Form 10KSB
period 1999-12-31
CORPORATE DEVELOPMENT CENTERS INC
filed 2001-02-09
CIK 1011432

              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          FORM 10KSB

[X] 	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 1999

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _________ to ____________

Commission File No.  0-27507


               CORPORATE DEVELOPMENT CENTERS, INC.
               -----------------------------------
      (Exact name of Registrant as specified in its charter)

          Nevada                           88-0350448
(State or other jurisdiction of            (I.R.S.Employer
incorporation or organization)              Identification Number)

1332 E. Martha Dunyon Circle
Draper, Utah                                84020
-----------------------------               ----------
(Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code:(801)576-0814
                                                   -------------
Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12 (g) of the Act:
25,000,000 shares of common stock, par value $0.001

Check whether the issuer (l) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. [   ] Yes [ X  ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB. [   ]

Revenues for 1999 were $0.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of January 29, 2001 is $47,963.

The number of shares of the issuer's Common Stock outstanding as of January 29, 2001 is 1,234,250.

Transitional Small Business Disclosure Format (check one):
Yes [ ]  No [ X ]

                             PART I

Item 1.    Description of Business

History

The Company was incorporated in the state of Nevada on
August 29, 1995. The Company then sold shares pursuant to an initial public offering conducted exclusively in the State of Nevada (the "Offering"). The Offering was registered with the State of Nevada (State File No. R96-19) and became effective on
March 1, 1996.   The Offering was sold pursuant to Rule 504
promulgated by the Securities and Exchange Commission under Regulation D and pursuant to the Disclosure Document dated March 1, 1996. The Offering was closed after the sale of 534,250 shares.

At its inception, the Company was formed for the purpose of offering full service executive office space combined with other business services. The initial business plan called for the Company to lease up to 2,500 square feet of office space and then sub-lease executive office space to companies or individuals. In addition to office space, the Company would provide to executives reception desk services, photo copying services, postal services and other services needed for a business executive to operate a free standing office.

The Company initiated its business plan in 1996. It purchased office equipment, leased office space and set up executive offices in the Las Vegas, Nevada area. The business as initiated did not prove profitable and the company did not have sufficient capital to continue operations. In its first year of operations the Company collected rents totaling $17,061.00. This revenue was offset against expenses during the same time period totaling $51,517.00. The Company closed operations in 1997. Since that time, the Company has been investigating ways to get back into the executive office space business. The Company has also been investigating other products and/or services in which it might engage that have potential for profit.

General

For the past two years the Company has had no active business operations. The Company currently has no commitment or arrangement to participate in a business and cannot now predict what type of business it may enter into or acquire. It is emphasized that the business objectives discussed herein are extremely general and are not intended to be restrictive on the discretion of the Company's management.

There are no plans or arrangements proposed or under consideration for the issuance or sale of additional securities by the Company prior to the identification of an acquisition candidate. Consequently, management anticipates that it may be able to participate in only one potential business venture, due primarily to the Company's limited capital. This lack of investing in the Company because it will not permit the Company to offset potential losses from one venture against gains from another.
                               2

The Company has voluntarily filed this registration statement on Form 10-SB to become subject to the reporting requirements under the Securities Exchange Act of 1934, based on management's belief that the Company's reporting status will enhance its ability to locate and acquire a business opportunity. It is management's experience that owners of products and other business opportunities often desire to sell their product or opportunity to a company having the ability to obtain a listing on the NASDAQ stock market. Being subject to the reporting requirements under the Securities Exchange Act of 1934 is necessary in order to obtain such a listing. It is the intention of the Company to apply in the near future for inclusion in the Over the Counter Bulletin Board and to apply for listing on the NASDAQ stock market if and when the Company meets the asset and other requirements for listing on that market. The Company intends to continue to voluntarily file reports under the Securities Exchange Act of 1934, regardless of whether its obligation to do so is suspended by rule of statute.

Selection of a Business

The Company anticipates that business for possible acquisition will be referred by various sources, including its officers and directors, professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company will not engage in any general solicitation or advertising for a business opportunity, and will rely on personal contacts of its officers and directors and their affiliates, as well as indirect associations between them and other business and professional people. By relying on "word of mouth", the Company may be limited in the number of potential acquisitions it can identify. While it is not presently anticipated that the Company will engage unaffiliated professional firms specializing in business acquisitions or reorganizations, such firms may be retained if management deems it in the best interest of the Company.

Compensation to a finder or business acquisition firm may take various forms, including one-time cash payments, payments based on a percentage of revenues or product sales volume, payments involving issuance of securities (including those of the Company), or any combination of these or other compensation arrangements. Consequently, the Company is currently unable to predict the cost of utilizing such services. Management of the Company will not receive a finder's fee for locating a business opportunity.

The Company will not restrict its search to any particular business, industry, or geographical location, and management reserves the right to evaluate and enter into any type of business in any location. The Company may participate in a newly organized business venture or a more established company entering a new phase of growth or in need of additional capital to overcome existing financial problems. Participation in a new business venture entails greater risks since in may instances management of such a venture will not have proved its ability, the eventual market of such venture's product or services will likely not be established, and the profitability of the venture will be unproved and cannot be predicted accurately. If the Company participates in a more established firm with existing financial problems, it may be subjected to risk because the financial resources of the Company may not be adequate to eliminate or reverse the circumstances leading to such financial problems.

In seeking a business venture, the decision of management will not be controlled by an attempt to take advantage of any anticipated or perceived appeal of a specific industry, management group, product, or industry, but will be based on the business objective of seeking long-term capital appreciation in the real value of the Company. The Company will not acquire or merge with a business or corporation in which the Company's officers, directors, or promoters, or their affiliates or associates, have any direct or indirect ownership interest.

The analysis of new businesses will be undertaken by or under the supervision of the officers and directors. In analyzing prospective business, management will consider, to the extent applicable, the available technical, financial, and managerial resources; working capital and other prospects for the future; the nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; the potential for profit; the perceived public recognition or acceptance of products, services, or trade or service marks; name identification; and other relevant factors.

The decision to participate in a specific business may be based on management's analysis of the quality of the other firm's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, and other factors which are difficult, if not impossible, to analyze through any objective criteria. It is anticipated that the results of operations of a specific firm may not necessarily be indicative of the potential for the future because of the requirement to substantially shift marketing approaches, expand significantly, change product emphasis, change or substantially augment management, and other factors.

The Company will analyze all available factors and make a determination based on a composite of available facts, without reliance on any single factor. The period within which the Company may participate in a business cannot be predicted and will depend on circumstances beyond the Company's control, including the availability of businesses, the time required for the Company to complete its investigation and analysis of prospective business, the time required to prepare appropriate documents and agreements provided for the Company's participation, and other circumstances.

Acquisition of a Business

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, or other reorganization with another corporation or entity; joint venture; license; purchase and sale of assets; or purchase and sale of stock, the exact nature of which cannot not be predicted. Notwithstanding the above, the Company does not intend to participate in a business through the purchase of minority stock positions. Further, the Company does not have the assets necessary to make a business acquisition with cash. Therefore, any acquisition would have to be in exchange for Company stock. On the consummation of a transaction, it is likely that the present management and shareholders of the Company will not be in control of the Company. In addition, a majority or all of the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders.

In connection with the Company's acquisition of a business, the present shareholders of the Company, including officers and directors may, as a negotiated element of the acquisition, sell a portion of all of the Company's Common Stock held by them at a significant premium over their original investment in the Company. As a result of such sales, affiliates of the entity participating in the business reorganization with the Company would acquire a higher percentage of equity ownership in the Company. Management does not intend to actively negotiate for or otherwise require the purchase of all or any portion of its stock as a condition to or in connection with any proposed merger or acquisition. Although the Company's present shareholders did not acquire their shares of Common Stock with a view towards any subsequent sale in connection with a business reorganization, it is not unusual for affiliates of the entity participating in the reorganization to negotiate to purchase shares held by the present shareholders in order to reduce the number of "restricted securities" held by persons no longer affiliated with the Company and thereby reduce the potential adverse impact on the public market in the Company's Common Stock that could result from substantial sales of such shares after the restrictions no longer apply. Public investors will not receive any portion of the premium that may be paid in the foregoing circumstances. Furthermore, the Company's shareholders may not be afforded an opportunity to approve or consent to any particular stock buy-out transaction.

In the event of sales of shares by present shareholders of the Company, including officers and directors, is a negotiated element of a future acquisition, a conflict of interest may arise because directors will be negotiating for the acquisition on behalf of the Company and for sales of their shares for their own respective accounts. Where a business opportunity is well suited for acquisition by the Company, but affiliates of the business opportunity impose a condition that management sell their shares at a price which is unacceptable to them, management may not sacrifice their financial interest for the Company to complete the transaction. Where the business opportunity is not well suited, but the price offered management for their shares is high, Management will be tempted to effect the acquisition to realize a substantial gain on their shares in the Company. Management has not adopted any policy for resolving the foregoing potential conflicts, should they arise, and does not intend to obtain an independent appraisal to determine whether any price that may be offered for their shares is fair. Stockholders must rely, instead, on the obligation of management to fulfill its fiduciary duty under sate law to act in the best interests of the Company and its stockholders.

It is anticipated that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at specified times thereafter. Although the terms of such registration rights and the number of securities, if any, which may be registered cannot be predicted, it may be expected that registration of securities by the Company in these circumstances would entail substantial expense to the Company. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's securities may have a depressive effect on such market.

While the actual terms of the transaction to which the Company may be a party cannot be predicted, it may be expected that that the parties to the business transaction will find it desirable to structure the acquisition as a so-called "tax-free" event under sections 351 or 368(a) of the Internal Revenue Code of 1986, (the "Code"). In order to obtain tax-free treatment under section 351 of the Code, it would be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company would retain less than 20% of the issued and outstanding shares of the surviving entity. Section 368(a) (1) of the Code provides for tax-free treatment of certain business reorganizations between corporate entities where one corporation is merged with or acquires the securities or assets of another corporation. Generally, the Company will be the acquiring corporation in such a business reorganization, and the tax-free status of the transaction will not depend on the issuance of any specific amount of the Company's voting securities. It is not uncommon, however, that as a negotiated element of a transaction completed in reliance on Section 368, the acquiring corporation issue securities in such an amount that the shareholders of the acquired corporation will hold 50% or more of the voting stock of the surviving entity. Consequently, there is a substantial possibility that the shareholders of the Company immediately prior to the transaction would retain less than 50% of the issued and outstanding shares of the surviving entity. Therefore, regardless of the form of the business acquisition, it may be anticipated that stockholders immediately prior to the transaction will experience a significant reduction in their percentage of ownership in the Company.

Notwithstanding the fact that the Company is technically the acquiring entity in the foregoing circumstances, generally accepted accounting principals will ordinarily require that such transaction be accounted for as if the Company had been acquired by the other entity owning the business and, therefore, will not permit a write-up in the carrying value of the assets of the other company.

The manner in which the Company participates in a business will depend on the nature of the business, the respective needs and desires of the Company and other parties, the management of the business, and the relative negotiating strength of the Company and such other management.

The Company will participate in a business only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to such closing, will outline the manner of bearing costs if the transaction is not closed, will set forth remedies on default, and will include miscellaneous other terms.

The Company will comply with all federal and state disclosure laws in connection with the acquisition of any target company including providing shareholders with audited financial statements when required. The Company also intends to provide shareholders with information including audited financial statements regarding a target company even if it is not required when it is reasonably possible to do so. If such disclosure is not required, it may be necessary in some instances, such as when time restraints will not permit disclosure, for the directors to determine that it is in the best interest of the shareholders to consummate an acquisition short of all possible disclosure.

While management believes that the fact that the Company is subject to reporting obligations under the Securities Exchange Act of 1934 will increase the number of companies that will be interested in being acquired by the Company, the reporting requirements will eliminate the possibility of acquiring some companies. For example, within 15 days of an acquisition, the Company must file a Form 8-K discussing the acquisition. From the date of the filing of the Form 8-K, the Company will then have 60 days to file audited proforma financial information. Accordingly, if the target company is not capable of being audited within a short period of time, it is not a likely candidate for acquisition.

It is not presently intended that any officer or director would receive compensation from a target company as a condition to an acquisition. However, it is possible that a target company may require that an officer or director sell his or her shares in the Company to the target company, that an officer or director be willing to enter into a consulting agreement, or it is possible that an officer or director in a particular instance may be compensated in the form of a finder's fee in connection with a particular acquisition.

Operation of Business After Acquisition

The Company's operation following its acquisition of a business will be dependent on the nature of the business and the interest acquired. It may be expected that the business will present various risks, which cannot be predicted at the present time.


Government Regulation

It is impossible to predict the government regulation, if any, to which the Company may be subject until it has acquired an interest in business. The use of assets and/or conduct of business which the Company may acquire could subject it to environmental, public health and safety, land use, trade, or other governmental regulations and state or local taxation. In selecting a business in which to acquire an interest, management will endeavor to ascertain, to the extent of the limited resources of the Company, the effects of such government regulation on the prospective business of the Company. In certain circumstances, however, such as the acquisition of an interest in a new or start-up business activity, it may not be possible to predict with any degree of accuracy the impact of government regulation. The inability to ascertain the effect of government regulation on prospective business activity will make the acquisition of an interest in such business a higher risk.

Competition

The Company will be involved in intense competition with other business entities, many of which will have a competitive edge over the Company by virtue of their stronger financial resources and prior experiences in business. There is no assurance that the Company will be successful in obtaining suitable investments.

Employees

The Company is a development stage company and currently has no
employees.    Management of the Company expects to use
consultants, attorneys, and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating businesses. The need for employees and their availability will be addressed in connection with a decision whether or not to acquire or participate in a specific business industry.

Item 2.  Description of Property

The Company utilizes office space at 1332 E. Martha Dunyon Cir., Draper, Utah 84020, provided by Richard M. Bench, an officer and director of the Company. Mr. Bench has provided this office space during 1999. The fair market value of this office rent is $100 per month. Mr. Bench has agreed to contribute this amount to the Company as additional paid in capital.

Item 3.  Legal Proceedings

The Company is not a party to any material pending legal proceedings, and to the best of its knowledge, no such proceedings by or against the Company have been threatened.

Item 4.  Submission of matters to a Vote of Security Holders

There was no matter submitted during the fourth quarter of fiscal year ended December 31, 1999, to a vote of security holders, through the solicitation of proxies or otherwise.

                             PART II

Item 5. Market for Registrant's Common Equity and Related
Stockholders Matters.

Market Information

Although quotations for the Company's common stock did appear on the OTC Bulletin Board, the Company lost its trading symbol in or about September, 1999, and there is no established trading market for the common stock at the present time. Recent information generated by the OTC Bulletin shows no trades in the Company's shares since 1998.

There are no outstanding options or warrants to purchase shares of common stock nor are there outstanding securities convertible into common stock. Under Rule 144(k) promulgated under the Securities Act of 1933, in order for non-controlling shareholders to sell their shares free of restrictions, a period of at least two years must have elapsed since the shares were acquired from the issuer or from an affiliate of the issuer. At the present time, all shares of common stock outstanding may be sold without restrictions under Rule 144(k) except 275,000 shares which are held by officers, directors, and controlling stockholders ("Control Shares"). Seventy-five thousand of the Control Shares may be sold subject to complying with all of the terms and conditions of Rule 144, except the one-year holding period which has been satisfied. The

Company has not agreed to register any common shares and is not planning a registered offering at the present time.

Since its inception, no dividends have been paid on the Company's common stock. The Company intends to retain any earnings for use in its business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future.

At January 29, 2001, there was approximately 47 holders of record of the Company's Common Stock.

Recent Sales of Unregistered Securities

The Company has not sold any equity securities during the fiscal year ended December 31, 1999.

Item 6.  Management's Discussion and Analysis or Plan of
Operation

Results of Operations

Calendar Year Ended December 31, 1999

The Company had no revenue from continuing operations or from any other source for the year ended December 31, 1999.

General and administrative expenses for the year ended December 31, 1999, consisted primarily of general corporate administration, legal and professional expenses, and accounting and auditing costs totaling $1,705. These expenses were necessary to support the legal existence of the Company until it could locate another operating business in which to engage. In addition, the Company had rent expense of 1,200 and amortization of capitalized organization costs totaling $960. Legal, accounting and administrative expenses were higher in 1998 due to the work necessary to obtain a symbol on the OTC Bulletin Board which occurred that year.

Calendar Year Ended December 31, 1998

The Company had no revenue from continuing operations or from any other source for the year ended December 31, 1998.

General and administrative expenses for the year ended December 31, 1998, consisted primarily of general corporate administration, legal and professional expenses, and accounting and auditing costs. During that year the Company had only expenses necessary to support its legal existence until it could locate an operating business in which to engage. Legal, accounting and administrative expenses were also incurred to engage the work necessary to obtain a symbol on the OTC Bulletin Board.

Shares in the Company were sold on October 1, 1998, for total sales proceeds of $5,000 in order to obtain capital to help pay these expenses.

Liquidity and Capital Resources

At December 31, 1999, the Company had working capital of $1,807, enough to meet the cash requirements of the Company for approximately three months. We believe the Company will need to raise an additional $7,000 by selling additional shares or by borrowing in order to have sufficient capital to meet its needs for the next 12 months. Since the cease of operations in 1997, the Company has had extremely limited working capital which it has obtained through additional investment in the Company by principal shareholders. The Company can only continue to exist by the continued willingness of principal shareholders to fund the maintaining of the Company.

Management believes that funding sources will continue to be available to meet the anticipated needs of the Company's operations through at least the next 12 months. Even though the Company does not at the present time have any understandings or agreements with any persons or entities to provide such funding, shareholders having an interest in seeing that the Company remains a viable business entity have been willing to provide funds to the Company in the past either through purchasing additional stock or by loaning money to the Company. However, there can be no assurances to that effect, as the Company has no revenues and the Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period. It should also be noted that the Company is now obligated to satisfy the costs associated with filing the required reports under the Exchange Act of 1934. It appears at the present time that these costs will also have to be met through the continued sale of stock or by borrowing additional funds. The Company's current operating plan is to (i) handle the administrative and reporting requirements of a public company; and (ii) search for potential business, products, technologies and companies for acquisition. At present, the Company has no understandings, commitments or agreements with respect to the acquisition of any business, product, technology or company and there can be no assurance that the Company will identify any such business, product, technology or company and there can be no assurance that the Company will identify any such business, product, technology or company suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage the business, product, technology or company it acquires.

Item 7.  Financial Statements

Ted A. Madsen
                 CERTIFIED PUBLIC ACCOUNTANT
                    684 EAST VINE STREET #3
                      MURRAY, UTAH 84107
                  TELEPHONE (801) 268-2632
                     FAX (801) 262-3978

TED A. MADSEN, CPA        MEMBER:  AMERICAN INSTIUTE OF
                                   CERTIFIED PUBLIC ACCOUNTANTS

                                   UTAH ASSOCIATION OF
                                   CERTIFIED PUBLIC ACCOUNTANTS

                                   CERTIFIED PUBLIC ACCOUNTANT


Board of Directors
Corporate Development Centers, Inc.
Salt Lake City, Utah

I have audited the accompanying balance sheet of Corporate Development Centers, Inc. (a development stage company) as of December 31, 1999 and the related statements of operations, cash flows and changes in stockholders' equity for the year then ended and for the period from August 29, 1995 (date of inception) to December 31, 1999. These financial statements are the responsibility of Corporate Development Centers, Inc.'s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principals used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit of the financial statements provides a reasonable basis for my opinion.

In my opinion, the accompanying financial statements present fairly, in all material respects, the financial position of Corporate Development Centers, Inc. as of December 31, 1999 and the results of operations, cash flows and changes in stockholders' equity for the year then ended and for the period from August 29, 1995 (date of inception) to December 31, 1999, in conformity with generally accepted accounting principles.



Salt Lake City, Utah
                                             /s/ Ted A. Madsen, CPA
January 25, 2000                             Ted A. Madsen, CPA

                CORPORATE DEVELOPMENT CENTERS, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                           BALANCE SHEET
                         DECEMBER 31, 1999


ASSETS

   Cash in bank                                              $    1,807

         TOTAL ASSETS                                        $    1,807
                                                             ==========

LIABILITIES & STOCKHOLDERS' EQUITY

   Liabilities
      Accounts Payable                                       $        -
         Total Liabilities                                            -

   Stockholders' Equity

     Common stock, authorized 25,000,000 shares
     At $.001 par value, issued and outstanding
     1,234,250 shares                                             1,234

     Additional paid-in capital                                  50,559

  (Deficit) accumulated during the development stage            (49,986)
                                                             ----------
         Total Stockholders' Equity                               1,807
                                                             ==========
         TOTAL LIABILITES & STOCKHOLDER'S EQUITY             $    1,807
                                                             ==========

 The accompanying notes are an integral part of these financial statements

                CORPORATE DEVELOPMENT CENTERS, INC.
                   (A DEVELOPMENT STAGE COMPANY)
    STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1999
              (With Cumulative Figures From Inception)

                                                         From Inception,
                                      Year ended        August 29, 1995
                               December 31, 1999   to December 31, 1999
                               -----------------   --------------------
RENTAL INCOME                  $               -   $             17,061

Expenses

      Advertising                              -                  1,657
      Amortization                                                3,170
      Cleaning                                 -                  1,803
      Consulting                               -                  3,605
      Depreciation                             -                  2,477
      Fees                                     -                  1,083
      Insurance                                -                    414
      Office Expenses                         60                  3,124
      Rent                                 1,200                 28,309
      Professional Fees                    1,645                  7,753
      Telephone                                -                  5,731
      Utilities                                -                  1,200
                               -----------------   --------------------
          Total Expenses       $           2,905   $             60,326

Other Income (Expense)

     Loss on sale of office
       Furniture                               -                 (5,091)
                               -----------------   --------------------
        Total Other Income
          (Expense)                            -                 (5,091)
                               -----------------   --------------------

Net (loss) before cumulative
  effect of change
  In accounting principle                 (2,905)               (48,356)
Cumulative effect on prior
  years (to December 31,
  1998) of expensing
  unamortized organization
  costs - Note B                          (1,630)                (1,630)

Net (Loss) before income taxes            (4,535)               (49,986)

Provisions for income taxes
  - Note E                                     -                      -
                               -----------------   --------------------
Net (loss)                     $          (4,535)  $            (49,986)
                               =================   ====================
Net (loss) per common share:

  (Loss) before cumulative
    effect of change in
    accounting principle       $           (0.01)

  Cumulative effect on prior
    years (to December 31,
    1998) of expensing
    unamortized
    organizational costs                    0.00
                               -----------------
Net (loss)                     $           (0.01)
                               =================
Weighted average shares
  Outstanding                          1,234,250
                               =================

The accompanying notes are an integral part of these financial statements

                CORPORATE DEVELOPMENT CENTERS, INC.
                  (A DEVELOPMENT STAGE COMPANY)
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE YEAR ENDED DECEMBER 31, 1999
             (with cumulative figures from inception)

                                          Additional    Accum-
                        Common    Stock      Paid-in    ulated
                        Shares   Amount      Capital  (Deficit)       Total
                                                       -------
Balance
August 29, 1995              -  $     -  $         -  $      -     $      -

Issuance of common
stock for cash @ .01
per share on August
9, 1995                800,000      800        7,200                  8,000

Issuance of common
stock for consulting
services rendered
valued at $2,000
@ .01 per share
on August 9, 1995      200,000      200        1,800                  2,000

Net (loss)
for period                   -        -            -    (1,920)      (1,920)
                     ---------   ------   ----------   -------       ------
Balance
December 31, 1995    1,000,000    1,000        9,000    (1,920)       8,080

Issuance of
common stock for
cash @.08 per
share on March 26,
1996                   534,250      534       42,206                 42,740

(Less) offering
costs                                        (12,147)               (12,147)

Net (loss) for
period                       -        -            -   (21,567)     (21,567)
                     ---------   ------   ----------   -------       ------
Balance,
December 31, 1996    1,534,250    1,534       39,059   (23,487)      17,106

Net (loss) for
period                       -        -            -   (15,228)     (15,228)
                     ---------   ------   ----------   -------       ------
Balance
December 31, 1997    1,534,250    1,534       39,059   (38,715)       1,878

Issuance of
common Stock for
cash @.05 per share
on November 11, 1998   200,000      200        9,800                 10,000

Cancellation of
Common shares on
November 11, 1998     (500,000)    (500)         500

Net (loss) for
period                       -        -            -    (6,736)      (6,736)
                     ---------   ------   ----------   -------       ------
Balance
December 31, 1998    1,234,250    1,234       49,359   (45,451)       5,142

Additional paid
in capital
contributed by
shareholder                  -        -        1,200         -        1,200

Net (loss) for
period                       -        -            -    (4,535)       (4535)
                     ---------   ------   ----------   -------       ------
Balance,
December 31, 1999    1,234,250  $ 1,234   $   50,559  $(49,986)   $   1,807
                     =========   ======   ==========   =======       ======

The accompanying notes are an integral part of these financial statements

                     CORPORATE DEVELOPMENT CENTERS, INC.
                       (A DEVELOPMENT STAGE COMPANY)
                          STATEMENT OF CASH FLOWS
                    FOR THE YEAR ENDED DECEMBER 31, 1999
                  (With Cumulative Figures From Inception)


                                                            From Inception,
                                           Year ended      August 29, 1995
                                          December 31,      to December 31,
                                                 1999                 1999
                                        -------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss                                $      (4,535)     $       (49,986)
Non-cash items included in net loss
  Loss of sale of equipment                         -                5,091
  Amortization                                  1,630                4,800
  Depreciation                                      -                2,477
  Rent                                          1,200                1,200
  Decrease in stock subscription
    Receivable                                  3,500                    -
                                        -------------      ---------------
NET CASH FROM (USED) BY OPERATING
ACTIVITIES                                      1,795              (36,418)

CASH FLOWS FROM INVESTING ACTIVITIES
  Organizational costs                              -               (2,800)
  Purchase of equipment                             -              (13,668)
  Proceeds from sale of equipment                   -                6,100
                                        -------------      ---------------
     NET CASH (USED) BY
     INVESTING ACTIVITIES                           -              (10,368)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of common stock                -               48,593
                                        -------------      ---------------
     NET CASH FROM FINANCING ACTIVITIES             -               48,593

     NET INCREASE IN CASH                       1,795      $         1,807
                                                           ===============
CASH AT BEGINNING OF PERIOD                        12
                                        -------------
CASH AT END OF PERIOD                   $       1,807
                                        =============

The accompanying notes are an integral part of these financial statements

                 CORPORATE DEVELOPMENT CENTERS, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE FINANCIAL STATEMENTS
                         DECEMBER 31, 1999


NOTE A:    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           The Company was incorporated on August 29, 1995 under the laws of the state of Nevada. The business purpose of the Company is to provide executive office facilities and services and provide corporate registered agent service to Nevada corporations.

           The Company will adopt accounting policies and procedures based upon the nature of future transactions.

NOTE B:    ORGANIZATION COSTS

           Organization costs were originally capitalized and were being amortized over 60 months. In January of 1999, the Company adopted a change in accounting principle and elected to charge the previously unamortized amount of reorganization costs to operations in the current period. The effect of this change has been reflected as a separate line item in the statement of operations.

NOTE C:    OFFERING COSTS

           The offering costs which were incurred by the Company in connection with a public stock offering were offset against the net offering proceeds of the stock offering.

NOTE D:    PUBLIC STOCK OFFERING

           In March of 1996, the Company completed the stock offering and sold 534,250 shares of its common stock at $.08 per share and received net proceeds of $30,593 from that offering. The net proceeds will be used to provide executive office facilities and services and provide corporate registered agent service to Nevada corporations.

NOTE E:    INCOME TAXES

           No provision for income taxes has been recorded in the financial statements as the Company has incurred net operating losses from the date of inception through the current year. The Company has net operating losses totaling $49,986 that may be used to offset future taxable income.

                 CORPORATE DEVELOPMENT CENTERS, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE FINANCIAL STATEMENTS
                         DECEMBER 31, 1999

NOTE F:     OFFICE EQUIPMENT AND DEPRECIATION

            Office equipment is carried at cost. Expenditures for the maintenance and repair are charged against operations. Renewals and betterments that materially extend the life of the asset are capitalized.

            Depreciation of the equipment is provided for using the straight-line method over the estimated useful lives for both federal income tax and financing reporting.

            All of the office equipment was sold and the existing operations were discontinued in 1997.
            The sale of the equipment resulted in a loss of $5,091.

NOTE G:     RELATED PARTY TRANSACTIONS

            The Company retained a shareholder to assist with the formation of the Company and issued 200,000 shares of its common stock for these services. These services were valued at $2,000 or $.01 per share.

            The Company paid cash to a shareholder in the amount of $2,500 in connection with the formation of the Company and the preparation and implementation of the business plan.

            The Company has maintained an office at the office of a shareholder during the 1999 and 2000 fiscal year. The fair market vale of this office rent has been reflected in the statement of operations at $100 per month. The shareholder has agreed to contribute this amount to the Company as additional paid in capital.

NOTE H:     USE OF ESTIMATES

            The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financials statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                 CORPORATE DEVELOPMENT CENTERS, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE FINANCIAL STATEMENTS
                         DECEMBER 31, 1999

NOTE I:     CANCELLATION OF SHARES

            In November of 1998, in order to have a more favorable capital structure, certain shareholders/officers elected to cancel previously issued shares of common stock. Of the 500,000 shares that were cancelled, 400,000 shares were previously purchased by these shareholders/officers at $.01 per share and 100,000 were issued to a shareholder/officer for services rendered and valued at $01 per share.

                        Ted A. Madsen
                 CERTIFIED PUBLIC ACCOUNTANT
                    684 EAST VINE STREET #3
                      MURRAY, UTAH 84107
                  TELEPHONE (801) 268-2632
                     FAX (801) 262-3978

TED A. MADSEN, CPA        MEMBER:  AMERICAN INSTIUTE OF
                                   CERTIFIED PUBLIC ACCOUNTANTS

                                   UTAH ASSOCIATION OF
                                   CERTIFIED PUBLIC ACCOUNTANTS

                                   CERTIFIED PUBLIC ACCOUNTANT

Board of Directors
Corporate Development Centers, Inc.
Salt Lake City, Utah

I have audited the accompanying balance sheet of Corporate Development Centers, Inc. (a development stage company) as of December 31, 1998 and the related statements of operations, cash flows and changes in stockholders' equity for the year then ended and for the period from August 29, 1995 (date of inception) to December 31, 1998. These financial statements are the responsibility of Corporate Development Centers, Inc.'s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principals used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit of the financial statements provides a reasonable basis for my opinion.

In my opinion, the accompanying financial statements present fairly, in all material respects, the financial position of Corporate Development Centers, Inc. as of December 31, 1998 and the results of operations, cash flows and changes in stockholders' equity for the year then ended and for the period from August 29, 1995 (date of inception) to December 31, 1998, in conformity with generally accepted accounting principles.


Salt Lake City, Utah
                                             /s/ Ted A. Madsen, CPA
January 25, 2000                             Ted A. Madsen, CPA

                 CORPORATE DEVELOPMENT CENTERS, INC.
                    (A DEVELOPMENT STAGE COMPANY)
                           BALANCE SHEET
                         DECEMBER 31, 1998


ASSETS

Cash in bank                                         $       12
Organization costs less accumulated
Amortization of $3,170                                    1,630
Stock subscription receivable                             3,500
                                                     ----------
     TOTAL ASSETS                                    $    5,142
                                                     ==========

LIABILITIES & STOCKHOLDERS' EQUITY

     Liabilities                                     $        -

          Total Liabilities                                   -

     Stockholders' Equity

       Common stock, authorized 25,000,000 shares
       at $.001 par value, issued and outstanding
       1,234,250 shares                                   1,234

       Additional paid-in capital                        49,359

    (Deficit) accumulated during the development stage  (45,451)
                                                     ----------
          Total Stockholders' Equity                      5,142
                                                     ==========
          TOTAL LIABILITES & STOCKHOLDER'S EQUITY    $    5,142
                                                     ==========

The accompanying notes are an integral part of these financial statements

                CORPORATE DEVELOPMENT CENTERS, INC.
                   (A DEVELOPMENT STAGE COMPANY)
    STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1998
             (With Cumulative Figures From Inception)

                                                         From Inception,
                                        Year Ended       August 29, 1995
                                    December 31, 1998  to December 31, 1998
                                    -----------------  --------------------
Rental Income                       $               -    $           17,061

Expenses

      Advertising                                   -                 1,657
      Amortization                                962                 3,170
      Cleaning                                      -                 1,803
      Consulting                                    -                 3,605
      Depreciation                                  -                 2,477
      Fees                                        178                 1,083
      Insurance                                     -                   414
      Office Expenses                               -                 3,064
      Rent                                          -                27,109
      Professional Fees                         5,596                 6,108
      Telephone                                     -                 5,731
      Utilities                                     -                 1,200
                                    -----------------  --------------------
           Total Expenses                       6,736                57,421

Other Income (Expense)

     Loss on sale of office furniture               -                (5,091)
                                    -----------------  --------------------
          Total Other Income (Expense)              -                (5,091)
                                    -----------------  --------------------

Net (Loss) before income taxes                 (6,736) $            (45,451)

Provision for income taxes - Note E                 -                     -
                                    -----------------  --------------------

Net (loss)                          $          (6,736) $            (45,451)
                                    =================  ====================

Net (loss) per share                $           (0.01)
                                    =================
Weighted average shares outstanding         1,234,250
                                    =================

The accompanying notes are an integral part of these financial statements

                 CORPORATE DEVELOPMENT CENTERS, INC.
                    (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEAR ENDED DECEMBER 31, 1998
                (with cumulative figures from inception)

                                          Additional    Accum-
                        Common    Stock      Paid-in    ulated
                        Shares   Amount      Capital  (Deficit)       Total
                                                       -------
Balance
August 29, 1995              - $      -   $        -  $      -     $      -

Issuance of
common stock for
cash @ .01 per
share in August
of 1995                800,000      800        7,200                  8,000

Issuance of
common stock for
consulting
services rendered
valued at $2,000
@ .01 per share
in August of 1995      200,000      200        1,800                  2,000

Net (loss) for
period                       -        -            -    (1,920)      (1,920)
                     ---------   ------   ----------   -------       ------
Balance
December 31, 1995    1,000,000    1,000        9,000    (1,920)       8,080

Issuance of
common stock for
cash @.08 per
share in March of
1996                   534,250      534       42,206                 42,740

(Less) offering
costs                                        (12,147)               (12,147)

Net (loss) for
period                       -        -            -   (21,567)     (21,567)
                     ---------   ------   ----------   -------       ------
Balance,
December 31, 1996    1,534,250    1,534       39,059   (23,487)      17,106

Net (loss) for
Period                       -        -            -   (15,228)     (15,228)
                     ---------   ------   ----------   -------       ------
Balance
December 31, 1997    1,534,250    1,534       39,059   (38,715)       1,878

Issuance of
common Stock
for cash @.05 per
share in November
of 1998                200,000      200        9,800                 10,000

Cancellation of
Common shares in
November 1998         (500,000)    (500)         500

Net (loss) for
period                       -        -            -    (6,736)      (6,736)
                     ---------   ------   ----------   -------       ------
Balance
December 31, 1998    1,234,250 $  1,234   $   49,359  $(45,451)    $  5,142
                     =========   ======   ==========   =======       ======

The accompanying notes are an integral part of these financial statements

                CORPORATE DEVELOPMENT CENTERS, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                     STATEMENT OF CASH FLOWS
              FOR THE YEAR ENDED DECEMBER 31, 1998
            (With Cumulative Figures From Inception)


                                                         From inception,
                                        Year Ended       August 29, 1995
                                    December 31, 1998  to December 31, 1998
                                    -----------------  --------------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss                            $         (6,736)  $           (45,451)
Non-cash items included in net loss
  Loss of sale of equipment                        -                 5,091
  Amortization                                   962                 3,170
  Depreciation                                     -                 2,477
  Decrease in stock subscription
    receivable                                (3,500)               (3,500)
  Decrease in accounts payable                  (714)                    -
                                    -----------------  --------------------
NET CASH FROM (USED) BY
OPERATING ACTIVITIES                          (9,988)              (38,213)

CASH FLOWS FROM INVESTING ACTIVITIES
  Organizational costs                             -                (2,800)
  Purchase of equipment                            -               (13,668)
  Proceeds from sale of equipment                  -                 6,100

     NET CASH (USED) BY INVESTING
     ACTIVITIES                                    -               (10,368)

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from sale of
       common stock                           10,000                48,593

     NET CASH FROM
     FINANCING ACTIVITIES                     10,000                48,593
                                    -----------------  --------------------
     NET INCREASE IN CASH                         12   $                12

CASH AT BEGINNING OF PERIOD                        -
                                    ----------------
CASH AT END OF PERIOD               $             12
                                    ================


The accompanying notes are an integral part of these financial statements

              CORPORATE DEVELOPMENT CENTERS, INC.
                (A DEVELOPMENT STAGE COMPANY)
              NOTES TO THE FINANCIAL STATEMENTS
                     DECEMBER 31, 1998

NOTE A:    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           The Company was incorporated on August 29, 1995 under the laws of the state of Nevada. The business purpose of the Company is to provide executive office facilities and services and provide corporate registered agent service to Nevada corporations.

           The Company will adopt accounting policies and procedures based upon the nature of future transactions

NOTE B:    ORGANIZATION COSTS

           Organization costs were capitalized and amortized over 60 months.

NOTE C:    OFFERING COSTS

           The offering costs which were incurred by the Company in connection with a public stock offering were offset against the net offering proceeds of the stock offering.

NOTE D:    PUBLIC STOCK OFFERING

           In March of 1996, the Company completed the stock offering and sold 534,250 shares of its common stock at $.08 per share and received net proceeds of $30,593 from that offering. The net proceeds will be used to provide executive office facilities and services and provide corporate registered agent service to Nevada corporations.

NOTE E:    INCOME TAXES

           No provision for income taxes has been recorded in the financial statements as the Company has incurred net operating losses from the date of inception through the current year. The Company has net operating losses totaling $45,451 that may be used to offset future taxable income.

NOTE F:    OFFICE EQUIPMENT

           Office equipment is carried at cost. Expenditures for the maintenance and repair are charged against operations. Renewals and betterments that materially extend the life of the assets are capitalized.

                  CORPORATE DEVELOPMENT CENTERS, INC.
                     (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 1998


NOTE F:    OFFICE EQUIPMENT AND DECPRECIATION (CONTINUED)

           Depreciation of the equipment is provided for using the straight-line method over the estimated useful lives for both federal income tax and financing reporting.

           All of the office equipment was sold and the existing operations were discontinued in 1997. The sale of the equipment resulted in a loss of $5,091.

NOTE G:    RELATED PARTY TRANSACTIONS

           The Company retained a shareholder to assist with the formation of the Company and issued 200,000 shares of its common stock for these services. These services were valued at $200 or $.001 per share.

           The Company paid cash to a shareholder in the amount of $2,500 in connection with the formation of the Company and the preparation and implementation of the business plan.

NOTE H:    USE OF ESTIMATES

           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

NOTE I:    CANCELLATION OF SHARES

           In November of 1998, in order to have a more favorable capital structure, certain shareholders/officers elected to cancel previously issued shares of common stock. Of the 500,000 shares that were cancelled, 400,000 shares were previously purchased by these shareholders/officers at $.01 per share and 100,000 were issued to a shareholder/officer for services rendered and valued at $01 per share.

Item 8.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

We have had no changes in or disagreements with our accountants on accounting or financial disclosures during the fiscal year ended December 31, 1999.

                            PART III

Item 9. Directors and Executive Officers of the Registrant

The following table sets forth the names, ages, and positions with the Company for each of the directors and officers of the Company.

Name              Age   Position (1)                  Since

Richard M. Bench  58    President and Director         1998

Don L. Oborn      67    Secretary/treasurer            1999
                        and Director

All executive officers are elected by the Board and hold office until the next Annual Meeting of stockholders and until their successors are elected and qualify.

The following information on the business experience of each director and officer.

Richard M. Bench is a licensed realtor and for the past five years has been the operations and marketing manager for El Ray Bench Real Estate Corp. Mr. Bench's recent business experience has also included being director of marketing, director of skier services and ski instructor for Canyon Ski Resort, location near Park City Utah. Mr Bench has owned and operated several small businesses and is the owner and manager of several residential rental properties.

Don L. Oborn graduated from the University of Utah located in Salt Lake City, Utah in 1956 with a B.S. degree in business management. For most of his professional career he sold life insurance from which he retired in 1991. In June, 1996, he came out of retirement to work with the Utah Business Alliance, Custom Fit Training program through Dixie College in St. George, Utah. In that capacity, he teaches business classes and seminars on management and leadership principles.

Section 16(a) Beneficial Ownership Reporting Compliance

The following persons have failed to file, on a timely
basis, the identified reports required by section 16(a) of
the Exchange Act during the most recent fiscal year.
-------------------------------------------------------------------

                             Number    Transactions  Known Failures
                            of Late     Not Timely     To File a
Name and principal position Reports      Reported     Required Form
--------------------------------------------------------------------

Richard M. Bench, Director,
President                   1 (Form 3)       0          1 (Form 3)
Don L. Oborn, Director,     1 (Form 3)       0          1 (Form 3)
Secretary and Treasurer
--------------------------------------------------------------------


Item 10.  Executive Compensation

The Company has no agreement or understanding, express or implied, with any officer, director, or principal stockholder, or their affiliates or associates, regarding employment with the Company or compensation for services. The Company has no plan, agreement, or understanding, express or implied, with any officer, director, or principal stockholder, or their affiliates or associates, regarding the issuance to such persons of any shares of the Company's authorized and unissued common stock. There is no understanding between the Company and any of its present stockholders regarding the sale of a portion of all of the common stock currently held by them in connection with any future participation by the Company in a business. There are no other plans, understandings, or arrangements whereby any of the Company's officers, directors, or principal stockholders, or any of their affiliates or associates, would receive funds, stock, or other assets in connection with the Company's participation in a business. No advances have been made or contemplated by the Company to any of its officers, directors, or principal stockholders, or any of their affiliates or associates.

There is no policy that prevents management from adopting a plan or agreement in the future that would provide for cash or stock based compensation for services rendered to the Company. Current management has served and continues to serve without compensation in cash or otherwise because the Company has no revenues. Management is willing to serve for purposes of protecting their investments in the Company.

On acquisition of a business, it is possible that current management will resign and be replaced by persons associated with the business acquired, particularly if the Company participates in a business by effecting a stock exchange, merger, or consolidation as discussed under "BUSINESS." In the event that any member of current management remains after effecting a business acquisition, that member's time commitment and compensation will likely be adjusted based on the nature and location of such business and the services required, which cannot now be foreseen.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT

The following table sets forth as of January 29, 2001, the number and percentage of the outstanding shares of common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

                                                   Common      Percent of
Name and Address                                   Shares        Class

Richard M. Bench (1)                              237,500        19%
1332 East Martha Dunyon Circle
Draper, Utah  84020

David Dorton                                      100,000         8%
111 E. Broadway
Salt Lake City, Utah  84111

Stephen J. Nicolatus                              100,000         8%
111 E. Broadway
Salt Lake City, Utah  84111

Don L. Oborn (1)                                   37,500         3%
385 W. Brigham Rd. #14
St. George, Utah  84790

Jim Rostad                                        100,000         8%
3172 North Rainbow
Las Vegas, Nevada  89108

Judy Rostad (2)                                   100,000         8%
3172 North Rainbow

Las Vegas, Nevada  89108

Larry Snyder                                      100,000         8%
8011 Firebrand Court
Henderson, Nevada  89014

Stanley K. Stilwell                               100,000         8%
7604 Delaware Bay Drive
Las Vegas, NV  89128

All Executive officers and
   Directors of a Group (2)                       275,000        22%

(1) Messrs. Bench and Oborn are all of the officers and directors of the Company.
(2) Judy Rostad is listed only as beneficial owner of the 100,000 shares held by her spouse, Jim Rostad. She holds no shares in her own name.


Item 12.  Certain Relationships and Related Transactions.

None of the following parties within the last fiscal year has had any material interest, direct or indirect, in any transaction with the Company or in any presently proposed transaction that, in either case, has or will materially affect the Company.

     -    Director or officer of the Company
     - Proposed nominee for election as a director of the Company
     - Person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all outstanding shares of the Company
     -    Promoter of the Company
     -    Relative or spouse of any of the foregoing persons

                           PART IV

Item 13.  Exhibits and Reports on Form 8-K

Exhibits
--------

Exhibits                 Title of Document

3.1                      Articles of Incorporation (1)

3.2                      By-Laws (1)

23                       Consent of Auditor

27                       Financial Data Schedule

(1)	Previously filed as an exhibit to the Company's
Form 10-SB on October 1, 1999.

Reports on Form 8-K

None

                          SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corporate Development Centers, Inc.


By:  /s/  Richard M. Bench
     Richard M. Bench, President

Date:	January 29, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/ Richard M. Bench
     Richard M. Bench, Principal Executive Officer,
	Principal Accounting Officer and Director

Date:	January 29, 2001


By:  /s/ Don L. Oborn
     Don L. Oborn, Principal Financial Officer,
	Director

Date:	January 29, 2001