Form 10QSB
period 2000-03-31
CORPORATE DEVELOPMENT CENTERS INC
filed 2001-02-09
CIK 1011432

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC 20549

                         FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

	For the quarterly period ended March 31, 2000

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities
      Exchange Act of 1934

	For the transition period from ------- to --------


		Commission File Number        0-27507
                                          -------

                CORPORATE DEVELOPMENT CENTERS, INC.
            --------------------------------------------
  (Exact name of small Business Issuer as specified in its charter)

        Nevada                            88-0350448
-------------------------                 ------------------
(State or other jurisdiction of           IRS Employer Identification No.)
incorporation or organization)


1332 E. Martha Dunyon Circle
Draper, Utah					84020
-----------------------------------       ---------------
(Address of principal executive offices)  (Zip Code)

Issuer's telephone number, including area code:     801-576-0814


                               None
 ------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days    [  ] Yes    [X] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
1,234,250 Shares of $.001 par value Common Stock outstanding as of February 5, 2001.

                PART 1 - FINANCIAL INFORMATION

Item 1.    Financial Statements


The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that can be expected for the year ending December 31, 2000.

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

TED A. MADSEN, CPA        MEMBER:  AMERICAN INSTIUTE OF
                                   CERTIFIED PUBLIC ACCOUNTANTS

                                   UTAH ASSOCIATION OF
                                   CERTIFIED PUBLIC ACCOUNTANTS

                                   CERTIFIED PUBLIC ACCOUNTANT


Board of Directors
Corporate Development Centers, Inc.
Salt Lake City, Utah

I have reviewed the accompanying balance sheets of Corporate Development Centers, Inc. (a development stage company) as of March 31, 2000 and March 31, 1999 and the related statements of operations and cash flows and changes in stockholders' equity (deficit)for the three months then ended and for the period from the date of inception on August 29, 1995 to March 31, 2000 in accordance with statements on standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Corporate Development Centers, Inc.

A review consists principally in inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my reviews, I am not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.


/s/ Ted A. Madsen
January 31, 2001

                      FINANCIAL STATEMENTS


              CORPORATE DEVELOPMENT CENTERS, INC.
                 (A DEVELOPMENT STAGE COMPANY)
                        BALANCE SHEET
                March 31, 2000 and 1999


ASSETS
                                               2000             1999
                                          --------------  ---------------
Cash in bank                              $        6,955  $         1,846

                                          ______________  _______________

TOTAL ASSETS                              $        6,955  $         1,846
                                          ==============  ===============


LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

   Liabilities

      Loan from shareholder               $       15,000  $             -
                                          --------------  ---------------

         Total Liabilities                        15,000

   Stockholders' Equity

      Common stock, authorized 25,000,000 shares
      At $.001 par value, issued and outstanding
      1,234,250 shares                             1,234            1,234

      Additional paid-in capital                  50,859           49,659
   (Deficit) accumulated during the
     development stage                           (60,138)         (49,047)
                                          --------------  ---------------

Total Stockholders' Equity (Deficit)              (8,045)          (1,846)

TOTAL LIABILITES & STOCKHOLDER'S
  EQUITY (DEFICIT)                        $        6,955  $         1,846
                                          ==============  ===============

The accompanying notes are an integral part of these financial statements

                   CORPORATE DEVELOPMENT CENTERS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED
                       MARCH 31, 2000 AND 1999
                (With Cumulative Figures From Inception)

                          Three Months   Three Months
                          Ended         Ended          From Inception
                          March 31,     March 31,      August 29, 1995 to
                          2000          1999           March 31, 2000
                          ------------  ------------   ------------------

Rental Income             $          -  $          -   $           17,061

Expenses

Advertising                          -             -                1,657
Amortization                         -                              3,170
Cleaning                             -             -                1,803
Consulting                           -             -                3,605
Depreciation                         -             -                2,477
Fees                               350             -                1,433
Insurance                            -             -                  414
Office Expenses                      -            21                3,124
Rent                               300           300               28,609
Professional Fees                9,502         1,645               17,255
Telephone                            -             -                5,731
Utilities                            -             -                1,200
                          ------------  ------------   ------------------

   Total Expenses               10,152         1,966               70,478

Other Income (Expense)

   Loss on sale of
     office furniture                -             -               (5,091)
                          ------------  ------------   ------------------
      Total Other Income
        (Expense)                    -             -               (5,091)
                          ------------  ------------   ------------------
Net (loss) before cumulative
  Effect of change in
  accounting Principle         (10,152)      (1,966)             (58,508)

Cumulative effect on prior
  years (to December 31,
  1998) of expensing
  unamortized organization
  costs- Note B                      -        (1,630)              (1,630)
                          ------------  ------------   ------------------
Net (loss)                $    (10,152) $     (3,596)  $          (60,138)
                          ============  ============   ==================
Net (loss) per common share:

  (Loss) before cumulative
  effect of change in
  accounting principle    $      (0.01) $      (0.01)
  Cumulative effect on
  Prior years (to December)
  31, 1998) of expensing
  unamortized organization
  costs                           0.00          0.00
                          ------------  ------------


Net (loss)                $      (0.01) $      (0.01)
                          ============  ============
Weighted average shares
  Outstanding                1,234,250     1,234,250
                          ============  ============

The accompanying notes are an integral part of these financial statements

                  CORPORATE DEVELOPMENT CENTERS, INC.
                     (A DEVELOPMENT STAGE COMPANY)
          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
   FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999
                (With Cumulative Figures From Inception)


                                          Additional    Accum-
                        Common    Stock      Paid-in    ulated
                        Shares   Amount      Capital  (Deficit)       Total
                                                       -------

Balance
August 29, 1995              -  $       -  $       -  $       -  $        -

Issuance of
common stock
for cash @ .01
per share
on August 9, 1995      800,000        800      7,200                  8,000

Issuance of
common stock
for consulting
services rendered
valued at $2,000
@ .01 per share on
August 9, 1995         200,000        200      1,800                  2,000

Net (loss)
for period                   -          -          -     (1,920)     (1,920)
                     ---------  ---------  ---------   --------  ----------

Balance
December 31, 1995    1,000,000      1,000      9,000     (1,920)      8,080

Issuance of
common stock
for cash @.08
per share on
March 26, 1996         534,250        534     42,206                 42,740

(Less) offering
costs                                        (12,147)               (12,147)

Net (loss)
for period                   -          -          -    (21,567)    (21,567)
                     ---------   --------   --------   ---------    --------
Balance,
December 31, 1996    1,534,250      1,534     39,059    (23,487)     17,106

Net (loss)
for period                   -          -          -    (15,228)    (15,228)
                     ---------  ---------  ---------   --------  ----------
Balance
December 31, 1997    1,534,250      1,534     39,059    (38,715)      1,878

Issuance of
Common Stock
for cash @.05 per
share on November
11, 1998               200,000        200      9,800                 10,000

Cancellation
of Common shares
on November 11, 1998  (500,000)      (500)       500

Net (loss)
for period                   -          -          -     (6,736)     (6,736)
Balance
December 31, 1998
                     ---------  ---------  ---------   --------  ----------
                     1,234,250      1,234     49,359    (45,451)      5,142

The accompanying notes are an integral part of these financial statements

                  CORPORATE DEVELOPMENT CENTERS, INC.
                     (A DEVELOPMENT STAGE COMPANY)
          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
   FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999
               (With Cumulative Figures From Inception)


                                          Additional    Accum-
                        Common    Stock      Paid-in    ulated
                        Shares   Amount      Capital  (Deficit)       Total
                     ---------   ------   ----------   -------        -----
Balance
December 31, 1998    1,234,250    1,234       49,359   (45,451)       5,142

Additional paid
in capital
contributed by
shareholder                                      300                    300

Net (loss) for
Period                       -        -            -    (3,596)      (3,596)
                     ---------   ------   ----------   -------        -----
Balance
March 31, 1999       1,234,250    1,234       49,659   (49,047)       1,846

Additional
paid in capital
contributed by
shareholder                                      900         -          900

Net (loss) for
period                       -        -            -      (939)        (939)
                     ---------   ------   ----------   -------        -----
Balance,
December 31, 1999    1,234,250    1,234       50,559   (49,986)       1,807
                     ---------   ------   ----------   -------        -----
Additional
paid in capital
contributed by
shareholder                                      300                    300

Net (loss) for
period                       -        -            -   (10,152)     (10,152)
                     ---------   ------   ----------   -------        -----
Balance,
March 31, 2000       1,234,250  $ 1,234   $   50,859  $(60,138)    $ (8,045)
                     =========   ======   ==========   =======        =====

The accompanying notes are an integral part of these financial statements

                CORPORATE DEVELOPMENT CENTERS, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                      STATEMENT OF CASH FLOWS
      FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
            (With Cumulative Figures From Inception)


                          Three Months  Three Months
                          Ended         Ended          From Inception
                          March 31,     March 31,      August 29, 1995 to
                          2000          1999           March 31, 2000
                          ------------  ------------   ------------------
CASH FLOWS FROM
  OPERATING ACTIVITIES

Net Loss                  $    (10,152) $     (3,596)      $      (60,138)
Non-cash items included
 in net loss
   Loss of sale of
     Equipment                       -             -                5,091
   Amortization                      -         1,630                4,800
   Depreciation                      -             -                2,477
   Rent                            300           300                1,500
   Decrease in stock
     subscription receivable         -         3,500                    -
                          ------------  ------------   ------------------
NET CASH FROM (USED) BY
  OPERATING ACTIVITIES          (9,852)        1,834              (46,270)


CASH FLOWS FROM INVESTING
 ACTIVITIES
   Organizational costs              -             -               (2,800)
   Purchase of equipment             -             -              (13,668)
   Proceeds from sale of
     equipment                       -             -                6,100
                          ------------  ------------   ------------------

NET CASH (USED) BY
INVESTING ACTIVITIES                 -             -              (10,368)

CASH FLOWS FROM FINANCING
  ACTIVITIES
   Proceeds from sale of
     common stock                    -             -               48,593
   Loan from shareholder        15,000             -               15,000
                          ------------  ------------   ------------------
NET CASH FROM FINANCING
ACTIVITIES                      15,000             -               63,593

NET INCREASE IN CASH             5,148         1,834       $        6,955
                                                        =================
CASH AT BEGINNING
  OF PERIOD                      1,807            12
                          ------------  ------------
CASH AT END OF PERIOD     $      6,955  $      1,846
                          ============  ============

The accompanying notes are an integral part of these financial statements

                 CORPORATE DEVELOPMENT CENTERS, INC.
                    (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO THE FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2000 AND 1999


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

NOTE B:    ORGANIZATION COSTS

           Organization costs were capitalized and amortized over 60 months. In January of 1999, the Company adopted a change in accounting principle and elected to charge the previously unamortized amount of organization costs to operations in the current period. The effect of this change has been reflected as a separate line item in the statement of operations.

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

NOTE E:    INCOME TAXES

           No provision for income taxes has been recorded in the financial statements as the Company has incurred net operating losses from the date of inception through the current year. The Company has net operating losses totaling $60,138 and $49,047 that may be used to offset future taxable income.

                CORPORATE DEVELOPMENT CENTERS, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE FINANCIAL STATEMENTS
                   SEPTEMBER 30, 2000 AND 1999

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

           A shareholder loaned $15,000 to the company in January of 2000 in order to assist the Company with working capital needs.

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

Item 2. Management's Discussion and Analysis or Plan of Operations

Plan of Operations

The Company was incorporated in the state of Nevada on August 29, 1995. At its inception, the Company was formed for the purpose of offering full service executive office space combined with other business services such as reception desk services, photo copying services, postal services and other services needed for a business executive to operate a free standing office.

The Company initiated its business plan in 1996 but proved unprofitable and closed operations in 1997. Since that time, the Company has been investigating ways to get back into the executive office space business. The Company has also been investigating other products and/or services in which it might engage that have potential for profit.

For the next 12 months, the Company will continue to seek out business opportunities in which it can engage and/or operating companies that it can acquire. At March 31, 2000, the Company had working capital of $6,955, enough to meet the cash requirements of the Company for approximately six months. We believe the Company will need to raise an additional $7,000 by selling additional shares or by borrowing in order to have sufficient capital to meet its needs for the next 12 months. Since the cease of operations in 1997, the Company has had extremely limited working capital which it has obtained through additional investment in the Company by principal shareholders. The Company can only continue to exist by the continued willingness of principal shareholders to fund the maintaining of the Company. In January, 2000, the Company borrowed $15,000 from a shareholder in order to continue meeting the cash demands of the Company.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS
OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

From time to time, the Company will make written and oral forward-looking statements about matters that involve risk and uncertainties that could cause actual results to differ materially from projected results. Important factors that could cause actual results to differ materially include, among others:

-    General domestic economic and political conditions
- Changes in laws and government regulations, including without limitation regulations of the Securities and Exchange
     Commission
- The availability and timing of receipt of necessary outside capital
- Other risk factors described from time to time in the Company's filings with the Securities and Exchange Commission.

Many of these factors are beyond the Company's ability to control and predict. Investors are cautioned not to place undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update its forward-looking statements, whether as a result of receiving new information, the occurrence of future events, or otherwise.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

         None

Item 2. Changes in Securities

         None

Item 3. Defaults upon Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders

         None

Item 5. Other Information

         None

Item 6. Exhibits and Reports on Form 8-K.

(a)   Exhibits

Exhibit 27.1 -  Financial Data Schedule

(b)   Reports on Form 8-K

         None


SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.

CORPORATE DEVELOPMENT CENTERS, INC .

Date:   February 5, 2001



By:  /S/ Richard M. Bench
     Richard M. Bench, President