Form 10QSB
period 2000-06-30
CORPORATE DEVELOPMENT CENTERS INC
filed 2001-02-09
CIK 1011432

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC 20549

                         FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

	For the quarterly period ended June 30, 2000

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

                PART 1 - FINANCIAL INFORMATION

Item 1.    Financial Statements


The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that can be expected for the year ending December 31, 2000.

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

TED A. MADSEN, CPA        MEMBER:  AMERICAN INSTIUTE OF
                                   CERTIFIED PUBLIC ACCOUNTANTS

                                   UTAH ASSOCIATION OF
                                   CERTIFIED PUBLIC ACCOUNTANTS

                                   CERTIFIED PUBLIC ACCOUNTANT


Board of Directors
Corporate Development Centers, Inc.
Salt Lake City, Utah

I have reviewed the accompanying balance sheets of Corporate Development Centers, Inc. (a development stage company) as of June 30, 2000 and June 30, 1999 and the related statements of operations and cash flows and changes in stockholders' equity (deficit)for the six months then ended and for the period from the date of inception on August 29, 1995 to June 30, 2000 in accordance with statements on standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Corporate Development Centers, Inc.

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


/s/ Ted A. Madsen
January 31, 2001

                      FINANCIAL STATEMENTS


              CORPORATE DEVELOPMENT CENTERS, INC.
                 (A DEVELOPMENT STAGE COMPANY)
                        BALANCE SHEET
                June 30, 2000 and 1999


ASSETS
                                               2000             1999
                                          --------------  ---------------
Cash in bank                              $        6,955  $         1,846

                                          ______________  _______________

TOTAL ASSETS                              $        6,955  $         1,846
                                          ==============  ===============


LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

   Liabilities

      Loan from shareholder               $       15,000  $             -
                                          --------------  ---------------

         Total Liabilities                        15,000

   Stockholders' Equity

      Common stock, authorized 25,000,000 shares
      At $.001 par value, issued and outstanding
      1,234,250 shares                             1,234            1,234

      Additional paid-in capital                  51,159           49,959
   (Deficit) accumulated during the
     development stage                           (60,438)         (49,347)
                                          --------------  ---------------

Total Stockholders' Equity (Deficit)              (8,045)          (1,846)

TOTAL LIABILITES & STOCKHOLDER'S
  EQUITY (DEFICIT)                        $        6,955  $         1,846
                                          ==============  ===============

The accompanying notes are an integral part of these financial statements

                   CORPORATE DEVELOPMENT CENTERS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF OPERATIONS FOR THE SIX MONTHS ENDED
                       JUNE 30, 2000 AND 1999
                (With Cumulative Figures From Inception)

                          Six Months    Six Months
                          Ended         Ended          From Inception
                          June 30,      June 30,       August 29, 1995 to
                          2000          1999           June 30, 2000
                          ------------  ------------   ------------------

Rental Income             $          -  $          -   $           17,061

Expenses

Advertising                          -             -                1,657
Amortization                         -                              3,170
Cleaning                             -             -                1,803
Consulting                           -             -                3,605
Depreciation                         -             -                2,477
Fees                               350             -                1,433
Insurance                            -             -                  414
Office Expenses                      -            21                3,124
Rent                               600           600               28,909
Professional Fees                9,502         1,645               17,255
Telephone                            -             -                5,731
Utilities                            -             -                1,200
                          ------------  ------------   ------------------

   Total Expenses               10,452         2,266               70,778

Other Income (Expense)

   Loss on sale of
     office furniture                -             -               (5,091)
                          ------------  ------------   ------------------
      Total Other Income
        (Expense)                    -             -               (5,091)
                          ------------  ------------   ------------------
Net (loss) before cumulative
  Effect of change in
  accounting Principle         (10,452)      (2,266)             (58,808)

Cumulative effect on prior
  years (to December 31,
  1998) of expensing
  unamortized organization
  costs- Note B                      -        (1,630)              (1,630)
                          ------------  ------------   ------------------
Net (loss)                $    (10,452) $     (3,896)  $          (60,438)
                          ============  ============   ==================
Net (loss) per common share:

  (Loss) before cumulative
  effect of change in
  accounting principle    $      (0.01) $      (0.01)
  Cumulative effect on
  Prior years (to December)
  31, 1998) of expensing
  unamortized organization
  costs                           0.00          0.00
                          ------------  ------------


Net (loss)                $      (0.01) $      (0.01)
                          ============  ============
Weighted average shares
  Outstanding                1,234,250     1,234,250
                          ============  ============

The accompanying notes are an integral part of these financial statements

                  CORPORATE DEVELOPMENT CENTERS, INC.
                     (A DEVELOPMENT STAGE COMPANY)
          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
   FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999
                (With Cumulative Figures From Inception)


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

The accompanying notes are an integral part of these financial statements

                  CORPORATE DEVELOPMENT CENTERS, INC.
                     (A DEVELOPMENT STAGE COMPANY)
          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
   FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999
               (With Cumulative Figures From Inception)


                                          Additional    Accum-
                        Common    Stock      Paid-in    ulated
                        Shares   Amount      Capital  (Deficit)       Total
                     ---------   ------   ----------   -------        -----
Balance
December 31, 1998    1,234,250    1,234       49,359   (45,451)       5,142

Additional paid
in capital
contributed by
shareholder                                      600                    600

Net (loss) for
Period                       -        -            -    (3,896)      (3,896)
                     ---------   ------   ----------   -------        -----
Balance
June 30, 1999       1,234,250    1,234       49,959   (49,347)       1,846

Additional
paid in capital
contributed by
shareholder                                      600         -          600

Net (loss) for
period                       -        -            -      (639)        (639)
                     ---------   ------   ----------   -------        -----
Balance,
December 31, 1999    1,234,250    1,234       50,559   (49,986)       1,807
                     ---------   ------   ----------   -------        -----
Additional
paid in capital
contributed by
shareholder                                      600                    600

Net (loss) for
period                       -        -            -   (10,452)     (10,452)
                     ---------   ------   ----------   -------        -----
Balance,
June 30, 2000        1,234,250  $ 1,234   $   51,159  $(60,438)    $ (8,045)
                     =========   ======   ==========   =======        =====

The accompanying notes are an integral part of these financial statements

                CORPORATE DEVELOPMENT CENTERS, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                      STATEMENT OF CASH FLOWS
      FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
            (With Cumulative Figures From Inception)


                          Six Months    Six Months
                          Ended         Ended          From Inception
                          June 30,      June 30,       August 29, 1995 to
                          2000          1999           June 30, 2000
                          ------------  ------------   ------------------
CASH FLOWS FROM
  OPERATING ACTIVITIES

Net Loss                  $    (10,452) $     (3,896)      $      (60,438)
Non-cash items included
 in net loss
   Loss of sale of
     Equipment                       -             -                5,091
   Amortization                      -         1,630                4,800
   Depreciation                      -             -                2,477
   Rent                            600           600                1,800
   Decrease in stock
     subscription receivable         -         3,500                    -
                          ------------  ------------   ------------------
NET CASH FROM (USED) BY
  OPERATING ACTIVITIES          (9,852)        1,834              (46,270)


CASH FLOWS FROM INVESTING
 ACTIVITIES
   Organizational costs              -             -               (2,800)
   Purchase of equipment             -             -              (13,668)
   Proceeds from sale of
     equipment                       -             -                6,100
                          ------------  ------------   ------------------

NET CASH (USED) BY
INVESTING ACTIVITIES                 -             -              (10,368)

CASH FLOWS FROM FINANCING
  ACTIVITIES
   Proceeds from sale of
     common stock                    -             -               48,593
   Loan from shareholder        15,000             -               15,000
                          ------------  ------------   ------------------
NET CASH FROM FINANCING
ACTIVITIES                      15,000             -               63,593

NET INCREASE IN CASH             5,148         1,834       $        6,955
                                                        =================
CASH AT BEGINNING
  OF PERIOD                      1,807            12
                          ------------  ------------
CASH AT END OF PERIOD     $      6,955  $      1,846
                          ============  ============

The accompanying notes are an integral part of these financial statements

                 CORPORATE DEVELOPMENT CENTERS, INC.
                    (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO THE FINANCIAL STATEMENTS
                     JUNE 30, 2000 AND 1999


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

NOTE E:    INCOME TAXES

           No provision for income taxes has been recorded in the financial statements as the Company has incurred net operating losses from the date of inception through the current year. The Company has net operating losses totaling $60,438 and $49,347 that may be used to offset future taxable income.

                CORPORATE DEVELOPMENT CENTERS, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE FINANCIAL STATEMENTS
                   JUNE 30, 2000 AND 1999

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

For the next 12 months, the Company will continue to seek out business opportunities in which it can engage and/or operating companies that it can acquire. At June 30, 2000, the Company had working capital of $6,955, enough to meet the cash requirements of the Company for approximately six months. We believe the Company will need to raise an additional $7,000 by selling additional shares or by borrowing in order to have sufficient capital to meet its needs for the next 12 months. Since the cease of operations in 1997, the Company has had extremely limited working capital which it has obtained through additional investment in the Company by principal shareholders. The Company can only continue to exist by the continued willingness of principal shareholders to fund the maintaining of the Company. In January, 2000, the Company borrowed $15,000 from a shareholder in order to continue meeting the cash demands of the Company.

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