Form 10KSB
period 2000-12-31
CORPORATE DEVELOPMENT CENTERS INC
filed 2001-02-09
CIK 1011432

              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          FORM 10KSB

[X] 	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2000

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

Check whether the issuer (l) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB. [   ]

Revenues for 2000 were $0.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of January 29, 2001 is $47,963.

The number of shares of the issuer's Common Stock outstanding as of February 5, 2001 is 1,234,250.

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

Item 2.  Description of Property

The Company utilizes office space at 1332 E. Martha Dunyon Cir., Draper, Utah 84020, provided by Richard M. Bench, an officer and director of the Company. Mr. Bench has provided this office space during 2000. The fair market value of this office rent is $100 per month. Mr. Bench has agreed to contribute this amount to the Company as additional paid in capital.

Item 3.  Legal Proceedings

The Company is not a party to any material pending legal proceedings, and to the best of its knowledge, no such proceedings by or against the Company have been threatened.

Item 4.  Submission of matters to a Vote of Security Holders

There was no matter submitted during the fourth quarter of fiscal year ended December 31, 2000, to a vote of security holders, through the solicitation of proxies or otherwise.

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

At February 5, 2001, there was approximately 47 holders of record of the Company's Common Stock.

Recent Sales of Unregistered Securities

The Company has not sold any equity securities during the fiscal year ended December 31, 2000.

Item 6.  Management's Discussion and Analysis or Plan of
Operation

For the next 12 months, the Company will continue to seek out business opportunities in which it can engage and/or operating companies that it can acquire. At December 31, 2000, the Company had working capital of $5,468, enough to meet the cash requirements of the Company for approximately five months. We believe the Company will need to raise an additional $8,500 by selling additional shares or by borrowing in order to have sufficient capital to meet its needs for the next 12 months. Since the cease of operations in 1997, the Company has had extremely limited working capital which it has obtained through additional investment in the Company by principal shareholders. The Company can only continue to exist by the continued willingness of principal shareholders to fund the maintaining of the Company. In January, 2000, the Company borrowed $15,000 from a shareholder in order to continue meeting the cash demands of the Company.

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

TED A. MADSEN, CPA        MEMBER:  AMERICAN INSTIUTE OF
                                   CERTIFIED PUBLIC ACCOUNTANTS

                                   UTAH ASSOCIATION OF
                                   CERTIFIED PUBLIC ACCOUNTANTS

                                   CERTIFIED PUBLIC ACCOUNTANT


Board of Directors
Corporate Development Centers, Inc.
Salt Lake City, Utah

I have audited the accompanying balance sheets of Corporate Development Centers, Inc. (a development stage company) as of December 31, 2000 and December 31, 1999 and the related statements of operations, cash flows and changes in stockholders' equity for the years then ended and for the period from August 29, 1995 (date of inception) to December 31, 2000. These financial statements are the responsibility of Corporate Development Centers, Inc.'s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the accompanying financial statements present fairly, in all material respects, the financial position of Corporate Development Centers, Inc. as of December 31, 2000 and December 31, 1999 and the results of operations, cash flows and changes in stockholders' equity for the years then ended and for the period from August 29, 1995 (date of inception) to December 31, 2000, in conformity with generally accepted accounting principles.


Salt Lake City, Utah
                                             /s/ Ted A. Madsen, CPA
January 22, 2001                             Ted A. Madsen, CPA

              CORPORATE DEVELOPMENT CENTERS, INC.
                 (A DEVELOPMENT STAGE COMPANY)
                        BALANCE SHEET
                December 31, 2000 and 1999


ASSETS
                                               2000             1999
                                          --------------  ---------------
Cash in bank                              $        5,468  $         1,807

                                          ______________  _______________

TOTAL ASSETS                              $        5,468  $         1,807
                                          ==============  ===============


LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

   Liabilities

      Loan from shareholder               $       15,000  $             -
                                          --------------  ---------------

         Total Liabilities                        15,000

   Stockholders' Equity

      Common stock, authorized 25,000,000 shares
      At $.001 par value, issued and outstanding
      1,234,250 shares                             1,234            1,234

      Additional paid-in capital                  51,759           50,559
   (Deficit) accumulated during the
     development stage                           (62,525)         (49,986)
                                          --------------  ---------------

Total Stockholders' Equity (Deficit)              (9,532)          (1,807)

TOTAL LIABILITES & STOCKHOLDER'S
  EQUITY (DEFICIT)                        $        5,468  $         1,807
                                          ==============  ===============

The accompanying notes are an integral part of these financial statements

                   CORPORATE DEVELOPMENT CENTERS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF OPERATIONS FOR THE YEARS ENDED
                       DECEMBER 31, 2000 AND 1999
                (With Cumulative Figures From Inception)

                          Year          Year
                          Ended         Ended          From Inception
                          December 31,  December 31,   August 29, 1995 to
                          2000          1999           December 31, 2000
                          ------------  ------------   ------------------

Rental Income             $          -  $          -   $           17,061

Expenses

Advertising                          -             -                1,657
Amortization                         -                              3,170
Cleaning                             -             -                1,803
Consulting                           -             -                3,605
Depreciation                         -             -                2,477
Fees                               350             -                1,433
Insurance                            -             -                  414
Office Expenses                      -            60                3,124
Rent                             1,200         1,200               29,509
Professional Fees               10,989         1,645               18,742
Telephone                            -             -                5,731
Utilities                            -             -                1,200
                          ------------  ------------   ------------------

   Total Expenses               12,539         2,905               72,865

Other Income (Expense)

   Loss on sale of
     office furniture                -             -               (5,091)
                          ------------  ------------   ------------------
      Total Other Income
        (Expense)                    -             -               (5,091)
                          ------------  ------------   ------------------
Net (loss) before cumulative
  Effect of change in
  accounting Principle         (12,539)      (2,905)             (60,895)

Cumulative effect on prior
  years (to December 31,
  1998) of expensing
  unamortized organization
  costs- Note B                      -        (1,630)              (1,630)

Net (loss) before income
   Taxes                       (12,539)       (4,535)             (62,525)

Provision for income
   Taxes - Note E                                                      -
                          ------------  ------------   ------------------
Net (loss)                $    (12,539) $     (4,535)  $          (62,525)
                          ============  ============   ==================
Net (loss) per common share:

  (Loss) before cumulative
  effect of change in
  accounting principle    $      (0.01) $      (0.01)
  Cumulative effect on
  Prior years (to December)
  31, 1998) of expensing
  unamortized organization
  costs                           0.00          0.00
                          ------------  ------------


Net (loss)per common share$      (0.01) $      (0.01)
                          ============  ============
Weighted average shares
  Outstanding                1,234,250     1,234,250
                          ============  ============

The accompanying notes are an integral part of these financial statements

                  CORPORATE DEVELOPMENT CENTERS, INC.
                     (A DEVELOPMENT STAGE COMPANY)
          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
   FOR THE YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999
                (With Cumulative Figures From Inception)


                                          Additional    Accum-
                        Common    Stock      Paid-in    ulated
                        Shares   Amount      Capital  (Deficit)       Total
                                                       -------

Balance
August 29, 1995              -  $       -  $       -  $       -  $        -

Issuance of
common stock
for cash @ .01
per share
on August 9, 1995      800,000        800      7,200                  8,000

Issuance of
common stock
for consulting
services rendered
valued at $2,000
@ .01 per share on
August 9, 1995         200,000        200      1,800                  2,000

Net (loss)
for period                   -          -          -     (1,920)     (1,920)
                     ---------  ---------  ---------   --------  ----------

Balance
December 31, 1995    1,000,000      1,000      9,000     (1,920)      8,080

Issuance of
common stock
for cash @.08
per share on
March 26, 1996         534,250        534     42,206                 42,740

(Less) offering
costs                                        (12,147)               (12,147)

Net (loss)
for period                   -          -          -    (21,567)    (21,567)
                     ---------   --------   --------   ---------    --------
Balance,
December 31, 1996    1,534,250      1,534     39,059    (23,487)     17,106

Net (loss)
for period                   -          -          -    (15,228)    (15,228)
                     ---------  ---------  ---------   --------  ----------
Balance
December 31, 1997    1,534,250      1,534     39,059    (38,715)      1,878

Issuance of
Common Stock
for cash @.05 per
share on November
11, 1998               200,000        200      9,800                 10,000

Cancellation
of Common shares
on November 11, 1998  (500,000)      (500)       500

Net (loss)
for period                   -          -          -    (6,736)     (6,736)
                     --------  ----------  ---------  ---------  ----------
Balance
December 31, 1998    1,234,250    1,234       49,359   (45,451)       5,142

The accompanying notes are an integral part of these financial statements

                  CORPORATE DEVELOPMENT CENTERS, INC.
                     (A DEVELOPMENT STAGE COMPANY)
          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
   FOR THE YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999
               (With Cumulative Figures From Inception)


                                          Additional    Accum-
                        Common    Stock      Paid-in    ulated
                        Shares   Amount      Capital  (Deficit)       Total
                     ---------   ------   ----------   -------        -----

Additional paid
in capital
contributed by
shareholder                                   1,200                   1,200

Net (loss) for
Period                       -        -            -   (4,535)       (4,535)
                     ---------   ------   ----------   -------        -----
Balance
December 31, 1999    1,234,250    1,234       50,559   (49,986)        1,807

Additional
paid in capital
contributed by
shareholder                                    1,200         -         1,200

Net (loss) for
period                       -        -            -   (12,539)      (12,539)
                     ---------   ------   ----------   -------        -----
Balance,
December 31, 2000    1,234,250    1,234       51,759   (62,525)        9,532

The accompanying notes are an integral part of these financial statements

                CORPORATE DEVELOPMENT CENTERS, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                      STATEMENT OF CASH FLOWS
      FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
            (With Cumulative Figures From Inception)


                          Year          Year
                          Ended         Ended          From Inception
                          December 31,  December 31,   August 29, 1995 to
                          2000          1999           December 31, 2000
                          ------------  ------------   ------------------
CASH FLOWS FROM
  OPERATING ACTIVITIES

Net Loss                  $    (12,539) $     (4,535)      $      (62,525)
Non-cash items included
 in net loss
   Loss of sale of
     Equipment                       -             -                5,091
   Amortization                      -         1,630                4,800
   Depreciation                      -             -                2,477
   Rent                          1,200         1,200                2,400
   Decrease in stock
     subscription receivable         -         3,500                    -
                          ------------  ------------   ------------------
NET CASH FROM (USED) BY
  OPERATING ACTIVITIES         (11,339)        1,795              (47,757)


CASH FLOWS FROM INVESTING
 ACTIVITIES
   Organizational costs              -             -               (2,800)
   Purchase of equipment             -             -              (13,668)
   Proceeds from sale of
     equipment                       -             -                6,100
                          ------------  ------------   ------------------

NET CASH (USED) BY
INVESTING ACTIVITIES                 -             -              (10,368)

CASH FLOWS FROM FINANCING
  ACTIVITIES
   Proceeds from sale of
     common stock                    -             -               48,593
   Loan from shareholder        15,000             -               15,000
                          ------------  ------------   ------------------
NET CASH FROM FINANCING
ACTIVITIES                      15,000             -               63,593

NET INCREASE IN CASH             3,661         1,795       $        5,468
                                                        =================
CASH AT BEGINNING
  OF PERIOD                      1,807            12
                          ------------  ------------
CASH AT END OF PERIOD     $      5,468  $      1,807
                          ============  ============

The accompanying notes are an integral part of these financial statements

                 CORPORATE DEVELOPMENT CENTERS, INC.
                    (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO THE FINANCIAL STATEMENTS
                     DECEMBER 31, 2000 AND 1999


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

NOTE E:    INCOME TAXES

           No provision for income taxes has been recorded in the financial statements as the Company has incurred net operating losses from the date of inception through the current year. The Company has net operating losses totaling $63,593 and $49,986 that may be used to offset future taxable income.

                CORPORATE DEVELOPMENT CENTERS, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE FINANCIAL STATEMENTS
                   DECEMBER 31, 2000 AND 1999

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

                CORPORATE DEVELOPMENT CENTERS, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE FINANCIAL STATEMENTS
                   DECEMBER 31, 2000 AND 1999

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

Item 8.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

We have had no changes in or disagreements with our accountants on accounting or financial disclosures during the fiscal year ended December 31, 2000.

                            PART III

Item 9. Directors and Executive Officers of the Registrant

The following table sets forth the names, ages, and positions with the Company for each of the directors and officers of the Company.

Name              Age   Position (1)                  Since

Richard M. Bench  59    President and Director         1998

Don L. Oborn      68    Secretary/treasurer            1999
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

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT

The following table sets forth as of February 5, 2001, the number and percentage of the outstanding shares of common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

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

Corporate Development Centers, Inc.


By:  /s/  Richard M. Bench
     Richard M. Bench, President

Date:	February 8, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/ Richard M. Bench
     Richard M. Bench, Principal Executive Officer,
	Principal Accounting Officer and Director

Date:	February 8, 2001


By:  /s/ Don L. Oborn
     Don L. Oborn, Principal Financial Officer,
	Director

Date:	February 8, 2001