Form 10QSB
period 2001-03-31
CORPORATE DEVELOPMENT CENTERS INC
filed 2001-05-15
CIK 1011432

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC 20549

                         FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

	For the quarterly period ended March 31, 2001

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days    [X] Yes    [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
1,234,250 Shares of $.001 par value Common Stock outstanding as of May 14, 2001.

                PART 1 - FINANCIAL INFORMATION

Item 1.    Financial Statements


The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.

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

TED A. MADSEN, CPA        MEMBER:  AMERICAN INSTIUTE OF
                                   CERTIFIED PUBLIC ACCOUNTANTS

                                   UTAH ASSOCIATION OF
                                   CERTIFIED PUBLIC ACCOUNTANTS

                                   CERTIFIED PUBLIC ACCOUNTANT


Board of Directors
Corporate Development Centers, Inc.
Salt Lake City, Utah

I have reviewed the accompanying balance sheets of Corporate Development Centers, Inc. (a development stage company) as of March 31, 2001 and March 31, 2000 and the related statements of operations and cash flows and changes in stockholders' equity (deficit)for the three months then ended and for the period from the date of inception on August 29, 1995 to March 31, 2001 in accordance with statements on standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Corporate Development Centers, Inc.

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


/s/ Ted A. Madsen
May 3, 2001

                      FINANCIAL STATEMENTS


              CORPORATE DEVELOPMENT CENTERS, INC.
                 (A DEVELOPMENT STAGE COMPANY)
                        BALANCE SHEET
                MARCH 31, 2001 and 2000


ASSETS
                                               2001             1999
                                          --------------  ---------------
Cash in bank                              $        4,921  $         6,955

                                          ______________  _______________

TOTAL ASSETS                              $        4,921  $         6,955
                                          ==============  ===============


LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

   Liabilities

      Loan from shareholder               $       20,000  $        15,000
                                          --------------  ---------------

         Total Liabilities                        20,000           15,000

   Stockholders' Equity

      Common stock, authorized 25,000,000 shares
      At $.001 par value, issued and outstanding
      1,234,250 shares                             1,234            1,234

      Additional paid-in capital                  52,059           50,859

   (Deficit) accumulated during the
     development stage                           (68,372)         (60,138)
                                          --------------  ---------------

Total Stockholders' Equity (Deficit)             (15,079)          (8,045)

TOTAL LIABILITES & STOCKHOLDER'S
  EQUITY (DEFICIT)                        $        4,921  $         6,955
                                          ==============  ===============

                   See accountant's compilation report

                   CORPORATE DEVELOPMENT CENTERS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED
                       MARCH 31, 2001 AND 2000
                (With Cumulative Figures From Inception)

                          Three Months  Three Months
                          Ended         Ended          From Inception
                          March 31,     March 31,      August 29, 1995 to
                          2001          2000           March 31, 2001
                          ------------  ------------   ------------------

Rental Income             $          -  $          -   $           17,061

Expenses

Advertising                          -             -                1,657
Amortization                         -                              3,170
Cleaning                             -             -                1,803
Consulting                           -             -                3,605
Depreciation                         -             -                2,477
Fees                                 -           350                1,433
Insurance                            -             -                  414
Office Expenses                      3             -                3,127
Rent                               300           300               29,809
Professional Fees                5,544         9,502               24,286
Telephone                            -             -                5,731
Utilities                            -             -                1,200
                          ------------  ------------   ------------------

   Total Expenses                5,847        10,152               78,712

Other Income (Expense)

   Loss on sale of
     office furniture                -             -               (5,091)
                          ------------  ------------   ------------------
      Total Other Income
        (Expense)                    -             -               (5,091)
                          ------------  ------------   ------------------
Net (loss) before cumulative
  Effect of change in
  accounting Principle         (5,847)      (10,152)             (66,742)

Cumulative effect on prior
  years (to December 31,
  1998) of expensing
  unamortized organization
  costs- Note B                      -             -               (1,630)
                          ------------  ------------   ------------------
Net (loss)                $    (5,847) $     (10,152)  $          (68,372)
                          ============  ============   ==================
Net (loss) per common share:

  (Loss) before cumulative
  effect of change in
  accounting principle    $      (0.01) $      (0.01)
  Cumulative effect on
  Prior years (to December)
  31, 1998) of expensing
  unamortized organization
  costs                           0.00          0.00
                          ------------  ------------


Net (loss)                $      (0.01) $      (0.01)
                          ============  ============
Weighted average shares
  Outstanding                1,234,250     1,234,250
                          ============  ============

                      See accountant's compilation report

                  CORPORATE DEVELOPMENT CENTERS, INC.
                     (A DEVELOPMENT STAGE COMPANY)
          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
   FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000
                (With Cumulative Figures From Inception)


                                          Additional    Accum-
                        Common    Stock      Paid-in    ulated
                        Shares   Amount      Capital  (Deficit)       Total
                                                       -------

Balance
August 29, 1995              -  $       -  $       -  $       -  $        -

Issuance of
common stock
for cash @ .01
per share
on August 9, 1995      800,000        800      7,200                  8,000

Issuance of
common stock
for consulting
services rendered
valued at $2,000
@ .01 per share on
August 9, 1995         200,000        200      1,800                  2,000

Net (loss)
for period                   -          -          -     (1,920)     (1,920)
                     ---------  ---------  ---------   --------  ----------

Balance
December 31, 1995    1,000,000      1,000      9,000     (1,920)      8,080

Issuance of
common stock
for cash @.08
per share on
March 26, 1996         534,250        534     42,206                 42,740

(Less) offering
costs                                        (12,147)               (12,147)

Net (loss)
for period                   -          -          -    (21,567)    (21,567)
                     ---------  ---------    -------    --------    --------
Balance,
December 31, 1996    1,534,250      1,534     39,059    (23,487)     17,106

Net (loss)
for period                   -          -          -    (15,228)    (15,228)
                     ---------  ---------  ---------   --------  ----------
Balance
December 31, 1997    1,534,250      1,534     39,059    (38,715)      1,878

Issuance of
Common Stock
for cash @.05 per
share on November
11, 1998               200,000        200      9,800                 10,000

Cancellation
of Common shares
on November 11, 1998  (500,000)      (500)       500

Net (loss)
for period                   -          -          -     (6,736)     (6,736)
                       --------    -------     ------    -------     -------

                   See accountant's compilation report

                  CORPORATE DEVELOPMENT CENTERS, INC.
                     (A DEVELOPMENT STAGE COMPANY)
          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
   FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000
               (With Cumulative Figures From Inception)


                                          Additional    Accum-
                        Common    Stock      Paid-in    ulated
                        Shares   Amount      Capital  (Deficit)       Total
                     ---------   ------   ----------   -------        -----
Balance
December 31, 1998    1,234,250    1,234       49,359   (45,451)       5,142

Additional paid
in capital
contributed by
shareholder                                    1,200                  1,200

Net (loss) for
Period                       -        -            -    (4,535)      (4,535)
                     ---------   ------   ----------   -------        -----
Balance
December 31, 1999    1,234,250    1,234       50,559   (49,986)       1,807

Additional
paid in capital
contributed by
shareholder                                      300         -          300

Net (loss) for
period                       -        -            -   (10,152)     (10,152)
                     ---------   ------   ----------   -------        -----
Balance,
March 31, 2000       1,234,250    1,234       50,859   (60,138)      (8,045)

Additional
paid in capital
contributed by
shareholder                                      900                    900

Net (loss) for
period                       -        -            -    (2,387)      (2,387)
                     ---------   ------   ----------   -------        -----
Balance,
December 31, 2000   1,234,250  $ 1,234   $   51,759   $(62,525)    $ (9,532)

Additional
paid in capital
contributed by
shareholder                                     300                     300

Net (loss) for
period                       -        -            -    (5,847)      (5,847)
                     ---------   ------   ----------   -------        -----
Balance,
March 31, 2001       1,234,250  $ 1,234   $   52,059   $(68,372)  $ (15,079)
                     =========   ======   ==========   ========      =======

                See accountant's compilation report

                CORPORATE DEVELOPMENT CENTERS, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                      STATEMENT OF CASH FLOWS
      FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
            (With Cumulative Figures From Inception)


                          Three Months  Three Months
                          Ended         Ended          From Inception
                          March 31,     March 31,      August 29, 1995 to
                          2001          2000           March 31, 2001
                          ------------  ------------   ------------------
CASH FLOWS FROM
  OPERATING ACTIVITIES

Net Loss                  $     (5,847) $    (10,152)      $      (68,372)
Non-cash items included
 in net loss
   Loss of sale of
     Equipment                       -             -                5,091
   Amortization                      -             -                4,800
   Depreciation                      -             -                2,477
   Rent                            300           300                2,700
   Decrease in stock
     subscription receivable         -             -                    -
                          ------------  ------------   ------------------
NET CASH FROM (USED) BY
  OPERATING ACTIVITIES          (5,547)       (9,852)             (53,304)


CASH FLOWS FROM INVESTING
 ACTIVITIES
   Organizational costs              -             -               (2,800)
   Purchase of equipment             -             -              (13,668)
   Proceeds from sale of
     equipment                       -             -                6,100
                          ------------  ------------   ------------------

NET CASH (USED) BY
INVESTING ACTIVITIES                 -             -              (10,368)

CASH FLOWS FROM FINANCING
  ACTIVITIES
   Proceeds from sale of
     common stock                    -             -               48,593
   Loan from shareholder         5,000        15,000               20,000
                          ------------  ------------   ------------------
NET CASH FROM FINANCING
ACTIVITIES                       5,000        15,000               68,593

NET INCREASE IN CASH              (547)        5,148       $        4,921
                                                        =================
CASH AT BEGINNING
  OF PERIOD                      5,468         1,807
                          ------------  ------------
CASH AT END OF PERIOD     $      4,921  $      6,955
                          ============  ============

               See accountant's compilation report.

                 CORPORATE DEVELOPMENT CENTERS, INC.
                    (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO THE FINANCIAL STATEMENTS
                     MARCH 31, 2001 AND 2000


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

NOTE E:    INCOME TAXES

           No provision for income taxes has been recorded in the financial statements as the Company has incurred net operating losses from the date of inception through the current year. The Company has net operating losses totaling $68,593 and $60,138 that may be used to offset future taxable income.

                CORPORATE DEVELOPMENT CENTERS, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE FINANCIAL STATEMENTS
                   MARCH 31, 2001 AND 2000

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

           A shareholder loaned $15,000 to the company in January of 2000 and also $5,000 in January of 2001, in order to assist the Company with working capital needs.

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

For the next 12 months, the Company will continue to seek out business opportunities in which it can engage and/or operating companies that it can acquire. At March 31, 2001, the Company had working capital of $4,921, enough to meet the cash requirements of the Company for approximately six months. We believe the Company will need to raise an additional $7,000 by selling additional shares or by borrowing in order to have sufficient capital to meet its needs for the next 12 months. Since the cease of operations in 1997, the Company has had extremely limited working capital which it has obtained through additional investment in the Company by principal shareholders. The Company can only continue to exist by the continued willingness of principal shareholders to fund the maintaining of the Company. In January, 2001, the Company borrowed $5,000 from a shareholder in order to continue meeting the cash demands of the Company.

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

         None

(b)   Reports on Form 8-K

         None


SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORPORATE DEVELOPMENT CENTERS, INC .

Date:   May 14, 2001



By:  /S/ Richard M. Bench
     Richard M. Bench, President