Form 10QSB
period 2001-09-30
CORPORATE DEVELOPMENT CENTERS INC
filed 2001-11-08
CIK 1011432

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC 20549

                         FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

	For the quarterly period ended September 30, 2001

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
1,234,250 Shares of $.001 par value Common Stock outstanding as of November 6, 2001.

                PART 1 - FINANCIAL INFORMATION

Item 1.    Financial Statements


The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.

            CORPORAGE DEVELOPMENT CENTERS, INC.
               (A DEVELOPMENT STAGE COMPANY)
                   FINANCIAL STATEMENTS
               SEPTEMBER 30, 2001 AND 2000


------------------------------------------------------------
                                            Ted A Madsen, CPA

              CORPORATE DEVELOPMENT CENTERS, INC.
                 (A DEVELOPMENT STAGE COMPANY)
                        BALANCE SHEET
                  September 30, 2001 and 2000


ASSETS
                                               2001             2000
                                          --------------  ---------------
Cash in bank                              $        1,211  $         6,955

                                          ______________  _______________

TOTAL ASSETS                              $        1,211  $         6,955
                                          ==============  ===============


LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

   Liabilities

      Loan from shareholder               $       20,000  $        15,000
                                          --------------  ---------------

         Total Liabilities                        20,000           15,000

   Stockholders' Equity (Deficit)

      Common stock, authorized 25,000,000 shares
      At $.001 par value, issued and outstanding
      1,234,250 shares                             1,234            1,234

      Additional paid-in capital                  52,659           51,459

   (Deficit) accumulated during the
     development stage                           (72,682)         (60,738)
                                          --------------  ---------------

Total Stockholders' Equity (Deficit)             (18,789)          (8,045)

TOTAL LIABILITES & STOCKHOLDER'S
  EQUITY (DEFICIT)                        $        1,211  $         6,955
                                          ==============  ===============

                   CORPORATE DEVELOPMENT CENTERS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF OPERATIONS FOR THE NINE MONTHS ENDED
                       SEPTEMBER 30, 2001 AND 2000
                (With Cumulative Figures From Inception)

                          Nine Months   Nine Months
                          Ended         Ended          From Inception
                          September 30, September 30,  August 29, 1995 to
                          2001          2000           September 30, 2001
                          ------------  ------------   ------------------

Rental Income             $          -  $          -   $           17,061

Expenses

Advertising                          -             -                1,657
Amortization                         -                              3,170
Cleaning                             -             -                1,803
Consulting                           -             -                3,605
Depreciation                         -             -                2,477
Fees                                 -           350                1,433
Insurance                            -             -                  414
Office Expenses                    383             -                3,507
Rent                               900           900               30,409
Professional Fees                8,874         9,502               27,616
Telephone                            -             -                5,731
Utilities                            -             -                1,200
                          ------------  ------------   ------------------

   Total Expenses               10,157        10,752               83,022

Other Income (Expense)

   Loss on sale of
     office furniture                -             -               (5,091)
                          ------------  ------------   ------------------
      Total Other Income
        (Expense)                    -             -               (5,091)
                          ------------  ------------   ------------------
Net (loss) before cumulative
  Effect of change in
  accounting Principle        (10,157)      (10,752)             (71,052)

Cumulative effect on prior
  years (to December 31,
  1998) of expensing
  unamortized organization
  costs- Note B                      -             -               (1,630)
                          ------------  ------------   ------------------
Net (loss)                $   (10,157) $     (10,752)  $          (72,682)
                          ============  ============   ==================
Net (loss) per common share:

  (Loss) before cumulative
  effect of change in
  accounting principle    $      (0.01) $      (0.01)
  Cumulative effect on
  Prior years (to December)
  31, 1998) of expensing
  unamortized organization
  costs                           0.00          0.00
                          ------------  ------------


Net (loss)                $      (0.01) $      (0.01)
                          ============  ============
Weighted average shares
  Outstanding                1,234,250     1,234,250
                          ============  ============

                  CORPORATE DEVELOPMENT CENTERS, INC.
                     (A DEVELOPMENT STAGE COMPANY)
          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                (With Cumulative Figures From Inception)


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

                  CORPORATE DEVELOPMENT CENTERS, INC.
                     (A DEVELOPMENT STAGE COMPANY)
          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
               (With Cumulative Figures From Inception)


                                          Additional    Accum-
                        Common    Stock      Paid-in    ulated
                        Shares   Amount      Capital  (Deficit)       Total
                     ---------   ------   ----------   -------        -----

Net (loss)
for period                                              (6,736)       (6,736)
                     ---------   ------   ----------   -------     ----------

Balance
December 31, 1998    1,234,250    1,234       49,359   (45,451)        5,142

Additional paid
in capital
contributed by
shareholder                                    1,200                   1,200

Net (loss) for
Period                                                  (4,535)       (4,535)
                     ---------   ------   ----------   -------     ----------
Balance
December 31, 1999    1,234,250    1,234       50,559   (49,986)        1,807
                     ---------   ------   ----------   -------     ----------

Additional
paid in capital
contributed by
shareholder                                      900                    900

Net (loss) for
period                                                 (10,752)     (10,752)
                     ---------   ------   ----------   -------     ---------
Balance,
September 30, 2000   1,234,250    1,234       51,459   (60,738)      (8,045)

Additional
paid in capital
contributed by
shareholder                                      300                    300

Net (loss) for
period                                                  (1,787)      (1,787)
                     ---------   ------   ----------   -------     ---------
Balance,
December 31, 2000    1,234,250    1,234       51,759   (62,525)      (9,532)

Additional
paid in capital
contributed by
shareholder                                      900                    900

Net (loss) for
period                                                 (10,157)     (10,157)
                     ---------   ------   ----------   -------    ---------
Balance,
September 30, 2001   1,234,250  $ 1,234   $   52,659  $(72,682)   $ (18,789)
                     =========   ======   ==========   ========   ==========

                CORPORATE DEVELOPMENT CENTERS, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                      STATEMENT OF CASH FLOWS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
            (With Cumulative Figures From Inception)


                          Nine Months   Nine Months
                          Ended         Ended          From Inception
                          September 30, September 30,  August 29, 1995 to
                          2001          2000           September 30, 2001
                          ------------  ------------   ------------------
CASH FLOWS FROM
  OPERATING ACTIVITIES

Net Loss                  $    (10,157) $    (10,752)      $      (72,682)
Non-cash items included
 in net loss
   Loss of sale of
     Equipment                       -             -                5,091
   Amortization                      -             -                4,800
   Depreciation                      -             -                2,477
   Rent                            900           900                3,300
   Decrease in stock
     subscription receivable         -             -                    -
                          ------------  ------------   ------------------
NET CASH FROM (USED) BY
  OPERATING ACTIVITIES          (9,257)       (9,852)             (57,014)


CASH FLOWS FROM INVESTING
 ACTIVITIES
   Organizational costs              -             -               (2,800)
   Purchase of equipment             -             -              (13,668)
   Proceeds from sale of
     equipment                       -             -                6,100
                          ------------  ------------   ------------------

NET CASH (USED) BY
INVESTING ACTIVITIES                 -             -              (10,368)

CASH FLOWS FROM FINANCING
  ACTIVITIES
   Proceeds from sale of
     common stock                    -             -               48,593
   Loans from shareholders       5,000        15,000               20,000
                          ------------  ------------   ------------------
NET CASH FROM FINANCING
ACTIVITIES                       5,000        15,000               68,593

NET INCREASE (DECREASE)
  IN CASH                       (4,257)        5,148       $        1,211
                                                        =================
CASH AT BEGINNING
  OF PERIOD                      5,468         1,807
                          ------------  ------------
CASH AT END OF PERIOD     $      1,211  $      6,955
                          ============  ============

                 CORPORATE DEVELOPMENT CENTERS, INC.
                    (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO THE FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2001 AND 2000


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

NOTE E:    INCOME TAXES

           No provision for income taxes has been recorded in the financial statements as the Company has incurred net operating losses from the date of inception through the current year. The Company has net operating losses totaling $72,682 and $60,738 that may be used to offset future taxable income.

NOTE F:    OFFICE EQUIPMENT AND DEPRECIATION

           Office equipment is carried at cost. Expenditures for the maintenance and repair are charged against operations. Renewals and betterments that materially extend the life of the asset are capitalized.

                CORPORATE DEVELOPMENT CENTERS, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2001 AND 2000

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

NOTE I:    CANCELLATION OF SHARES

           In November of 1998, in order to have a more favorable capital structure, certain shareholders/officers elected to cancel previously issued shares of common stock. Of the 500,000 shares that were cancelled, 400,000 shares were previously purchased by these shareholders/ officers at $.01 per share and 100,000 were issued to a shareholder/officer for services rendered and valued at $.01 per share.

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

For the next 12 months, the Company will continue to seek out business opportunities in which it can engage and/or operating companies that it can acquire. At September 30, 2001, the Company had working capital of $1,211, enough to meet the cash requirements of the Company for approximately three months. We believe the Company will need to raise an additional $7,000 by selling additional shares or by borrowing in order to have sufficient capital to meet its needs for the next 12 months. Since the cease of operations in 1997, the Company has had extremely limited working capital which it has obtained through additional investment in the Company by principal shareholders. The Company can only continue to exist by the continued willingness of principal shareholders to fund the maintaining of the Company. In January, 2001, the Company borrowed $5,000 from a shareholder in order to continue meeting the cash demands of the Company.

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

CORPORATE DEVELOPMENT CENTERS, INC .

Date:   November 6, 2001



By:  /S/ Richard M. Bench
     Richard M. Bench, President