Form 10KSB
period 2001-12-31
E PERCEPTION INC
filed 2002-04-12
CIK 1011432

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
--------------------------------------------------------------------------------
                                   FORM 10-KSB

[X] Annual report under Section 13 or 14(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001.

[ ]      Transition report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934 for the transition period from       to

                        Commission File Number: 000-27507

--------------------------------------------------------------------------------

                               e-PERCEPTION, INC.
                 (Name of Small Business Issuer in its Charter)

                  Nevada                                    88-0350448
         (State or other jurisdiction                    (I.R.S. Employer
       of incorporation or organization)                Identification No.)

             27555 Ynez Road, Suite 203, Temecula, California 92591
             ------------------------------------------------------
                    (Address of principal executive offices)

                                 (909) 587-8773
                                 --------------
                           (Issuer's telephone number)

           Securities registered under Section 12(b) of the Act: None
             Securities registered under Section 12(g) of the Act:

                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of Class)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes [X]  No [  ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Issuer's revenues for the year ended December 31, 2001 were $0.

         The aggregate market value for the Issuer's voting stock held by non-affiliates of the Issuer based upon the $3.90 per share closing sale price of the Common Stock on March 15, 2002 as reported on the Over-the-Counter Bulletin Board, was approximately $19,177,735.20. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of March 15, 2002, Registrant had 7,972,314 shares of Common Stock outstanding.

         Transitional Small Business Disclosure Format (check one):

                  Yes      [  ]             No       [X]
                               e-PERCEPTION, INC.
                            FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS


                                                                           Page

                                     PART I


ITEM 1   Description of Business............................................3

ITEM 2   Description of Property............................................5

ITEM 3   Legal Proceedings..................................................5

ITEM 4   Submission of Matters to a Vote
         Of Security Holders................................................5

                                     PART II

ITEM 5   Market for Common Equity and Related
         Shareholder Matters................................................5

ITEM 6   Management's Discussion and Analysis
         Or Plan of Operation...............................................6

ITEM 7   Financial Statements...............................................8

ITEM 8   Changes in and Disagreements with Accountants
         On Accounting and Financial Disclosure.............................17

                                    PART III

ITEM 9   Directors, Executive Officers, Promoters and Control
         Persons; Compliance with Section 16(a) of the Exchange Act.........17

ITEM 10  Executive Compensation.............................................18

ITEM 11  Security Ownership of Certain Beneficial Owners and Management.....19

ITEM 12  Certain Relationships and Related Transactions.....................21

ITEM 13  Exhibits and Reports on Form 8-K...................................21

                                     PART I

This annual report on Form 10-KSB contains certain forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, and is subject to the Safe Harbor provisions created by that statute. In this report, the words "anticipates," "believes," "expects," "future", "interests," and similar expressions identify forward-looking statements. Such statements are subject to risks and uncertainties, including, but not limited to, those discussed herein that could cause actual results to differ materially from those projected. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be needed to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

Item 1.    Description of Business

Introduction

         Corporate Development Centers, Inc. (now known as e-Perception, Inc.) was incorporated in the State of Nevada on August 29, 1995. The Company then sold shares pursuant to an initial public offering conducted exclusively in the State of Nevada. The Company's offering was registered with the State of Nevada (State File No. R96-19) and became effective on March 1, 1996. The offering was sold pursuant to Rule 504 promulgated by the Securities and Exchange Commission under Regulation D and pursuant to a Disclosure Document dated March 1, 1996. The offering was closed after the sale of 534,250 shares.

         The Company was formed for the purpose of offering full service executive office space combined with other business services. The initial business plan called for us to lease up to 2,500 square feet of office space and then sub-lease executive office space to companies or individuals. In addition to office space, the Company would provide to executives reception desk services, photocopying services, postal services and other services needed for a business executive to operate a free standing office.

         The Company initiated its business plan in 1996. The Company purchased office equipment, leased office space and set up executive offices in the Las Vegas, Nevada area. The business as initiated did not prove profitable, and we did not have sufficient capital to continue operations. In our first year of operations, we collected rents totaling $51,517.00. We closed our operations in 1997. Since that time, the Company has been investigating ways to get back into the executive office space business. We have also been investigating other products and/or services in which we might engage that have potential for profit.

         On January 9, 2002, the Company acquired through a tender offer 100% of the issued and outstanding capital stock e-Perception Technologies, Inc., a Delaware corporation. In connection with the tender offer, we have changed the name of the company to e-Perception, Inc. e-Perception Technologies has a web-hosted application and proprietary software platform which focus on employee satisfaction, customer relationship management and supply-chain metrics. The current business operations of e-Perception Technologies will constitute all of the business operations of the Company.

         Our executive offices are located at 27555 Ynez Road, Suite 203, Temecula, California 92591. Our Web site is located at www.e-perception.com.

General

         For the past three years, we have had no active business operations.

         Our common stock is currently included on the Over-the-Counter Bulletin Board. We intend to apply for listing on the Nasdaq stock market if and when we meet the asset and other requirements for listing on that market.

Principal Products or Services

         The Company was formed for the purpose of offering full service executive office space combined with other business services. We closed our operations in 1997. As of December 31, 2001, we have no active business operations and therefore we have no products or services.

Competition

         As of December 31, 2001, since we have no active business operations, we have no active competition.

Intellectual Property

         As of December 31, 2001, we have no intellectual property rights.

Government Regulation

         As of December 31, 2001, since we have no active business operations, we are not subject to any government regulation.

Research and Development

         We closed our operations in 1997. As of December 31, 2001, we have no active research and development activities.

Employees

         As of December 31, 2001, since we have no active business operations, we have no employees.

Recent Developments

         On January 9, 2002,  the Company  acquired  through a tender  offer one hundred percent (100%) of the issued and outstanding capital stock of e-Perception Technologies, Inc., a Delaware corporation. In connection with the tender offer, the Company filed a Form 8-K with the SEC on January 23, 2002.

         The stockholders of e-Perception Technologies received one (1) share of the common stock of the Company for each four (4) shares of e-Perception Technologies common stock they owned immediately prior to the closing of the transaction. The calculation of the number of our common shares issued to each e-Perception Technologies stockholder was rounded down to the nearest whole share.

         Each outstanding option and warrant for the purchase of e-Perception Technologies common stock has been assumed by the Company. The number of shares subject to each outstanding option or warrant has been adjusted so that each option or warrant to purchase four (4) shares of e-Perception Technologies common stock is now an option or warrant to purchase one (1) share of the Company's common stock.

         As a result of the tender offer, former e-Perception stockholders own approximately 86% of the issued and outstanding capital stock of the Company.

         The members of our board of directors immediately prior to the transaction have resigned from the board. The following people have been appointed to our board of directors: William E. Richardson, Ray Gerrity, Robert Miller and Shelly Singhal.

         e-Perception Technologies has a web-hosted application and a proprietary software platform which focus on employee satisfaction, customer relationship management and supply-chain metrics. The current business operations of e-Perception Technologies will constitute all of the Company's business operations.


Item 2.    Description of Property

         As of December 31, 2001, the Company uses office space at 1332 E. Martha Dunyon Cir., Draper, Utah 84020, which was provided by Richard Bench, an officer and director of the Company. The fair market value of the office rent is $100 per month. Mr. Bench has agreed to contribute this amount to the Company as additional paid in capital.


Item 3.    Legal Proceedings

         We are not a party to any material pending legal proceedings, and to the best of our knowledge, no such proceedings by or against the Company have been threatened.


Item 4.    Submission of Matters to a Vote of Security Holders

         No matters were submitted by us to a vote of our security holders during the fourth quarter of fiscal year ended December 31, 2001.


                                     PART II


Item 5.  Market for Common Equity and Related Shareholder Matters

         The Company has been listed on the Over-the-Counter Bulletin Board. However, the Company lost its trading symbol in or about September, 1999. The Company was re-listed on the Over-the-Counter Bulletin Board on November 29, 2001. The Company has changed its stock symbol to "EPER.OB". Because we are listed on the Over-the-Counter Bulletin Board, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained.

         As of December 31, 2001, there are no outstanding options or warrants to purchase shares of common stock nor are there outstanding securities convertible into common stock. Under Rule 144(k) promulgated under the Securities Act of 1933, in order for non-controlling shareholders to sell their shares free of restrictions, a period of at least two years must have elapsed since the shares were acquired from the issuer or from an affiliate of the issuer. As of December 31, 2001, all shares of common stock outstanding may be sold without the restrictions under Rule 144(k) except 275,000 shares which are held by officers, directors, and controlling shareholders. The Company has not agreed to register any shares of its common stock and is not planning a registered offering at the present time.

         The following tables sets forth, for the calendar quarters indicated, the range of high and low quotations for the common stock, as reported by Nasdaq.

                              EPER.OB Common Stock

                                                           2002
                                                    High           Low
                                              -------------------------------

    First Quarter (through March 15, 2002)          4.25           3.25


                                                           2001
                                                    High           Low
                                              -------------------------------

    Fourth Quarter (from November 29, 2001)         3.30           2.00

         The quotations listed above reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

         As of March 15, 2002 there were approximately 117 holders of record of the common shares of the Company and the price per share of our common stock was $3.90. The common stock represents the only class of securities outstanding as of this filing.

         To date, we have not paid a dividend on our common stock. The payment of future dividends is subject to our earnings and financial position and such other factors, including contractual restrictions, as the Board of Directors may deem relevant and it is unlikely that dividends will be paid in the foreseeable future.

           The Company has not sold any equity securities during the fiscal years ended December 31, 2000 and December 31, 1999. During the fiscal year ended December 31, 2001, the Company sold an aggregate of 65,750 shares of its common stock at a price of $1.00 per share in December, 2001. The total proceeds received by the Company were $65,750. The shares were sold to certain existing shareholders of the Company. The Company relied on the exemption provided in
Section 4(2) of the Securities Act when issuing the shares.

Item 6. Management's Discussion and Analysis or Plan of Operation

Overview

Plan of Operations

         The Company was incorporated in the State of Nevada on August 29, 1995. At its inception, the Company was formed for the purpose of offering full service executive office space combined with other business services such as reception desk services, photocopying services, postal services and other services needed for a business executive to operate a free standing office.

         The Company initiated its business plan in 1996 but proved unprofitable and closed operations in 1997. Since that time, the Company has been investigating ways to get back into the executive office space business. The Company has also been investigating other products and/or services in which it might engage that have potential for profit.

         At December 31, 2001, the Company had working capital of $-8,623. Since the end of its operations in 1997, the Company has had extremely limited working capital which it has obtained through additional investment in the Company by principal shareholders. The Company can only continue to exist by the continued willingness of principal shareholders to fund the maintaining of the Company. In January, 2001, the Company borrowed $5,000 from a shareholder in order to continue meeting the cash demands of the Company.

         As of December 31, 2001, the Company intends to continue to seek out business opportunities in which it can engage or operating companies which it can acquire. It should be noted that the Company is now obligated to satisfy the costs associated with filing the required reports under the Exchange Act of 1934. As of December 31, 2001, it appears that these costs will also have to be met through the continued sale of stock or by borrowing additional funds. As of December 31, 2001, the Company's operating plan is to (i) handle the administrative and reporting requirements of a public company; and (ii) search for potential business, products, technologies and companies for acquisition. On January 9, 2002, the Company acquired through a tender offer one hundred percent (100%) of the issued and outstanding capital stock of e-Perception Technologies, Inc. The current business operations of e-Perception Technologies will constitute all of the business operations of the Company.

Item 7.    Financial Statements

                        REPORT OF INDEPENDENT ACCOUNTANTS









Board of Directors
e-Perception, Inc. (formerly Corporate Development Centers, Inc.)
Salt Lake City, Utah

I have audited the accompanying balance sheets of e-Perception, Inc. (formerly Corporate Development Centers, Inc.) (a development stage company) as of December 31, 2001 and 2000 and the related statements of operations, cash flows and changes in stockholders' equity (deficit) for the years then ended and for the period from August 29, 1995 (date of inception) to December 31, 2001. These financial statements are the responsibility of e-Perception's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with auditing standards generally accepted in the United States. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits of the financial statements provides a reasonable basis for my opinion.

In my opinion, the accompanying financial statements present fairly, in all material respects, the financial position of e-Perception, Inc. (formerly Corporate Development Centers, Inc.) as of December 31, 2001 and 2000 and the results of operations, cash flows and changes in stockholders' equity (deficit) for the years then ended and for the period from August 29, 1995 (date of inception) to December 31, 2001, in conformity with accounting principles generally accepted in the United States.





Ted A. Madsen, CPA

February 22, 2002



                                     e-PERCEPTION, INC.
                       (formerly Corporate Development Centers, Inc.)
                                (A DEVELOPMENT STAGE COMPANY)
                                       BALANCE SHEETS

                                                                December 31,   December 31,
                                                                    2001           2000
                                                                 ---------      ---------
ASSETS

          Cash in bank                                           $  11,895      $   5,468
                                                                 ---------      ---------

          TOTAL ASSETS                                           $  11,895      $   5,468
                                                                 =========      =========



LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

     Liabilities

          Accounts payable                                       $  20,518      $    --
          Loan to shareholder                                         --           15,000
                                                                 ---------      ---------

               Total Liabilities                                    20,518         15,000

     Stockholders' Equity (Deficit)

          Common stock, authorized 25,000,000 shares
          at $.001 par value, issued and outstanding
          1,100,000 shares                                           1,100          1,234

          Additional paid-in capital                                98,843         51,759

          (Deficit) accumulated during the development stage      (108,565)       (62,525)
                                                                 ---------      ---------


               Total Stockholders' Equity (Deficit)                 (8,623)        (9,532)
                                                                 ---------      ---------


          TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)     $  11,895      $   5,468
                                                                 =========      =========












         The accompanying notes are an integral part of these financial statements.



                                                e-PERCEPTION, INC.
                                  (formerly Corporate Development Centers, Inc.)
                                          (A DEVELOPMENT STAGE COMPANY)
                                             STATEMENTS OF OPERATIONS
                                                                                                       From Inception,
                                                                 Year ended         Year ended       August 29, 1995
                                                             December 31, 2001  December 31, 2000  to December 31, 2001
                                                             -----------------  -----------------  --------------------
Rental Income                                                    $      --               --          $    17,061

Expenses

     Advertising                                                        --               --                1,657
     Amortization                                                       --               --                3,170
     Cleaning                                                           --               --                1,803
     Consulting                                                         --               --                3,605
     Depreciation                                                       --               --                2,477
     Fees                                                               --                350              1,433
     Insurance                                                          --               --                  414
     Office expense                                                      449             --                3,573
     Rent                                                              1,200            1,200             30,709
     Professional fees                                                39,391           10,989             58,133
     Telephone                                                          --               --                5,731
     Utilities                                                          --               --                1,200
                                                                 -----------      -----------        -----------

               Total Expenses                                         41,040           12,539            113,905

Other Income (Expense)

     Interest                                                         (5,000)            --               (5,000)
     Loss on sale of office furniture                                   --               --               (5,091)
                                                                 -----------      -----------        -----------

               Total Other Income (Expense)                           (5,000)            --              (10,091)
                                                                 -----------      -----------        -----------

Net (loss) before cumulative effect of change in
      accounting principle                                           (46,040)         (12,539)          (106,935)

Cumulative effect on prior years (to December 31, 1998)
      of expensing  unamortized organization costs - Note B             --               --               (1,630)

Net (loss) before income taxes                                       (46,040)         (12,539)          (108,565)

Provision for income taxes - Note E                                     --               --                 --
                                                                 -----------      -----------        -----------

Net (loss)                                                       $   (46,040)     $   (12,539)       $  (108,565)
                                                                 ===========      ===========        ===========

Net (loss) per common share                                      $     (0.04)     $     (0.01)       $     (0.09)
                                                                 ===========      ===========        ===========

Weighted average shares outstanding                                1,212,500        1,234,250          1,272,833
                                                                 ===========      ===========        ===========


                    The accompanying notes are an integral part of these financial statements.




                                                    e-PERCEPTION, INC.
                                      (formerly Corporate Development Centers, Inc.)
                                              (A DEVELOPMENT STAGE COMPANY)
                                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)


                                                                      Additional
                                         Common           Stock          Paid-in     Accumulated
                                         Shares          Amount          Capital      (Deficit)         Total
                                       ----------      ----------      ----------     ----------      ----------
Balance
 August 29, 1995                             --        $     --        $     --       $     --        $     --

Issuance of common
stock for cash @ .01 per share

on August 29, 1995                        800,000             800           7,200                          8,000

Issuance of common stock
for consulting services rendered
valued at $2,000 @ .01 per share
on August 29, 1995                        200,000             200           1,800                          2,000


Net (loss) for period                                                                     (1,920)         (1,920)
                                       ----------      ----------      ----------     ----------      ----------

Balance,
 December 31, 1995                      1,000,000           1,000           9,000         (1,920)          8,080

Issuance of common
stock for cash @ .08 per share
on March 26, 1996                         534,250             534          42,206                         42,740


(Less) offering costs                                                     (12,147)                       (12,147)


Net (loss) for period                                                                    (21,567)        (21,567)
                                       ----------      ----------      ----------     ----------      ----------

Balance,
 December 31, 1996                      1,534,250           1,534          39,059        (23,487)         17,106


Net (loss) for period                                                                    (15,228)        (15,228)
                                       ----------      ----------      ----------     ----------      ----------

Balance,
 December 31, 1997                      1,534,250           1,534          39,059        (38,715)          1,878

Issuance of common
stock for cash @ .05 per share
on November 11, 1998                      200,000             200           9,800                         10,000

Cancellation of common shares
on November 11, 1998                     (500,000)           (500)            500


Net (loss) for period                                                                     (6,736)         (6,736)
                                       ----------      ----------      ----------     ----------      ----------
Balance,
 December 31, 1998                      1,234,250           1,234          49,359        (45,451)          5,142


                        The accompanying notes are an integral part of these financial statements.

                                                           11

                                               e-PERCEPTION, INC.
                                 (formerly Corporate Development Centers, Inc.)
                                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)


                                                                     Additional
                                       Common           Stock          Paid-in      Accumulated
                                       Shares          Amount          Capital       (Deficit)         Total
                                     ----------      ----------      ----------      ----------      ----------
Additional paid in capital
contributed by shareholder                                                1,200                           1,200


Net (loss) for period                                                                    (4,535)         (4,535)
                                     ----------      ----------      ----------      ----------      ----------

Balance,
 December 31, 1999                    1,234,250           1,234          50,559         (49,986)          1,807

Additional paid in capital
contributed by shareholder                                                1,200                           1,200


Net (loss) for period                                                                   (12,539)        (12,539)
                                     ----------      ----------      ----------      ----------      ----------

Balance,
 December 31, 2000                    1,234,250           1,234          51,759         (62,525)         (9,532)

Cancellation of common
shares for cash @ $.10 per share
on November 15, 2001                   (200,000)           (200)        (19,800)                        (20,000)

Issuance of common stock for
cash @ $1.00 per share
on November 29,2001                      65,750              66          65,684                          65,750

Additional paid in capital
contributed by shareholder                                                1,200                           1,200


Net (loss) for period                                                                   (46,040)        (46,040)
                                     ----------      ----------      ----------      ----------      ----------
Balance,
 December 31, 2001                    1,100,000      $    1,100      $   98,843      $ (108,565)     $   (8,623)
                                     ==========      ==========      ==========      ==========      ==========











                   The accompanying notes are an integral part of these financial statements.


                                                       12

                                                e-PERCEPTION, INC.
                                  (formerly Corporate Development Centers, Inc.)
                                          (A DEVELOPMENT STAGE COMPANY)
                                             STATEMENTS OF CASH FLOWS

                                                                                              From Inception,
                                                         Year ended         Year ended        August 29, 1995
                                                     December 31, 2001   December 31, 2000  to December 31, 2001
                                                     -----------------   -----------------  --------------------
CASH FLOWS FROM OPERATING ACTIVITIES


Net Loss                                              $      (46,040)     $      (12,539)     $     (108,565)
Non-cash items included in net loss
     Loss of sale of equipment                                  --                  --                 5,091
     Amortization                                               --                  --                 4,800
     Depreciation                                               --                  --                 2,477
     Rent                                                      1,200               1,200               3,600
     Decrease in stock subscription receivable                  --                  --                  --
     Increase in accounts payable                             20,518                --                20,518
                                                      --------------      --------------      --------------

     NET CASH FROM (USED) BY OPERATING ACTIVITIES            (24,322)            (11,339)            (72,079)


CASH FLOWS FROM INVESTING ACTIVITIES

     Organizational costs                                       --                  --                (2,800)
     Purchase of equipment                                      --                  --               (13,668)
     Proceeds from sale of equipment                            --                  --                 6,100
                                                      --------------      --------------      --------------

     NET CASH (USED) BY INVESTING ACTIVITIES                    --                  --               (10,368)


CASH FLOWS FROM FINANCING ACTIVITIES

     Proceeds from sale of common stock                       65,750                --               114,342
     Repurchase and cancellation of shares                   (20,000)            (20,000)
     Loan from shareholder                                     5,000              15,000              20,000
     Repayment of loan from shareholder                      (20,000)               --               (20,000)
                                                      --------------      --------------      --------------

     NET CASH FROM FINANCING ACTIVITIES                       30,750              15,000              94,342
                                                      --------------      --------------      --------------

     NET INCREASE IN CASH                                      6,428               3,661      $       11,895
                                                                                              ==============


CASH AT BEGINNING OF PERIOD                                    5,467               1,806                --
                                                      --------------      --------------      --------------

     CASH AT END OF PERIOD                            $       11,895      $        5,467      $       11,895
                                                      ==============      ==============      ==============







                    The accompanying notes are an integral part of these financial statements.



                               e-PERCEPTION, INC.
                 (formerly Corporate Development Centers, Inc.)
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS

NOTE A:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization and business activity -

         The Company was incorporated on August 29, 1995 under the laws of the state of Nevada. The business purpose of the Company is to provide executive office facilities and services and provide corporate registered agent service to Nevada corporations.

         The Company will adopt accounting policies and procedures based upon the nature of future transactions.

         Cash and cash equivalents -

         The Company considers all certificates of deposit with maturity of three months or less when purchased to be cash equivalents.

         Revenue recognition -

         The Company recognizes income from contracted services rendered at the time the contracted services are completed. The Company recognizes income from rents at the time of the rent is due.


NOTE B:  ORGANIZATION COSTS AND CHANGE IN ACCOUNTING PRINCIPLE

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

NOTE E:  INCOME TAXES

         No provision for income taxes has been recorded in the financial statements as the Company has incurred net operating losses from the date of inception through the current year. The Company has net operating losses totaling $108,565 at December 31, 2001 and $65,525 at December 31, 2000 that may be used to offset future taxable income.

         The Company provides for income taxes based on the liability method which requires recognition of deferred tax assets and liabilities based on the differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

                               e-PERCEPTION, INC.
                 (formerly Corporate Development Centers, Inc.)
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS

NOTE E:  INCOME TAXES (Continued)

         It is uncertain as to whether the Company will be able to utilize the net operating losses to offset future income.

         The Company has not recognized any deferred tax asset or liability in the financial statements.

NOTE F:  OFFICE EQUIPMENT AND DEPRECIATION

         Office equipment is carried at cost. Expenditures for the maintenance and repair are charged against operations. Renewals and betterments that materially extend the life of the asset are capitalized.

         Depreciation of the equipment is provided for using the straight-line method over the estimated useful lives for both federal income tax and financial reporting.

         All of the office equipment was sold and the existing operations were discontinued in 1997. The sale of the equipment resulted in a loss of $5,091.

NOTE G:  RELATED PARTY TRANSACTIONS

         The Company retained a shareholder to assist with the formation of the Company in August of 1995 and issued 200,000 shares of its common stock for these services. These services were valued at $2,000 or $.01 per share.

         The Company paid cash to a shareholder in the amount of $2,500 in August of 1995 in connection with the formation of the Company and the preparation and implementation of the business plan.

         The Company has maintained an office at the office of a shareholder during the 2001 fiscal year. The fair market value of this office rent has been reflected in the statement of operations at $100 per month. The shareholder has agreed to contribute this amount to the Company as additional paid in capital.

         A shareholder loaned $15,000 to the Company in January of 2000 and $5,000 in January of 2001 in order to assist the Company with working capital needs. This loan was repaid together with accrued interest of $5,000 in November 2001.

NOTE H:  USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financials statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

NOTE I:  CANCELLATION OF SHARES

         In November of 1998 in order to have a more favorable capital structure, certain shareholders/officers elected to cancel previously issued shares of common stock. Of the 500,000 shares that were cancelled, 400,000 shares were previously purchased by these shareholders/officers at $.01 per share and 100,000 shares were issued to a shareholder/officer for services rendered and valued at $.01 per share. In November of 2001 the Company repurchased 200,000 shares of common stock from an officer/shareholder of the Company for $.10 per share. The Company then cancelled these shares.

                               e-PERCEPTION, INC.
                 (formerly Corporate Development Centers, Inc.)
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS


NOTE J:  SUBSEQUENT EVENT

         On  November  20,  2001 the  Company  entered  into an  agreement  with
         e-Perception Technologies, Inc. whereby the Company would acquire all of the outstanding capital stock of e-Perception. e-Perception empowers companies through its real-time, web-hosting application and proprietary software to take specific actions with employee satisfaction, customer relationship management and supply chain metrics which drive measurable, economic value added improvements throughout the organization.

         On January 15, 2002 at a special shareholders meeting, the shareholders of the Company voted to ratify the above agreement and to change the name of the Company to e-Perception, Inc.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         On February 11, 2002, the Company disengaged Ted Madsen as its independent accountant. The accountant's report on the financial statements for the last two (2) years did not contain any adverse opinion or disclaimer of opinion and was not modified as to uncertainty, audit scope or accounting principles. The decision to change accountants was recommended and approved by the Board of Directors of the Company following the completion of the tender offer of one hundred percent (100%) of the issued and outstanding capital stock of e-Perception Technologies, Inc. There were no disagreements with Mr. Madsen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. On February 11, 2002, the Company engaged Stonefield Josephson, Inc. to serve as its independent accountant. The Company has not consulted with Stonefield Josephson prior to its engagement regarding the applications of accounting principles to a specified transaction, either completed or contemplated or the type of audit opinion that might be rendered on the Company's financial statements. The Company filed a Form 8-K with the SEC on February 15, 2002 with respect to the change in accountants.


                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons

                 DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The following table sets forth the names, ages and positions with the Company for each of the officers and directors of the Company as of December 31, 2001.

             Name                  Age            Position(s)
             ----                  ---            -----------

        Richard M. Bench            60         President and Director
        Don L. Osborn               69         Secretary/Treasurer and Director

         All executive officers and elected by the Board and hold office until the annual meeting of the shareholders and until their successors are elected an qualify. Directors serve for terms of one year and until their successors are duly elected.

         Richard M. Bench has served as the President and as a Director of the Company since 1998. Mr. Bench is a licensed realtor and for the past six years has been the operations and marketing manager for El Ray Bench Real Estate Group. Mr. Bench's recent business experience has also included being director of marketing, director of skier services and ski instructor for Canyon Ski Resort, located near Park City, Utah. Mr. Bench has owned and operated several small businesses and is the owner and manager of several residential properties.

         Don L. Osborn has served as the Secretary/Treasurer and as a Director of the Company since 1999. Mr. Osborn graduated from the University of Utah located in Salt Lake City, Utah in 1956 with a B.S. degree in business management. For most of his professional career, he sold life insurance from which he retired in 1991. In June, 1996, he came out of retirement to work with the Utah Business Alliance, Custom Fit Training Program through Dixie College in St. George, Utah. In that capacity, he teaches business classes and seminars on management and leadership principals.

Section 16(a) Beneficial Ownership Reporting Compliance.

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors, executive officers and persons who beneficially own more than 10% of our Common Stock to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities. Executive officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on a review of the copies of such reports furnished to us for fiscal year 2001, all executive officers, directors and greater than 10% shareholders filed the required Section 16(a) reports in a timely manner.

Item 10.      Executive Compensation

         The Company has no agreement or understanding, express or implied, with any officer, director or principal shareholder, or their affiliates or associates, regarding employment with the Company or compensation for services. The Company has no plan, agreement or understanding, express or implied, with any officer, director, or principal stockholder, or their affiliates or associates, regarding the issuance to such persons of any shares of the Company's authorized and unissued common stock. There is no understanding between the Company and any of its present shareholders regarding the sale of a portion of all of the common stock currently held by them in connection with any future participation by the Company in a business. There are no other plans, understandings, or arrangements whereby any of the Company's officers, directors or principal stockholders, or any of their affiliates or associates, would receive funds, stock or other assets in connection with the Company's participation in a business. No advances have been made or contemplated by the Company to any of its officers, directors, or principal stockholders, or any of their affiliates or associates.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information regarding the beneficial ownership of the Company's capital stock, as of March 15, 2002 based upon a total of 7,972,314 shares outstanding, (i) by each person who is known by the Company to own beneficially more than 5% of the Company's capital stock,
(ii) by each of the executive officers and by each of the Company's directors, and (iii) by all officers and directors as a group.

 -------------------------------------------------------------------------------
     Name and Address                       Amount and Nature of    Percent of
     Beneficial Owner(1)                   Beneficial Ownership(2)   Class(3)
 -------------------------------------------------------------------------------
 Avaintaquin Capital, LLC                         750,000              9.4%
 436 27th St.
 Manhattan Beach, CA 90266
 -------------------------------------------------------------------------------
 Lynn Turnbow(4)                                  435,364              5.5%
 7131 Chris Lane
 Salt Lake City, UT 84121
 -------------------------------------------------------------------------------
 Danks Family Trust                               866,666             10.9%
 5 Marble Sands
 Newport Beach, CA 92660
 -------------------------------------------------------------------------------
 Michael Vanderhoof                               741,666              9.3%
 6512 North State Road 32
 Peoa, UT 84061
 -------------------------------------------------------------------------------
 William Richardson(5)                            201,250              2.5%
 27555 Ynez Road, Suite 203
 Temecula, CA 92591
 -------------------------------------------------------------------------------
 Patricia Harris(6)                                15,000               *
 27555 Ynez Road, Suite 203
 Temecula, CA 92591
 -------------------------------------------------------------------------------
 David Belcher(7)                                 237,500              2.9%
 27555 Ynez Road, Suite 203
 Temecula, CA 92591
 -------------------------------------------------------------------------------
 Ray Gerrity                                       50,000                *
 523 Dahlia Ave.
 Corona del Mar, CA 92625
 -------------------------------------------------------------------------------
 Robert Miller                                     87,500              1.1%
 499 Park Ave, 20th Flr.
 New York City, NY 10022
 -------------------------------------------------------------------------------
 Shelly Singhal                                         0                 *
 23 Corporate Plaza
 Newport Beach, CA 92660
 -------------------------------------------------------------------------------
 All directors and officers as a group            591,250              6.9%
 (7 persons)(8)
 -------------------------------------------------------------------------------

* Represents less than 1% of the Company's outstanding capital stock.

(1) Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table.

(2) Under the rules of the Securities and Exchange Commission, a person is deemed to be the beneficial owner of shares than can be acquired by such person within 60 days upon the exercise of options.
(3) Calculated on the basis of 7,972,314 shares of common stock outstanding as of March 15, 2002, provided that any additional shares of common stock that a stockholder has the right to acquire within 60 days after March 15, 2002 are deemed to be outstanding for the purpose of calculating that shareholder's percentage beneficial ownership.
(4)      Includes 35,000 shares held by Lynn Turnbow IRA.
(5) Includes 201,250 shares issuable upon exercise of options held by Mr. Richardson that are exercisable within the 60-day period following March 15, 2002.
(6) Includes 10,000 shares issuable upon exercise of options held by Ms. Harris that are exercisable within the 60-day period following March 15, 2002.
(7) Includes 118,750 shares issuable upon exercise of options held by Mr. Belcher that are exercisable within the 60-day period following March 15, 2002.
(8) Includes 330,000 shares issuable upon exercise of options held by Mr. Richardson, Ms. Harris and Mr. Belcher that are exercisable within the 60-day period following March 15, 2002.

Item 12.   Certain Relationships and Related Transactions.

         None of the following parities within the last fiscal year has had any material interest, direct or indirect, in any transaction with the Company or in any presently proposed transaction that, in either case, has or will materially affect the Company:

         o        Director or officer of the Company;
         o        Proposed nominee for election as a director of the Company;
         o Person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all outstanding shares of the Company;
         o        Promoter of the Company; and
         o        Relative or spouse of any of the foregoing persons.

Item 13.   Exhibits and Reports on Form 8-K.

               Exhibit #       Description
               ---------       -----------

                  3.1*         Articles of Incorporation
                  3.2*         By-Laws
                 23.1          Consent of Auditor




               * Previously filed as an exhibit to the Company's Form 10-SB on October 1, 1999.



Reports on Form 8-K.

         None.

         In accordance with section 13 or 15(d) with the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of April, 2002.

                                   e-PERCEPTION, INC.

                                   By:    /s/ William E. Richardson
                                       -----------------------------------------
                                   William E. Richardson
                                   Chief Executive Officer
                                   and Director (Principal Executive Officer and Principal Financial Officer)

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

         Signature                              Title                              Date
         ---------                              -----                              ----

/s/ William E. Richardson
----------------------------------
William E. Richardson                    Chief Executive Officer               April 11, 2002
                                         and Director
                                         (Principal Executive Officer
                                         and Principal Financial Officer)


/s/ David Belcher                        Chief Technology Officer              April 11, 2002
----------------------------------
David Belcher



/s/ Patricia Harris                      Secretary                             April 11, 2002
----------------------------------
Patricia Harris



/s/ Ray Gerrity                          Director                              April 11, 2002
----------------------------------
Ray Gerrity



/s/ Robert Miller                        Director                              April 11, 2002
----------------------------------
Robert Miller



/s/ Shelly Singhal                       Director                              April 11, 2002
----------------------------------
Shelly Singhal


