Form 10QSB
period 2002-03-31
E PERCEPTION INC
filed 2002-05-15
CIK 1011432

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

         (Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR

            [ ] TRANSITION PERIOD PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to ________

                         Commission file number 0-27507

                               e-PERCEPTION, INC.
             (Exact name of registrant as specified in its charter)



                          Nevada                    88-0350448
             (State or other jurisdiction of     (I.R.S. Employer
              incorporation or organization)  Identification Number)



                           27555 Ynez Road, Suite 203
                           Temecula, California 92591
          (Address, including zip code, of principal executive offices)

                                 (909) 587-8773
              (Registrant's telephone number, including area code)



Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X No ____


The number of shares of the Registrant's Common Stock, $0.001 par value, outstanding as of May 10, 2002 was 7,972,314.

                               e-PERCEPTION, INC.

                                   FORM 10-QSB

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION
------------------------------

                                                                            Page
                                                                            ----
Item 1.    Financial Statements (unaudited):

           Condensed Consolidated Balance Sheet                              3
              as of March 31, 2002

           Condensed Consolidated Statements of Operations                   4
              for the Three Months Ended March 31, 2002 and 2001

           Condensed Consolidated Statements of Cash Flows                   5
              for the Three Months Ended March 31, 2002 and 2001

           Notes to Condensed Consolidated Financial Statements              6

Item 2.    Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                          6

Item 3.    Quantitative and Qualitative Disclosures about Market Risk        13


PART II - OTHER INFORMATION
---------------------------

Item 6.    Exhibits and Reports on Form 8-K                                  13

           Signatures                                                        14

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS



                       e-PERCEPTION, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                           MARCH 31, 2002 - UNAUDITED

                                     ASSETS
Current assets:

   Accounts receivable, net                                              $   446,800
   Prepaid and other current assets                                           12,896
                                                                         -----------
       Total current assets                                                  459,696

Property and equipment, net of accumulated
   depreciation and amortization                                             748,057

Intangible and other assets                                                  229,505
                                                                         -----------
                                                                         $ 1,437,258
                                                                         ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Bank overdraft                                                        $     7,220
   Line of credit and note payable                                           164,392
   Current portion of long-term debt                                          30,452
   Accounts payable and accrued expenses                                     568,634
   Deferred revenue                                                           76,025
                                                                         -----------
       Total current liabilities                                             846,723

   Long-term debt, excluding current portion                                   6,991

Stockholders' equity:
   Preferred stock, par value at $0.001, 10,000,000 shares authorized,
     none issued and  outstanding                                               --
   Common stock, par value at $0.001, 25,000,000 shares
     authorized, 7,972,314 shares issued and outstanding                         797

   Additional paid-in capital                                              5,271,970
   Accumulated deficit                                                    (4,679,273)
   Stock subscription receivable                                              (9,950)
                                                                         -----------
       Total stockholders' equity                                            583,544
                                                                         -----------
                                                                         $ 1,437,258
                                                                         ===========


                       e-PERCEPTION, INC. AND SUBSIDIARY

               CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED


                                                      Three Months Ended March 31,
                                                       --------------------------
                                                           2002           2001
                                                       -----------    -----------
Revenues                                               $   504,937    $   245,167

Cost of revenues                                           257,606        219,071
                                                       -----------    -----------
Gross profit                                               247,331         26,096

Operating expenses:
   Sales and marketing                                     393,930        260,369
   Research and development                                106,298         15,667
   General and administrative expenses                     445,210        371,537
                                                       -----------    -----------
Loss from operations                                      (698,107)      (621,477)
                                                       -----------    -----------

Other income (expense):
   Interest expense                                         (8,381)          --
   Interest income                                             366          5,668
   Gain on disposal of fixed assets                           --              612
                                                       -----------    -----------
   Total other income (expense)                             (8,015)         6,280
                                                       -----------    -----------
Loss before provision for income taxes                    (706,122)      (615,197)

Income taxes                                                  --            1,600
                                                       -----------    -----------
Net loss                                               $  (706,122)   $  (616,797)
                                                       ===========    ===========
Net loss per share - basic and diluted                 $     (0.09)   $     (0.40)
                                                       ===========    ===========
Number of weighted average shares - basic and diluted    7,972,314      1,556,697
                                                       ===========    ===========


                             e-PERCEPTION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS-UNAUDITED

                     INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                             Three Months Ended March 31,
                                                             ----------------------------
                                                                  2002           2001
                                                             -------------   ------------
Cash flows used for operating activities
   Net loss                                                     $(706,122)   $(616,797)

   Adjustments to reconcile net loss to net cash
     used  for operating activities:
       Depreciation and amortization                               58,428       42,515
       Gain on disposal of fixed assets                              --           (612)

   Changes in assets and liabilities:
     (Increase) decrease in assets
       Accounts receivable                                         56,566      (57,712)
       Prepaid and other current assets                            12,906      (22,672)
       Other assets                                               (25,335)     (19,756)

     Increase (decrease) in liabilities
       Accounts payable and accrued expenses                      162,536       73,006
       Deferred revenues                                           36,446       27,839
                                                                ---------    ----------
         Total adjustments                                        301,547       42,608
                                                                ---------    ----------
         Net cash used for operating activities                  (404,575)    (574,189)
                                                                ---------    ----------

Cash flows used for investing activities:
   Purchases of property and equipment                            (15,471)    (111,483)
   Proceeds from sales of property and equipment                     --          3,339
                                                                ---------    ----------
         Net cash used for investing activities                   (15,471)    (108,144)
                                                                ---------    ----------

Cash flows provided by financing activities:
   Bank overdraft                                                   7,220         --
   Principal proceeds from line of credit agreement                 4,642         --
   Proceeds from notes payable                                      6,703         --
   Payments on note payable                                        (5,051)        --
   Proceeds from issuance of common stock                          45,000        5,185
                                                                ---------    ----------

         Net cash provided by financing activities                 58,514        5,185
                                                                ---------    ----------

Net decrease in cash and cash equivalents                        (361,532)    (677,148)
Cash and cash equivalents, beginning of period                    361,532      932,886
                                                                ---------    ----------
Cash and cash equivalents, end of period                        $    --      $ 255,738
                                                                =========    ==========
Supplemental disclosure of cash flow information:

   Interest paid                                                $   3,197    $    --
                                                                =========    ==========
   Income tax paid                                              $    --      $   1,600
                                                                =========    ==========
   Increase in line of credit from accrued interest payable     $   5,184    $    --
                                                                =========    ==========
   Issuance of 12,500 shares of common stock in lieu of
     accrued expenses to vendors                                $  18,750    $    --
                                                                =========    ==========

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED MARCH 31, 2002 (UNAUDITED)



1.       BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in e-Perception's Annual Report on Form 10-KSB for the year ended December 31, 2001.

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) that are, in the opinion of management, necessary to state fairly the financial position and results of operations as of and for the periods presented. The results for such periods are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.       TENDER OFFER

In January 2002, e-Perception Technologies completed a tender offer with Corporate Development Centers, Inc. ("CDC"), a Nevada corporation listed on the OTC Bulletin Board under the symbol, "CRDM". CDC issued one (1) share of common stock in exchange for every four (4) shares of outstanding common stock of e-Perception Technologies. As a result of the tender offer, e-Perception Technologies became a wholly-owned subsidiary of CDC. The name of CDC was then changed to e-Perception, Inc. The stock currently trades on the OTC Bulletin Board under the symbol, "EPER". The Company intends to apply for listing on the NASDAQ Small-Cap Market if and when applicable listing requirements are met.

3.       NET LOSS PER SHARE

Basic net loss per share is based on the weighted average number of all common shares issued and outstanding, and is calculated by dividing net loss per share by the weighted average shares of common stock outstanding during the period.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

With the exception of historical information, the statements set forth below include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include statements regarding potential strategic collaborations, future capital needs and funding requirements, product development plans, and market assessments. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. These risks and uncertainties include:

     o    general economic and business conditions;
     o    industry trends;
     o our overall market penetration and competition from providers of alternative products and services;

     o    our actual funding requirements; and
     o    availability, terms and deployment of capital.

OVERVIEW

e-Perception, Inc., a Nevada corporation ("e-Perception" or the "Company") is the parent corporation of e-Perception Technologies, Inc., a Delaware corporation, which develops, markets and supports web-based analytic tools that enable companies in real time to gather data from their employees, customers and suppliers and to use that data to better manage their businesses. Our solutions are implemented by companies ranging in size from 50-person firms to Fortune 500 companies. The Company's mission is to help businesses improve their financial results through employee productivity and customer loyalty. The Company's online assessment tools gather feedback from employees, customers and suppliers and then integrate such data with existing business information to produce strategic solutions for clients. The Company's offerings consist of a suite of web based applications. Using online assessments and operational data, e-Perception Insight Solutions(TM) generates insights that empower management to maximize organizational effectiveness and cost savings. We market our products primarily through our direct sales force and strategic alliance partners to companies across a wide variety of industries. The Company's sales team currently is comprised of nine people, located in Southern California, Chicago, Cincinnati, Baltimore, and Dallas. As of April 30, 2002, we provided our products and solutions to Dell Computer, Sharp HealthCare, Johnson Controls, StorageTek, eBay, Northwestern Mutual, Electronic Data Systems and United Technologies Corporation, among others.

Where appropriate, references to "e-Perception", the "Company," "we" or "our" include both e-Perception, Inc. and e-Perception Technologies, Inc.

RESULTS OF OPERATIONS

Net Revenue

Net revenue increased $259,770, or 106.0%, to $504,937 in the first quarter of 2002, as compared to the same period in 2001. This increase was primarily due to the expansion of the Company's internal sales force and the development and completion by the Company of new product applications. Approximately 90% of the Company's net revenue for the first quarter of 2002 was derived from the sale of assessment tools in the area of human relations and development, and 10% was derived from customer loyalty initiatives.

Cost of Revenue

Cost of revenue consists of referral fees paid to third parties, operations overhead (including launching and deploying assessment surveys) and outsourced software development. Cost of revenue increased by $38,535 or 17.6%, in the first quarter of 2002, as compared to the same period in 2001. This increase was primarily due to increased staffing in the operations department and an increase in outsourced software development.

Research and Development

Research and development expenses consist of personnel expenses and associated overhead. The Company's investment in research and development increased $90,631, or 578%, in the first quarter of 2002, as compared to the same period in 2001. The increase was primarily attributable to staffing increases in product development and employee recruiting.

Costs incurred in the research and development of new software products are expensed as incurred. e-Perception expects research and development expenses to continue to increase in absolute dollars as the Company continues to invest in the enhancement of existing products and the development of new products.

Sales and Marketing

Sales and marketing expenses include salaries and expenses of sales and marketing personnel, advertising and promotion expenses, customer service and technical support, travel and entertainment, and other selling and marketing costs. Sales and marketing expenses increased by $133,561, or 51.3%, to $393,930 in the first quarter of 2002, as compared to the same period in 2001. This increase was primarily due to increases in personnel related expenses, web site development costs, marketing material expenses, and trade show and travel expenses.

General and Administrative

General and administrative expenses, which include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses, and other administrative costs, increased by $73,673, or 19.8%, to $445,210 in the first quarter of 2002, as compared to the same period in 2001. The increase was primarily due to an increase in staffing, and higher legal and accounting expenses related to the tender offer transaction with CDC.

Other income (expense)

Other income and expense includes interest income net of interest expense. Interest income is primarily derived from short-term interest-bearing securities and money market accounts. Interest expense for the first quarter of 2002 was $8,381 compared to zero interest expense for the same period in 2001. Interest income for the first quarter of 2002 was $366 compared to $5,668 for the same period in 2001, primarily due to a decrease in interest income due to a lower average balance of invested cash and short-term investments.


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2002, our cash and cash equivalents and short-term investments were negligible. The Company's principal cash requirements are for operating expenses, including employee costs, funding of accounts receivable, capital expenditures and funding of the operations. The Company's primary sources of cash had been from private placements of the Company's preferred or common stock and a revolving line of credit.

During the first quarter of 2002, the Company used $712,783 for operating activities, as compared to $616,797 for the same period in 2001. The increase in cash use was primarily due to increased operating costs, including increased staffing, research and development and sales and marketing expenses.

San Clemente Capital, LLC, an affiliate of two of the Company's shareholders who are former directors, has provided the Company with a revolving loan commitment of up to $400,000 based on eligible collateral levels. The loan is secured by certain assets of the Company. As of March 31, 2002, the outstanding balance on such loan was approximately $164,000. The loan bears interest at a rate of 20% per annum. The loan is due and payable in full on June 30, 2002.

The Company is planning to undertake a private placement of its common stock, which we will seek to close in the next three months. The Company will be dependent upon the successful completion of this private placement, and perhaps upon the successful competition of other financing activities, in order to operate its business over the next 12 months. Given the lack of the Company's current cash position, such external sources of financing will be critical to the Company's future operations. Our need for such additional financing depends in part on our future performance, which, in turn, is subject to general economic conditions, and business and other factors beyond our control. There can be no assurance that we would be able to obtain such financing, or that any financing would result in a level of net proceeds required.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Certain statements contained in this Quarterly Report on Form 10-QSB, including, without limitation, statements containing the words "believes," "anticipates," "estimates," "intends," "expects" and words of similar import, constitute forward-looking statements within the meaning of the Private Securities Reform Act of 1995. Actual results could vary materially from those expressed in those statements. If any of the following risks actually occurs, our business, financial condition or operating results could be materially adversely affected. The risks set forth below are not the only risks facing us. Additional risks and uncertainties not presently known to us, or that we currently see as immaterial, may also harm our business.

WE ARE A NEW COMPANY WITH TWO YEARS OF OPERATING HISTORY.

Our business was incorporated in March 2000, and we have commenced operations and introduced products and services, yielding a total of $1.923 million in revenues through December 31, 2001. We have had only a limited operating history on which to base an evaluation of our business and prospects. Such risks and uncertainties are frequently more severe for those companies operating in new and rapidly evolving markets. Some of the factors upon which our success will depend include (but are not limited to) the following:

     o the rate and timing, if at all, of the additional growth and use of Internet-based survey and assessment tools;

     o the rate and timing, if at all, at which existing survey providers will migrate their existing products to the Internet;
     o the existence of a demand for Internet-based survey and assessment tools;
     o the emergence of competitors in our target market, and the quality and development of their products and services; and
     o    the market's acceptance of our products and services.

     In order to address these risks, we must (among other things) be able to:

     o    successfully complete the development of our products;
     o    modify our products as necessary to meet the demands of our market;
     o    continue our efforts to develop our core products;
     o    attract and retain highly skilled employees; and
     o    respond to competitive influences.

On an ongoing basis, we cannot be certain that we will be able to successfully address any of these risks.

WE FACE SUBSTANTIAL COMPETITION FROM BETTER ESTABLISHED COMPANIES THAT MAY HAVE SIGNIFICANTLY GREATER RESOURCES WHICH COULD LEAD TO REDUCED SALES OF OUR PRODUCTS.

The market for our products is competitive and is likely to become even more competitive in the future. Increased competition could result in pricing pressures, reduced sales, reduced margins or the failure of our products to achieve or maintain market acceptance, any of which would have a material adverse effect on our business, results of operations and financial condition. Many of our current and potential competitors enjoy substantial competitive advantages, such as:

     o    greater name recognition and larger marketing budgets and resources;
     o established marketing relationships and access to larger customer bases;
     o    substantially greater financial, technical and other resources; and
     o    larger technical and support staffs.

As a result, they may be able to respond more quickly than we can to new or changing opportunities, technologies, standards or customer requirements. For all of the foregoing reasons, we may not be able to compete successfully against our current and future competitors.

THE COMPANY HAS A HISTORY OF LOSSES AND MAY NOT BE ABLE TO OPERATE PROFITABLY IN THE FUTURE.

The Company experienced a net operating loss of approximately $1.272 million in the period ended December 31, 2000, and a net operating loss of approximately $2.688 million for the fiscal year ended December 31, 2001. There can be no assurances that the Company will be able to operate profitably in the future. In the event that the Company is not successful in implementing its business plan, the Company will require additional financing in order to succeed. There can be no assurance that additional financing will be available now or in the future on terms that are acceptable to the Company. If adequate funds are not available or are not available on acceptable terms, the Company may be unable to develop or enhance its products and services, take advantage of future opportunities or respond to competitive pressures, all of which could have a material adverse effect on the Company's business, financial condition or operating results.

FUTURE ISSUANCES OF EQUITY SECURITIES BY THE COMPANY MAY DILUTE YOUR STOCK OWNERSHIP.

In order to raise additional capital in the future, the Company may issue additional equity securities. These securities will dilute your share ownership of the Company. In addition, the Company may issue securities that are senior in rights and preferences to the Company's common stock.

WE ARE DEPENDENT ON OUR MANAGEMENT TEAM AND THE UNEXPECTED LOSS OF ANY KEY MEMBER OF THIS TEAM MAY PREVENT US FROM IMPLEMENTING OUR BUSINESS PLAN IN A TIMELY MANNER OR AT ALL.

Our success depends largely upon the continued services of our executive officers and other key management and development personnel. We are also substantially dependent on the continued service of our existing technology personnel because of the complexity of our products and technologies. The loss of one or more of our key employees could seriously harm our business, financial condition and results of operations. We cannot assure you that in such an event we would be able to recruit personnel to replace these individuals in a timely manner and on acceptable terms.

EVOLVING REGULATION OF THE INTERNET MAY AFFECT US ADVERSELY.

As the Internet continues to evolve, increasing regulation by federal, state or foreign agencies becomes more likely. Such regulation is likely in the areas of user privacy, pricing, content and quality of products and services. Taxation of Internet use or other charges imposed by government agencies or by private organizations for accessing the Internet may also be imposed. Laws and regulations applying to the solicitation, collection or processing of personal or consumer information could affect our activities. Furthermore, any regulation imposing fees for Internet use could result in a decline in the use of the Internet and the viability of Internet commerce, which could have a material adverse effect on our business, results of operations and financial condition.

THE SUCCESS OF OUR BUSINESS DEPENDS ON THE CONTINUED GROWTH AND ACCEPTANCE OF THE INTERNET AS A BUSINESS TOOL.

Continued expansion in the sales of our products depends on the adoption of the Internet as a widely used channel for corporate information, products and services. This business model is not yet proven and may not be successful. The Internet may not prove to be a viable commercial medium due to inadequate development of the necessary infrastructure, such as a reliable network backbone, or timely development of complementary products, such as high speed modems. Additionally, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols to handle increased levels of Internet activity, security, reliability, cost, ease of use, accessibility, and quality of service. If the Internet does not continue to become a widespread communications medium and commercial marketplace, the demand for our products could be significantly reduced, which could have a material adverse effect on our business, results of operations, and financial condition.

OUR SYSTEMS MAY BE VULNERABLE TO SECURITY RISKS OR SERVICE DISRUPTIONS THAT COULD HARM OUR BUSINESS.

Our system servers are vulnerable to physical or electronic break-ins and service disruptions, which could lead to interruptions, delays, loss of data or the inability to process customer requests. Such events could be very expensive to remedy and could damage our reputation, discouraging existing and potential customers from using our products. Although in the past we have not experienced attempts at physical or electronic break-ins, we may experience break-ins in the future. Any such events could substantially harm our business, financial condition and results of operations.

WE MAY NOT BE ABLE TO DEVELOP ACCEPTABLE NEW PRODUCTS OR ENHANCEMENTS TO OUR EXISTING PRODUCTS AT A RATE REQUIRED BY OUR RAPIDLY CHANGING MARKET.

Our future success depends on our ability to develop new products or enhancements to our existing products that keep pace with rapid technological developments and that address the changing needs of our customers. Although our products are designed to operate with a variety of network hardware and software platforms, we will need to continuously modify and enhance our products to keep pace with changes in Internet-related hardware, software, communication, browser and database technologies. We may not be successful in either developing such products or timely introducing them to the market. In addition, uncertainties about the timing and nature of new network platforms or technologies or modifications to existing platforms or technologies could increase our research and development expenses. The failure of our products to operate effectively with the existing and future network platforms and technologies used by our customers would limit or reduce the market for our products, result in customer dissatisfaction and seriously harm our business, results of operations and financial condition.

IN ORDER TO EXECUTE OUR GROWTH PLAN WE MUST CONTINUE TO ATTRACT, RETAIN, AND MOTIVATE HIGHLY SKILLED EMPLOYEES, AND WE FACE SIGNIFICANT COMPETITION FROM OTHER SOFTWARE AND INTERNET COMPANIES IN DOING SO.

To execute our growth plan we must attract and retain highly qualified personnel. We need to hire additional personnel in virtually all operational areas, including sales, marketing, research and development, operations and technical support, customer service and administration. Competition for these personnel is intense, especially for engineers with high levels of experience in designing and developing software and Internet-related products. We cannot assure you that we will be successful in attracting and retaining qualified personnel. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Many of the companies we compete against for experienced personnel have greater resources than us. If we fail to attract new personnel or retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

OUR PRODUCT FEATURES ARE STILL BEING DEVELOPED.

Although our basic products have been developed, a number of significant product enhancements are still under development, and we still need to undertake significant effort to "fine tune" the assessment capabilities of the products. Furthermore, e-Perception faces the difficult task of creating working systems that will interface with client companies' database systems. If we fail to create working systems that interface with client companies' systems to their satisfaction, our revenues and operating results would be harmed.

THE MARKET MAY NOT ACCEPT OUR PRODUCTS AND OUR PRODUCTS MAY NOT ADDRESS THE MARKET'S REQUIREMENTS.

Our products are targeted to the survey and assessment market, a market in which there are many competing service providers and technologies in use. Accordingly, the demand for our products and services is very uncertain. Our products provide a new alternative solution for the market. The market may not accept our products. Even if our products achieve market acceptance, our products may fail to address the market's requirements adequately. If the products using our technologies do not achieve or sustain market acceptance, our business will be materially harmed.

WE MAY FACE UNKNOWN PRODUCT DEFECTS THAT COULD PREVENT MARKET ACCEPTANCE AND INTEGRATION OF OUR PRODUCTS AND COULD RESULT IN LOSS OF REVENUES AND/OR BUSINESS FAILURE.

Products as complex as those that we offer frequently contain undetected defects or errors. Despite testing, defects or errors may occur which could result in loss of or delay in revenues, loss of market share, failure to achieve market acceptance, diversion of development resources, injury to our reputation, increased insurance costs and/or increased service costs, any of which could materially harm our business. In addition, we provide implementation, customization, consulting and other technical services in connection with the implementation and ongoing maintenance of our products. Such services typically involve working with sophisticated software, computing and communication systems. Our failure or inability to meet customer expectations or project milestones in a timely manner could also result in a loss of or delay in revenues, loss of market share, failure to achieve market acceptance, injury to our reputation and increased costs. Any significant defects or errors in our products might discourage customers from purchasing our products and services. Such defects or errors could also result in tort or warranty claims. Although we attempt to reduce the risk of losses resulting from such claims through warranty disclaimers and liability limitation clauses in our sales and licensing agreements, these contractual provisions may not be enforceable in every instance. Furthermore, insurance coverage may not adequately cover us for such claims. If the liability-limiting provisions in our contracts are not upheld for any reason, or if liabilities arise that are not contractually limited or adequately covered by insurance, our business could be materially harmed.

IF WE FAIL TO PROVIDE SERVICES TO SUPPORT OUR PRODUCTS, OUR REVENUES AND PROFITABILITY WOULD BE HARMED.

Our services are integral to the successful deployment of our solutions. If our professional services organization does not effectively implement and support our products or if we are unable to expand our professional services organization and effectively use strategic third-party partners to provide services directly to customers to keep pace with sales, our revenues and operating results would be harmed. In addition, if we are unable to expand our professional services organization and effectively use these strategic third party partners to provide these services directly to our customers, we may be required to increasingly subcontract with third parties to help provide these services to implement and support our products, which will result in lower gross margins. In addition, since we generally recognize revenues on performance of a client assessment sold together with our implementation services over the period those services are performed, delays in providing implementation services will delay our recognition of revenue.

CHANGES IN TECHNOLOGIES COULD RESULT IN A FAILURE OF OUR PRODUCTS TO ACHIEVE MARKET ACCEPTANCE.

The emerging nature of the Internet requires us to continually refine our products, particularly in response to competitive products. This rapid rate of change also means that any refinements to our future products will need to be introduced as quickly as possible. In addition, if new Internet, networking or communication technologies or standards are widely adopted, or if other technological changes occur, we may need to expend significant resources to adapt our products. We may not succeed in developing and marketing new products that respond to competitive and technological developments and changing customer needs. This could materially harm our business.

WE MUST MANAGE GROWTH TO ACHIEVE PROFITABILITY.

To be successful, we will need to implement additional management information systems, develop further our operating, administrative, financial and accounting systems and controls and maintain close coordination among our executive, engineering, accounting, finance, marketing, sales and operations organizations. Any failure to manage growth effectively could materially harm our business.

WE MAY BE SUED BY THIRD PARTIES FOR INFRINGEMENT OF THEIR PROPRIETARY RIGHTS. The software and Internet industries are characterized by the existence of a large number of patents, trademarks and copyrights and frequent litigation based on allegations of patent infringement or other violations of intellectual property rights. As the number of entrants into our market increases, the possibility of an intellectual property claim against us grows. Our technology, products and services may not be able to sustain any third party claims or rights against their use. Any intellectual property claims, with or without merit, could be time-consuming and expensive to litigate or settle and could divert management attention from administering our core business.

WE ARE DEPENDENT FOR A PORTION OF OUR REVENUES ON RESELLERS, AND IF THEY ARE NOT SUCCESSFUL MARKETING OUR TECHNOLOGY, OUR ABILITY TO MAINTAIN OR INCREASE OUR REVENUES WILL BE HARMED.

We sell a percentage of our technology through resellers in the United States and abroad. We have no control over our third-party distributors, their shipping dates, or the volumes of systems shipped by them. These companies may not use our products in volumes anticipated by us. If they fail to do so, our revenues will be harmed.

OUR FAILURE TO ADEQUATELY PROTECT OUR PROPRIETARY RIGHTS COULD SERIOUSLY HARM OUR BUSINESS.

We generally rely on copyrights, trademarks, trade secret laws and software security measures, along with employee and third-party nondisclosure agreements, to establish and protect our proprietary intellectual property rights, products and technology. Our products are typically sold pursuant to contracts that restrict the use of the products to the customer's internal purposes. We distribute our software under agreements that are signed by our distribution partners and our end-users. Despite our precautions taken to protect our software, unauthorized parties may attempt to reverse engineer, copy, or obtain and use information we regard as proprietary. Policing unauthorized use of our products is difficult and software piracy is a persistent problem. Additionally, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. We cannot assure you that our reliance on contracts with third parties, or copyright, trademark, trade secret protection or our software security measures, will be enough to be successful and profitable in the industry in which we compete.

FUTURE SALES OF RESTRICTED SHARES COULD ADVERSELY AFFECT THE PRICE OF OUR COMMON STOCK AND LIMIT OUR ABILITY TO COMPLETE ADDITIONAL FINANCING.

Although our shares are currently trading on the OTC Bulletin Board, the volume of trading of our common stock and the number of shares in the public float are small. Sales of a substantial number of shares of our common stock into the public market in the future could materially adversely affect the prevailing market price for our common stock. In connection with our acquisition of our Delaware subsidiary, we issued 6,872,314 shares of common stock, all of which will become eligible for resale pursuant to Rule 144 of the Securities Act in early 2003. Such a large "over-hang" of stock eligible for sale in the public market may have the effect of depressing the price of our common stock, and make it difficult or impossible for us to obtain additional debt or equity financing.

THE MARKET PRICE OF OUR STOCK COULD BE VOLATILE.

The market price of our common stock has been subject to volatility and, in the future, the market price of our common stock may fluctuate substantially due to a variety of factors, including:

     o quarterly fluctuations in our operating income and earnings per share results;

     o    economic conditions;

     o    disputes concerning patents or proprietary rights;

     o    sales of common stock by existing holders;

     o    loss of key personnel; and

     o    securities class actions or other litigation.

OUR OPERATING RESULTS MAY FLUCTUATE IN FUTURE PERIODS.

The results of operations for any quarter are not necessarily indicative of results to be expected in future periods. Our operating results have in the past been, and will continue to be, subject to quarterly fluctuations as a result of a number of factors. These factors include, but are not limited to:

     o    market acceptance of existing or new products;

     o    competitive product introductions;

     o our ability to control or adjust research and development, marketing, sales and general and administrative expenses in response to changes in revenues.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no changes in financial market risk as originally discussed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.


PART II - OTHER INFORMATION
---------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)   Exhibits         Description of Document

          2.1(1)    Agreement and Plan of Reorganization, dated as of November
                    20, 2001, by and between the Company and e-Perception, Inc.
          3.1(2)    Articles of Incorporation
          3.2       Certificate of Amendment to the Articles of Incorporation
          3.2(3)    Bylaws
          10.1      Standard  Office Lease by and between  Arden Realty  Limited
                    Partnership and e-Perception Technologies, Inc.

          (1) Incorporated by reference to the corresponding exhibit on the Registrant's Form 8-K dated January 24, 2002.
          (2) Incorporated by reference to the corresponding exhibit on the Registrant's Form 10-SB dated October 1, 1999.
          (3) Incorporated by reference to the corresponding exhibit on the Registrant's Form 10-SB dated October 1, 1999.

     (b) The following reports on Form 8-K were filed during the quarter ended March 31, 2002:

          1. Report of Form 8-K filed on January 24, 2002 related to the Agreement and Plan of Reorganization dated as of November 20, 2001 between the Company and e-Perception Technologies, Inc.;

          2. Report of Form 8-K filed on February 15, 2002 related to the change in the Company's accountants; and

          3. Report of Form 8-K/A filed on April 8, 2002. related to the Agreement and Plan of Reorganization dated as of November 20, 2001 between the Company and e-Perception Technologies, Inc.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      e-PERCEPTION, INC.


Date:  May 14, 2002                   By:  /s/ William E. Richardson
                                         ------------------------------------
                                           William E. Richardson
                                           Chief Executive Officer and Director
                                           (Principal Executive Officer and
                                           Principal Financial Officer)