Form 10QSB
period 2002-06-30
E PERCEPTION INC
filed 2002-08-14
CIK 1011432

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)
         [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

                              Yes  __X__  No ____


The number of shares of the Registrant's Common Stock, $0.001 par value, outstanding as of June 30, 2002 was 8,066,314.

                               e-PERCEPTION, INC.

                                   FORM 10-QSB

                                TABLE OF CONTENTS



PART  I  -  FINANCIAL  INFORMATION

                                                                            Page
Item  1.     Financial  Statements  (unaudited):

             Condensed  Consolidated  Balance  Sheet                          3
              as  of  June  30,  2002

             Condensed  Consolidated  Statements  of  Operations              4
              for  the  Six  Months  and  the  Three  Months
              Ended  June 30, 2002 and 2001

             Condensed  Consolidated  Statements  of  Cash  Flows             5
              for  the  Six  Months  and  the  Three  Months
              Ended  June 30, 2002 and 2001

             Statement  of  Stockholders'  Equity  for  the                   6
              Six  Months  Ended June 30, 2002

             Notes  to  Condensed  Consolidated  Financial  Statements        7

Item  2.     Management's  Discussion  and  Analysis
              of Financial Condition and Results  of  Operations              7

Item  3.     Quantitative and Qualitative Disclosures about Market Risk       15



PART  II  -  OTHER  INFORMATION


Item  6.     None                                                             15


             Signatures                                                       16



 PART  I  -  FINANCIAL  INFORMATION

ITEM  1.         FINANCIAL  STATEMENTS

                        e-PERCEPTION, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                            JUNE 30, 2002 - UNAUDITED

                                     ASSETS



Current assets:
   Cash                                                     $    44,916
   Accounts receivable, net                                     510,834
   Prepaid and other current assets                               7,685
                                                    -------------------

          Total current assets                                  563,435

Property and equipment, net of accumulated                      689,060
 depreciation and amortization

Intangible and other assets                                     214,775
                                                    -------------------
                                                            $ 1,467,270
                                                    ===================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Line of credit and note payable                          $   435,131
   Current portion of long-term debt                             34,824
   Accounts payable and accrued expenses                        643,445
   Deferred revenue                                              90,900
                                                    -------------------
          Total current liabilities                           1,204,300

   Long-term debt, excluding current portion                      2,391

Stockholders' equity:
   Preferred stock, par value at $0.001, 10,000,000 shares            -
    authorized, none issued and outstanding
   Common stock, par value at $0.001, 25,000,000 shares           8,066
    authorized, 8,066,314 shares issued and outstanding
   Additional paid-in capital                                 5,452,701
   Accumulated deficit                                       (5,200,188)
                                                    -------------------

          Total stockholders' equity                            260,579
                                                    -------------------

                                                            $ 1,467,270
                                                    ===================


                                  e-PERCEPTION, INC. AND SUBSIDIARY

                          CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED




                                                    Three Months                      Six Months
                                                    Ended June 30                    Ended June 30
                                              -------------------------       ------------------------
                                                 2002          2001            2002               2001


Revenues                                         $632,888      $236,543        $1,137,825       $481,710

Cost of revenues                                  224,037       230,605           481,643        448,875
                                              -----------   -----------        ----------    -----------
Gross profit                                      408,851         5,938           656,182         32,835

Operating expenses:
   Sales and marketing                            357,066       324,899           750,994        586,517
   Research and development                       100,239        14,176           206,538         18,728
   General and administrative expenses            450,884       395,368           896,095        751,516
                                              -----------   -----------        ----------     -----------
Loss from operations                             (499,338)     (728,505)       (1,197,445)    (1,323,926)
                                               ----------   -----------        ----------     -----------
Other income (expense):
   Interest expense                               (20,837)         (344)          (29,218)          (345)
   Interest income                                     60         3,983               426          9,653
   Gain on disposal of fixed assets                   -             -                 -              612
                                               ----------    ----------        ----------     -----------

          Total other income (expense)            (20,777)        3,639           (28,792)         9,920
                                               ----------    ----------       -----------     -----------
Loss before provision for income taxes           (520,115)     (724,866)       (1,226,237)    (1,314,006)

Income taxes                                         (800)          (97)             (800)        (1,697)
                                               ----------    ----------        ----------     -----------

Net loss                                         $(520,915)   $(724,963)      $(1,227,037)   $(1,315,703)
                                               ===========   ==========       ============   ============

Net loss per share - basic and diluted           $   (0.07)   $   (0.47)       $     (0.15)  $     (0.85)
                                               ===========   ==========        ===========   ============

Number of weighted average shares
    basic and diluted                            7,989,012    1,556,697          7,980,756      1,556,697
                                               ===========   ==========        ===========   ============


                                        4



                                         E-PERCEPTION, INC. AND SUBSIDIARY

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                               THREE MONTHS ENDED JUNE 30     SIX MONTHS ENDED JUNE 30
                                                                   2002         2001               2002      2001


CASH FLOWS USED FOR OPERATING
Net loss                                                         $(520,915)  $(724,963)  $(1,227,037)  $(1,315,703)

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
USED FOR OPERATING ACTIVITIES:
    Depreciation and amortization                                   76,137      42,626       135,870        85,140
    Bad Debt                                                             -         729             -           729
    Interest expense                                                20,739           -        20,739             -

CHANGES IN ASSETS AND LIABILITIES:
   (INCREASE) DECREASE IN ASSETS
    Accounts receivable                                            (64,034)     45,054        (7,468)      (21,503)
    Prepaid and other current assets                                 5,211       6,421        18,117        (7,406)
    Other assets                                                         -           -       (26,638)      131,560

 INCREASE (DECREASE) IN LIABILITIES
    Accounts payable and accrued expenses                           74,811     198,978       237,345       227,177

    Deferred revenues                                               14,875       6,411        51,321        34,250
                                                                  ---------- ----------     ----------   ----------
       Total adjustments                                           127,739     300,219       429,286       449,947
                                                                  ---------- ----------     ----------   ----------

Net cash used by operating activities                             (393,176)   (424,744)     (797,751)     (865,756)
                                                                  ---------- ----------     ----------   ----------

CASH FLOWS USED FOR INVESTING ACTIVITIES:
    Purchases of property and equipment                             (2,410)    (88,428)      (17,881)     (349,111)
                                                                  ---------- ----------     ----------   ----------

Net cash used by investing activities                               (2,410)    (88,428)      (17,881)     (349,111)
                                                                  ---------- ----------     ----------   ----------

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
    Bank overdraft                                                  (7,220)          -             -             -
    Principal proceeds from line of credit agreement               250,000     152,261       254,642       152,261
    Proceeds from notes payable                                      5,108     192,000        12,603       192,000
    Payments on note payable                                        (5,336)          -       (11,179)            -
    Proceeds from issuance of common stock                         188,000      13,953       188,000        37,888
    Issuance of common stock with stock subscription receivable      9,950           -        54,950             -
                                                                  ---------- ----------   -----------   -----------

Net cash provided by financing activities                          440,502     358,214       499,016       382,149
                                                                  ---------- ----------   -----------   -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                44,916    (154,958)     (316,616)     (832,718)
CASH AND CASH EQUIVALENTS, beginning of year                             -     255,738       361,532       932,886
                                                                  ---------- ----------  ------------    ----------

CASH AND CASH EQUIVALENTS, end of year                           $  44,916   $ 100,780    $   44,916   $   100,168
                                                                 =========   ==========   ============   ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid                                                    $   1,311   $     344   $     1,637   $       345
                                                                 =========   =========      ==========   ==========
Income tax paid                                                  $     800   $   1,697   $       800   $     1,697
                                                                 =========   =========      ==========   ==========

Increase in line of credit from accrued interest payable         $  20,739   $       -   $    22,923   $         -
                                                                 =========   =========      ==========   ==========

                                     e-PERCEPTION TECHNOLOGIES, INC.

                                    STATEMENT OF STOCKHOLDERS' EQUITY


<BTB>
                                                       Additional                  Stock        Total
                                   Common stock         paid-in    Accumulated  subscription  stockholders'
                                 Shares      Amount     capital      deficit     receivable     equity
                               ----------- ----------- ----------  -----------  ------------  ------------

Balance at December 31, 2001    27,489,287   $ 27,489   $5,245,278  $(3,973,151)  $(54,950)  $ 1,244,666

Reverse stock split 4 for 1    (20,616,973)   (20,617)      19,517            -          -   $         -

Shareholders from CDC            1,100,000      1,100            -            -          -   $         -

Issuance of common stock            94,000         94      187,906            -          -       188,000

Receipt of Stock Subscription                                                       54,950        54,950

Net loss                                 -          -            -   (1,227,037)         -    (1,227,037)
                               ----------- -----------  ----------   -----------  ----------  -----------

Balance at June 30, 2002         8,066,314       8,066   5,452,701   (5,200,188)         -        260,579
                               =========== ===========  ==========   ===========  ==========  ===========

                                        6

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED JUNE 30, 2002 (UNAUDITED)



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

2.     TENDER  OFFER

In January 2002, e-Perception Technologies completed a tender offer with Corporate Development Centers, Inc. ("CDC"), a Nevada corporation listed on the OTC Bulletin Board under the symbol, "CRDM". The shareholders of e-Perception Technologies issued four (4) shares of outstanding common stock of e-Perception Technologies in exchange for one (1) share of common stock of CDC. As a result of the tender offer, e-Perception Technologies became a wholly-owned subsidiary of CDC. The name of CDC was then changed to e-Perception, Inc. The stock currently trades on the OTC Bulletin Board under the symbol, "EPER". The Company intends to apply for listing on the NASDAQ Small-Cap Market if and when applicable listing requirements are met.

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



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

With the exception of historical information, the statements set forth below include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include statements regarding potential strategic collaborations, future capital needs and funding requirements, product development plans, and market assessments. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. These risks and uncertainties include:

     -     general  economic  and  business  conditions;
     -     industry  trends;
     - our overall market penetration and competition from providers of alternative products and services;
     -     our  actual  funding  requirements;  and
     -     availability,  terms  and  deployment  of  capital.

OVERVIEW

e-Perception, Inc., a Nevada corporation ("e-Perception" or the "Company") is the parent corporation of e-Perception Technologies, Inc., a Delaware corporation, which develops, markets and supports web-based analytic tools that enable companies in real time to gather data from their employees, customers and suppliers and to use that data to better manage their businesses. Our solutions are implemented by companies ranging in size from 50-person firms to Fortune 500 companies. The Company's mission is to help businesses improve their financial results through employee productivity and customer loyalty. The Company's online assessment tools gather feedback from employees, customers and suppliers and then integrate such data with existing business information to produce strategic solutions for clients. The Company's offerings consist of a suite of
web  based  applications.   Using  online  assessments  and  operational  data,
e-Perception Insight Solutions generates insights that empower management to maximize organizational effectiveness and cost savings. We market our products primarily through our direct sales force and strategic alliance partners to companies across a wide variety of industries. The Company's sales team currently is comprised of nine people, located in Southern California, Chicago, Cincinnati, Baltimore, and Dallas. As of June 30, 2002, we provided our products and solutions to Dell Computer, Sharp HealthCare, Johnson Controls, StorageTek, eBay, Northwestern Mutual, Electronic Data Systems and United Technologies Corporation, among others.

Where appropriate, references to "e-Perception", the "Company," "we" or "our" include both e-Perception, Inc. and e-Perception Technologies, Inc.


RESULTS  OF  OPERATIONS

For  the  Six  Month  Period  Ended  June  30,  2002

Net  Revenue

Net revenue increased $656,115 or 136.2%, to $1,137,825 in the current six month period of 2002, as compared to the same period in 2001. This increase was primarily due to the expansion of the Company's internal sales force and the development and completion by the Company of new product applications. Approximately 90% of the Company's net revenue for the six month period of 2002 was derived from the sale of assessment tools in the area of human relations and development, and 10% was derived from customer loyalty initiatives.

Cost  of  Revenue

Cost of revenue consists of referral fees paid to third parties, operations overhead (including launching and deploying assessment surveys) and outsourced software development. Cost of revenue increased by $32,768 to $481,643, or 42.3 percent of sales for the current six month period, as compared to $448,875, or
93.2 percent of sales in the prior six month period. This increase was primarily due to increased staffing in the operations department and an increase in outsourced software development.

Research  and  Development

Research and development expenses consist of personnel expenses and associated overhead. The Company's investment in research and development increased $187,810 to $206,538, or 18.2 percent of sales for the current six month period, as compared to $18,728, or 3.9 percent of sales in the prior six month period. The increase was primarily attributable to staffing increases and product development.

Costs incurred in the research and development of new software products are expensed as incurred. e-Perception expects research and development expenses to continue to increase in absolute dollars as the Company continues to invest in the enhancement of existing products and the development of new products.

Sales  and  Marketing

Sales and marketing expenses include salaries and expenses of sales and marketing personnel, advertising and promotion expenses, customer service and technical support, travel and entertainment, and other selling and marketing costs. Sales and marketing expenses increased by $164,477 to $750,994, or 66.0 percent of sales for the current six month period, as compared to $586,517 in the prior six month periodThis increase was primarily due to the hiring of a senior sales director, increases in personnel related expenses, web site development costs, marketing material expenses, and trade show and travel expenses.

General  and  Administrative

General and administrative expenses, which include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses, and other administrative costs, increased by $144,579 to $896,095, or 78.8 percent of sales for the current six month period, as compared to $751,516 in the prior six month period. The increase was primarily due to an increase in staffing, and higher legal and accounting expenses related to the tender offer transaction with CDC, and legal and accounting expenses related to a new private round of financing.

Other  income  (expense)

Other income and expense includes interest income net of interest expense. Interest income is primarily derived from short-term interest-bearing securities and money market accounts. Interest expense for the current six month period of 2002 was $29,218 compared to $345 for the same period in 2001. Interest income for the current six months period of 2002 was $426 compared to $9,653 for the same period in 2001, primarily due to a decrease in the average balance of invested cash and short-term investments.

For  the  Three  Month  Period  Ended  June  30,  2002

Net  Revenue

Net revenue increased $396,645, or 167.6%, to $632,888 in the second quarter of 2002, as compared to the same period in 2001. This increase was primarily due to the expansion of the Company's internal sales force and the development and completion by the Company of new product applications. Approximately 90% of the Company's net revenue for the second quarter of 2002 was derived from the sale of assessment tools in the area of human relations and development, and 10% was derived from customer loyalty initiatives.

Cost  of  Revenue

Cost of revenue consists of referral fees paid to third parties, operations overhead (including launching and deploying assessment surveys) and outsourced software development. Cost of revenue increased by $6,568 to $224,037, or 35.4 percent of sales for the current three month period, as compared to $230,605, or
97.5 percent of sales in the prior three month period. This increase was primarily due to increased staffing in the operations department and an increase in outsourced software development.

Research  and  Development

Research and development expenses consist of personnel expenses and associated overhead. The Company's investment in research and development increased $86,063 to $100,239, or 15.8 percent of sales for the current three month period, as compared to $14,176, or 6.0 percent of sales in the prior three month period. The increase was primarily attributable to staffing increases in product development and employee recruiting.

Costs incurred in the research and development of new software products are expensed as incurred. e-Perception expects research and development expenses to continue to increase in absolute dollars as the Company continues to invest in the enhancement of existing products and the development of new products.

Sales  and  Marketing

Sales and marketing expenses include salaries and expenses of sales and marketing personnel, advertising and promotion expenses, customer service and technical support, travel and entertainment, and other selling and marketing costs. Sales and marketing expenses increased by $32,169 to $357,066, or 56.4 percent of sales for the current three month period, as compared to $324,899 in the prior three month periodThis increase was primarily due to increases in personnel related expenses, web site development costs, marketing material expenses, and trade show and travel expenses.

General  and  Administrative

General and administrative expenses, which include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses, and other administrative costs, increased by $55,515 to $450,884, or 71.2 percent of sales for the current three month period, as compared to $395,368 in the prior three month period. The increase was primarily due to an increase in staffing, and higher legal and accounting expenses related to the tender offer transaction with CDC.

Other  income  (expense)

Other income and expense includes interest income net of interest expense. Interest income is primarily derived from short-term interest-bearing securities and money market accounts. Interest expense for the second quarter of 2002 was $20,837 compared to $344 interest expense for the same period in 2001. Interest income for the second quarter of 2002 was $60 compared to $3,893 for the same period in 2001, primarily due to a decrease in the average balance of invested cash and short-term investments.


LIQUIDITY  AND  CAPITAL  RESOURCES

At June 30, 2002, our cash and cash equivalents and short-term investments were equal to $44,916. The Company's principal cash requirements are for operating expenses, including employee costs, funding of accounts receivable, capital expenditures and funding of the operations. The Company's primary sources of cash had been from private placements of the Company's preferred or common stock and a revolving line of credit.

During the second quarter of 2002, the Company used $393,176 for operating activities, as compared to $424,744 for the same period in 2001. The decrease in cash used in operations was primarily due to a reduction in the net loss offset in part by an increase in accounts receivable.

San Clemente Capital, LLC, an affiliate of two of the Company's shareholders who are former directors, has provided the Company with a revolving loan commitment of up to $400,000 based on eligible collateral levels. The loan is secured by certain assets of the Company. As of June 30, 2002, the outstanding balance on such loan was approximately $375,131. The loan bears interest at a rate of 20% per annum. The loan is due and payable in full on December 31, 2002.

On April 29, 2002, Avintaquin Capital, LLC, ("Avintaquin"), an affiliate of three of the Company's shareholders, provided the Company with a bridge loan in the original principal amount of $60,000. The bridge loan is secured by certain assets of the Company. The bridge loan bears interest at a rate of 12% per annum. On June 29, 2002, Avintaquin and the Company entered into an amendment to the bridge loan and extended the maturity date of the loan until April 29, 2003. In connection with this amendment, and, as additional consideration for extending the bridge loan, the Company issued a warrant to Avintaquin for the purchase of 60,000 shares on the Company's common stock at an exercise price of $2.00 per share. This warrant has a term of four years.

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

WE  ARE  A  NEW  COMPANY  WITH  TWO  YEARS  OF  OPERATING  HISTORY.

Our business was incorporated in March 2000, and we have commenced operations and introduced products and services, yielding a total of $1.923 million in revenues through December 31, 2001. We have had only a limited operating history on which to base an evaluation of our business and prospects. Such risks and uncertainties are frequently more severe for those companies operating in new and rapidly evolving markets. Some of the factors upon which our success will depend include (but are not limited to) the following:

     - the rate and timing, if at all, of the additional growth and use of Internet-based survey and assessment tools;
     - the rate and timing, if at all, at which existing survey providers will migrate their existing products to the Internet;
     - the existence of a demand for Internet-based survey and assessment tools;
     - the emergence of competitors in our target market, and the quality and development of their products and services; and
     -    the  market's  acceptance  of  our  products  and  services.

   In order to address these risks, we must (among other things) be able to:

     -    successfully  complete  the  development  of  our  products;
     -    modify  our  products  as necessary to meet the demands of our market;
     -    continue  our  efforts  to  develop  our  core  products;
     -    attract  and  retain  highly  skilled  employees;  and
     -    respond  to  competitive  influences.

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

The market for our products is competitive and is likely to become even more competitive in the future. Increased competition could result in pricing pressures, reduced sales, reduced margins or the failure of our products to achieve or maintain market acceptance, any of which would have a material adverse effect on our business, results of operations and financial condition. Many of our current and potential competitors enjoy substantial competitive advantages, such as:

     -    greater  name  recognition and larger marketing budgets and resources;
     - established marketing relationships and access to larger customer bases;
     -    substantially  greater  financial,  technical and other resources; and
     -    larger  technical  and  support  staffs.

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

THE  MARKET  PRICE  OF  OUR  STOCK  COULD  BE  VOLATILE.

The market price of our common stock has been subject to volatility and, in the future, the market price of our common stock may fluctuate substantially due to a variety of factors, including:

     - quarterly fluctuations in our operating income and earnings per share results;

     -    economic  conditions;

     -    disputes  concerning  patents  or  proprietary  rights;

     -    sales  of  common  stock  by  existing  holders;

     -    loss  of  key  personnel;  and

     -    securities  class  actions  or  other  litigation.

OUR  OPERATING  RESULTS  MAY  FLUCTUATE  IN  FUTURE  PERIODS.

The results of operations for any quarter are not necessarily indicative of results to be expected in future periods. Our operating results have in the past been, and will continue to be, subject to quarterly fluctuations as a result of a number of factors. These factors include, but are not limited to:

     -    market  acceptance  of  existing  or  new  products;

     -    competitive  product  introductions;

     - our ability to control or adjust research and development, marketing, sales and general and administrative expenses in response to changes in revenues.



ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

There have been no changes in financial market risk as originally discussed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

PART  II  -  OTHER  INFORMATION


ITEM  6.     NONE

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          e-PERCEPTION,  INC.


Date:  August  7,  2002                   By:___________________________________
                                                   William E. Richardson
                                           Chief Executive Officer and Director
                                             (Principal Executive Officer and
                                                Principal Financial Officer)