Form 10QSB
period 2002-09-30
E PERCEPTION INC
filed 2002-11-15
CIK 1011432

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

     (Mark One)
           [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

                              Yes     X     No ____
                                    -----


The number of shares of the Registrant's Common Stock, $0.001 par value, outstanding as of November 13, 2002 was 8,370,477.

                               E-PERCEPTION, INC.

                                   FORM 10-QSB

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
------------------------------

                                                                                         Page
                                                                                          ----
Item 1.     Financial Statements (unaudited):

          Condensed Consolidated Balance Sheet                                             3
          as of September 30, 2002

          Condensed Consolidated Statements of Operations                                  4
          for the Nine Months and the Three Months Ended September 30, 2002 and 2001


          Condensed Consolidated Statements of Cash Flows                                  5
          for the Nine Months and the Three Months Ended September 30, 2002 and 2001

          Statement of Stockholders' Equity for the Nine Months Ended September 30, 2002   6

          Notes to Condensed Consolidated Financial Statements                             7

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                          8

Item 3.     Quantitative and Qualitative Disclosures about Market Risk                     11

Item 4.     Controls and Procedures                                                        16

PART II - OTHER INFORMATION
---------------------------

Item 1:     Legal Proceedings                                                             16
Item 2:     Changes in Securities and Use of Proceeds                                     16

Item 3:     Defaults upon Senior Securities                                               16
Item 4:     Submission of Matters to Vote of Security Holders                             16

Item 5:     Other Information                                                             17


Item 6.     Exhibits and Report on Form 8-K
            None                                                                          17


Signatures                                                                             19-20


Certifications


                                        2

 PART I - FINANCIAL INFORMATION
 ------------------------------

ITEM  1.                 FINANCIAL  STATEMENTS
                        E-PERCEPTION, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                         SEPTEMBER 30, 2002 - UNAUDITED

                                     ASSETS

CURRENT ASSETS:


Cash                                                        $  1,837
   Accounts receivable, net                                  836,553
   Prepaid and other current assets                           11,313
                                                         ------------

          Total current assets                               849,704

PROPERTY AND EQUIPMENT, net of accumulated                   660,400
 depreciation and amortization

INTANGIBLE AND OTHER ASSETS                                  195,676
                                                         ------------

                                                         $ 1,705,780
                                                         ============

           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Line of credit and note payable                       $   458,469
   Current portion of long-term debt                          32,406
   Accounts payable and accrued expenses                     550,303
   Deferred revenue                                           37,400
                                                         ------------

          Total current liabilities                        1,078,578

   Long-term debt, excluding current portion                   1,934

STOCKHOLDERS' EQUITY:
   Common stock, par value at $0.001, 25,000,000 shares        8,245
    authorized, 8,244,814 shares issued and outstanding
   Additional paid-in capital                              5,783,063
   Accumulated deficit                                    (5,166,040)
                                                         ------------

          Total stockholders' equity                         625,268
                                                         ------------

                                                         $ 1,705,780
                                                         ============

                        E-PERCEPTION, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                 THREE MONTHS               NINE MONTHS
                                               ENDED SEPTEMBER 30      ENDED SEPTEMBER 30
                                           -----------------------   --------------------------

                                              2002         2001          2002          2001
                                           -----------  -----------  ------------  ------------
REVENUES                                   $  902,123   $  403,733   $ 2,039,948   $   885,444

COST OF REVENUES                              224,615      147,548       706,258       596,423
                                           -----------  -----------  ------------  ------------

GROSS PROFIT                                  677,508      256,185     1,333,690       289,021

OPERATING EXPENSES:
   Sales and marketing                        253,194      313,061     1,005,877       899,578
   Research and development                    90,485       83,745       297,023       102,473
   General and administrative expenses        272,490      318,549     1,168,585     1,070,065
                                           -----------  -----------  ------------  ------------

INCOME FROM OPERATIONS                         61,339     (459,170)   (1,137,795)   (1,783,095)
                                           -----------  -----------  ------------  ------------

OTHER INCOME (EXPENSE):
   Interest expense                           (24,158)     (10,228)      (53,376)      (10,572)
                                           -----------  -----------  ------------  ------------

   Interest income                                 17        1,724           443        11,375
   Gain on disposal of fixed assets            (1,362)           -        (1,362)          612
                                           -----------  -----------  ------------  ------------

          Total other income (expense)        (25,503)      (8,504)      (54,295)        1,415
                                           -----------  -----------  ------------  ------------

INCOME BEFORE PROVISION FOR INCOME TAXES       35,836     (467,674)   (1,192,090)   (1,781,680)

INCOME TAXES                                        -          135          (800)       (1,562)
                                           -----------  -----------  ------------  ------------

NET INCOME                                 $   35,836   $ (467,539)  $(1,192,890)  $(1,783,242)
                                           ===========  ===========  ============  ============

NET INCOME PER SHARE -
    BASIC                                  $     0.00   $    (0.30)  $     (0.15)  $     (1.15)
                                           ===========  ===========  ============  ============
    DILUTED                                $     0.00   $    (0.30)  $     (0.15)  $     (1.15)
                                           ===========  ===========  ============  ============

NUMBER OF WEIGHTED AVERAGE SHARES -
    BASIC                                   8,162,292    1,556,697     8,004,777     1,556,697
                                           ===========  ===========  ============  ============
    DILUTED                                 9,573,162    1,556,697     8,004,777     1,556,697
                                           ===========  ===========  ============  ============


                        E-PERCEPTION, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                              THREE MONTHS ENDED SEPT 30    NINE MONTHS ENDED SEPT 30
                                                                  ---------------------   -------------------------
                                                                    2002        2001          2002          2001
                                                                 ----------  -----------  ------------  ------------

CASH FLOWS USED FOR OPERATING
Net loss                                                         $  35,836   $ (467,539)  $(1,192,889)  $(1,783,242)

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
USED FOR OPERATING ACTIVITIES:
    Depreciation and amortization                                   46,396       48,508       182,264       133,648
    Loss on disposition of property and equipment                    1,362            -         1,362             -
    Bad Debt                                                        25,800            -             -           729
    Interest expense                                                25,768            -        51,149             -

CHANGES IN ASSETS AND LIABILITIES:
   (INCREASE) DECREASE IN ASSETS
    Accounts receivable                                           (351,519)     (65,390)     (333,187)      (86,893)
    Prepaid and other current assets                                (3,628)       9,100        14,489         1,694
    Other assets                                                         -            -       (26,639)      131,560

 INCREASE (DECREASE) IN LIABILITIES
    Accounts payable and accrued expenses                          (93,030)     135,681       146,005       362,858
    Deferred revenue                                               (53,500)     (15,750)       (2,179)       18,500
                                                                 ----------  -----------  ------------  ------------
       Total adjustments                                          (402,351)     112,149        33,264       562,096
                                                                 ----------  -----------  ------------  ------------

Net cash used by operating activities                             (366,515)    (355,390)   (1,159,625)   (1,221,146)
                                                                 ----------  -----------  ------------  ------------


Net cash used by investing activities                                    -      (27,916)      (17,880)     (376,415)

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
    Principal proceeds from line of credit agreement                     -        6,062       250,000       150,323
    Proceeds from notes payable                                          -            -             -       200,000
    Payments on note payable                                        (2,875)    (200,000)       (1,451)     (200,000)
    Proceeds from issuance of common stock                         326,311    1,143,884       514,311     1,181,772
    Issuance of common stock with stock subscription receivable          -            -        54,950             -
                                                                 ----------  -----------  ------------  ------------

Net cash provided by financing activities                          323,436      949,946       817,810     1,332,095
                                                                 ----------  -----------  ------------  ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (43,079)     566,640      (359,695)     (265,466)
CASH AND CASH EQUIVALENTS, beginning of year                        44,916      100,780       361,532       932,886
                                                                 ----------  -----------  ------------  ------------

CASH AND CASH EQUIVALENTS, end of year                           $   1,837   $  667,420   $     1,837   $   667,420
                                                                 ==========  ===========  ============  ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Interest paid                                                $   1,389   $   10,228   $     3,026   $    10,572
                                                                 ==========  ===========  ============  ============
    Income tax paid                                              $       -   $      135   $         -   $     1,562
                                                                 ==========  ===========  ============  ============
                                                                         0
    Increase in line of credit from accrued interest payable     $  21,538   $   10,023   $    48,854   $    10,023
                                                                 ==========  ===========  ============  ============


                         E-PERCEPTION TECHNOLOGIES, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                        Additional                   Stock          Total
                                      Common stock       paid-in    Accumulated   subscription stockholders'
                                  Shares      Amount     capital      deficit      receivable      equity
                               ------------  ---------  ----------  ------------  ------------  ------------
Balance at December 31, 2001    27,489,287   $ 27,489   $5,245,278  $(3,973,151)  $   (54,950)  $ 1,244,666

Reverse stock split 4 for 1    (20,616,973)   (20,617)      19,517            -             -             -

Shareholders from CDC            1,100,000      1,100            -            -             -             -

Issuance of common stock           272,500        273      518,268            -             -       518,541

Receipt of Stock Subscription            -          -            -            -        54,950        54,950

Net loss                                 -          -            -   (1,192,889)            -    (1,192,889)
                               ------------  ---------  ----------  ------------  ------------  ------------

Balance at September 30, 2002    8,244,814   $  8,245   $5,783,063  $(5,166,040)  $         -   $   625,268
                               ============  =========  ==========  ============  ============  ============





              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                THREE MONTHS ENDED SEPTEMBER 30, 2002 (UNAUDITED)



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

2.     TENDER OFFER

In January 2002, e-Perception Technologies completed a tender offer with Corporate Development Centers, Inc. ("CDC"), a Nevada corporation listed on the OTC Bulletin Board under the symbol, "CRDM". The shareholders of e-Perception Technologies issued four (4) shares of outstanding common stock of e-Perception Technologies in exchange for one (1) share of common stock of CDC. As a result of the tender offer, e-Perception Technologies became a wholly owned subsidiary of CDC. The name of CDC was then changed to e-Perception, Inc. The stock currently trades on the OTC Bulletin Board under the symbol, "EPER". The Company intends to apply for listing on the NASDAQ Small-Cap Market if and when applicable listing requirements are met.

3.     NET  EARNINGS  PER  SHARE

Basic net earnings per share is based on the weighted average number of all common shares issued and outstanding, and is calculated by dividing net loss per share by the weighted average shares of common stock outstanding during the period. Common stock equivalents consist of 1,352,500 shares of options and 341,250 shares of warrants at September 30, 2002 and have been included in the earnings per share computation for the three month period ended September 30, 2002. However, they have not been included in the earnings per share computation for the nine month ended September 30, 2002, as the amounts are anti-dilutive.

4.     PRIVATE  PLACEMENT

The Company entered into an arrangement to sell stock through a private placement at $1.00 per share. In connection with this transaction, the Company also agreed to issue to previous investors who purchased stock at $2.00 per share, one additional share for each share originally purchased.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

With the exception In addition to historical information, the statements set forth below include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include statements regarding potential strategic collaborations, future capital needs and funding requirements, product development plans, and market assessments. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. These risks and uncertainties include:

-     general  economic  and  business  conditions;
-     industry trends;
- our overall market penetration and competition from providers of alternative products and services;
-     our actual funding requirements; and
-     availability, terms and deployment of capital.


OVERVIEW

e-Perception, Inc., a Nevada corporation ("e-Perception" or the "Company") is the parent corporation of e-Perception Technologies, Inc., a Delaware corporation, which develops, markets and supports web-based analytic tools that enable companies in real time to gather data from their employees, customers and suppliers and to use that data to better manage their businesses. Our solutions are implemented by companies ranging in size from 50-person firms to Fortune 500 companies. The Company's mission is to help businesses improve their financial results through employee productivity and customer loyalty. The Company's online assessment tools gather feedback from employees, customers and suppliers and then integrate such data with existing business information to produce strategic solutions for clients. The Company's offerings consist of a suite of
web-based  applications.   Using  online  assessments  and  operational  data,
e-Perception Insight Solutions generates insights that empower management to maximize organizational effectiveness and cost savings. We market our products primarily through our direct sales force and strategic alliance partners to companies across a wide variety of industries. The Company's sales team currently is comprised of five people, located in Southern California, Chicago, and Baltimore. As of September 30, 2002, we provided our products and solutions to Dell Computer, Sharp HealthCare, Johnson Controls, StorageTek, Data Systems, United Technologies Corporation, Alignment Strategies, Hay Group, Irvine Company, Landmark Graphics, and Port of San Diego, among others.

Where appropriate, references to "e-Perception", the "Company," "we" or "our" include both e-Perception, Inc. and e-Perception Technologies, Inc.

APPLICATION  OF  CRITICAL  ACCOUNTING  POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, investments, intangible assets, income taxes, warranty obligations, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We consider the following accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment:

-     Revenue  recognition;
-     accounting for marketable securities;
-     inventory valuation and related reserves;
-     accounting for income taxes;

You should refer to our Annual Report on Form 10-K filed on March 30, 2002 for a discussion of our critical accounting policies.

RESULTS  OF  OPERATIONS

FOR  THE  NINE  MONTH  PERIOD  ENDED  SEPTEMBER  30,  2002
----------------------------------------------------------

NET REVENUE

Net revenue increased $1,154,504 or 130.4 percent, to $2,039,948 in the current nine-month period of 2002, as compared to the same period in 2001. This increase was primarily due to the expansion of the Company's internal sales force and the development and completion by the Company of new product applications. Approximately 90% of the Company's net revenue for the nine-month period of 2002 was derived from the sale of assessment tools in the area of human relations and development, and 10% was derived from customer loyalty initiatives.

COST OF REVENUE

Cost of revenue consists of referral fees paid to third parties, operations overhead (including launching and deploying assessment surveys), outsourced trainers and outsourced software development. Cost of revenue increased by $109,835 to $706,258, or 34.6 percent of sales for the current nine-month period, as compared to $596,423, or 67.4 percent of sales in the prior nine-month period. This increase was primarily due to increased staffing in the operations department and an increase in outsourced trainers, services, and software development.

RESEARCH AND DEVELOPMENT

Research and development expenses consist of personnel expenses and associated overhead. The Company's investment in research and development increased $194,550 to $297,023, or 14.6 percent of sales for the current nine-month period, as compared to $102,473, or 11.6 percent of sales in the prior nine-month period. The increase was primarily attributable to staffing increases and product development.

Costs incurred in the research and development of new software products are expensed as incurred. e-Perception expects research and development expenses to continue to increase in absolute dollars as the Company continues to invest in the enhancement of existing products and the development of new products.

SALES AND MARKETING

Sales and marketing expenses include salaries and expenses of sales and marketing personnel, advertising and promotion expenses, travel and entertainment, and other selling and marketing costs. Sales and marketing expenses increased by $106,299 to $1,005,877, or 49.3 percent of sales for the current nine month period, as compared to $899,578 in the prior nine month period. This increase was primarily due to the hiring of a senior sales director, increases in personnel related expenses, web site development costs, marketing material expenses, and trade show and travel expenses.

GENERAL AND ADMINISTRATIVE

General and administrative expenses, which include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses, and other administrative costs, increased by $98,520 to $1,168,585, or 57.3 percent of sales for the current nine month period, as compared to $1,070,065 in the prior nine month period. The increase was primarily due to an increase in staffing, and higher legal and accounting expenses related to the tender offer transaction with CDC, and legal and accounting expenses related to a new private round of financing.

OTHER INCOME (EXPENSE)

Other income and expense includes interest income net of interest expense. Interest income is primarily derived from short-term interest-bearing securities and money market accounts. Interest expense for the current nine-month period of 2002 was $53,376 compared to $10,572 for the same period in 2001. Interest income for the current nine months period of 2002 was $443 compared to $11,316 for the same period in 2001, primarily due to a decrease in the average balance of invested cash and short-term investments.

FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2002
---------------------------------------------------

NET REVENUE

Net revenue increased $498,390, or 123.4 percent, to $902,123 in the third quarter of 2002, as compared to the same period in 2001. This increase was primarily due to the expansion of the Company's internal sales force and the development and completion by the Company of new product applications. Approximately 90% of the Company's net revenue for the second quarter of 2002 was derived from the sale of assessment tools in the area of human relations and development, and 10% was derived from customer loyalty initiatives.

COST OF REVENUE

Cost of revenue consists of referral fees paid to third parties, operations overhead (including launching and deploying assessment surveys) and outsourced software development. Cost of revenue increased by $77,067 to $224,615, or 24.9 percent of sales for the current three-month period, as compared to $147,548, or
36.5 percent of sales in the prior three-month period. This increase was primarily due to increased staffing in the operations department and an increase in outsourced software development.

RESEARCH AND DEVELOPMENT

Research and development expenses consist of personnel expenses and associated overhead. The Company's investment in research and development increased $6,740 to $90,485, or 10.0 percent of sales for the current three-month period, as compared to $83,745, or 20.7 percent of sales in the prior three-month period. The increase was primarily attributable to staffing increases in product development and employee recruiting.

Costs incurred in the research and development of new software products are expensed as incurred. e-Perception expects research and development expenses to continue to increase in absolute dollars as the Company continues to invest in the enhancement of existing products and the development of new products.

SALES AND MARKETING

Sales and marketing expenses include salaries and expenses of sales and marketing personnel, advertising and promotion expenses, travel and entertainment, and other selling and marketing costs. Sales and marketing expenses decreased by $59,867 to $253,194, or 28.1 percent of sales for the current three month period, as compared to $313,061 in the prior three month period. This decrease was primarily due to decreases in staffing, personnel related expenses, web site development costs, marketing material expenses, and trade show and travel expenses.

GENERAL AND ADMINISTRATIVE

General and administrative expenses, which include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses, and other administrative costs, decreased by $46,059 to $272,490, or 30.2 percent of sales for the current three month period, as compared to $318,549 in the prior three month period. The decrease was primarily due to a decrease in staffing, and lower legal and accounting expenses, as well as an overall expense reduction.

OTHER INCOME (EXPENSE)

Other income and expense includes interest income net of interest expense. Interest income is primarily derived from short-term interest-bearing securities and money market accounts. Interest expense for the third quarter of 2002 was $24,158 compared to $10,228 interest expense for the same period in 2001. Interest income for the third quarter of 2002 was $17 compared to $1,724 for the same period in 2001, primarily due to a decrease in the average balance of invested cash and short-term investments.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2002, our cash and cash equivalents and short-term investments were equal to $1,837. The Company's principal cash requirements are for operating expenses, including employee costs, funding of accounts receivable, capital expenditures and funding of the operations. The Company's primary sources of cash had been from private placements of the Company's preferred or common stock and a revolving line of credit.

During the third quarter of 2002, the Company used $366,515 for operating activities, as compared to $355,390 for the same period in 2001. The increase in cash use was primarily due to a decrease in accounts payable, an increase in accounts receivable, and use of cash required for the reduction in force of July 15, 2002.

San Clemente Capital, LLC, an affiliate of two of the Company's shareholders who are former directors, has provided the Company with a revolving loan commitment of up to $400,000 based on eligible collateral levels. The loan was secured by certain assets of the Company. As of September 29, 2002, the outstanding balance on such loan was approximately $395,408.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company initiated a private placement of its common stock which opened at $2.00 per share. The offering has been amended to reduce the share price to $1.00 per share. In connection with this transaction, the Company also agreed to issue to previous investors who purchased stock at$2.00 per share, one additional share for each share originally purchased. The Company will be dependent upon the successful completion of this private placement, and perhaps upon the successful competition of other financing activities, in order to operate its business over the next 12 months. Given the lack of the Company's current cash position, such external sources of financing will be critical to the Company's future operations. Our need for such additional financing depends in part on our future performance, which, in turn, is subject to general economic conditions, and business and other factors beyond our control. There can be no assurance that we would be able to obtain such financing, or that any financing would result in a level of net proceeds required.

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

WE ARE A NEW COMPANY WITH TWO YEARS OF OPERATING HISTORY

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

THE SUCCESS OF OUR BUSINESS DEPENDS ON THE CONTINUED GROWTH AND ACCEPTANCE OF THE INTERNET AS A BUSINESS TOOL.

Continued expansion in the sales of our products depends on the adoption of the Internet as a widely used channel for corporate information, products and services. This business model is not yet proven and may not be successful. The Internet may not prove to be a viable commercial medium due to inadequate development of the necessary infrastructure, such as a reliable network backbone, or timely development of complementary products, such as high-speed modems. Additionally, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols to handle increased levels of Internet activity, security, reliability, cost, ease of use, accessibility, and quality of service. If the Internet does not continue to become a widespread communications medium and commercial marketplace, the demand for our products could be significantly reduced, which could have a material adverse effect on our business, results of operations, and financial condition.

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


ITEM 4.     CONTROLS AND PROCEDURES

 (a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

(b) There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART II - OTHER INFORMATION
---------------------------


ITEM 1.     LEGAL PROCEDURES

None.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM  5.     OTHER  INFORMATION

None

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits
        --------

     3.1(1)   Amended and Restated Certificate of Incorporation of the Company
     3.2(1)   Bylaws  of  the  Company
     99.1     Certification  of  Chief  Executive  and Chief Financial Officer

(b)     Reports  on  Form  8-K
        ----------------------

None.


-------------------------

(1)  Incorporated  by  reference  to  previous  filings

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         e-PERCEPTION,  INC.


Date:  November  13,  2002             By:     /s/     William  E. Richardson
                                      --------------------------------------
                                        William  E.  Richardson
                                        Chief  Executive  Officer  and  Chief
                                        Financial  Officer  Director  (Principal
                                        Executive  Officer  and  Principal
                                        Financial  Officer)


                                             /s/     William  E.  Richardson
                                        -------------------------------------
                                        William  E.  Richardson
                                        Chief  Financial  Officer

CERTIFICATION
-------------

I, William E. Richardson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of e-Perception, Inc. (the "Registrant");
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;
5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  November 13, 2002


 /s/ WILLIAM E. RICHARDSON
--------------------------
William E. Richardson,
Chief Executive Officer and Chief Financial Officer
(Principal Executive and Financial Officer)

EXHIBIT 99.1

                                  CERTIFICATION
                                  -------------

In connection with the Quarterly Report of e-Perception, Inc. (the "Company") on Form 10-QSB for the quarter ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, William E. Richardson, Chief Executive Officer and Director and William E.
Richardson, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of on my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects the financial condition and results of the Company.

Date:  November  13,  2002

                                        By:  /s/  William  E.  Richardson
                                        ----------------------------------
                                        William  E.  Richardson
                                        Chief  Executive  Officer  and  Chief
                                        Financial  Officer  Director



                                             /s/  William  E.  Richardson
                                        -----------------------------------
                                         William  E.  Richardson
                                         Chief  Financial  Officer