Form 10KSB
period 2002-12-31
E PERCEPTION INC
filed 2003-04-15
CIK 1011432

U.S. Securities and Exchange Commission
                       Washington, D.C. 20549
-------------------------------------------------------------------------
                              FORM 10-KSB

[X]  Annual report under Section 13 or 14(d) of the Securities
Exchange Act of 1934 for the fiscal year ended December 31, 2002.

[ ]  Transition report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from 		to

                   Commission File Number: 000-27507
-------------------------------------------------------------------------


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

                            (909) 587-8773
                            ---------------
                      (Issuer's telephone number)

        Securities registered under Section 12(b) of the Act: None
           Securities registered under Section 12(g) of the Act:

                      Common Stock, $.001 par value
                     -------------------------------
                            (Title of Class)

   Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes [X]    No [  ]

   Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

   Issuer's revenues for the year ended December 31, 2002 were $2,421,865.

   The aggregate market value for the Issuer's voting stock held by non-affiliates of the Issuer based upon the $0.53 per share closing sale price of the Common Stock on March 19, 2003 as reported on the Over-the-Counter Bulletin Board, was approximately $6,793,216. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

   As of March 19, 2003, Registrant had 14,076,554 shares of Common Stock outstanding.

   Transitional Small Business Disclosure Format (check one):
      Yes  [  ]   No  [X]
                           e-PERCEPTION, INC.
                       FORM 10-KSB ANNUAL REPORT

                           TABLE OF CONTENTS
                                                        Page
                     PART I


   ITEM 1   Description of Business                       3

   ITEM 2   Description of Properties                    10

   ITEM 3   Legal Proceedings                            10

   ITEM 4   Submission of Matters to a Vote
            of Security Holders                          10

                     PART II

   ITEM 5   Market for Common Equity and Related
            Shareholder Matters                          10

   ITEM 6   Management's Discussion and Analysis
            or Plan of Operation                         12

   ITEM 7   Consolidated Financial Statements        F1-F23

   ITEM 8   Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure       24


                     PART III

   ITEM 9   Directors, Executive Officers, Promoters
            and Control Persons: Compliance With Section
            16(a) of the Exchange Act                    24

   ITEM 10   Executive Compensation                      24

   ITEM 11   Security Ownership of Certain Beneficial
             Owners and Management and Related
             Stockholders                                24

   ITEM 12   Certain Relationships and Related Party
             Transactions                                24

   ITEM 13   Exhibits and Reports on Form 8-K            24

   ITEM 14   Controls and Procedures                     25

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

Item 1.   Description of Business

Introduction

   e-Perception, Inc., a Nevada corporation (the "Company" or "e-
Perception" or "we" or "our") is the parent corporation of e-
Perception Technologies, Inc., a Delaware corporation ("e-Perception Technologies"), which develops, markets and supports web services for real-time Human Capital Management ("HCM").

   e-Perception, Inc., was incorporated in the State of Nevada on August 29, 1995. From its incorporation in August 1995 until January 2002, the Company had no significant operations.

   On January 9, 2002, e-Perception Technologies, Inc. completed a tender offer with Corporate Development Centers, Inc., a Nevada corporation ("CDC") that traded its common stock on the Over-the-Counter Bulletin Board. In connection with the tender offer, the stockholders of e-Perception Technologies received one (1) share of CDC common stock for each four (4) shares of e-Perception Technologies common stock they owned prior to the tender offer. As a result, e-Perception Technologies became a wholly owned subsidiary of CDC. CDC changed its name to e-Perception, Inc. The Company is in the process of changing its name to PeopleView, subject to shareholder approval. The stock currently trades on the OTC Bulletin Board under the symbol, "EPER.OB".

   The current business operations of e-Perception Technologies constitutes all of the business operations of the Company.

   Where appropriate, references to "e-Perception", the "Company," "we" or "our" include both e-Perception, Inc. and e-
Perception Technologies, Inc.

   Our executive offices are located at 27555 Ynez Road, Suite 203, Temecula, California 92591. Our Web site is located at www.e-perception.com.

   e-Perception develops, markets and supports web based assessment and reporting tools and provides consulting services that enable companies to manage their Human Capital Management (HCM) needs in real-time. Companies ranging in size from 50 person firms to Fortune 500 companies implement our solutions in order to have deep insight into their human capital assets. The Company's mission is to help corporations improve their financial results by aligning corporate strategy with employee perception, productivity and performance.


General

   Our common stock is currently listed on the Over-the-Counter
Bulletin Board.


Principal Products or Services

   The company provides Human Capital Management ("HCM") solutions to Fortune-1000 enterprises, mid-size companies, organization development and human resource consultants and governmental institutions. Our core competency is providing management with real-time decision support tools and services to better manage human capital in the organization. We accomplish this through a series of highly configurable HCM hosted assessment tools as well as professional services that are rapidly deployed as stand-alone, or loosely linked modules. These assessment tools identify opportunities for improvement in the organization, prioritize them, and embeds management tool. Furthermore, our Professional Services group provides training and consulting to our customers in order for them to derive a higher return on investment once their assessments are complete. Our primary product suite, known as Actionable InsightsT, includes our Employee Climate Assessment, Skills Inventory Assessments, and 360 Multi-Rator Assessments.

   Our solutions represent a large step away from the traditional monolithic integrated software applications. Because each module we deploy has stand-alone value, implementation is a low risk, low cost and minimally disruptive process. Our modules also share data with each other, with existing systems, or can be rolled up into an executive dashboard.

   We market our products primarily through our direct sales force and strategic alliance partners to companies across a wide variety of
industries.   As of March 2003, we provided our products and solutions
to Dell Computer, Haliburton, Sharp HealthCare, StorageTek,
Northwestern Mutual and Electronic Data Systems, among others.


Competition

   The traditional paper-and-pencil survey companies such as Performaworx, Real-Time 360, the Gallup Organization and Accenture Consulting present the greatest present competition for e-Perception, and will represent a growing source of competition as these firms continue to develop their suites of online technologies.
Additionally, corporations that use the Internet for online data acquisition are a growing source of competition. There are also a group of companies that compete with e-Perception in the arena of human performance assessment, and these companies include Watson Wyatt and Exult. We have also identified two competitors in the area of skills inventory, which are Skillview and ITG.

   Each area of our business segments is highly competitive, and there currently are only minor economic barriers to entry into any of them. We face competition from many other companies offering employee and customer surveys, assessments, and reviews, including the internal HR department of corporations and many consulting based entities. Some of our competitors have access to greater resources and capital than are currently available to us.

   Based on our research, none of the online survey companies existing today deliver online results in real time with the level of analysis provided by the Company. The normal time cycle to deliver results includes tabulation, scoring, specific segmentation of data based on focus group input, and then finally report generation. This process can take weeks, or even months to complete, and presents the strong possibility that the survey information will be outdated or stale upon delivery. Management believes that e-Perception's advantage over the competition lies in our ability to provide robust analysis, on-line available as soon as the survey is launched. Customers watch results accumulate and begin analysis of perceptions and comments with the first response.

   Our analysis of our competitors' capabilities demonstrates a strong move toward online surveys. Although our research has found no direct competitors currently, we anticipate that they will emerge.
The strength of e-Perception is that it can be first to market with capabilities that have been developed over the last four years.

   In addition to browser-accessed Internet surveys, e-Perception collects data from all traditional sources including pencil-and-paper, telephone (if required), and bulk data upload. Our products can accommodate virtually any version of any type of survey, and, in many cases, we expect they will improve the methods of asking those questions.



Intellectual Property

   Our future success depends in part on legal protection of our technology. To protect our technology, we rely on a combination of the following methods, among others: Copyright laws, trademark laws, trade secret laws, and employee and third-party nondisclosure agreements and confidentiality procedures.

   Our contracts with clients are designed to prohibit unauthorized use, copying and disclosure of our software and technology. However, these provisions may be unenforceable under the laws of some jurisdictions and foreign countries. There are other factors that may impact our ability to protect our intellectual property (See "Risk Factors"). The Company has not applied for or been granted any patents with respect to its technology.


Government Regulation

   We are subject to federal, state and local regulations concerning the environment, occupational safety and health standards. We have not experienced significant difficulty in complying with such regulations and compliance has not had a material effect on our business or our financial results.


Research and Development

   Our research and development organization is responsible for product architecture, core technology, product testing and quality assurance and ensuring the compatibility of our products with leading hardware platforms, operating systems and database systems. In addition, this organization supports some pre-sale and customer support activities. Our professional services staff works with the product development team to identify potential new product features. In 2002, we incurred research and development expenses of $396,077. In 2001, we incurred research and development expenses of $201,755.


Employees

   As of March 14, 2003, we had sixteen (16) full-time employees.
Of these employees, two (2) were engaged in research and development, five (5) were engaged in sales and marketing, seven (7) were engaged in professional services/project management and two (2) were engaged in finance and administration. None of our employees are represented by a labor union or a collective bargaining agreement. We have not experienced any work stoppages and consider our relations with our employees to be good.

Plan of Operations

THE E-PERCEPTION SOLUTION

   e-Perception's web-based assessment tools and professional services are perfectly positioned to take advantage of the new paradigm in HCM, being the real-time automation of HCM engagements.
The philosophy that drives e-Perception's product development is grounded in automating and collapsing the time and effort required to capture insights and information so that clients can manage critical performance issues in real-time and in multiple languages. In this way, the technology is a tool that supports business and operating decisions that affect employee loyalty, performance, productivity and ultimately profitability. e-Perception's technology differentiation lies in its diagnostic assessment engine, which allows virtually limitless segmentation of data and automatically presents Actionable Insights? specific to a company, a business unit or an individual.
The Company's diagnostic engine supports planning, designing, deploying, analyzing and delivering results to clients by leveraging real-time access to business analytics. The Company's delivery methodology includes the development of possible scenarios, discussion of potential outcomes, mapping gaps in performance to best practices and next-steps to customize the configuration of business rules. This approach is intended to produce replicable solution delivery that ensures customization to client needs, consistent quality in deployment and high margins.

   e-Perception's suite of Insight Solutions(TM) integrates information from employees, to build a composite view of the enterprise and to focus management's energy on issues that drive
employee perception, performance and productivity.   The Company
provides tailored data models and reporting templates that address critical issues, department-by-department, in specific vertical markets. These data models integrate quantitative operational data with importance rankings that are fundamental to establishing the high levels of confidence required to act confidently on business information. Insight Solutions? leverage the Company's expertise in maximizing human performance with a sophisticated, yet user-friendly, web-based assessment engine to equip management teams to pinpoint challenges and opportunities within their corporations.

   - Each module in the suite of Insight Solutions(TM) delivers assessment results online with drill-down capability into insights and corrective actions that are tailored to each client company, its organization, its culture, its best practices and its individual requirements. The suite of Insight Solutions(TM) includes cultural and employee surveys, pre-employment profiling and employee profiling, skills inventories and training assessments, and 360 Multi-Rator performance assessments.

   - Scorecards integrate the insights generated by the individual modules and combine them with key operational data to give managers a complete, easy-to-understand view of their area's performance.

   -   The Executive Dashboard incorporates Insight
Solutions(TM) data from throughout the organization, providing corporate management with comprehensive, up-to-the-minute assessments of overall corporate performance as it relates to the areas of HCM such as retention, training, turn-over and strategic goal alignment.

Customers that use e-Perception's suite of Insight Solutions(TM) receive the following benefits:

   -  Better internal strategic alignment
   -  Increased workforce productivity
   -   Rapid process improvement
   -   Improved organizational deployment
   -   Increased customer satisfaction
   -   Decreased information technology costs.

e-Perception's partners receive the following benefits:

   - Increased margin by utilizing fully integrated, automated processes for web-based fulfillment.
   - Decreased hours dedicated to supervision of Web-based assessment projects and production of printed reports.
   - Increased ability to work multiple simultaneous engagements due to automation
   -   Decreased cost-of-sales.


Professional Services

   Our professional services organization plays an integral role in delivering our solutions to our customers as well as supporting and training them. We believe that providing high-level tailored solutions, customer service and technical support is critical to the satisfaction of our customers and our own success. As of March 31, 2003, our professional services staff consisted of seven employees.
Our professional services offerings include:

   - Consulting services. We offer industry-specific consulting services focused on configuring and implementing solutions to meet each of our customers' unique needs. These services are delivered by our consulting specialists as well as through our implementation partners. We believe that our consulting services enhance implementation, improve the time to market and integrity of the solution and share best practices with client project teams.

   - Facilitation services. We offer facilitation services to help companies gather consensus on issues and project goals. These services are delivered by our facilitation specialists as well as by our implementation partners. We believe that our facilitation services increase consensus and focus the organization's energy on specific economic value-added solutions.

   - Training services. We offer extensive training programs to our customers and partners to accelerate implementation and end user adoption. Fees for our training services are typically charged separately from our software use fees and consulting fees. We outsource these training services.

   - Customer support services. We provide our customers with extensive support services including telephone support, Web-based support and updates to our products and documentation.



E-PERCEPTION STRATEGY

   Our objective is to be the leading provider of web-based assessment tools and services in the Human Capital Management Market with a focus on providing real-time analysis of the workforce. Our go-to-market strategy has the following major components: sales, product development through "purposefully opportunistic" customer engagements, maximizing account penetration within existing customers, public sector expansion and a marketing campaign. This section will discuss each of these components.

Sales

   A central piece of e-Perception's strategy is to increase market penetration by expanding our sales capabilities. The Company's sales strategy is based on three elements: strategic alliances, direct sales and private-label distribution.

Strategic Alliances

   We have developed a number of highly strategic relationships with leading HR consultancies and referral partners that allow us to leverage our sales presence. We have formed strategic relationships with Alignment Strategies, the Odyssey Group, BT.Novations, Trendspotters, the Hay Group, the California Training Cooperative, and Strategic Management Group, among others. Each of these partners has committed resources to training their consultants on our solutions, engaging in co-marketing programs and incorporating our products into their customer strategies. In order to extend the reach of our solutions, we have entered into referral agreements with key vendors. These relationships allow us to leverage the sales professionals of their corporations as well as extend our presence in new markets. We currently have referral arrangements with SMG, Brendler Associates, Mondo and other firms.

   The Company also is currently engaged in various stages of discussions with major bellwethers in the HCM consulting space, and major e-learning LMS vendors including Deloitte & Touche, Towers Perrin, Watson Wyatt, Thinq Learning Solutions, The Interpersonal Technology Group (ITG) and others. There can be no assurance that we will actually enter into contracted relationships with any of these parties.

   e-Perception's strategic alliances are long-term account relationships that provide significant revenue opportunities for specific products, developed to support the existing business of an alliance partner. These partners are chosen for their industry experience, market leadership, and ability to create revenue opportunities for e-Perception. Consulting partners provide a referral channel that leverage extensive networks of professional consultants and gain introductions to potential client accounts. The partner typically delivers performance management or training services that can be enhanced by the addition of one or more standard e-Perception products. e-Perception enables these partners to decrease their own investment in information technology, increase billable hours and define measurable return on investment by adding assessments to existing content and delivery.

   e-Perception's competitive advantage in this channel is our unique diagnostic assessment engine that supports unattended delivery of web-based assessments using automated setup and deployment. It is management's belief that the suite of e-Perception products offer a level of integrated and comprehensive analysis that is scientific and result-oriented and has predictive capabilities that is superior to e-Perception's competitors who provide web-based assessments and those who focus on discrete elements of business analytics or human performance. The Company believes that it has a sustainable competitive advantage because its solutions and analyses are replicable (as opposed to labor intensive) and therefore offer higher profit margins for e-Perception.

Direct Sales

   The Company's direct sales team currently is comprised of three people, located in Southern California. The Company plans to expand to a total of five direct sales people in 2003 in geographies where Fortune 1000 enterprises are located, including the Chicago area, New
York, Texas and Washington DC.   e-Perception's direct sales channel
focuses on delivering enterprise-wide HCM solutions. This channel emphasizes a major account strategy designed to maximize penetration throughout the client company. Sales consist of multi-year rollouts, including assessments, skills inventories and Executive Summaries, and Dashboards deployed across multiple corporations or product lines.
The Company's sales executives have proven business acumen and track records in selling strategic solutions to major enterprises. We typically approach both senior HR and Training executives within these corporations. Initial sales activities typically include a demonstration of our product capabilities followed by one or more detailed technical reviews. e-Perception's competitive advantage in this channel is its unique value proposition of converting disparate data sources into business intelligence that is communicated throughout the customer's organization, globally, in terms relevant to business needs. The Company believes that it has a sustainable competitive advantage because its solutions and analyses are very scalable and replicable.

Private Label

   The Company will also target firms seeking to deploy branded, web-based content using on-line assessments. These firms include training and leadership development firms, especially those
specializing in organization development and e-learning.   e-
Perception's competitive advantage in this channel is its' unique web-based engine that supports personalization and unattended delivery of web-based content using automated setup and deployment. Unlike its competitors who primarily process and distribute paper-based content and results, the e-Perception engine provides automated personalization and web-based delivery.

   For example, TEC International is a professional development and leadership training firm with 8,000 current and 8,000 alumni corporate clients. The Company is currently negotiating a transaction with TEC under which e-Perception would provide its survey tool on a private label basis to all of TEC's current and former corporate clients in exchange for an annual subscription fee. Specifically, the Company would make available employee climate, employee satisfaction and customer satisfaction surveys for use by TEC's member firms. There can be no assurance that the Company will actually enter into a transaction with TEC.


Product Development Funded by "Purposefully Opportunistic" Customer
Engagements

   We intend to extend our leadership in the market for HCM solutions by continuing to develop the depth and breadth of our product line. In many cases, this development occurs as a by-product of a client engagement.

Our clients retain the Company to analyze a specific issue, and the Company develops an issue-specific feature to complete the engagement. The Company is paid extra for this "customized" enhancement, which may then become part of the standard product offering. e-Perception also will continue to invest in research and development. We intend to leverage the extensibility of our existing system to design and implement new features that increase the range of problems we can solve for our customers.

Maximizing Account Penetration Within Existing Customers

   The Company has several tools in the suite of Insight
Solutions?: Employee Climate Surveys, 360-degree employee performance reviews, and Skills Inventory/Assessments, and other customized modules relating to HCM issues. Each of these solutions is designed to integrate perceptions and data that are specific to a single business issue. However, each solution stores results into a common framework for data analysis. The data from each additional project delivers a more complete picture of a company's business, thus increasing the economic value delivered from each project. The Company is finding that once it delivers a survey to a client in one area, the client often calls upon e-Perception to perform a different assessment within the organization. For example, in the case of StorageTek, the Company was initially asked to perform an organizational climate assessment. Since this initial engagement, StorageTek has requested a 360-degree employee performance assessment, a performance management project, and a skills inventory and assessment project. We now have four solutions that are being employed enterprise-wide within StorageTek.

Public Sector Expansion

   The most recent addition to the company's strategy involves the sale of Management, Organization and Business Improvement Services (MOBIS) under the GSA Federal Supply Service. GSA provides and contracts for billions of dollars worth of products and services for federal agencies. Through this program, the existing Company services are leveraged through this channel as they become available through an online catalog to public sector agencies. The services offered by the Company through this program include consulting, facilitation, survey services and training. The Company has identified a major opportunity with the Federal Government for its Skills Inventory tools and services. The company is currently negotiating with the Office of Naval Intelligence (ONI) for a major Skills Inventory engagement. According to our contact at ONI, the entire Federal Government has a White House mandate to report on skills gaps due to the pending retirement of 40% of the Federal workforce. The Company plans to invest major effort in exploring these opportunities.

Marketing

   The Company has an aggressive segmented marketing campaign planned for 2003 that is focused on sales lead generation and includes the following tactical activities:

     -   Trade show exhibits
     -   Speaking engagements at industry events
     -   Advertising in major HR publications
     -   Web seminars
     -   Web advertising
     -   Sponsorship activity
     -   Direct mail campaign

   Our Marketing efforts will be focused as follows: (1) The Global 2000, (2) regional bellwether firms and state and municipal institutions, and (3) normal mid-sized firms who express interest through our lead generation efforts. We will primarily focus on the HR and Learning/Training titles within these organizations but branch our marketing to go after Government Executives and other Line Management titles within corporations.

RELATIONSHIPS AND ALLIANCES

   An important element of our sales plan is to establish relationships and alliances to assist us in marketing, selling and
developing our analytic solutions. This approach is intended to increase the number of personnel available to perform application design and development services for our customers and provide additional sales, marketing and customer support expertise in selected vertical industry segments.

   As discussed above in the "e-Perception Strategy" section, we are currently negotiating or have formed strategic relationships with OD and training industry experts to enable the rapid adoption and deployment of our solutions and expand them into new vertical markets. We currently are negotiating or have formed strategic relationships with BT.Novations, the Hay Group, Trendspotters, the California Training Cooperative (and list from previous section) and Strategic Management Group. Each of these partners has committed resources to training their consultants on our software, co-marketing programs and incorporating our products into their customer strategies.

   In order to extend the reach of our solutions, we have entered into partnership and referral agreements with key vendors. These relationships allow us to leverage the sales professionals of their corporations as well as extend our presence in new markets. We currently have referral arrangements with The Odyssey Group, Alignment Strategies, SMG and Brendler Associates, among others. Each of these referral partners has committed resources to training their employees, co-marketing programs and incorporating our products into their customer relationship management strategies.


Item 2.   Description of Properties

   We currently lease approximately 6,240 square feet of office space in one building located in Temecula, California. The lease terminates on May 31, 2004 and grants the Company the option to renew the lease for an additional three-year term. We also sublease approximately 2,500 square feet of office space in Newport Beach, California, which serves as the Company's sales and marketing office. This sublease has a six-month term. The sublease, which terminates July 31, 2003, grants the Company the right to extend the term for an additional six-month period. We may need to locate additional space to meet our needs in the future.


Item 3.   Legal Proceedings

   From time to time, we may become involved in litigation relating to claims arising from our ordinary course of business. We are aware of no claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on us.



Item 4.   Submission of Matters to a Vote of
Security Holders

   In January 2002, the Company submitted for vote by the shareholders a change in name from CDC to e-Perception, Inc.

                              PART II

Item 5.   Market for Registrant's Common Equity and Related
Shareholder Matters

   The Company's common stock currently trades on the Over-the-Counter Bulletin Board, under the trading symbol of "EPER.OB". The Company had lost its trading symbol in or about September 1999. The Company was re-listed on the Over-the-Counter Bulletin Board on November 29, 2001. In January 2002, the Company changed its stock symbol to "EPER.OB". Because we are listed on the Over-the-Counter Bulletin Board, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a NASDAQ market or other exchange.

     The following table sets forth for each quarter during fiscal years 2002 and 2001 the high and low bid quotations for the Common Stock as reported by NASDAQ.

    Quarter                                           Low      High
January 1, 2001-March 31, 2001----------------------  $-        $-
April 1, 2001-June 30, 2001-------------------------  $-        $-
July 1, 2001-September 30, 2001---------------------  $-        $-
October 1, 2001-December 31, 2001------------------- $ 2.00   $ 3.30
January 1, 2002-March 31, 2002---------------------- $ 3.25   $ 4.00
April 1, 2002-June 30, 2002------------------------- $ 2.80   $ 3.80
July 1, 2002-September 30, 2002--------------------- $ 2.30   $ 3.25
October 1, 2002-December 31, 2002------------------- $ 2.00   $ 3.25

   On March 14, 2003, the Company had approximately 130 stockholders of record.

   To date, no dividends have been declared or paid on any capital stock of the Company, and the Company does not anticipate paying any dividends in the foreseeable future.


Equity Compensation Plan Information

   The following table provides certain information as of December
31, 2002 with respect to the Company's equity compensation plans under which equity securities of the Company are authorized for issuance.

                              Number of         Weighted       Number of
                              securities        average        securities
                              to be issued      exercise       remaining
                              upon exercise     price of       available
                              of outstanding    outstanding    for future
                              options,          options,       issuances
                              warrants and      warrants and   under plan
            Plan              rights            rights
           ------             ---------------   -------------  -----------
Equity compensation plans
approved by security
holders(1):                        1,536,500           $1.03       363,500

Equity compensation plans
not approved by security
holders(2):                          434,666           $0.55             0

Total:                             1,971,166                       363,500


   (1) These plans consist of the 2000 Stock Option Plan, and the 2001 Stock Option Plan.
   (2)   Warrants and rights.


   The Company completed a private placement of its common stock on January 15, 2003. As of December 31, 2002, the company sold 988,163 shares of common stock (as of January 15, 2003, the closing of the offering, the Company sold a total of 1,028,163 shares of common stock in this offering) at a purchase price of $1.00 per share. The Company decided to re-price the shares sold in this offering because of the Company's inability to meet the revenue projections described to investors in the offering. The Company re-priced the common stock sold in the offering to $0.25 per share (the "Re-pricing"). The Company gave each purchaser the election to either rescind his investment, or accept four shares of common stock for each share purchased in the offering. Four investors elected to rescind their investment, totaling $68,000. After the re-pricing, and after the rescission, as of December 31, 2002, $920,163 had been collected, resulting in 3,680,652 shares sold.

   San Clemente Capital, LLC ("SCC"), an affiliate of two of the Company's shareholders (one who is a past and one who is a current director), has provided the Company with a revolving loan commitment of up to $400,000 based on eligible collateral levels. The loan was secured by certain assets of the Company. As of December 30, 2002, the outstanding balance on such loan (including unpaid interest which accrued at the rate of 20% per annum) was approximately $417,000. The loan was originally due and payable in full on June 30, 2002, but SCC agreed to extend the maturity date until December 31, 2002. Pursuant to the terms of the loan, the Company is required to pay a monthly fee of $1,000 to SCC for its services as administrative agent with respect
to the loan.   On December 30, 2002, SCC agreed to convert all amounts
outstanding under this loan to equity in the Company.  For each dollar of indebtedness discharged by SCC, SCC received one unit (each, a
"Unit") consisting of four-shares of the Company's common stock and the option to convert these shares into an equivalent number of preferred shares
once the Company has completed the filing of its Amended and Restated Articles of Incorporation authorizing the issuance of such preferred
stock.   The preferred stock will have an annual coupon of 10%, and will be convertible into an equivalent number of the Company's common stock at the holder's discretion, and contains certain liquidation and anti-dilution protections.


   On April 29, 2002, Avintaquin Capital, LLC ("Avintaquin"), an affiliate of three of the Company's shareholders (one of whom is a director and one of whom is a former director), provided the Company with a bridge loan of $60,000, which matures on April 29, 2003, and which was initiated in anticipation of the closing of a private placement of the Company's common stock. The bridge loan has an interest rate of 12% per annum and is secured by a first-priority lien on the Company's assets. As additional consideration for the bridge loan, Avintaquin received a warrant to purchase 60,000 shares at a purchase price equal to 80% of the price per share of the common stock sold in the Company's next round of financing. The warrant is exercisable for three years from the date of issuance. On December 30, 2002, Avintaquin agreed to convert $10,000 of indebtedness under this loan in exchange for 10,000 Units, on the terms and conditions described above.



   As of December 30, 2002, the Company owed Eric Richardson $65,000 in connection with various legal and advisory services he provided for the Company. On December 30, 2002, Mr. Richardson agreed to extinguish this obligation in exchange for 65,000 Units, on the terms and conditions described above.

   Avintaquin served as a member of the selling group in connection with the private placement of the Company's common stock that
terminated on January 15, 2003.    Based upon the number of shares
issued in this offering upon the effectiveness of the re-pricing, Avintaquin received 199,264 warrants in connection with the placement of 1,992,640 shares of the Company's common stock. The warrants have an exercise price equal to 110% of the 5-day trailing average of the public market price of the Company's stock following the final closing of the offering, subject to adjustment, and have a term of three years. In addition, Avintaquin agreed to accept 199,264 shares of the Company's common stock in connection with this offering in lieu of a cash placement fee of $49,816.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

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


   OVERVIEW


   e-Perception develops, markets and supports web based assessment and reporting tools and provides consulting services that enable companies to manage their Human Capital Management (HCM) needs in real-time. Companies ranging in size from 50 person firms to Fortune 500 companies implement our solutions in order to have deep insight into their human capital assets. The Company's mission is to help corporations improve their financial results through by aligning corporate strategy with employee perception, productivity, and performance.

   As the pace of globalization and business complexity increases, rapid data gathering and real-time analysis have become a competitive necessity for corporations. The Company's web-based assessment tools gather feedback from employees, customers and suppliers and then integrate such data with existing business information to produce strategic solutions for clients. The Company's offerings consist of a suite of web-based assessment tools focused on three key products:
Employee Climate Assessments, Skills Inventory Assessments and 360 Multi-Rator Performance Reviews. Each one of these assessments can be provided as stand-alone modules or integrated into an entire suite of solutions. Furthermore, our tools can be customized to fit any Organization Development ("OD") methodology in the market, in order to take advantage of private label opportunities with established OD consultants. In addition to the web-based tools, e-Perception has the ability to provide ongoing training and consulting to our customers through our on-staff OD specialists and through partnership arrangements with OD-focused consulting firms.

   Using online assessments and professional consulting, e-
Perception Insight Solutions? provides information and insights that empower management to maximize organizational effectiveness, employee performance and workforce productivity, resulting in cost savings, high rates of retention, employee satisfaction and ultimately customer satisfaction. We market our products through three channels; our geographically dispersed direct sales force, strategic alliance partners and value-added resellers.



Application of Critical Accounting Policies

   Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, investments, intangible assets, income taxes, warranty obligations, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

   We consider the following accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment:

   -   Revenue recognition
   -   Inventory valuation and related reserves
   -   Accounting for income taxes

See disclosures in Note 1 of the financial statements for the Company's accounting policies and procedures.


RESULTS OF OPERATIONS

For the Fiscal Year ended December 31, 2002

Net Revenue

   Net revenue increased $1,077,785 or 80 percent, to $2,421,865 for the fiscal year ended December 31, 2002, as compared to the same period in 2001. This increase was primarily due to the expansion of the Company's internal sales force and the development and completion by the Company of new product applications.


Cost of Revenue

   Cost of revenue consists of referral fees paid to third parties, operations overhead (including launching and deploying assessment surveys), outsourced trainers and outsourced software development. Cost of revenue increased by $262,755 to $966,180, or 40 percent of sales for the fiscal year ended December 31, 2002, as compared to

$703,425, or 52 percent of sales in the same period in 2001. This increase was primarily due to increased staffing in the operations department and an increase in outsourced services.


Research and Development

   Research and development expenses consist of personnel expenses and associated overhead. The Company's investment in research and development increased $194,322 to $396,077, or 16 percent of sales for the fiscal year ended December 31, 2002, as compared to $201,755, or 15 percent of sales in the same period in 2001. The increase was primarily attributable to staffing increases and product development.

   Costs incurred in the research and development of new software products are expensed as incurred. e-Perception expects research and development expenses to continue to increase in absolute dollars as the Company continues to invest in the enhancement of existing products and the development of new products.


Sales and Marketing

   Sales and marketing expenses include salaries and expenses of sales and marketing personnel, advertising and promotion expenses, travel and entertainment, and other selling and marketing costs. Sales and marketing expenses decreased by $195,661 to $1,174,892, or 48 percent of sales for the fiscal year ended December 31, 2002, as compared to $1,370,553, or 102 percent of sales in the same period in 2001. This decrease was primarily due to a decrease is sales staff that had been hired at the beginning of the year.

General and Administrative

   General and administrative expenses, which include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses, and other administrative costs, decreased by $159,093 to $1,597,668 or 66 percent of sales for the fiscal year ended December 31, 2002, as compared to $1,756,761 or 131 percent of sales in the same period in 2001. The decrease was primarily due to a decrease in staffing related to the reduction in force of July 15, 2002.


Other Income (Expense)

   Other income and expense includes interest income net of interest expense. Interest income is primarily derived from short-term interest-bearing securities and money market accounts. Interest expense for the fiscal year ended December 31, 2002 was $85,706 compared to $20,293 for the same period in 2001, primarily due to borrowings during the year. Interest income for the fiscal year ended December 31, 2002 was $652 compared to $15,538 for the same period in 2001, primarily due to a decrease in the average balance of invested cash and short-term investments.


Cost of Rescission

   The Company decided to reprice the shares sold in the June 2002 Private Placement offering because of the Company's inability to meet the revenue projections described to investors in the offering. The Company re-priced the common stock sold in the offering to $0.25 per share (the "Re-pricing"). The Company gave each purchaser the election to either rescind his investment, or accept four shares of common stock for each share purchased in the offering.



Loss from Operations

   During the fiscal year ended December 31, 2002, we sustained a net loss in the amount of $2,490,290. A portion of that loss, in the amount of $690,122, was due to the cost of repricing the shares sold in the private placement and is shown separately in the statement of operations.


Liquidity and Capital Resources

   At December 31, 2002, our cash and cash equivalents and short-term investments were equal to $320,364. The Company's principal cash requirements are for operating expenses, including employee costs, funding of accounts receivable, capital expenditures and funding of the operations. The Company's primary sources of cash had been from private placements of the Company's common stock and a revolving line of credit.

   During the fiscal year ended December 31, 2002, the Company used $1,227,585 for operating activities, as compared to $2,330,280 for the same period in 2001. The decrease in cash use was primarily due to an overall decrease in expenses, and a decrease in accounts receivable.

   San Clemente Capital, LLC, an affiliate of two of the Company's shareholders who are former directors, had provided the Company with a revolving loan commitment of up to $400,000 based on eligible collateral levels. The loan was secured by certain assets of the Company. On December 31, 2002, the outstanding balance on such loan of $417,031 was converted into Common Stock. The revolving loan commitment is no longer available.

   On April 29, 2002, Avintaquin Capital, LLC, ("Avintaquin"), an affiliate of three of the Company's shareholders, provided the Company with a bridge loan in the original principal amount of $60,000. The bridge loan is secured by certain assets of the Company. The bridge loan bears interest at a rate of 12% per annum. On June 29, 2002, Avintaquin and the Company entered into an amendment to the bridge loan and extended the maturity date of the loan until April 29, 2003.
In connection with this amendment, and, as additional consideration for extending the bridge loan, the Company issued a warrant to Avintaquin for the purchase of 60,000 shares on the Company's common stock at an exercise price of $1.60 per share. This warrant has a term of four years. On December 31, 2002, the Company converted $10,000 of the principal balance outstanding to common stock of the Company. As of December 31, 2002, the outstanding balance on the bridge loan was $54,971 including principal and interest.

   The Company completed a private placement of its common stock on January 15, 2003. As of December 31, 2002, the company sold 988,163 shares of common stock (as of January 15, 2003, the closing of the offering, the Company sold a total of 1,028,163 shares of common stock in this offering) at a purchase price of $1.00 per share. The Company decided to re-price the shares sold in this offering because of the Company's inability to meet the revenue projections described to investors in the offering. The Company re-priced the common stock sold in the offering to $0.25 per share (the "Re-pricing"). The Company gave each purchaser the election to either rescind his investment, or accept four shares of common stock for each share purchased in the offering. Four investors elected to rescind their investment, totaling $68,000. After the re-pricing, and after the rescission, as of December 31, 2002, $920,163 had been collected, resulting in 3,680,652 shares sold.

   At December 31, 2002, we had cash and cash equivalents totaling $320,364. This cash position is sufficient to sustain the business operations of the Company for approximately three months. We expect that we will need an additional $1,200,000 in equity capital in order to sustain the business operations of the Company over the next 12 months.

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



FACTORS THAT MAY AFFECT FUTURE RESULTS

   Certain statements contained in this Annual Report on Form 10-
KSB, including, without limitation, statements containing the words "believes," "anticipates," "estimates," "intends," "expects" and words of similar import, constitute forward-looking statements within the meaning of the Private Securities Reform Act of 1995. Actual results could vary materially from those expressed in those statements. If any of the following risks actually occurs, our business, financial condition or operating results could be materially adversely affected. The risks set forth below are not the only risks facing us.
Additional risks and uncertainties not presently known to us, or that we currently see as immaterial, may also harm our business.

WE ARE A NEW COMPANY WITH UNDER THREE YEARS OF OPERATING HISTORY

   Our business was incorporated in March 2000, and we have commenced operations and introduced products and services, yielding a total of $1.344 million in revenues through December 31, 2001, and $2.296 million for the fiscal year ended December 31, 2002. Because we have had only a limited operating history on which to base an evaluation of our business and prospects, any investment decision must be considered in light of the risks and uncertainties encountered by companies in the early stages of development. Such risks and uncertainties are frequently more severe for those companies operating in new and rapidly evolving markets.

   Some of the factors upon which our success will depend include (but are not limited to) the following:

   - The rate and timing, if at all, of the additional growth and use of Internet-based survey and assessment tools.

   - The rate and timing, if at all, at which existing survey providers will migrate their existing products to the Internet.

   - The existence of a demand for Internet-based survey and assessment tools.

   - The emergence of competitors in our target market, and the quality and development of their products and services.

   -   The market's acceptance of our products and services.

In order to address these risks, we must (among other things) be able to:

   -   Successfully complete the development of our products.

   - Modify our products as necessary to meet the demands of our market.

   -   Continue our efforts to develop our core products.

   -   Attract and retain highly skilled employees.

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

   The market for our products is competitive and is likely to become even more competitive in the future. Increased competition could result in pricing pressures, reduced sales, reduced margins or the failure of our products to achieve or maintain market acceptance, any of which would have a material adverse effect on our business, results of operations and financial condition. Many of our current and potential competitors enjoy substantial competitive advantages, such as:

   - Greater name recognition and larger marketing budgets and resources.

   - Established marketing relationships and access to larger customer bases.

   - Substantially greater financial, technical and other resources.

   -   Larger technical and support staffs.

   As a result, they may be able to respond more quickly than we can to new or changing opportunities, technologies, standards or customer requirements. For all of the foregoing reasons, we may not be able to compete successfully against our current and future competitors.

THE COMPANY HAS A HISTORY OF LOSSES AND MAY NEED ADDITIONAL FINANCING TO CONTINUE ITS OPERATIONS, AND SUCH FINANCING MAY NOT BE AVAILABLE UPON FAVORABLE TERMS, IF AT ALL.

   The Company experienced a net operating loss of approximately $2.699 million for the fiscal year ended December 31, 2001, and a net operating loss of approximately $2.490 million for the fiscal year ended December 31, 2002. There can be no assurances that the Company will be able to operate profitably in the future. In the event that the Company is not successful in implementing its business plan, the Company will require additional financing in order to succeed. There can be no assurance that additional financing will be available now or in the future on terms that are acceptable to the Company. If adequate funds are not available or are not available on acceptable terms, the Company may be unable to develop or enhance its products and services, take advantage of future opportunities or respond to competitive pressures, all of which could have a material adverse effect on the Company's business, financial condition or operating results.

OUR FINANCIAL PROJECTIONS ARE INHERENTLY UNCERTAIN.

   We prepared the projections contained in this Memorandum in good faith based upon assumptions that we believe to be reasonable. However, we cannot guarantee we will attain the projections or that the assumptions on which they are based are reliable. The projections are subject to the uncertainties inherent in predicting the results of operations for the future fiscal periods. Certain assumptions that we used will inevitably not materialize and unanticipated events will occur. Therefore, the actual results of operations are likely to vary from our projections, and the variations may be material and adverse. Our historical financial information is also of limited value in projecting our future operating results because of our limited operating history and the emerging nature of our market. Accordingly, you should not rely on the financial projections contained in this Memorandum in making your investment decision.

WE ARE DEPENDENT ON OUR MANAGEMENT TEAM AND THE UNEXPECTED LOSS OF ANY KEY MEMBER OF THIS TEAM MAY PREVENT US FROM IMPLEMENTING OUR BUSINESS PLAN IN A TIMELY MANNER OR AT ALL.

   In December 2002, we changed our management team.  We hired many of our key employees in January of 2003, including our Chief Executive Officer and our Chief Financial Officer. Our future success depends on the successful integration of the members of this management team
and their ability to work together effectively.   If our management
team fails to work together effectively, our business could be harmed.

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

WE NEED ADDITIONAL FINANCING TO MAINTAIN AND EXPAND OUR BUSINESS,
FINANCING MAY NOT BE AVAILABLE ON FAVORABLE TERMS, IF AT ALL.

   We will need additional funds to expand or meet all of our operating needs. We cannot be certain that it will be available on favorable terms, if at all. Further, if we issue equity securities, stockholders will experience additional dilution and the equity securities may have seniority over our common stock. If we need funds and cannot raise them on acceptable terms, we may not be able to:
- Develop or enhance our products.

   -   Take advantage of future opportunities.
   -   Respond to customers and competition.

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

SHAREHOLDERS WILL EXPERIENCE DILUTION AS A RESULT OF THE COMPANY'S STOCK OPTION PLANS.

   The Company has granted stock options to its employees and anticipates granting additional stock options to its employees in order to remain competitive with the market demand for such qualified employees. As a result, investors could experience dilution.

USE OF THE PROCEEDS OF THIS OFFERING IS UNSPECIFIED, AND WE CANNOT PREDICT WHETHER WE WILL PUT THE PROCEEDS TO THE BEST USE FOR THE
COMPANY.

   We plan to use the proceeds from this Offering for general corporate purposes. Therefore, we will have discretion as to how we will spend the proceeds, which could be in ways with which the shareholders may not agree. We cannot predict that the proceeds of this Offering will be invested to yield a favorable return.

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

IT MAY BE DIFFICULT FOR A THIRD PARTY TO ACQUIRE US EVEN IF DOING SO WOULD BE BENEFICIAL TO OUR SHAREHOLDERS.

   Some provisions of our Articles of Incorporation, as amended, and Bylaws, as well as some provisions of Nevada or California law, may discourage, delay or prevent third parties from acquiring us, even if doing so would be beneficial to our shareholders.

WE DO NOT INTEND TO PAY DIVIDENDS.

   We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings to fund growth and, therefore, do not expect to pay any dividends in the foreseeable future.

WE ARE DEPENDENT FOR A PORTION OF OUR REVENUES ON RESELLERS, AND IF THEY ARE NOT SUCCESSFUL MARKETING OUR TECHNOLOGY, OUR ABILITY TO
MAINTAIN OR INCREASE OUR REVENUES WILL BE HARMED.

   We sell a percentage of our technology through referral partners in the United States and abroad. We have no control over our third-party distributors, their shipping dates, or the volumes of systems shipped by them. These companies may not use our products in volumes anticipated by us. If they fail to do so, our revenues will be harmed.

OUR FAILURE TO ADEQUATELY PROTECT OUR PROPRIETARY RIGHTS COULD
SERIOUSLY HARM OUR BUSINESS.

   We generally rely on copyrights, trademarks, trade secret laws and software security measures, along with employee and third-party nondisclosure agreements, to establish and protect our proprietary intellectual property rights, products and technology. Our products are typically sold pursuant to contracts that restrict the use of the products to the customer's internal purposes. We distribute our software under agreements that are signed by our distribution partners and our end-users. Despite our precautions taken to protect our software, unauthorized parties may attempt to reverse engineer, copy, or obtain and use information we regard as proprietary. Policing unauthorized use of our products is difficult and software piracy is a persistent problem. Additionally, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. We cannot assure you that our reliance on contracts with third parties, or copyright, trademark, trade secret protection or our software security measures, will be enough to be successful and profitable in the industry in which we compete. Unauthorized third parties may be able to copy some portions of our products or reverse engineer or obtain and use information and technology that we regard as proprietary. Third parties could also independently develop competing technology or design around our technology. If we are unable to successfully detect infringement and enforce our rights in our technology, we may lose competitive position in the market. We cannot assure you that our means of protecting its proprietary rights in the United States or abroad will be adequate or that competing companies will not independently develop similar technology. In addition, some of our users may allow additional unauthorized users to use our software, and if we do not detect such use we could lose potential fees. From time to time, we may encounter disputes over rights and obligations concerning intellectual property. We believe that our products do not infringe the intellectual property rights of third parties. However, we cannot assure you that we will prevail in all intellectual property disputes. We have not conducted a search for existing patents and other intellectual property registrations, and we cannot assure you that our products do not infringe upon issued patents. In addition, because patent applications in the United States are not publicly disclosed until the patent is issued, applications may have been filed which would relate to our products. We indemnify some of our customers against claims that our products infringe upon the intellectual property rights of others. We could incur substantial costs in defending ourselves and our customers against infringement claims. In the event of a claim of infringement, we or our customers may be required to obtain one or more licenses from third parties. We cannot assure you that such licenses could be obtained from third parties at a reasonable cost, or at all. Defense of any lawsuit or failure to obtain any such required license would have a material adverse effect on our business.

FUTURE SALES OF RESTRICTED SHARES COULD ADVERSELY AFFECT THE PRICE OF OUR COMMON STOCK AND LIMIT OUR ABILITY TO COMPLETE ADDITIONAL
FINANCING.

   Although our shares are currently trading on the OTC Bulletin Board, the volume of trading of our common stock and the number of shares in the public float are small. Sales of a substantial number of shares of our common stock into the public market in the future could materially adversely affect the prevailing market price for our common stock. In connection with our acquisition of our Delaware subsidiary, we issued 6,872,314 shares of common stock, all of which will become eligible for resale pursuant to Rule 144 of the Securities Act in early 2003. Such a large "over-hang" of stock eligible for sale in the public market, including shares of common stock offered pursuant to this Memorandum which may become eligible for resale in the future, may have the effect of depressing the price of our common stock, and make it difficult or impossible for us to obtain additional debt or equity financing.

OUR STOCK PRICE HAS FLUCTUATED AND COULD CONTINUE TO FLUCTUATE
SIGNIFICANTLY.

   The market price for our common stock has been, and is likely to continue to be, volatile. The following factors may cause significant fluctuations in the market price of our ordinary shares:

   - Fluctuations in our quarterly revenues and earnings or those of our competitors.
   - Shortfalls in our operating results compared to levels expected by the investment community.
   -  Announcements concerning our competitors or us.
   -  Announcements of technological innovations.
   - Sale of shares or short-selling efforts by traders or other investors.
   -  Market conditions in the industry.
   -  The conditions of the securities markets.

   The factors discussed above may depress or cause volatility of our share price, regardless of our actual operating results.

THE SECURITIES BEING OFFERED ARE SUBJECT TO RESTRICTIONS ON TRANSFER, WHICH MAY ADVERSELY AFFECT THEIR VALUE AND THE RISKS OF INVESTMENT.

   The shares of Common Stock that are the subject of this Offering will be restricted securities and cannot be transferred without registration or an exemption from registration under the Securities Act and applicable state securities laws. Because the securities offered pursuant to this Memorandum will not initially be readily transferable, investors should be prepared to bear the economic risk of their investment for an indefinite period of time.

Item 7.   Consolidated Financial Statements

See the consolidated financial statements attached to and made a part of this report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      Not applicable.


                             PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons:
Compliance With Section 16(a) of the Exchange Act.

   The information to be set forth under the captions "Executive
Officers" and "Proposal No. 1: Election of Directors" in the Company's Proxy Statement to be filed in April 2003 for the Annual Meeting of Stockholders to be held in 2003 (the "Proxy Statement"), is incorporated herein by reference.


Item 10.   Executive Compensation

   The information to be set forth under the caption "Executive
Compensation and Related Information" in the Proxy Statement is incorporated herein by reference.


Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders.

   Security ownership of certain beneficial owners and management to be set forth under the caption "Security Ownership of Directors, Nominees and Principal Stockholders" in the Proxy Statement is incorporated herein by reference.


Item 12.   Certain Relationships and Related Transactions.

   The information to be set forth under the caption "Transactions with Related Parties" in the Proxy Statement is incorporated herein by reference.


Item 13.   Exhibits and Reports on Form 8-K.

None.

Reports on Form 8-K.

None.

Item 14.   Controls and Procedures.


   Disclosure controls are procedures that are designed with an objective of ensuring that information required to be disclosed in e-Perceptions' periodic reports filed with the SEC, such as this Annual Report on Form 10-KSB, is recorded, processed, summarized and reported within the time periods specified by the SEC. Disclosure controls are also designed with an objective of ensuring that such information is accumulated and communicated to e-Perceptions' management, including the CEO and CFO, in order to allow timely consideration regarding required disclosures.

   The evaluation of e-Perceptions' disclosure controls by the CEO and CFO included a review of the controls' objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Annual Report. E-Perceptions' management, including the CEO and CFO, does not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, projections of any evaluation of the disclosure controls and procedures to future periods are subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

   Based on their review and evaluation as of a date within 90 days of the filing of this Form 10-KSB, and subject to the inherent limitations all as described above, e-Perceptions' Chief Executive Officer and Chief Financial Officer have concluded that e-Perceptions' disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective. They are not aware of any significant changes in e-Perceptions' disclosure controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Signatures

In accordance with section 13 or 15(d) with the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of April 2003.

                    e-PERCEPTION, INC.

                     By:/s/ Joseph Flynn
                        ---------------------------
                        Joseph Flynn
                        Chief Executive Officer
                        Principal Executive Officer

                     By:/s/ James P. Stapleton
                        ---------------------------
                        James P. Stapleton
                        Chief Financial Officer
                        Principal Financial Officer

   In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

       Signature               Title                           Date
      -----------             -------                         ------

/s/ Joseph Flynn
--------------------------
Joseph Flynn                Chief Executive Officer         April 15, 2003
                           (Principal Executive Officer)
                            and Director
/s/ James P. Stapleton
--------------------------
James P. Stapleton          Chief Financial Officer         April 15, 2003
                           (Principal Financial and
                            Accounting Officer)


/s/ Michael Vanderhoof
---------------------------        Director                 April 15, 2003
Michael Vanderhoof


/s/ Ray Gerrity
--------------------------         Director                 April 15, 2003
Ray Gerrity




/s/ Robert Miller
--------------------------         Director                 April 15, 2003
Robert Miller


/s/ Shelly Singhal
--------------------------          Director                April 15, 2003
Shelly Singhal
                    e-PERCEPTION, INC. AND SUBSIDIARY
                    CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002 AND 2001

                    WITH INDEPENDENT AUDITORS' REPORT







                                CONTENTS

                                                               Page

Independent Auditors' Report                                    F-1

Financial Statements:
  Consolidated Balance Sheet                                    F-2
  Consolidated Statements of Operations                         F-3
  Consolidated Statements of Stockholders' Equity               F-4
  Consolidated Statements of Cash Flows                     F-5-F-6
  Notes to Consolidated Financial Statements               F-7-F-23

                     REPORT OF INDEPENDENT ACCOUNTANTS








Audit Committee and Board of Directors
e-Perception, Inc. and Subsidiary
Temecula, California


We have audited the accompanying consolidated balance sheet of e-Perception, Inc. and Subsidiary as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of e-Perception, Inc. and Subsidiary as of December 31, 2002, and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the accompanying consolidated financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/Stonefield Josephson, Inc.

CERTIFIED PUBLIC ACCOUNTANTS

Irvine, California
April 3, 2003
               e-PERCEPTION, INC. AND SUBSIDIARY

                   CONSOLIDATED BALANCE SHEET

                       December 31, 2002

                            ASSETS





Current assets:

Cash and cash equivalents                          $  320,364
Accounts receivable, net                              359,681
Prepaid and other current assets                       62,812
                                                 -----------------
Total current assets                                  742,857


Property and equipment, net                           623,963


Software, net of accumulated
   amortization of $133,385                            14,958
License                                               100,500
Goodwill, net of accumulated
   amortization of $35,827                             66,532
Deposits                                               13,637
                                                 -----------------

                                                $   1,562,447
                                                 =================

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Line of credit and note payable                 $      69,765
Current portion of long-term debt                      18,450
Accounts payable and accrued expenses                 567,733
Deferred revenue                                       52,690
                                                 -----------------
Total current liabilities                             708,638

Long-term debt, excluding current portion               1,764

Stockholders' equity:
Common stock, par value at $0.001,
 25,000,000 shares authorized, 13,894,954
 shares issued and outstanding                         13,895
Additional paid-in capital                          7,301,591
Accumulated deficit                                (6,463,441)
                                                 -----------------
    Total stockholders' equity                        852,045
                                                 -----------------

                                              $     1,562,447
                                                 =================

The accompanying notes are an integral part of these consolidated financial statements.

               e-PERCEPTION, INC. AND SUBSIDIARY

             CONSOLIDATED STATEMENTS OF OPERATIONS



                                                December 31,
                                    ----------------------------------
                                           2002            2001
                                    ----------------- ----------------
Net Revenues                        $     2,421,865   $     1,344,080
Cost of revenues                            966,180           703,425
                                    ----------------- ----------------
Gross profit                              1,455,685           640,655

Operating expenses:
Sales and marketing                       1,174,892         1,370,553
Research and development                    396,077           201,755
General and administrative expenses       1,597,668         1,756,761
                                    ----------------- ----------------
Total operating expenses                  3,168,637         3,329,069
                                    ----------------- ----------------
Loss from operations                     (1,712,952)       (2,688,414)
                                    ----------------- ----------------
Other income (expense):
Interest expense                            (85,706)          (20,293)
Interest income                                 652            15,538
Repricing of private placement             (690,122)               -
Gain on disposal of fixed assets             (1,362)           (3,602)
                                     ---------------- ----------------
Total other income (expense)               (776,538)           (8,357)
                                     ---------------- ----------------

Loss before provision for income taxes   (2,489,490)       (2,696,771)

Income taxes                                    800             2,512
                                     ---------------- ----------------
Net loss                            $    (2,490,290)  $    (2,699,283)
                                     ================ ================
Net loss per share -
basic and diluted                   $         (0.27)  $         (0.93)
                                     ================ ================
Number of weighted average shares -
basic and diluted                         9,068,153         2,906,700
                                     ================ ================

The accompanying notes are an integral part of these consolidated financial statements.

                   e-PERCEPTION TECHNOLOGIES, INC.
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               YEARS ENDED DECEMBER 31, 2002 AND 2001

                             Additional                 Stock        Total
              Common stock   Paid-in   Accumulated  subscription stockholder's
            Shares   Amount  Capital      deficit    receivable     equity
           -------- -------- --------  ------------ ------------ -------------
Balance at
January 1,
2001, as
restated
for effect
of reverse
merger with
CDC (see
note 1) and
one to four
reverse stock
split on
January 15,
2002 (see
note 7)     1,556,689 $ 1,556 $3,123,000 $(1,273,868) $     -   $1,850,688

Issuance
of common
stock       5,315,625   5,316  2,138,434          -    (54,950)  2,088,800

Fair Value
for warrants
issued in
relation to
private
placement          -       -       4,461          -         -        4,461

Net loss           -       -          -   (2,699,283)       -    (2,699,283)
           ----------- ------- ---------- ----------- ---------- -----------
Balance at
December
31, 2001    6,872,314   6,872  5,265,895  (3,973,151)  (54,950)   1,244,666

Shares
issued in
connection


with reverse
merger with
CDC,January
9, 2002(see
Note 1)     1,100,000   1,100     (1,100)         -         -            -

Shares
issued in
private
placement,
net of
offering
costs         920,163     920    731,448          -         -       732,368

Receipt of
stock
subscription       -       -          -           -     54,950       54,950

Conversion
of debt to
equity      1,708,124   1,708    425,323          -         -       427,031

Repricing
of stock
sold in
private
placement   2,760,489   2,761    687,361          -         -       690,122

Fair value
of warrants
issued in
relation to
private
placement          -       -      51,271          -        -         51,271

Fair value
of warrants
issued for
services           -       -       8,461          -         -         8,461

Shares
issued for
payables      533,864     534    132,932          -         -       133,466

Net loss           -       -          -   (2,490,290)       -    (2,490,290)
           ----------- ------- ---------- ----------- --------- ------------
Balance at
December
31, 2002   13,894,954 $13,895 $7,301,591 $(6,463,411)  $    -    $  852,045
           =================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                 e-PERCEPTION TECHNOLOGIES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    December 31,
                                             -------------------------
                                                 2002         2001
                                             ------------  -----------
Cash flows used for operating
   Net loss                                 $ (2,490,290)  $ (2,699,283)
Adjustments to reconcile
    net income to net cash
    used for operating activities:
   Depreciation and amortization                 239,940        208,820
   Bad debt expense                               99,400         73,956
   (Gain) loss on disposal of
     property and equipment                       (1,362)         3,602
   Interest expense                               79,224             -
   Non-cash compensation to
     employees and outside vendors                    -          20,000
   Expense related to warrants issued              8,461          4,461
   Management fee for Line of Credit              12,000             -
   Expense for repricing of
     stock in private placement                  690,122             -
Changes in assets and liabilities:
   (Increase) decrease in assets
   Accounts receivable                            44,285       (324,980)
   Prepaid and other current assets              (37,010)       (27,630)
   Other assets                                  (39,863)            -
Increase (decrease) in liabilities
   Accounts payable and accrued expenses         154,397        371,195
   Deferred revenues                              13,111         39,579
                                               -----------    -----------
   Net cash used for operating activities     (1,227,585)    (2,330,280)
                                               -----------    -----------
Cash flows used for investing activities:
   Purchases of property and equipment           (24,177)      (445,467)
   Proceeds from sale of
    property and equipment                         4,807          9,251
                                               -----------    -----------
     Net cash used for investing activities       (19,370)      (436,216)
Cash flows provided by financing activities:
   Principal proceeds from
    line of credit agreement                      250,000        145,092
   Proceeds from notes payable                         -         200,000
   Payments on notes payable                      (19,328)      (200,000)
   Gross proceeds from issuance
    of common stock                               920,165      2,050,050
   Collection of stock subscription receivable     54,950             -
                                               -----------    -----------
     Net cash provided by financing activities  1,205,787      2,195,142
                                               -----------    -----------
Net increase (decrease) in cash
 and cash equivalents                             (41,168)      (571,354)
Cash and cash equivalents, beginning of year      361,532        932,886
                                               -----------    -----------
Cash and cash equivalents, end of year         $  320,364     $  361,532
                                               ===========    ===========

The accompanying notes are an integral part of these consolidated financial Statements
              e-PERCEPTION, INC. AND SUBSIDIARY

       INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                    December 31,
                                             --------------------------
2002 2001
                                             ------------  ------------
Supplemental disclosure of cash flow
  information:
   Interest paid                              $    3,443    $   20,293
                                             ============  ============
   Income tax paid                            $      800    $    2,512
                                             ============  ============

Non-cash investing and financing activities:
   Increase in line of credit from
     accrued interest payable                 $   61,548    $   14,658
                                             ============  ============
   Issuance of shares of common stock in lieu
     of accrued expenses to vendors           $  133,466    $   18,750
                                             ============  ============
   Conversion of Debt to Equity               $  427,031    $       -
                                             ============  ============
Expenses incurred and not paid, related to
private placement of stock                    $  136,526    $       -
                                             ============  ============
Warrants issued for expenses of private
Placement                                     $   51,271    $       -
                                             ============  ============
Note payable incurred for acquisition of
Equipment                                     $    3,751    $       -















The accompanying notes are an integral part of these consolidated financial statements.

                   e-PERCEPTION, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDING DECEMBER 31, 2002 AND 2001

(1)   Summary of Significant Accounting Policies:

Business Activity:

e-Perception, Inc., a Nevada corporation (the "Company" or "e-Perception") is the parent corporation of e-Perception
Technologies, Inc., a Delaware corporation, which develops, markets and supports web services for real-time human capital management.

e-Perception, Inc., was incorporated in the State of Nevada on August 29, 1995. From its incorporation in August 1995 until January 2002, the Company had no significant operations.

On January 9, 2002, e-Perception Technologies, Inc. completed a tender offer with Corporate Development Centers, Inc., a Nevada corporation ("CDC") that traded its common stock on the Over-the-Counter Bulletin Board. In connection with the tender offer, the stockholders of e-Perception Technologies received one (1) share of CDC common stock for each four (4) shares of e-Perception Technologies common stock they owned prior to the tender offer. As a result, e-Perception Technologies became a wholly owned subsidiary of CDC and CDC changed its name to e-Perception, Inc. The transaction was accounted for as a reverse merger as the stockholders of e-Perception Technologies, Inc. became the controlling stockholders of the entity after the exchange of shares. Accordingly e-Perception Technologies was treated
as the acquirer for accounting purposes.    The Company is
in the process of changing its name to PeopleView, subject to shareholder approval. The stock currently trades on the OTC Bulletin Board under the symbol, "EPER.OB".

e-Perception develops, markets and supports web based assessment and reporting tools and provides consulting services that enable companies to manage their Human Capital Management (HCM) needs in real-time. Companies ranging in size from 50 person firms to Fortune 500 companies implement the Company's solutions in order to have deep insight into their human capital assets. The Company's mission is to help corporations improve their financial results by aligning corporate strategy with employee perception, productivity, and performance.

All intercompany transactions have been eliminated upon consolidation.

Basis of Presentation:

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported net losses of $2,490,290 for the year ended December 31, 2002, and has an accumulated deficit of $6,463,441 at December 31, 2002.

                  e-PERCEPTION, INC. AND SUBSIDIARY
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
           FOR THE YEARS ENDING DECEMBER 31, 2002 AND 2001

(1)   Summary of Significant Accounting Policies, continued:

   Basis of Presentation, continued:

Management has taken or plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence:

   - Hire a new management team to focus on sales and financing of the Company.
   - Streamline the product line to offer prefabricated products at a reasonable price that could be customized.
   - Raise funds through the sale of its stock in private placements.
   - Hire additional personnel and focusing sales and marketing efforts on the distribution of product through key marketing channels currently being developed by the Company.

The accompanying financial statements do not include any adjustments relative to the recoverability and classification of assets carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition:

The Company recognizes revenues when earned in the period in which the projects are completed and electronically delivered to the customers. The Company's revenue recognition policies are in compliance with all applicable accounting regulations, including American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9. Any revenues from software arrangements with multiple elements are allocated to each element of the arrangement based on the relative fair values using specific objective evidence as defined in the SOPs. If no such objective evidence exists, revenues from the arrangements are deferred and not recognized until the entire arrangement is completed and accepted by the customer. Once the amount of the revenue for each element is determined, the Company recognizes revenues as each element is completed and accepted by the customer.

Service and license fees are deferred and recognized over the life of the agreement.

                  e-PERCEPTION, INC. AND SUBSIDIARY
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
           FOR THE YEARS ENDING DECEMBER 31, 2002 AND 2001

(1)	Summary of Significant Accounting Policies, continued:

	Cash and Cash Equivalents:

For purposes of the statement of cash flows, cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations. The Company had no cash equivalents at December 31, 2002.

The Company maintains its cash in bank deposits accounts, which, at times, may exceed federally insured limits. At December 31, 2002, the Company had approximately $220,000 in excess of FDIC insured limits. The Company has not experienced any losses in such accounts.

Accounts Receivable:

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $25,000 at December 31, 2002.

Property and Equipment:

Property and equipment are valued at cost. Depreciation and amortization are provided over the estimated useful lives of three to seven years using the straight-line method. Leasehold improvements are amortized on a straight-line basis over the economic lives. Expenditures that materially increase an assets life are capitalized while ordinary repairs and maintenance are charged to operations as incurred.

Intangible Assets:

The Company has adopted Statement of Financial Accounting Standard ("SFAS") No. 142 (SFAS 142), "Goodwill and Other Intangibles." Under this pronouncement, if an asset has a definite life, then the guidelines under SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" apply. The capitalized software is stated at cost and has a definite life of 2-3 years. Amortization is calculated using the straight-line method over the estimated useful life. Software is periodically analyzed for impairment of the carrying amount as compared to the fair value of the assets under the guidelines of SFAS No. 142.
In order to measure any impairment, the Company evaluated whether there were any events or circumstances that occurred that may have affected the carrying amount of the intangible. Management believes that no such events have occurred as of December 31, 2002. In the event that management determines that a triggering event has occurred, the Company would estimate the future cash flows expected to result from the use of the asset and its eventual disposition. The future cash flows that would be used are the future cash inflows expected to be generated by the asset less the future cash outflows expected to be necessary to obtain those inflows. When the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss would be recognized.

                  e-PERCEPTION, INC. AND SUBSIDIARY
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
           FOR THE YEARS ENDING DECEMBER 31, 2002 AND 2001

 (1)   Summary of Significant Accounting Policies, continued:
Intangible Assets, continued:

Under SFAS 142, if an asset has an indefinite life, the guidelines of this pronouncement apply. Accordingly the Company has ceased amortizing goodwill and licenses, due to their having an indefinite life. The remaining useful life will be reviewed each reporting period for changes. Licenses are stated at cost and are periodically analyzed for impairment of the carrying amount as compared to the fair value of the assets. In order to measure any impairment, the Company evaluated whether there were any events or circumstances that occurred that may have affected the carrying amount of the intangible. Management believes that no such events have occurred as of December 31, 2002. In the event that management determines that a triggering event has occurred, the Company would first determine the fair market value of the reporting unit. If the value of the asset exceeds the fair value of the reporting unit, then the Company would estimate the undiscounted cash flows from continuing to use the asset and compare that amount to the assets carrying amount. If the carrying amount of the asset is greater than the expected future cash flows then an impairment loss would be recognized. Goodwill is no longer amortized but is tested annually for any indication of impairment.

   Long-Lived Assets:

In accordance with SFAS Nos. 142 and 144, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 142 relates to assets with an indefinite life where as SFAS 144 relates to assets that can be amortized and the life determinable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable.
In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less the cost to sell.


   Advertising:

The Company expenses advertising costs when incurred.
Advertising expense totaled $46,122 and $277,290, respectively, for the years ended December 31, 2002 and 2001.

Research and Development:

Research, development, and engineering costs are expensed in the year incurred. These costs were $396,077 and $201,755, respectively, for the years ended December 31, 2002 and 2001.

                  e-PERCEPTION, INC. AND SUBSIDIARY
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
           FOR THE YEARS ENDING DECEMBER 31, 2002 AND 2001


(1)   Summary of Significant Accounting Policies, continued:

Income Taxes:

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial reporting requirements and those imposed under federal and state law. Deferred taxes are provided for timing differences in the recognition of revenue and expenses for income tax and financial reporting purposes and are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Realization of the deferred tax asset is dependent on generating sufficient taxable income in future years. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Fair Value of Financial Instruments:

The carrying amount of the Company's cash and cash equivalents, accounts receivable, notes payable, accounts payable, and accrued expenses, none of which is held for trading, approximates their estimated fair values due to the short-term maturities of those financial instruments.

Comprehensive Income:

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of December 31, 2002, the Company has no items that represent other comprehensive income and, therefore, has not included a Statement of Comprehensive Income in the financial statements.

Stock-Based Compensation:

The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"),
"Accounting for Stock Issued to Employees." Under APB 25, the Company does not recognize compensation expense related to options issued under the Company's employee stock options plans, unless the option is granted at a price below market price on the date of grant.

For non-employees stock based compensation, the Company recognizes an expense in accordance with SFAS No. 123 and values the equity securities based on the fair value of the security on the date of grant. For stock-based awards, the value is based on the market value for the stock on the date of grant and if the stock has restrictions as to transferability, a discount is provided for lack of tradability. Stock option awards are valued using the Black-Scholes option-pricing model.

                  e-PERCEPTION, INC. AND SUBSIDIARY
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
           FOR THE YEARS ENDING DECEMBER 31, 2002 AND 2001


(1)   Summary of Significant Accounting Policies, continued:

Basic and Diluted Loss Per Share:

In accordance with SFAS No. 128, "Earnings Per Share," the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similarly to basic loss per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were anti-dilutive. At December 31, 2002 and 2001, the Company had approximately 1,000,729 and 638,750, respectively, of securities, not included in the computation of diluted earnings per share as their effect would be anti-dilutive.

   Segment Reporting:

Based on the Company's integration and management strategies, the Company operated in a single business segment. For the years ended December 31, 2002 and 2001, all revenues have been derived from domestic operations.

   New Accounting Pronouncements:

In October 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred. The statement applies to a company's legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset. When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset. The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss. The statement is effective for fiscal years beginning after June 30, 2002. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Statement 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001. The adoption of this statement did not have a material impact to the Company's financial position or results of operations.

                  e-PERCEPTION, INC. AND SUBSIDIARY
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
           FOR THE YEARS ENDING DECEMBER 31, 2002 AND 2001

(1)   Summary of Significant Accounting Policies, Continued:

New Accounting Pronouncements, Continued:

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends
FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9," which removes acquisitions of financial institutions from the scope of both Statement No. 72 and Interpretation No. 9 and requires that those transactions be accounted for in accordance with Statements No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." In addition, this Statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The requirements relating to acquisitions of financial institutions are effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. This pronouncement does not currently apply to the Company.

                  e-PERCEPTION, INC. AND SUBSIDIARY
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
           FOR THE YEARS ENDING DECEMBER 31, 2002 AND 2001


(1)   Summary of Significant Accounting Policies, Continued:

New Accounting Pronouncements, Continued:

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement No. 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this Statement did not have a material impact on the Company's financial position or results of operations as the Company has not elected to change to the fair value based method of accounting for stock-based employee compensation.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation
46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.


(2)	Accounts Receivable:

      A summary is as follows:

                                                    2002
                                                   ------
       Trade                                    $    384,681
       Allowance for doubtful accounts               (25,000)
                                                -------------
                                       	      $    359,681
                                                =============
                  e-PERCEPTION, INC. AND SUBSIDIARY
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
           FOR THE YEARS ENDING DECEMBER 31, 2002 AND 2001


(3)	Property and Equipment:

A summary is as follows:

                                                    2002
                                                   ------
   Furniture and fixture                      $	     124,499
   Computers                                         685,809
   Office equipment                                   60,827
   Leasehold improvement                              99,662
                                                -------------
                                                     970,797
     Less accumulated depreciation and
      amortization                                   346,834
                                                -------------
                                              $      623,963

Depreciation and amortization expense for property, equipment, and improvements amounted to $176,937 and $132,050 for the years ended December 31, 2002 and 2001 respectively.


(4)   Intangible and Other Assets:

The Company has certain software that it owns and is amortizing over a 3-year period which is its useful life. The software will not have a residual value at the end of its life.

During 2002, the Company paid for the rights to use certain software (license agreement) for an indefinite period of time. The value of these licenses has been capitalized as an intangible asset with an indeterminate life. The value of the license will be analyzed for impairment at each reporting period. In order to keep the software updated with the latest versions, the Company pays a minimal maintenance fee.

Amortization expense for intangible assets amounted to $63,003 and $76,770 for the year ended December 31, 2002 and 2001, respectively. Future amortization expense is as follows:

                        Year ended
                        December 31,
                       -------------
                           2003               $   14,958
                           2004                       -
                           2005                       -
                           2006                       -
                           2007                       -
                                              -----------
                                              $   14,958
                                              ===========
                  e-PERCEPTION, INC. AND SUBSIDIARY
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
           FOR THE YEARS ENDING DECEMBER 31, 2002 AND 2001



(5)   Line of Credit and Notes Payable:

The Company has a $60,000 loan with an affiliate of a

stockholder. In December, the Company entered into an agreement whereby $10,000 of the outstanding balance was converted into common shares. (See Note 7). The outstanding balance at December 31, 2002 is $54,971, including accrued interest. The loan bears interest at 12% per annum, matures on April 29, 2003, and is secured by substantially all assets of the Company.

The Company has an unsecured note payable in the amount of $14,794 at December 31, 2002. The note matures on June 2003 and carries an interest rate of 5.9%.

During 2002, the Company had a revolving line of credit, with an affiliate of a stockholder. The line of credit carried an interest rate of 20% per annum. As of December 31, 2002, the balance of $417,031 was converted to equity. (See Note 7)


(6)   Long-Term Debt:

A summary is as follows:

                                                 2002
                                                ------
   Unsecured 6% note payable to a vendor,
    payable in monthly installments of
    $2,104,
    including interest through June 2003      $   16,716

   Computer lease agreement, payable in
    monthly installments of $144.54,
    including interest through February 2005       3,498
                                              -----------

                                                  20,214

   Less current maturities                        18,450
                                              -----------
                                              $    1,764

A summary of the maturities of long-term debt at December 31, 2002 follows:

Year ending December 31,
   2003                                       $    18,450
   2004                                             1,764
                                               -----------
                                              $    20,214
                  e-PERCEPTION, INC. AND SUBSIDIARY
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
           FOR THE YEARS ENDING DECEMBER 31, 2002 AND 2001




(7)   Equity Transactions:

On January 15, 2002 the shareholders of the Company approved a one-for-four reverse split of the Company's outstanding common stock shares. All information regarding common stock shares and per share data have been adjusted to reflect the one-for-four reverse stock split for all periods presented.

During 2002, the Company raised funds through the sale of 920,163 shares in a private placement with an initial price of $2.00 per share and which was then reduced to $1.00 per share. Gross proceeds of $920,163 were raised. Total costs related to the placement were $187,795. Included in this amount is $51,271 of expense related to the fair market value of warrants issued. The fair value of the warrants was determined using the Black Scholes pricing mode. See Note 8 for the assumptions used.

The Company repriced the
private placement from $1.00 per share to $0.25, resulting in 2,760,489 additional shares of stock being issued. Expense totaling $690,122 has been recognized at December 31, 2002. These shares have been presented as if issued from original date of private placement.

In December 2002, the Company agreed to convert $427,031 of debt to 1,708,124 shares of common stock and the option to convert to an equal number of preferred shares upon authorization of the preferred share class of stock by the shareholders.

In December 2002, the Company agreed to issue 533,864 shares of common stock in settlement of payables totaling $133,466. The fair market value of the stock exchanged was determined based on the price of the shares sold under the private placement, which was more indicative of the fair value of the Company's shares than the trading value of the thinly traded stock. The number of shares of stock issued considered the repricing discussed above.

In April 2002, the Company issued 60,000 warrants to a lender as consideration to extend the terms of the debt. Total fair value of the warrants was $16,922 as determined using the Black Scholes pricing model. See Note 8 for the fair value assumptions used. The warrants vest over a one-year period. (See Note 8.)

                  e-PERCEPTION, INC. AND SUBSIDIARY
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
           FOR THE YEARS ENDING DECEMBER 31, 2002 AND 2001



(8)   Warrants:

   The warrant activities as December 31, 2002 and 2001 follow:
                                                             Weighted
                                             Number           average
                                           of Shares       exercise price
                                          -----------     ----------------
Outstanding at January 1, 2001                 25,000         $     1.00
  Granted                                     256,250               0.10
                                           ----------         -----------
Outstanding at December 31, 2001              281,250               0.18
  Granted                                     153,416               1.26
                                           ----------         -----------
Outstanding at December 31, 2002              434,666          $    0.55
                                           ==========         ===========
Warrants exercisable at
December 31, 2001                             281,250          $    0.18
                                           ==========         ===========
Warrants exercisable at
December 31, 2002                             434,666          $    0.55
                                           ==========         ===========

The following tables summarize information about warrants outstanding and exercisable at December 31, 2002:

                        Weighted      Outstanding               Exercisable
Range of   Number of    average         options     Number of     options
exercise    shares      remaining       weighted     shares       weighted
prices    outstanding      in           average    exercisable    average
                       contractual      exercise                  exercise
                       life in year     price                     price
-------- ------------- ------------- ------------- ------------ ------------
$.40 to     434,666         8.68         $  .55       434,666      $  .55
$1.60

During 2002, the Board of Directors approved and issued 60,000 warrants at an exercise price of $1.60 per share. The total expense to be recognized is $16,922. The Company has recognized $8,461 in 2002 due to vesting. The fair value of the warrants was determined using the Black-Scholes option-pricing model, with the following assumptions: (i) no expected dividends, (ii) a risk free interest rate of 4.19%, (iii) expected volatility of 30.73%, and (iv) an expected life of one year.

During 2002, the Board of Directors approved and issued 93,416 warrants related to the Private Placement at an exercise price of $1.00 per share, with a fair market value of $51,271. The fair value of the warrants was determined using the Black-Scholes option-pricing model, with the following assumptions: (i) no expected dividends, (ii) a risk free interest rate of 1.45%,
(iii) expected volatility of 149.61%, and (iv) an expected life of one year.

                  e-PERCEPTION, INC. AND SUBSIDIARY
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
           FOR THE YEARS ENDING DECEMBER 31, 2002 AND 2001





(9)   Stock Option Plans:

Effective June 15, 2000, the Company adopted the Stock Option Plan A (Plan A) under which all employees may be granted options to purchase shares of the Company's authorized but unissued common stock. The maximum number of shares of the Company's common stock available for issuance under the Plan A is 550,000 shares. As of December 31, 2002, the maximum number of shares available for future grants under the Plan is 313,750. Under the Plan, the option exercise price is equal to the fair market value of the Company's common stock at the date of grant. Options expire no later than 10 years from the grant date and generally vest within five years. In 2001, the Company elected to fully vest all outstanding options.

In October 2001, the Company approved a Stock Option Plan B (Plan
B) under which all employees may be granted options to purchase shares of the Company's authorized but unissued common stock.
The maximum number of shares of the Company's common stock available for issuance under the Plan B is 1.35 million shares. As of December 31, 2002, the remaining number of shares available for future grants under the Plan is 49,750 shares. Under the Plan, the option exercise price is equal to the fair market value of the Company's common stock at the date of grant. Options expire no later than 10 years from the grant date and generally vest within five years.

Additional information with respect to these two Plans' stock option activity is as follows:

                                          Number      Weighed average
                                          of shares   exercise price
                                         -----------  ---------------
Outstanding at January 1, 2001              130,000       $    0.50
  Granted                                 1,143,750            0.18
                                         -----------         -------
Outstanding at December 31, 2001          1,273,750            0.22
  Granted                                   552,750            1.57
  Cancelled                                (290,000)           2.15
                                         -----------         -------
Outstanding at December 31, 2002          1,536,500        $   1.03
                                         ===========         =======
Options exercisable at December 31,
2001                                        357,500        $   0.54
                                         ===========         =======
Options exercisable at December 31,
2002                                        566,063        $   1.27
                                         ===========         =======

The following tables summarize information about stock options outstanding and exercisable at December 31, 2002:

                        Weighted      Outstanding               Exercisable
Range of   Number of    average         options     Number of     options
exercise    shares      remaining       weighted     shares       weighted
prices    outstanding      in           average    exercisable    average
                       contractual      exercise                  exercise
                       life in year     price                     price
-------- ------------- ------------- ------------- ------------ ------------
$.40 to    1,435,750         9.05         $  0.67      477,813      $ 0.66
$2.00
$2.25 to     100,750         9.89           4.23        88,250        5.18
$6.00
-------- ------------- ------------- ------------- ------------ ------------
           1,536,500         9.10           1.03       566,063      $ 1.27
         ============= ============= ============= ============ ============
                  e-PERCEPTION, INC. AND SUBSIDIARY
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
           FOR THE YEARS ENDING DECEMBER 31, 2002 AND 2001



(9)  Stock Option Plans, continued:

The Company has elected to follow APB Opinion No. 25 (Accounting for Stock Issued to Employees) in accounting for its employee stock options. Accordingly, no compensation expense is recognized in the Company's financial statements because the exercise price of the Company's employee stock options equals the market price of the Company's common stock on the date of grant. If under Financial Accounting Standards Board Statement No. 123 (Accounting for Stock-Based Compensation) the Company determined compensation costs based on the fair value at the grant date for its stock options, net loss and loss per share would have been increased to the following pro forma amounts:

2002     2001
                                               ------         ------
Net loss:
  As reported                             $  2,490,290    $  2,699,283
  Pro forma                               $  2,875,261    $  2,722,146

Basic and diluted loss per share:
  As reported                             $       (.31)   $       (.93)
  Pro forma                               $       (.36)   $       (.93)

The weighted average estimated fair value of stock options granted during 2002 and 2001 was $0.70 and $.03 per share, respectively. These amounts were determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the expected life of the option. The assumptions used in the Black-Scholes model were as follows for stock options granted in 2002 and 2001:


                                                  2002         2001
                                                 ------       ------

Risk-free interest rate                       1.45 to 2.48%   4.5 to 5%
Expected volatility of common stock           149.61%         1.0%
Dividend yield                                0%              0%
Expected life of options                      1 year          3 Years

The Black-Scholes option valuation model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because option valuation models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. The Company's options do not have the characteristics of traded options; therefore, the option valuation models do not necessarily provide a reliable measure of the fair value of its options.

(10)   Income Taxes:

Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which is uncertain. Accordingly, a valuation allowance, in an amount equal to the net deferred tax asset as of December 31, 2002 has been established to reflect these uncertainties. As of December 31, 2002 and 2001 the deferred tax asset before valuation allowances is approximately $1,882,300 and $1,327,800, respectively, for federal income tax purposes, and $277,200 and $227,000, respectively for state income tax purposes.

               e-PERCEPTION, INC. AND SUBSIDIARY
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
           FOR THE YEARS ENDING DECEMBER 31, 2002 AND 2001

(10)  Income Taxes, continued:

Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986.
The annual limitation may result in the expiration of net operating loss carryforwards before utilization.

Income tax provision amounted $800 and $2,512 for 2002 and 2001, respectively, (an effective rate of 0% for both 2002 and 2001).
A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

                                           2002          2001
                                          ------        ------
Computed tax at federal
 statutory rate of 34%                 $  (846,400)   $  (916,900)
State taxes, net of
 federal benefit                               500       (114,400)
Meals and entertainment                      5,100          8,800
Penalties                                    2,100          9,500
Cost of repricing                          234,700             -
Other                                           -          (1,388)
Change in valuation allowance              604,800      1,016,900
                                         ----------     ----------
                                       $       800    $     2,512
                                         ==========     ==========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

Deferred tax assets:
  Allowance for doubtful accounts      $    10,700     $   22,100
  Accrued vacation                          13,300          7,600
  State taxes                                  300            300
  Net operating loss carryforwards       2,256,200      1,561,600
                                       ------------    -----------
  Total deferred tax assets              2,280,500      1,591,600
                                       ------------    -----------

Deferred tax liabilities:
  Fixed and intangible assets             (120,900)       (36,800)
                                       ------------    -----------
  Total deferred tax liabilities          (120,900)       (36,800)
                                       ------------    -----------
Net deferred assets before valuation
Allowance                                2,159,600      1,554,800
  Valuation allowance                   (2,159,600)    (1,554,800)
                                       ------------    -----------
Net deferred tax assets                 $       -       $      -
                                       ============    ===========
                  e-PERCEPTION, INC. AND SUBSIDIARY
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
           FOR THE YEARS ENDING DECEMBER 31, 2002 AND 2001

(10)  Income Taxes, continued:

At December 31, 2002, the Company has available unused net operating losses carryforwards of approximately $5,761,000 for federal and $3,300,000 for state that may be applied against future taxable income and that, if unused, expire through 2022. For 2002 and 2003, the state of California has suspended the use of net operating loss carryforwards.


(11)   Retirement Plan:

The Company sponsors a 401(k) plan (the "Plan") for the benefits of employees who are at least 21 years of age. The Company's management determines, at its discretion, the annual and matching contribution. The Company elected not to contribute to the Plan for the years ended December 31, 2002 and 2001.


(12)   Commitments:

Leases

The Company leases its facility under a noncancellable operating lease. The following is a schedule by years of future minimum rental payments required under operating leases that have noncancellable lease terms in excess of one year as of December
31, 2002:

Year ending December 31,
   2003                                     $   127,505
   2004                                          53,764
                                            -----------
        Total                               $   181,269
                                            ===========
All leases expire prior to June 2004. Real estate taxes, insurance, and maintenance expenses are obligations of the Company. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties. At the end of the lease term, the Company has an option to renew the lease for an additional three years (Option
Term). Rent expense for the years ended December 31, 2002 and 2001 totaled $130,998 and $94,646, respectively.

Employment Agreements

On December 16, 2002, the Company entered into an employment agreement with Joseph Flynn to serve as its Chief Executive Officer, effective January 1, 2003. Mr. Flynn's agreement has a term of three years and provides for a base annual salary of $120,000. On April 1, 2003, the base annual salary will be increased to $160,000. After the 90th day of employment, Mr. Flynn will receive a bonus of 15,000 shares of restricted common stock. Compensation expense equal to the market value on the 90th day will be recorded. Mr. Flynn may receive annual bonuses, at the discretion of the Board of Directors.

                e-PERCEPTION, INC. AND SUBSIDIARY
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
           FOR THE YEARS ENDING DECEMBER 31, 2002 AND 2001

(12)  Commitments, continued:

On October 31, 2002, the Company entered into an employment agreement with Etienne Weidemann, to serve as VP of Marketing effective January 1, 2003. Mr. Weidemann's agreement provides for a base annual salary of $120,000 with an increase to $150,000 on April 1, 2003. Mr. Weidemann will receive 30,000 shares of common stock in lieu of salary for the months of November and December 2002. Mr. Weidemann may receive an annual bonus, at the discretion of the Board of Directors, at an amount to be determined.

(13)   Major Customers:

For the years ended December 31, 2002 and 2001, three and four customers, respectively represent a total of 40.0% and 63.5%, respectively, of revenues. Total accounts receivable balance due from these three and four customers, respectively amounted to approximately $95,200 and $409,000, respectively, as of December 31, 2002 and 2001.


(14)   Related Party Transactions:

The Company has a loan from an affiliate of one of its stockholders. Included in interest expense is accrued interest of $4,971, which was unpaid and was added to the outstanding balance of the line of credit. (See Notes 5 and 7.)

During 2002, the Company had a revolving loan made available by an affiliate of one of its stockholders. As of December 31, 2002 the loan had been retired and all outstanding balances, principle and accrued interest converted into equity (see Note 7). The Company paid $61,548 in interest and $12,000 in management fees during 2002. (See Note 5.)


(15)   Severance Agreement:

In December 2002, the Company entered into a severance agreement with a former officer. Under the agreement, the former officer receives monthly severance pay and health benefits for a period of 5 months beginning December 2002. The Company paid $9,583 to the former officer in 2002.


(16)   Subsequent Event:

In March 2003, the Company entered into a consulting agreement with the former chief technology officer of the Company. The agreement calls for compensation of $20,000 per month for six months.

CERTIFICATION

In connection with the Annual Report of e-Perception, Inc. and Subsidiary (the "Company") on Form 10-KSB for the year ending
December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Joseph Flynn, Chief Executive Officer and James P. Stapleton Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1)   The Report fully complies with the requirements of section
      13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects the financial condition and results of the Company.

Date:  April 15, 2003
                             By: /s/ Joseph Flynn
                                -------------------------------------
                                Joseph Flynn, Chief Executive Officer

                             By: /s/ James P. Stapleton
                                -------------------------------------
                               James P. Stapleton, Principal Financial
                               Officer

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF
2002

I, Joseph Flynn, certify that:

1. I have reviewed this Annual Report on Form 10-KSB of e-Perception, Inc. (the "Registrant");

2. Based on my knowledge, this Annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4. e-Perceptions' other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and
c) presented in this Annual Report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  April 15, 2003


 /s/ Joseph Flynn
--------------------
Joseph Flynn,
Chief Executive Officer
(Principal Executive Officer)

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF
2002

I, James P. Stapleton, certify that:

1. I have reviewed this Annual Report on Form 10-KSB of e-Perception, Inc. (the "Registrant");

2. Based on my knowledge, this Annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4. e-Perceptions' other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and
c) presented in this Annual Report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  April 15, 2003


 /s/ James P. Stapleton
--------------------------
James P. Stapleton,
Chief Financial Officer
(Principal Financial Officer)