Form 10QSB
period 2003-03-31
E PERCEPTION INC
filed 2003-05-20
CIK 1011432

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

(Mark One)
        [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2003

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

                             Yes     X       No
                                   -----          -----

The number of shares of the Registrant's Common Stock, $0.001 par value, outstanding as of May 8, 2003 was 15,132,954.

                              e-PERCEPTION, INC.

                                 FORM 10-QSB

                              TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
------------------------------
                                                                     Page
Item 1.  Financial Statements (unaudited):                           ----
         Condensed Consolidated Balance Sheet                         3
          as of March 31, 2003

         Condensed Consolidated Statements of Operations              4
          for the Three Months Ended March 31, 2003 and 2002

         Consolidated Statement of Stockholders' Equity for the       5
          Three Months Ended March 31, 2003

         Condensed Consolidated Statements of Cash Flows              6
          for the Three Months Ended March 31, 2003 and 2002

         Notes to Condensed Consolidated Financial Statements         7-8

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         9

Item 3.  Controls and Procedures                                      12

PART II - OTHER INFORMATION
---------------------------

Item 1:  Legal Proceedings                                            12

Item 2:  Changes in Securities and Use of Proceeds                    12


Item 3:  Defaults upon Senior Securities                              12

Item 4:  Submission of Matters to Vote of Security Holders            12

Item 5:  Other Information                                            12

Item 6.  Exhibits and Report on Form 8-K
         None                                                         12

Signatures                                                            13-14

Certifications

PART I - FINANCIAL INFORMATION
------------------------------


ITEM 1.  FINANCIAL STATEMENTS

                         e-PERCEPTION, INC. AND SUBSIDIARY
                        CONDENSED CONSOLIDATED BALANCE SHEET
                            MARCH 31, 2003 - UNAUDITED

                                      ASSETS

Current assets:
  Cash                                                           $   116,445
  Accounts receivable, net                                           610,668
  Prepaid and other current assets                                    65,787
                                                                -------------

    Total current assets                                             792,900

  Property and equipment, net of accumulated                         586,891
   depreciation and amortization

  Intangible and other assets, net                                   173,031
                                                                -------------

                                                                 $ 1,552,822
                                                                =============

                     LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities:
  Note payable                                                   $    62,611
  Current portion of long-term debt                                   18,450
  Accounts payable and accrued expenses                              634,569
  Deferred revenue                                                   239,524
                                                                -------------

    Total current liabilities                                        955,154

  Long-term debt, excluding current portion                            1,673

Stockholders equity
  Common stock, par value at $0.001, 25,000,000 shares
   authorized, 15,132,954 shares issued and outstanding               15,133
  Additional paid-in-capital                                       7,583,134
  Accumulated deficit                                             (7,002,272)
                                                                -------------

    Total stockholders equity                                       595,995
                                                                -------------

                                                                 $ 1,552,822
                                                                =============


 The accompanying notes are an integral part of these financial statements.

                         e-PERCEPTION, INC. AND SUBSIDIARY

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                         Three Months
                                                        Ended March 31
                                                 ----------------------------
                                                      2003          2002
                                                      ----          ----

Revenues                                          $    353,088  $    504,937

Cost of revenues                                       190,518       257,606
                                                 -------------- -------------

Gross profit                                           162,570       247,331

Operating expenses:
  Sales and marketing                                  317,572       393,930
  Research and development                             104,739       106,298
  General and administrative expenses                  392,886       445,210
                                                 -------------- -------------

Income from operations                                (652,627)     (698,107)
                                                 -------------- -------------

Other income (expense):
  Interest expense                                      (9,554)       (8,381)
  Interest income                                          269           366
  Recoverey of bad debt                                125,000          -
  Loss on disposal of fixed assets                      (1,119)         -
                                                 -------------- -------------
    Total other income (expense)                       114,596        (8,015)
                                                 -------------- -------------

Income before provision for income taxes              (538,031)     (706,122)

Provision for income taxes                                (800)         -
                                                 -------------- -------------

Net loss                                          $   (538,831) $   (706,122)
                                                 ============== =============

Net loss per share - basic and diluted            $      (0.04) $      (0.09)
                                                 ============== =============

Number of weighted average share - basic
 and diluted                                        14,165,487     7,972,314
                                                 ============== =============

The accompanying notes are an integral part of these financial statements.

                       e-PERCEPTION TECHNOLOGIES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDRS EQUITY

                    FOR THREE MONTHS ENDED MARCH 31, 2003

                                        Additional                  Total
                      Common stock       paid-in   Accumulated  stockholders
                      Shares    Amount   capital     deficit       equity
                    ---------- -------- ---------- -----------  -------------

Balance at December
 31, 2002           13,894,954 $ 13,895 $7,301,591 $(6,463,441) $   852,045

Issuance of common
 stock (unaudited)   1,238,000    1,238    277,312        -         278,550

Warrant issuance
 expense (unaudited)      -        -         4,231         -          4,231

Net loss (unaudited)      -        -          -       (538,831)    (538,831)
                    ---------- -------- ---------- -----------  -------------

Balance at March 31,
 2003 (unaudited)   15,132,954 $ 15,133 $7,583,134 $(7,002,272) $   595,995
                    ========== ======== ========== ===========  =============

The accompanying notes are an integral part of these financial statements.

                         e-PERCEPTION, INC. AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS- UNAUDITED
                  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                 Three Months Ended March 31
                                                -----------------------------
                                                     2003           2002
                                                     ----           ----
Cash flows used for operating
Net loss                                         $  (538,831)  $   (706,122)

Adjustments to reconcile net income to net
 cash used for operating activities:
  Deprectiation and amortization                      54,010         58,428
  Loss on disposition of property and equipment        1,119           -
  Recovery of bad debt                              (125,000)          -
  Interest expense                                     5,929           -

Changes in assets and liabilities:
 (Increase) decrease in assets

  Accounts receivable                               (125,987)        56,566
  Prepaid and other current assets                    15,651         12,906
  Other assets                                        (4,988)       (25,335)

Increase (decrease) in liabilities
  Accounts payable and accrued expenses               66,836        162,536
  Deferred revenue                                   186,834         36,446
                                                -------------  --------------
Net cash used for operating activities              (464,427)      (404,575)
                                                -------------  --------------

Cash flows used for investing activities:
  Purchases of property and equipment                 (9,698)       (15,471)
  Proceeds form sale of property and equipment           600           -
                                                -------------  --------------
Net cash used for investing activities                (9,098)       (15,471)

Cash flows provided by (used for) financing
 activities:
  Bank overdraft                                        -             7,220
  Principal procees form line of credit agreement       -             4,642
  Proceeds from notes payable                           -             6,703
  Payments on note payable                            (8,944)        (5,051)
  Proceeds from issuance of common stock             278,550         45,000
                                                -------------  --------------

Net cash provided by financing activities            269,606         58,514
                                                -------------  --------------

Net decrease in cash and cash equivalents           (203,919)      (361,532)
Cash and cash equivalents, beginning of year         320,364        361,532
                                                -------------  --------------

Cash and cash equivalents, end of year           $ 116,445     $       -
                                                =============  ==============

Supplemental disclosure of cash flow
 information:

  Interest paid                                  $   3,443     $      3,197
                                                =============  ==============


  Income tax paid                                $     800     $       -
                                                =============  ==============

  Increase in line of credit from accrued
   interest payable                              $    -        $      5,184
                                                =============  ==============

  Issuance of 12,500 shares of common stock
   in lieu of accrued expenses to vendors        $    -        $     18,750
                                                =============  ==============
  Vesting of warrants issued included in
   interest expense                              $   4,231     $       -
                                                =============  =============

The accompanying notes are an integral part of these financial statements.

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2003 (UNAUDITED)

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in e-Perception's Annual Report on Form 10-KSB for the year ended December 31, 2002.

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

The accompanying financial statements do not include any adjustments relative to the recoverability and classification of assets carring amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

2.  NET EARNINGS PER SHARE

Basic net earnings per share is based on the weighted average number of all common shares issued and outstanding, and is calculated by dividing net loss per share by the weighted average shares of common stock outstanding during the period. Common stock equivalents consist of 1,165,500 options and 434,666 warrants at March 31, 2003 and have not been included in the earnings per share computation for the three month ended March 31, 2003, as the amounts are anti-dilutive.

3.  PRIVATE PLACEMENT

The Company entered into an arrangement to sell stock through a private placement at $0.25 per share. As of March 31, 2003, 1,078,000 shares have been sold for net proceeds of $242,550.

4.  SUBSEQUENT EVENT

In April and May 2003, the Company has sold 574,000 shares under the private placement for net proceeds of $142,650.

During the year ended December 31, 2003 and during the three months ended March 31, 2003, the Company entered into employment agreements with key management. The agreements called for the issuing of shares of stock to the individuals. In April, 2003, the agreements have been amended whereby the Company will be giving the employees cash bonuses instead of the stock compensation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

With the exception to historical information, the statements set forth below include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include statements regarding potential strategic collaborations, future capital needs and funding requirements, product development plans, and market assessments. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. These risks and uncertainties include:

  -  general economic and business conditions;
  -  industry trends;
  - our overall market penetration and competition from providers of alternative products and services;
  -  our actual funding requirements; and
  -  availability, terms and deployment of capital.

OVERVIEW

e-Perception, Inc., a Nevada corporation ("e-Perception" or the "Company") is the parent corporation of e-Perception Technologies, Inc., a Delaware corporation.

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

Using online assessments and professional consulting, e-Perception
Insight Solutions? provides information and insights that empower management to maximize organizational effectiveness, employee performance and workforce productivity, resulting in cost savings, high rates of retention, employee satisfaction and ultimately customer satisfaction. We market our products through three channels; our geographically dispersed direct sales force, strategic alliance partners and value-added resellers.

We market our products primarily through our direct sales force and strategic alliance partners to companies across a wide variety of
industries.   The Company's sales team currently is comprised of three
people, located in Southern California, and Baltimore. As of March 31, 2003, we provided our products and solutions to Dell Computer, Sharp HealthCare, StorageTek, Data Systems, United Technologies Corporation, Alignment Strategies, Hay Group, Halliburton, Irvine Company, Landmark Graphics, and Port of San Diego, among others.

Where appropriate, references to "e-Perception", the "Company," "we" or "our" includes e-Perception, Inc. and e-Perception Technologies, Inc.

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

You should refer to our Annual Report on Form 10-KSB filed on April 15, 2003 for a discussion of our critical accounting policies.

RESULTS OF OPERATIONS

For the Three Month Period Ended March 31, 2003
-----------------------------------------------


Net Revenues

Net revenues decreased $151,849, or 30 percent, to $353,088 in the first quarter of 2003, as compared to the same period in 2002. This decrease was primarily due to the reduction in business activity as the Company re-focused it efforts on three product offerings, a reduction and re-alignment of the Company's sales force and marketing activities.

Cost of Revenues

Cost of revenues consists of staffing, referral fees paid to third parties, Operations overhead (including launching and deploying assessment surveys) and outsourced software development. Cost of revenue decreased by $67,088 to $190,518, or 54 percent of net revenues for the current three-month period, as compared to $257,606, or 51 percent of net revenues in the prior three-month period. The decrease in cost of revenues was primarily due to the decreased staffing in the operations department.

Research and Development

Research and development expenses consist of personnel expenses and associated overhead. The Company's investment in research and development decreased $1,559 to $104,739, or 30 percent of sales for the current three-month period, as compared to $106,298, or 21 percent of sales in the prior three-month period.

Costs incurred in the research and development of new software products are expensed as incurred. e-Perception expects research and development expenses to continue to increase in absolute dollars as the Company continues to invest in the enhancement of existing products and the development of new products.

Sales and Marketing

Sales and marketing expenses include salaries and expenses of sales and marketing personnel, advertising and promotion expenses, travel and entertainment, and other selling and marketing costs. Sales and marketing expenses decreased by $76,358 to $317,572, or 90 percent of sales for the current three month period, as compared to $393,930 in the prior three month period. This decrease was primarily due to decreases in staffing, and personnel related expenses.

General and Administrative

General and administrative expenses, which include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses, and other administrative costs, decreased by $52,324 to $392,886, or 111 percent of sales for the current three month period, as compared to $445,210 in the prior three month period. The decrease was primarily due to a decrease in staffing.

Other income (expense)

Other income and expense includes interest income and interest expense. Interest income is primarily derived from short-term interest-bearing securities and money market accounts. Interest expense for the first quarter of 2003 was $9,554 compared to $8,381 interest expense for the same period in 2002. Interest income for the first quarter of 2003 was $269 compared to $366 for the same period in 2002, primarily due to a decrease in the average balance of invested cash and short-term investments.

Recovery of bad debt relates to a customers account that was written off as uncollectible in 2002 that was collected in April 2003. The receivable was reestablished at March 31, 2003.


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2003, our cash and cash equivalents and short-term investments were equal to $116,445. The Company's principal cash requirements are for operating expenses, including employee costs, funding of accounts receivable, capital expenditures and funding of the operations. The Company's primary sources of cash had been from private placements of the Company's preferred or common stock and a revolving line of credit.

During the first quarter of 2003, the Company used $464,427 for operating activities, as compared to $404,575 for the same period in 2002. The increase in cash use was primarily due to the increase in accounts receivable.

On April 29, 2002, Avintaquin Capital, LLC, ("Avintaquin"), an affiliate of three of the Company's shareholders, provided the Company with a bridge loan in the original principal amount of $60,000. The bridge loan is secured by certain assets of the Company. The bridge loan bears interest at a rate of 12% per annum. On June 29, 2002, Avintaquin and the Company entered into an amendment to the bridge loan and extended the maturity date of the loan until April 29, 2003. In connection with this amendment, and, as additional consideration for extending the bridge loan, the Company issued a warrant to Avintaquin for the purchase of 60,000 shares on the Company's common stock at an exercise price of $1.60 per share. This warrant has a term of four years. On December 31, 2002, the Company converted $10,000 of the principal balance outstanding to common stock of the Company. As of March 31, 2003, the outstanding balance on the bridge loan was $56,669 including principal and interest.

In March 2003, the Company initiated a private placement of its common stock, which opened at $0.25 per share. The Company will be dependent upon the successful completion of this private placement, and perhaps upon the successful completion of other financing activities, in order to operate its business over the next 12 months. Given the lack of the Company's current cash position, such external sources of financing will be critical to the Company's future operations. Our need for such additional financing depends in part on our future performance, which, in turn, is subject to general economic conditions, and business and other factors beyond our control. There can be no assurance that we would be able to obtain such financing, or that any financing would result in a level of net proceeds required.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Certain statements contained in this Annual Report on Form 10-QSB, including, without limitation, statements containing the words "believes," "anticipates," "estimates," "intends," "expects" and words of similar import, constitute forward-looking statements within the meaning of the Private Securities Reform Act of 1995. Actual results could vary materially from those expressed in those statements. If any of the following risks actually occurs, our business, financial condition or operating results could be materially adversely affected. The risks set forth below are not the only risks facing us. Additional risks and uncertainties not presently known to us, or that we currently see as immaterial, may also harm our business.

ITEM 3.  CONTROLS AND PROCEDURES

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

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits
     --------

     99.1  Certification of Chief Executive and Chief Financial Officer

(b)  Reports on Form 8-K
     -------------------

     A Current Report on Form 8-K dated March 17,2003, was filed with the Securities and Exchange Commission reporting the resignation of a director.

---------------

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               e-PERCEPTION, INC.

Date:  May 19, 2003            By:    /s/     Joseph Flynn
                                    ---------------------------------
                                              Joseph Flynn
                                              Chief Executive Officer
                                              (Principal Executive Officer)

                                      /s/     James P. Stapleton
                                    ---------------------------------
                                              James P. Stapleton
                                              Chief Financial Officer
                                              (Principal Financial Officer)

CERTIFICATION

In connection with the Quarterly Report of e-Perception, Inc. (the "Company") on Form 10-QSB for the quarter ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Joseph Flynn, Chief Executive Officer and Director and James P. Stapleton, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of on my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects the financial condition and results of the Company.

Date:  May 19, 2003

                   By:    /s/     Joseph Flynn
                        -------------------------------
                                  Joseph Flynn
                                  Chief Executive Officer

                          /s/     James P. Stapleton
                        -------------------------------
                                  James P. Stapleton
                                  Chief Financial Officer