Form 10QSB
period 2003-06-30
E PERCEPTION INC
filed 2003-08-11
CIK 1011432

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549


                              FORM 10-QSB

(Mark One)
            [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 2003

                                   OR

            [ ]	TRANSITION PERIOD PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



                      Commission file number 0-27507

                              PeopleView, Inc.
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

                        Yes     X      No
                             ------       ------

The number of shares of the Registrant's Common Stock, $0.001 par value, outstanding as of August 7, 2003 was 23,970,746.

                      PeopleView, INC. AND SUBSIDIARY

                                 FORM 10-QSB

                              TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

------------------------------

                                                                      Page
                                                                     ------

  Item 1.  Financial Statements (unaudited):

           Condensed Consolidated Balance Sheet                          3
            as of June 30, 2003


           Condensed Consolidated Statements of Operations               4
            for the Six Months and the Three Months Ended
            June 30, 2003 and 2002


           Condensed Consolidated Statements of Cash Flows               5
            for the Six Months Ended June 30, 2003 and 2002

           Statement of Stockholders Equity for the Six                  6
            Months Ended June 30, 2003


           Notes to Condensed Consolidated Financial Statements        7-8


Item 2.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          8


Item 3.    Controls and Procedures                                      12



PART II - OTHER INFORMATION
----------------------------


Item 1:   Legal Proceedings                                             12

Item 2:   Changes in Securities and Use of Proceeds                     12

Item 3:   Defaults upon Senior Securities                               12

Item 4:   Submission of Matters to Vote of Security Holders             12

Item 5:   Other Information                                             12

Item 6.   Exhibits and Report on Form 8-K	                              12

Signatures                                                              14

Certifications

PART I - FINANCIAL INFORMATION
------------------------------


ITEM 1.           FINANCIAL STATEMENTS

                        PEOPLEVIEW, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEET
                           JUNE 30, 2003 - UNAUDITED


                                   ASSETS



Current assets:


   Cash                                                   $     288,287
   Accounts receivable, net                                     384,082
   Prepaid and other current assets                              29,450
                                                       ----------------

        Total current assets                                    701,819


Property and equipment, net of accumulated                      550,192
 depreciation and amortization

Intangible and other assets                                     187,359
                                                       ----------------
                                                            $ 1,439,370
                                                       ================


                      LIABILITIES AND STOCKHOLDERS' EQUITY




Current Liabilities:
  Line of credit and note payable                            $   58,382


  Current portion of long-term debt                              18,493
  Accounts payable and accrued expenses                         598,806
  Deferred revenue                                              149,263
                                                        ---------------

    Total current liabilities                                   824,944

  Long-term debt, excluding current portion                       1,156


Stockholders' equity:
  Preferred stock, par value at $0.001,                              -
  10,000,000 shares authorized, none issued
  and outstanding
 Common stock, par value at $0.001,                               18,354
  100,000,000 shares authorized, 18,353,754
  shares issued and outstanding
 Additional paid-in capital                                    8,319,701
 Accumulated deficit                                          (7,724,785)
                                                         ----------------


     Total stockholders' equity                                  613,270
                                                         ----------------

                                                             $ 1,439,370
                                                         ================
                                  3

                      PEOPLEVIEW, INC. AND SUBSIDIARY

             CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
                              Three Months               Six Months
                              Ended June 30            Ended June 30
                           ----------------------- ----------------------
                             2003          2002          2003          2002
                            ------        ------        ------        ------
Revenues                 $ 541,102      $ 632,888     $  894,190  $ 1,137,825

Cost of revenues           211,692        224,037        402,210      481,643
                       ------------   ------------   ------------  -----------

Gross profit               329,410        408,851        491,980      656,182


Operating expenses:
   Sales and marketing     471,492        357,066        789,064      750,994
   Research and
    Development            163,934        100,239        268,673      206,538
   General and
    administrative
    expenses               445,150        450,884        838,036      896,095
                       ------------   ------------   ------------  -----------

Loss from operations      (751,166)      (499,338)    (1,403,793)  (1,197,445)
                       ------------   ------------   ------------  -----------

Other income (expense):
   Recovery of bad
     Debts                  33,384              -        158,384            -

Interest expense            (2,766)       (20,837)       (12,320)     (29,218)
Interest income                434             60            703          426

Gain (loss) on disposal of
fixed assets                (2,399)             -         (3,518)           -
                          ---------      ---------   ------------  -----------



Total other income(expense) 28,653        (20,777)       143,249      (28,792)
                           --------      ---------   ------------  -----------
Loss before provision
for income taxes          (722,513)      (520,115)    (1,260,544)  (1,226,237)




Income taxes                    --           (800)          (800)        (800)
                       ------------   ------------   ------------  -----------

Net loss                $ (722,513)    $ (520,915)   $(1,261,344) $(1,227,037)
                       ============   ============   ============  ===========

Net loss per share -
basic and diluted       $    (0.04)    $    (0.07)   $     (0.08) $     (0.15)
                       ============   ============   ============  ===========

Number of weighted
average shares -
basic and diluted       16,443,953      7,989,012     15,311,014    7,980,756
                       ============   ============   ============  ===========

                        PEOPLEVIEW, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS



                                               Six Months Ended June 30
                                              --------------------------
                                                 2003               2002
                                                ------             ------
Cash Flows used for operating
 activities

Net loss                                  $  (1,261,344)      $  (1,227,037)

Adjustments to reconcile net
income to net cash used for
operating activities:
   Depreciation and amortization                104,007             135,870
   Loss on disposition of property
     and equipment                                3,518                   -
   Interest expense                               7,641              20,739
   Expense for repricing of stock
     in private placement                        10,000                   -

Changes in assets and liabilities:
 (Increase) decrease in assets
  Accounts receivable                           (24,401)             (7,468)
  Prepaid and other current assets               37,764              18,117
  Other assets                                   (4,988)            (26,638)

Increase (decrease) in liabilities
  Accounts payable and accrued expenses          31,073             237,345
  Deferred revenues                              96,573              51,321
                                          --------------      --------------
    Net cash used for operating activities   (1,000,157)           (797,751)
                                          --------------      --------------

Cash flows used for investing activities:
  Purchases of property and equipment           (25,499)                  -
  Proceeds form sale of property
   and equipment                                    600             (17,881)
                                           -------------      --------------
Net cash used for investing activities          (24,899)            (17,881)
                                           -------------      --------------

Cash flows provided by
 financing activities:
  Principal proceeds from line of
  credit agreement                                    -             254,642
  Proceeds from notes payable                   (15,359)             12,603
  Payments on note payable                            -             (11,179)
  Proceeds from issuance of common stock      1,008,338             188,000
  Issuance of common stock with stock
   subscription receivable                            -              54,950
                                          --------------      --------------
Net cash provided by financing activities       992,979             499,016
                                          --------------      --------------

Net decrease in cash and cash
  equivalents                                   (32,077)           (316,616)
Cash and cash equivalents, beginning of
  period                                        320,364             361,532
                                           -------------      --------------
Cash and cash equivalents, end of period      $ 288,287           $  44,916
                                           =============      ==============

Supplemental disclosure of cash flow
 information:

  Interest paid                                $  4,735            $  1,637
                                           =============      ==============
  Income tax paid                              $    800            $    800
                                           =============      ==============

Supplemental non-cash investing and
 financing activities:
Increase in line of credit from accrued
 interest payable                              $  3,410            $ 22,923
                                           =============      ==============
Receivable issued for sale of equipment        $  4,401            $      -
                                           =============      ==============

                        PEOPLEVIEW, INC. AND SUBSIDIARY

                        STATEMENTS OF STOCKHOLDRS EQUITY

                    FOR THE SIX MONTHS ENDED JUNE 30, 2003

                                        Additional                  Total
                      Common stock       paid-in   Accumulated  stockholders
                      Shares    Amount   capital     deficit       equity
                    ---------- -------- ---------- -----------  -----------

Balance at December
 31, 2002           13,894,954 $ 13,895 $7,301,591 $(6,463,441) $   852,045

Issuance of common
 stock (unaudited)   4,458,800    4,459  1,003,879         -      1,008,338

Repricing of stock
 sold in private
 placement (unaudited)    -        -        10,000         -         10,000

Warrant issuance
 expense (unaudited)      -        -         4,231         -          4,231

Net loss (unaudited)      -        -          -    (1,261,344)   (1,261,344)
                    ---------- -------- ---------- -----------  -------------

Balance at June 30,
 2003 (unaudited)   18,353,754 $ 18,354 $8,319,701 $(7,724,785) $   613,270
                    ========== ======== ========== ===========  =============

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                SIX MONTHS ENDED JUNE 30, 2003 (UNAUDITED)



1.    BASIS OF PRESENTATION


The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in PeopleView's Annual Report on Form 10-KSB for the year ended December 31, 2002.

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


The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported net losses of $2,490,290 for the year ended December 31,2002, and has an accumulated deficit of $6,463,441 at December 31, 2002.


Management has taken or plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence:
- Hire a new management team to focus on sales and financing of the Company.
- Streamline the product line to offer prefabricated products at reasonable price that could be customized.
-     Raise funds through the sale of its stock in private placements.
- Hire additional personnel and focusing sales and marketing efforts on the distribution of product through key marketing channels currently being developed by the Company.

The accompanying financial statements do not include any adjustments relative to the recoverability and classification of assets carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

2.     NET EARNINGS PER SHARE



Basic net earnings per share is based on the weighted average number of all common shares issued and outstanding, and is calculated by dividing net loss per share by the weighted average shares of common stock outstanding during the period. Common stock equivalents consist of 2,325,500 options and 434,666 warrants at June 30, 2003 and have not been included in the earnings per share computation for the six months ended June 30, 2003, as the amounts are anti-dilutive.

3.     PRIVATE PLACEMENT


The Company entered into an arrangement to sell stock through a private placement at $0.25 per share. As of June 30, 2003, 4,298,800 shares have been sold for net proceeds of $973,630.

4.     OPTIONS


During the six month period ended June 30, 2003, the Company granted 1,482,500 options to employees to purchase common stock at an exercise price of $0.25 per share, which is equal to the market price on the date of grant. The options vest over four years. The Company accounts for options granted to employees under APB 25. If the Company accounted for the options under FASB 123 expense totaling $354,356 would be recognized over the next four years of service. The fair market value was determined using the Black Scholes pricing model. The assumptions used to calculate the fair market value are as follows: risk-free interest rate of 1.21%; estimated volatility of 198.97%; dividend yield of 0.0%; and expected life of the options of four years.

No proforma disclosure is being provided as the current expense is immaterial to the statements for the quarter ended June 30, 2003.


5.     EMPLOYMENT AGREEMENTS

During the year ended December 31, 2002 and during the six months ended June 30, 2003, the Company entered into employment agreements with key management. The agreements called for the issuing of shares of stock to the individuals. In April 2003, the agreements have been amended whereby the Company will be giving the employees cash bonuses instead of the stock compensation. The employees utilized the proceeds to purchase stock in the private placement.


6.     SUBSEQUENT EVENT


In July 2003, the Company has sold 5,616,992 shares under the private placement for net proceeds of $1,271,873.

In July 2003, the board of directors voted to dissolve the subsidiary, e-Perception Technology, Inc. This will be accomplished by PeopleView receiving all assets and assuming all liabilities of the subsidiary. The dissolution will not affect the reported financial information.



ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

       PeopleView, Inc., a Nevada corporation (PeopleView or the Company) is the parent corporation of e-Perception Technologies, Inc., a Delaware Corporation. On May 15, 2003, shareholders of the Company approved the name change from E-Perception, Inc. to PeopleView, Inc. In July, PeopleView assumed all of the assets and liabilities of e-Perception Technology, Inc. The Company plans to close the Delaware subsidiary e-Perception Technologies, Inc before the end of the third quarter.

       PeopleView develops, markets and supports web based assessment and reporting tools and provides consulting services that enable companies to manage their Human Capital Management (HCM) needs in real-time. Companies ranging in size from 50 person firms to Fortune 500 companies implement our solutions in order to have deep insight into their human capital assets. The Companys mission is to help corporations improve their financial results by aligning corporate strategy with employee perception, productivity, and performance.

       As the pace of globalization and business complexity increases, rapid data gathering and real-time analysis have become a competitive necessity for corporations. The Companys web-based assessment tools gather feedback from employees, customers and suppliers and then integrate such data with existing business information to produce strategic solutions for clients. The Company's offerings consist of a suite of web-based assessment tools focused on three key products: Employee Climate Assessments, Skills Inventory Assessments and 360 Multi-Rator Performance Reviews. Each one of these assessments can be provided as stand-alone modules or integrated into an entire suite of solutions. Furthermore, our tools can be customized to fit any Organization Development
(OD) methodology in the market, in order to take advantage of private label opportunities with established OD consultants. In addition to the web-based tools, PeopleView has the ability to provide ongoing training and consulting to our customers through our on-staff OD specialists and through partnership arrangements with OD-focused consulting firms.

       Using online assessments and professional consulting, PeopleView Insight Solutions TM provides information and insights that empower management to maximize organizational effectiveness, employee performance and workforce productivity, resulting in cost savings, high rates of retention, employee satisfaction and ultimately customer satisfaction. We market our products through three channels; our geographically dispersed direct sales force, strategic alliance partners and value-added resellers.

 	We market our products primarily through our direct sales force and strategic alliance partners to companies across a wide variety of industries. The Companys sales team currently is comprised of three people, located in Southern California, and Baltimore. As of June 30, 2003, we provided our products and solutions to Dell Computer, Sharp HealthCare, StorageTek, Data Systems, United Technologies Corporation, Alignment Strategies, Hay Group, Irvine Company, Landmark Graphics, and Port of San Diego, among others.

Where appropriate, a reference to PeopleView, the Company, we or our includes PeopleView, Inc. and e-Perception Technologies, Inc.

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

We consider the following accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment:

-     Revenue recognition;
-     allowance for doubtful accounts;
-     accounting for income taxes;

You should refer to our Annual Report on Form 10-KSB filed on April 15, 2003 for a discussion of our critical accounting policies.


RESULTS OF OPERATIONS

For the Six Month Period Ended June 30, 2003
--------------------------------------------


Net Revenue

Net revenue decreased $243,635 or 21 percent, to $894,190 in the current six-month period of 2003, as compared to the same period in 2002. This decrease was primarily due to the reduction in business activity as the Company re-focused it efforts on three product offerings, a reduction and re-alignment of the Companys sales force and marketing activities. Approximately 100% of the Companys net revenue for the six-month period of 2003 was derived from the sale of assessment tools in the area of human relations and development, and 0% was derived from customer loyalty initiatives.

Cost of Revenue

Cost of revenue consists of referral fees paid to third parties, operations overhead (including launching and deploying assessment surveys) and outsourced software development. Cost of revenue decreased by $79,433 to $402,210, or 45 percent of sales for the current six-month period, as compared to $481,643, or 42 percent of sales in the prior six-month period. The decrease in cost or revenues was primarily due to the decrease in revenues and decreased staffing in the operations department.

Research and Development

Research and development expenses consist of personnel expenses and associated overhead. The Companys investment in research and development increased $62,135 to $268,673, or 30 percent of sales for the current six-month period, as compared to $206,538, or 18 percent of sales in the prior six-month period.


Costs incurred in the research and development of new software products are expensed as incurred. PeopleView expects research and development expenses to continue to increase in absolute dollars as the Company continues to invest in the enhancement of existing products and the development of new products.

Sales and Marketing

Sales and marketing expenses include salaries and expenses of sales and marketing personnel, advertising and promotion expenses, travel and entertainment, and other selling and marketing costs. Sales and marketing expenses increased by $38,070 to $789,064, or 88 percent of sales for the current six month period, as compared to $750,994, or 66 percent of sales in the prior six-month period. This increase was primarily due to increases in staffing, and marketing related expenses for advertisements and tradeshows.

General and Administrative


General and administrative expenses, which include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses, and other administrative costs, decreased by $58,059 to $838,036, or 94 percent of sales for the current six month period, as compared to $896,095, or 79 percent of sales in the prior six-month period. The decrease was primarily due to a decrease in staffing.

Other income (expense)

Other income and expense includes interest income and interest expense. Interest income is primarily derived from short-term interest-bearing securities and money market accounts. Interest expense for the current six-month period of 2003 was $12,320 compared to $29,218 interest expense for the same period in 2003. Interest income for the six-month period of 2003 was $703 compared to $426 for the same period in 2003, primarily due to an increase in the average balance of invested cash and short-term investments.

Recovery of bad debt relates to customer accounts that were written off as uncollectible in 2002 that were collected in the three-month period ended June

30, 2003.

For the Three Month Period Ended June 30, 2003
----------------------------------------------


Net Revenue

Net revenue decreased $91,786, or 15 percent, to $541,102 in the second Quarter of 2003, as compared to the same period in 2002. This decrease was primarily due to the reduction in business activity as the Company re-focused it efforts on three product offerings, a reduction and re-alignment of the Companys sales force and marketing activities. Approximately 100% of the Companys net revenue for the second quarter of 2003 was derived from the sale of assessment tools in the area of human relations and development, and 0% was derived from customer loyalty initiatives.


Cost of Revenue

Cost of revenue consists of referral fees paid to third parties, operations overhead (including launching and deploying assessment surveys) and outsourced software development. Cost of revenue decreased by $12,345 to $211,692, or 39 percent of sales for the current three-month period, as compared to $224,037, or 35 percent of sales in the prior three-month period. The decrease in cost of revenues was primarily due to the decrease in revenues and decreased staffing in the operations department.


Research and Development

Research and development expenses consist of personnel expenses and associated overhead. The Companys investment in research and development increased
$63,695 to $163,934, or 30 percent of sales for the current three-month period, as compared to $100,239, or 16 percent of sales in the prior three-month period.


Costs incurred in the research and development of new software products are expensed as incurred. PeopleView expects research and development expenses to continue to increase in absolute dollars as the Company continues to invest in the enhancement of existing products and the development of new products.

Sales and Marketing

Sales and marketing expenses include salaries and expenses of sales and marketing personnel, advertising and promotion expenses, travel and entertainment, and other selling and marketing costs. Sales and marketing expenses increased by $114,426 to $471,492, or 87 percent of sales for the current three month period, as compared to $357,066, or 56 percent of sales, in the prior three month period. This increase was primarily due to increases in staffing, and marketing related expenses for advertisements and tradeshows.

General and Administrative

General and administrative expenses, which include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses, and other administrative costs, decreased by $5,734 to $445,150, or 82 percent of sales for the current three month period, as compared to $450,884, or 71 percent of sales, in the prior three month period. The decrease was primarily due to a decrease in staffing.

Other income (expense)

Other income and expense includes interest income and interest expense. Interest income is primarily derived from short-term interest-bearing securities and money market accounts. Interest expense for the current three-month period of 2003 was $2,766 compared to $20,837 interest expense for the same period in 2002. Interest income for the current three-month period of 2003 was $434 compared to $60 for the same period in 2002, primarily due to an increase in the average balance of invested cash and short-term investments.

Recovery of bad debt relates to customer accounts that were written off as uncollectible in 2002 that were collected during the three-month period ended June 30, 2003.


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2003, our cash and cash equivalents and short-term investments were equal to $288,287. The Company's principal cash requirements are for Operating expenses, including employee costs, funding of accounts receivable, capital expenditures and funding of the operations. The Company's primary sources of cash had been from private placements of the Company's common stock and a revolving line of credit.

During the current six-month period of 2003, the Company used $1,000,157 for operating activities, as compared to $797,751 for the same period in 2002. The increase in cash use was primarily due to the decrease in revenues, and the increase in accounts receivable.


On April 29, 2002, Avintaquin Capital, LLC, (Avintaquin), an affiliate of three of the Companys shareholders, provided the Company with a bridge loan in the original principal amount of $60,000. The bridge loan is secured by certain assets of the Company. The bridge loan bears interest at a rate of 12% per annum. On June 29, 2002, Avintaquin and the Company entered into an amendment to the bridge loan and extended the maturity date of the loan until April 29, 2003. On April 29, 2003, Avintaquin and the Company entered into an amendment to the bridge loan and extended the maturity date of the loan until December 31, 2003. In connection with the original amendment, and, as additional consideration for extending the bridge loan, the Company issued a warrant to Avintaquin for the purchase of 60,000 shares on the Companys common stock at an exercise price of $1.60 per share. This warrant has a term of four years. On December 31, 2002, the Company converted $10,000 of the principal balance outstanding to common stock of the Company. As of June 30, 2003, the outstanding balance on the bridge loan was $58,382 including principal and interest.

In March 2003, the Company initiated a private placement of its common stock, which opened at $0.25 per share. The Company will be dependent upon the successful completion of this private placement, and perhaps upon the successful completion of other financing activities, in order to operate its business over the next 12 months. Given the lack of the Companys current cash position, such external sources of financing will be critical to the Companys future operations. Our need for such additional financing depends in part on our future performance, which, in turn, is subject to general economic conditions, and business and other factors beyond our control. There can be no assurance that we would be able to obtain such financing, or that any financing would result in a level of net proceeds required.


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

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held on May 15, 2003. At the Annual Meeting, the following directors were elected to serve as directors for a one-year term and until their respective successors are elected and qualified.

Director               Votes For
--------               ---------

Joseph Flynn           7,978,348
Ray Gerrity	           7,978,348
Robert Miller          7,978,348
Shelly Singal          7,561,682
Michael Vanderhoof     7,978,348

In addition, the stockholders approved the following proposals:



Approval of an amendment to the Companys Articles of Incorporation to change the name of the Company to PeopleView, Inc.:
FOR                    7,978,348
AGAINST                  118,750

Approval of an amendment to the Companys Articles of Incorporation to increase the total authorized shares of Common Stock of the Company from 25,000,000 to 100,000,000:
FOR                    7,935,765
AGAINST                  161,333

Approve the Companys 2003 Stock Incentive Plan:
FOR                    7,615,865
AGAINST                  161,833
ABSTAIN                  319,400


ITEM 5.     OTHER INFORMATION

None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits
       --------


99.1 Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2 Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


   (b)    Reports on Form 8-K
          -------------------

          None

Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          PEOPLEVIEW, INC.


Date:  August 7, 2003               By:    	/s/ 	Joseph Flynn
                                    -----------------------------------------

                                               Joseph Flynn
                                               Chief Executive Officer
                                              (Principal Executive Officer)



                                                /s/    James P. Stapleton
                                    -----------------------------------------

                                                James P. Stapleton
                                                Chief Financial Officer
                                               (Principal Financial Officer)

        CERTIFICATION PURSUANT TO RULE 13a-14 OR 15d-14 OF THE SECURITIES
         EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE
                          SARBANES-OXLEY ACT OF 2002

I, Joseph Flynn, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of PeopleView, Inc. (the Registrant);
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14) for the registrant and have:
    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;
    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
    c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;
5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  August 7, 2003


 /s/ Joseph Flynn
-------------------------
Joseph Flynn,
Chief Executive Officer
(Principal Executive Officer)

           CERTIFICATION PURSUANT TO RULE 13a-14 OR 15d-14 OF THE SECURITIES
            EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE
                             SARBANES-OXLEY ACT OF 2002


I, James P. Stapleton, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of PeopleView, Inc. (the Registrant);
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14) for the registrant and have:
    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;
    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
    c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date; 5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  August 7, 2003

 /s/ James P. Stapleton
------------------------------------

James P. Stapleton,
Chief Financial Officer
(Principal Financial Officer)