Form 10QSB
period 2003-09-30
E PERCEPTION INC
filed 2003-11-14
CIK 1011432

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

     (Mark  One)
           [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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




                         27130A PASEO ESPADA, SUITE 1427
                      SAN JUAN CAPISTRANO, CALIFORNIA 92675
          (Address, including zip code, of principal executive offices)

                                 (949) 481-7550
              (Registrant's telephone number, including area code)

                           27555 YNEZ ROAD, SUITE 203
                           TEMECULA, CALIFORNIA 92591
                  (Former address if changed since last report)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X     No
                                  -----      ----


The number of shares of the Registrant's Common Stock, $0.001 par value, outstanding as of November 4, 2003 was 25,036,746.

                         PEOPLEVIEW, INC. AND SUBSIDIARY

                                   FORM 10-QSB

                                TABLE OF CONTENTS


PART  I  -  FINANCIAL  INFORMATION
----------------------------------


                                                                         Page
                                                                         ----
Item  1.     Financial  Statements  (unaudited):

Condensed  Consolidated  Balance  Sheet                                    3
   as  of  September  30,  2003

Condensed  Consolidated  Statements  of  Operations                        4
   for  the  Nine  Months and the Three Months Ended
   September 30, 2003 and 2002

Condensed  Consolidated  Statements  of  Cash  Flows                       5
   for  the  Nine  Months  Ended  September  30,  2003  and  2002

Consolidated Statement of Stockholders' Equity for the Nine Months         6
   Ended September 30, 2003

Notes  to  Condensed  Consolidated  Financial  Statements                  7-8

Item  2.     Management's  Discussion  and  Analysis  of                   8
               Financial Condition and Results  of  Operations

Item  3.     Controls  and  Procedures                                     13


PART  II  -  OTHER  INFORMATION
-------------------------------


Item  1:     Legal  Proceedings                                            13

Item  2:     Changes  in  Securities  and  Use of Proceeds                 13

Item  3:     Defaults  upon  Senior  Securities                            13

Item  4:     Submission  of  Matters  to  Vote  of  Security  Holders      13

Item  5:     Other  Information                                            13

Item  6.     Exhibits and Report on Form 8-K                               13

Signatures                                                                 14

Certifications
                                       2

 PART  I  -  FINANCIAL  INFORMATION
 ----------------------------------

ITEM  1.                 FINANCIAL  STATEMENTS

                         PEOPLEVIEW, INC. AND SUBSIDIARY
                      CONSOLIDATED BALANCE SHEET - UNAUDITED
                               SEPTEMBER 30, 2003




ASSETS
CURRENT ASSETS:
   Cash . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   869,623
   Accounts receivable, net of allowance for doubtful account
      of $25,000. . . . . . . . . . . . . . . . . . . . . . .      217,029
   Prepaid and other current assets . . . . . . . . . . . . .       20,914
                                                               ------------
          Total current assets. . . . . . . . . . . . . . . .    1,107,566


PROPERTY AND EQUIPMENT, net of accumulated
 depreciation and amortization. . . . . . . . . . . . . . . .      503,957

INTANGIBLE AND OTHER ASSETS . . . . . . . . . . . . . . . . .      186,879
                                                               ------------
                                                               $ 1,798,402
                                                               ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Line of credit and note payable. . . . . . . . . . . . . .  $    60,146
   Current portion of long-term debt. . . . . . . . . . . . .       18,722
   Accounts payable and accrued expenses. . . . . . . . . . .      550,998
   Deferred revenue . . . . . . . . . . . . . . . . . . . . .        3,184
                                                               ------------
          Total current liabilities . . . . . . . . . . . . .      633,050

   Long-term debt, excluding current portion. . . . . . . . .          722

STOCKHOLDERS' EQUITY:
   Preferred stock, par value at $0.001, 10,000,000 shares
    authorized, none issued and outstanding . . . . . . . . .            -
   Common stock, par value at $0.001, 100,000,000 shares
    authorized, 25,036,746 shares issued and outstanding. . .       25,037
   Additional paid-in capital . . . . . . . . . . . . . . . .    9,813,091
   Accumulated deficit. . . . . . . . . . . . . . . . . . . .   (8,673,498)
                                                              -------------
          Total stockholders' equity. . . . . . . . . . . . .    1,164,630
                                                              -------------
                                                               $ 1,798,402
                                                              =============



                        PEOPLEVIEW, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                   THREE MONTHS                NINE MONTHS

                               ENDED SEPTEMBER 30         ENDED SEPTEMBER 30

                                2003         2002          2003          2002
                           ------------  -----------  ------------  -----------
REVENUES . . . . . . . . . $   309,094   $  902,123   $ 1,203,284   $ 2,039,948

COST OF REVENUES . . . . . . . 292,980      224,615       695,190       706,258
                           ------------  -----------  ------------  -----------
GROSS PROFIT . . . . . . . . . .16,114      677,508       508,094     1,333,690

OPERATING EXPENSES:
   Sales and marketing . . . . 385,969      253,194     1,175,033     1,005,877
   Research and development. . 208,691       90,485       477,364       297,023
   General and administrative
    expenses . . . . .         370,499      272,490     1,208,535     1,168,585
                           ------------  -----------  ------------  -----------
INCOME (LOSS) FROM OPERATIONS (949,045)      61,339    (2,352,838)   (1,137,795)

OTHER INCOME (EXPENSE):
   Recovery of bad debts . .        87            -       158,471             -
   Interest expense. . . . .    (1,848)     (24,158)      (14,168)      (53,376)
   Interest income . . . . .     2,093           17         2,796           443
   Gain (loss) on disposal
    of fixed assets . . .            -       (1,362)       (3,518)       (1,362)
                           ------------  -----------  ------------  ------------
      Total other income
       (expense) . . . . .         332      (25,503)      143,581       (54,295)
                           ------------  -----------  ------------  ------------
INCOME (LOSS) BEFORE
PROVISION FOR INCOME TAXES.   (948,713)      35,836    (2,209,257)   (1,192,090)

INCOME TAXES . . . . . . .           -            -          (800)         (800)
                           ------------  -----------  ------------  ------------
NET INCOME (LOSS). . . . . $  (948,713)  $   35,836   $(2,210,057)  $(1,192,890)
                           ============  ===========  ============  ============


NET LOSS PER SHARE -
    BASIC. . . . . . . . . $     (0.04)  $     0.00   $     (0.12)  $     (0.15)
                           ============  ===========  ============  ============
    DILUTED. . . . . . . . $     (0.04)  $     0.00   $     (0.12)  $     (0.15)

                           ============  ===========  ============  ============

NUMBER OF WEIGHTED AVERAGE SHARES -
    BASIC. . . . . . . . . 23,254,845    8,162,292    17,988,056     8,004,777
                           ============  ===========  ============  ============
    DILUTED. . . . . . . . 23,254,845    9,573,162    17,988,056     8,004,777
                           ============  ===========  ============  ============

                        PEOPLEVIEW, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS



                                             Nine Months Ended September 30
                                             ------------------------------
                                                 2003               2002
                                                ------             ------
Cash Flows used for operating
 activities

Net loss                                  $  (2,210,057)      $  (1,192,890)

Adjustments to reconcile net
income to net cash used for
operating activities:
   Depreciation and amortization                150,242             182,264
   Loss on disposition of property
     and equipment                                3,518               1,362
   Interest expense                               9,405              51,149
   Expense for repricing of stock
     in private placement                        10,000                   -

Changes in assets and liabilities:
 (Increase) decrease in assets
  Accounts receivable                           142,652            (333,187)
  Prepaid and other current assets               46,300              14,489
  Other assets                                   (4,508)            (26,638)

Increase (decrease) in liabilities
  Accounts payable and accrued expenses         (16,735)            146,005
  Deferred revenues                             (49,506)             (2,179)
                                          --------------      --------------
    Net cash used for operating activities   (1,918,689)         (1,159,625)
                                          --------------      --------------

Cash flows used for investing activities:
  Purchases of property and equipment           (25,499)                  -
  Proceeds form sale of property
   and equipment                                    600             (17,880)
                                           -------------      --------------
Net cash used for investing activities          (24,899)            (17,880)
                                           -------------      --------------

Cash flows provided by
 financing activities:
  Principal proceeds from line of
  credit agreement                                    -             250,000
  Proceeds from notes payable                   (15,564)                  -
  Payments on note payable                            -              (1,451)
  Proceeds from issuance of common stock      2,508,411             514,311
  Issuance of common stock with stock
   subscription receivable                            -              54,950
                                          --------------      --------------
Net cash provided by financing activities     2,492,847             817,810
                                          --------------      --------------

Net decrease in cash and cash
  equivalents                                   549,259            (359,695)
Cash and cash equivalents, beginning of
  period                                        320,364             361,532
                                           -------------      --------------
Cash and cash equivalents, end of period      $ 869,623           $   1,837
                                           =============      ==============

Supplemental disclosure of cash flow
 information:

  Interest paid                                $  4,763            $  3,026

                                           =============      ==============
  Income tax paid                              $    800            $      -
                                           =============      ==============

Supplemental non-cash investing and
 financing activities:
Increase in line of credit from accrued
 interest payable                              $  5,174            $ 48,854
                                           =============      ==============
Receivable issued for sale of equipment        $  4,401            $      -
                                           =============      ==============

                        PEOPLEVIEW, INC. AND SUBSIDIARY

                  C0NSOLIDATED STATEMENTS OF STOCKHOLDRS EQUITY

                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

                                        Additional                  Total
                      Common stock       paid-in   Accumulated  stockholders
                      Shares    Amount   capital     deficit       equity
                    ---------- -------- ---------- -----------  -----------

Balance at December
 31, 2002           13,894,954 $ 13,895 $7,301,591 $(6,463,441) $   852,045

Issuance of common
 stock (unaudited)  11,141,792   11,142  2,497,269         -      2,508,411

Repricing of stock
 sold in private
 placement (unaudited)    -        -        10,000         -         10,000

Warrant issuance
 expense (unaudited)      -        -         4,231         -          4,231

Net loss (unaudited)      -        -          -    (2,210,057)   (2,210,057)
                    ---------- -------- ---------- -----------  -------------

Balance at
 September 30, 2003
 (unaudited)        25,036,746 $ 25,037 $9,813,091 $(8,673,498) $ 1,164,630
                    ========== ======== ========== ===========  =============

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                NINE MONTHS ENDED SEPTEMBER 30, 2003 (UNAUDITED)


1.     BASIS  OF  PRESENTATION


The accompanying unaudited condensed consolidated financial statements of PeopleView, Inc. and Subsidiary (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported net losses of $2,210,057 (unaudited) through September 30, 2003, and has an accumulated deficit of $8,673,498 (unaudited) since inception.

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

2.     NET  EARNINGS  PER  SHARE

Basic net earnings per share is based on the weighted average number of all common shares issued and outstanding, and is calculated by dividing net loss per share by the weighted average shares of common stock outstanding during the period. Common stock equivalents consist of 3,858,345 and 1,693,750 equity instruments at September 30, 2003 and 2002, respectively, and have not been included in the earnings per share computation for the nine months ended September 30, 2003 and 2002, as the amounts are anti-dilutive.

3.     OPTIONS

During the nine-month period ended September 30, 2003, the Company granted 1,482,500 options to employees to purchase common stock at an exercise price of $0.25 per share, which is equal to the market price on the date of grant. The options vest over four years. The Company accounts for options granted to employees under APB 25. If the Company had accounted for the options under SFAS 123 expense totaling $353,759 would be recognized over the next four years of service. The fair market value was determined using the Black Scholes pricing model. The assumptions used to calculated the fair market value are as follows: risk-free interest rate of 1.21%; estimated volatility of 198.97%; dividend yield of 0.0%; and expected life of the options of four years.

Had the Company accounted for the options under SFAS 123, the Company's net loss and net loss per share would have been increased to the proforma amounts indicated below for the nine months ended September 30, 2003:




Net loss:
  As reported . . . . . . . . . .  $ 2,210,057
  SFAS 123 compensation . . . . .       22,147
                                   -----------
  Pro forma . . . . . . . . . . .  $ 2,232,204
                                   ===========

Basic and diluted loss per share:
  As reported . . . . . . . . . .  $    (.12 )
  Pro forma . . . . . . . . . . .  $    (.12 )




4.     WARRANTS

In September 2003, the Company granted 1,098,179 warrants as part of the expense of the private placement (see Note 5) which is equal to 10% of the shares sold. The expense related to these warrants equals $617,753 and has been offset against the proceeds. The fair market value was calculated using the Black Scholes pricing model. The assumptions used to calculate the fair market value are as follows: risk-free interest rate of 1.24%; estimated volatility of 221.62%; dividend yield of 0.0%; and expected life of the options of one year.

5.     PRIVATE  PLACEMENT

The Company entered into an arrangement to sell stock through a private placement at $0.25 per share. As of September 30, 2003, 10,981,792 shares have been sold for net proceeds of $2,470,903.

6.     EMPLOYMENT  AGREEMENTS

During the year ended December 31, 2002 and during the nine months ended September 30, 2003, the Company entered into employment agreements with key management. The agreements called for the issuing of shares of stock to the individuals. In April 2003, the agreements have been amended whereby the Company will be giving the employees cash bonuses instead of the stock compensation. The employees utilized the proceeds to purchase stock in the private placement.



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


OVERVIEW

     PeopleView, Inc., a Nevada corporation ("PeopleView" or the "Company") is the parent corporation of e-Perception Technologies, Inc., a Delaware corporation. On May 15, 2003, shareholders of the Company approved the name change from E-Perception, Inc. to PeopleView, Inc.

Where appropriate, a reference to "PeopleView", the "Company," "we" or "our" includes PeopleView, Inc. and e-Perception Technologies, Inc.

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

     Using online assessments and professional consulting, PeopleView Insight Solutions provides information and insights that empower management to maximize organizational effectiveness, employee performance and workforce productivity, resulting in cost savings, high rates of retention, employee satisfaction and ultimately customer satisfaction. We market our products through three channels; our geographically dispersed direct sales force, strategic alliance partners and value-added resellers.

     We market our products primarily through our direct sales force and strategic alliance partners to companies across a wide variety of industries. The Company's sales team currently is comprised of three people, located in Southern California, and Baltimore. As of September 30, 2003, we provided our products and solutions to Dell Computer, Sharp HealthCare, StorageTek, Data Systems, United Technologies Corporation, Alignment Strategies, Hay Group, Irvine Company, Landmark Graphics, and Port of San Diego, among others.

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

We consider the following accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment:

-     Revenue  recognition;
-     allowance  for  doubtful  accounts;
-     accounting  for  income  taxes

You should refer to our Annual Report on Form 10-KSB filed on April 15, 2003 for a discussion of our critical accounting policies.

RESULTS  OF  OPERATIONS

FOR  THE  NINE  MONTH  PERIOD  ENDED  SEPTEMBER  30,  2003
----------------------------------------------------------

NET  REVENUE

Net revenue decreased $836,664 or 41 percent, to $1,203,284 in the current nine-month period of 2003, as compared to the same period in 2002. This decrease was primarily due to the reduction in business activity as the Company re-focused it efforts on three product offerings, a reduction and re-alignment of the Company's sales force and marketing activities. Approximately 100% of the Company's net revenue for the nine-month period of 2003 was derived from the sale of assessment tools in the area of human relations and development.

COST  OF  REVENUE

Cost of revenue consists of referral fees paid to third parties, operations overhead (including launching and deploying assessment surveys) and outsourced software development. Cost of revenue decreased by $11,068 to $695,190, or 58 percent of sales for the current nine-month period, as compared to $706,258, or 35 percent of sales, as compared to the same period in 2002. The decrease in cost of revenues was primarily due to the decrease in revenues.

RESEARCH  AND  DEVELOPMENT

Research and development expenses consist of personnel expenses and associated overhead. The Company's investment in research and development increased $180,341 to $477,364, or 40 percent of sales, for the current nine-month period, as compared to $297,023, or 15 percent of sales, as compared to the same period in 2002.

Costs incurred in the research and development of new software products are expensed as incurred. PeopleView expects research and development expenses to continue to increase in absolute dollars as the Company continues to invest in the enhancement of existing products and the development of new products.

SALES  AND  MARKETING

Sales and marketing expenses include salaries and expenses of sales and marketing personnel, advertising and promotion expenses, travel and entertainment, and other selling and marketing costs. Sales and marketing expenses increased by $169,156 to $1,175,033, or 98 percent of sales for the current nine-month period, as compared to $1,005,877, or 49 percent of sales as compared to the same period in 2002. This increase was primarily due to increases in marketing related expenses for advertisements and tradeshows. The drastic increase as a percentage of sales was due to the decrease in revenue for the same period.

GENERAL  AND  ADMINISTRATIVE

General and administrative expenses, which include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses, and other administrative costs, increased by $39,950 to $1,208,535 or 100 percent of sales for the current nine-month period, as compared to $1,168,585, or 57 percent of sales as compared to the same period in 2002. The increase was primarily due to an increase in legal expenses, office rents, and payroll cost. The drastic increase as a percentage of sales was due to the decrease in revenue for the same period.

OTHER  INCOME  (EXPENSE)

Other income and expense includes interest income and interest expense. Interest income is primarily derived from short-term interest-bearing securities and money market accounts. Interest expense for the current nine-month period of 2003 was $14,168 compared to $53,376 interest expense for the same period in 2002. Interest income for the nine-month period of 2003 was $2,796 compared to $443 for the same period in 2002, primarily due to an increase in the average balance of invested cash and short-term investments.

Recovery of bad debt relates to customer accounts that were written off as uncollectible in 2002 that were collected in the nine-month period ended September 30, 2003.

FOR  THE  THREE  MONTH  PERIOD  ENDED  SEPTEMBER  30,  2003
-----------------------------------------------------------

NET  REVENUE

Net revenue decreased $593,029, or 66 percent, to $309,094 in the third quarter of 2003, as compared to the same period in 2002. This decrease was primarily due to the reduction in business activity as the Company re-focused it efforts on three product offerings, and a reduction and re-alignment of the Company's sales force and marketing activities. Approximately 100% of the Company's net revenue for the third quarter of 2003 was derived from the sale of assessment tools in the area of human relations and development.

COST  OF  REVENUE

Cost of revenue consists of referral fees paid to third parties, operations overhead (including launching and deploying assessment surveys) and outsourced software development. Cost of revenue increased by $68,365 to $292,980, or 95 percent of sales for the current three-month period, as compared to $224,615, or 25 percent of sales for the third quarter of 2002. The increase in cost of revenues was primarily due to the increase in staffing in the operations department, together with additional cost incurred to support certain customers.

RESEARCH  AND  DEVELOPMENT

Research and development expenses consist of personnel expenses and associated overhead. The Company's investment in research and development increased $118,206 to $208,691, or 68 percent of sales for the current three-month period, as compared to $90,485, or 10 percent of sales for the third quarter of 2002. The increase in research and development is directly related to efforts in creating a new and improved version of product offerings.


Costs incurred in the research and development of new software products are expensed as incurred. PeopleView expects research and development expenses to continue to increase in absolute dollars as the Company continues to invest in the enhancement of existing products and the development of new products.

SALES  AND  MARKETING

Sales and marketing expenses include salaries and expenses of sales and marketing personnel, advertising and promotion expenses, travel and entertainment, and other selling and marketing costs. Sales and marketing expenses increased by $132,775 to $385,969, or 125 percent of sales for the current three month period, as compared to $253,194, or 28 percent of sales, for the third quarter of 2002. This increase was primarily due to increases in marketing related expenses for advertisements and tradeshows. The drastic increase as a percentage of sales was due to the decrease in revenue for the same period.


GENERAL  AND  ADMINISTRATIVE

General and administrative expenses, which include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses, and other administrative costs, increased by $98,009 to $370,499, or 120 percent of sales for the current three month period, as compared to $272,490, or 30 percent of sales, for the third quarter of 2002. The increase was primarily due to an increase in legal expenses, office rents, and payroll cost. The drastic increase as a percentage of sales was due to the decrease in revenue for the same period.

OTHER  INCOME  (EXPENSE)

Other income and expense includes interest income and interest expense. Interest income is primarily derived from short-term interest-bearing securities and money market accounts. Interest expense for the current three-month period of 2003 was $1,848 compared to $24,158 interest expense for the third quarter of 2002. Interest income for the current three-month period of 2003 was $2,093 compared to $17 for the same period in 2002, primarily due to an increase in the average balance of invested cash and short-term investments due to the capital infusion from the private placement.

Recovery of bad debt relates to customer accounts that were written off as uncollectible in 2002 that were collected during the three-month period ended September 30, 2003.


LIQUIDITY  AND  CAPITAL  RESOURCES

At September 30, 2003, our cash and cash equivalents and short-term investments were equal to $869,623. The Company's principal cash requirements are for operating expenses, including employee costs, funding of accounts receivable, capital expenditures and funding of the operations. The Company's primary sources of cash are from revenues and private placements of the Company's common stock.

During the current nine-month period of 2003, the Company used $1,918,689 for operating activities, as compared to $1,159,625 for the same period in 2002. The increase in cash use was primarily due to the decrease in revenues, and the increase in all expense categories.

On April 29, 2002, Avintaquin Capital, LLC, ("Avintaquin"), an affiliate of three of the Company's shareholders, provided the Company with a bridge loan in the original principal amount of $60,000. The bridge loan is secured by certain assets of the Company. The bridge loan bears interest at a rate of 12% per annum. On September 29, 2002, Avintaquin and the Company entered into an amendment to the bridge loan and extended the maturity date of the loan until April 29, 2003. On April 29, 2003, Avintaquin and the Company entered into an amendment to the bridge loan and extended the maturity date of the loan until December 31, 2003. In connection with the original amendment, and, as additional consideration for extending the bridge loan, the Company issued a warrant to Avintaquin for the purchase of 60,000 shares on the Company's common stock at an exercise price of $1.60 per share. This warrant has a term of four years. On December 31, 2002, the Company converted $10,000 of the principal balance outstanding to common stock of the Company. As of September 30, 2003, the outstanding balance on the bridge loan was $60,146 including principal and interest.

In March 2003, the Company initiated a private placement of its common stock, which opened at $0.25 per share. As of September 30, 2003, the Company closed the offering, selling 10,981,792 shares, with net proceeds of $2,470,903. The Company has been dependent upon the successful completion of this private placement. The Company will be dependent upon the successful completion of other financing activities, in order to operate its business over the next 12 months. Given the lack of the Company's current cash position, such external sources of financing will be critical to the Company's future operations. Our need for such additional financing depends in part on our future performance, which, in turn, is subject to general economic conditions, and business and other factors beyond our control. There can be no assurance that we would be able to obtain such financing, or that any financing would result in a level of net proceeds required.



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



PART  II  -  OTHER  INFORMATION
-------------------------------

ITEM  1.     LEGAL  PROCEDURES

None.

ITEM  2.     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

During the quarter covered by this report, the registrant sold 6,682,992 shares of its common stock at the sales price of $0.25 per share. The sales were part of a private placement of the registrants common shares, exempt from registration under Section 5 of the Securities Act of 1933 pursuant to Rule
506 promulgated under Regulation D.

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

(b)     Reports  on  Form  8-K
        ----------------------

     None

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PEOPLEVIEW,  INC.


Date:  November  12,  2003              By:     /s/     Joseph  Flynn
                                           ---------------------------
                                        Joseph  Flynn
                                        Chief  Executive  Officer
                                        (Principal  Executive  Officer)


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

Dated:  November 12, 2003


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

Dated:  November 12, 2003

 /s/ James P. Stapleton
------------------------------------

James P. Stapleton,
Chief Financial Officer
(Principal Financial Officer)