Form 10KSB
period 2003-12-31
PEOPLEVIEW INC
filed 2004-04-14
CIK 1011432

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                   FORM 10-KSB

[X] Annual report under Section 13 or 14(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003.

[ ]     Transition  report under Section 13 or 15(d) of the Securities Exchange
        Act  of  1934  for  the  transition  period  from          to


                        Commission File Number: 000-27507


                                PEOPLEVIEW, INC.
                 (Name of Small Business Issuer in its Charter)

          NEVADA                                        88-0350448
     (State  or  other  jurisdiction                   (I.R.S. Employer
     of  incorporation  or  organization)              Identification  No.)

     27130A Paseo Espada, Suite 1427, San Juan Capistrano, California 92675
     ----------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (949) 481-7550
                                 --------------
                           (Issuer's telephone number)

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's  revenues  for  the  year  ended  December  31,  2003  were $1,374,941.

The aggregate market value for the Issuer's voting stock held by non-affiliates of the Issuer based upon the $0.30 per share closing sale price of the Common Stock on April 8, 2004 as reported on the Over-the-Counter Bulletin Board, was approximately $11,675,437. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 8, 2004, Registrant had 41,508,351 shares of Common Stock outstanding.

Transitional  Small  Business  Disclosure  Format  (check  one):
     Yes     [  ]          No     [X]

                              PEOPLEVIEW, INC.
                         FORM 10-KSB ANNUAL REPORT


                            TABLE OF CONTENTS

                                                                     Page
                                  PART I

ITEM 1    Description of Business                                      3


ITEM 2    Description of Properties                                    5

ITEM 3    Legal Proceedings                                            5


ITEM 4    Submission of Matters to a Vote
          of Security Holders                                          5

                                PART II

ITEM 5    Market for Common Equity and Related
          Shareholder Matters                                          5

ITEM 6    Management's Discussion and Analysis
          or Plan of Operation                                         8

ITEM 7    Consolidated Financial Statements                            F1-F23

ITEM 8    Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure                       17

ITEM 8A   Controls and Procedures                                      17


                                PART III

ITEM 9    Directors, Executive Officers, Promoters and
          Control Persons: Compliance With Section 16(a)
          of the Exchange Act                                          18

ITEM 10   Executive Compensation                                       18

ITEM 11   Security Ownership of Certain Beneficial
          Owners and Management and Related Stockholders               18

ITEM 12   Certain Relationships and Related Party Transactions         18

ITEM 13   Exhibits and Reports on Form 8-K                             18

ITEM 14   Principal Accountant Fees and Services                       18

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

ITEM  1.     DESCRIPTION  OF  BUSINESS

INTRODUCTION

     PeopleView, Inc., a Nevada corporation (the "Company" or "PeopleView" or "we" or "our") is the parent corporation of: e-Perception Technologies, Inc., a Delaware corporation ("e-Perception Technologies"), which developed, marketed and supported web services for real-time Human Capital Management ("HCM"). PPVW Acquisition Company, a California corporation, was established to acquire entities.

     PeopleView, Inc. was incorporated in the State of Nevada on August 29, 1995. From its incorporation in August 1995 until January 2002, the Company had no significant operations.

     On January 9, 2002, e-Perception Technologies, Inc. completed a tender offer with Corporate Development Centers, Inc., a Nevada corporation ("CDC") that traded its common stock on the Over-the-Counter Bulletin Board. In connection with the tender offer, the stockholders of e-Perception Technologies received one (1) share of CDC common stock for each four (4) shares of e-Perception Technologies common stock they owned prior to the tender offer. As a result, e-Perception Technologies became a wholly owned subsidiary of CDC. CDC changed its name to e-Perception, Inc. In May 2003, the shareholders approved a name change to PeopleView, Inc. The Company is in the process of changing its name to Auxilio, Inc., subject to shareholder approval. The stock currently trades on the OTC Bulletin Board under the symbol, "PPVW.OB".

     On March 17, 2004, the Company entered into an agreement with Workstream, Inc. whereby the Company sold to Workstream the following: Accounts receivable, certain computer equipment, customer list, existing customer contracts, the PeopleView name, and the technology and product offerings that had been recently revised and improved, including ClimateSight(TM), SkillSight(TM), PerformanceSight(TM), ComplianceSight(TM) and HCM TOOLS(TM). Pursuant to this transaction, the Company is focusing its efforts in providing outsourced document management solutions. In May 2004, the Company will seek shareholder approval for a new Company name.

On April 1, 2004, one of the Company's subsidiaries, PPVW Acquisition Company, completed an acquisition of The Mayo Group. The Mayo Group provides outsourced financial and business processes for image management in healthcare.

Pursuant to the two transactions completed in March and April 2004, the current business operations of PeopleView are that of The Mayo Group.

     Where appropriate, references to "PeopleView", the "Company," "we" or "our" include PeopleView, Inc., e-Perception Technologies, Inc., and PPVW Acquisition Company, Inc.

     Our  executive  offices are located at 27130A Paseo Espada, Suite 1427, San
Juan  Capistrano,  CA.   Our  Web  site  is  located  at  www.peopleview.net

     For the fiscal year ended December 31, 2003, and including the period from January 1, to March 31, 2004, PeopleView developed, marketed and supported web based assessment and reporting tools and provides consulting services that enable companies to manage their Human Capital Management (HCM) needs in real-time. Companies ranging in size from 50 person firms to Fortune 500 companies implemented our solutions in order to have deep insight into their human capital assets.

Operations from April 1, 2004 will be the operations of The May Group, which provides outsourced financial and business processes for image management in healthcare.


GENERAL

     Our  common  stock  is  currently  listed  on the Over-the-Counter Bulletin
Board.

PRINCIPAL  PRODUCTS  OR  SERVICES

      On  April  1,  2004,  one  of the Company's subsidiaries, PPVW Acquisition
Company, completed an acquisition of The Mayo Group. The Mayo Group provides outsourced financial and business processes for image management in healthcare.


COMPETITION

     The image management business segment is highly competitive, and there currently are only minor economic barriers to entry into any of them. We face competition from many other companies offering document and image management, in addition to document and image processing. Some of our competitors have access to greater resources and capital than are currently available to us.



INTELLECTUAL  PROPERTY

     The Company has not applied for or been granted any patents with respect to its technology, or processes, as related to document and image management, in addition to document and image processing.

GOVERNMENT  REGULATION

     We are subject to federal, state and local regulations concerning the environment, occupational safety and health standards. We have not experienced significant difficulty in complying with such regulations and compliance has not had a material effect on our business or our financial results.

RESEARCH  AND  DEVELOPMENT

     Historically, our research and development organization was responsible for product architecture, core technology, product testing and quality assurance and ensuring the compatibility of our products with leading hardware platforms, operating systems and database systems. In addition, that organization supports some pre-sale and customer support activities. In 2003, we incurred research and development expenses of $659,910. In 2002, we incurred research and development expenses of $396,077. The majority of our research and development organization was outsourced to Prosys, Inc., a New Dehli based software development firm. In addition our product development was outsourced to J. Joseph Inc., a Nevada based technology consulting firm. Commencing April 1, 2004, with the focus on document and image management, in addition to document and image processing, we anticipate no research and development expenses will be incurred.

EMPLOYEES

     As of December 31, 2003, we had nine (9) full-time employees. Of these employees, five (5) were engaged in sales and marketing, two (2) were engaged in professional services/project management and two (2) were engaged in finance and administration. None of our employees are represented by a labor union or a collective bargaining agreement. We have not experienced any work stoppages and consider our relations with our employees to be good. As of April 1, 2004, we had 22 employees. Of these employees, ten (10) are engaged in sales and marketing, eight (8) are engaged in professional services/project management and four (4) were engaged in finance and administration.



ITEM  2.     DESCRIPTION  OF  PROPERTIES

     Commencing April 1, 2004, we have operations in three locations. In San Juan Capistrano, California, we lease approximately 2,900 square feet of office space in one building to support sales and marketing. The lease terminates on October 31, 2004. In Los Angeles, California, we lease approximately 12,000 square feet of warehouse space in one building for inventory, and storage. The lease terminates on July 31, 2006. In Glendale, California, we sub-lease approximately 8,836 square feet of office space in one building to support sales, marketing, and administration. The sub-lease terminates on July 30, 2005. These locations provide more than enough space required for our current operations.


ITEM  3.     LEGAL  PROCEEDINGS

     From time to time, we may become involved in litigation relating to claims arising from our ordinary course of business. We are aware of no claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on us.


ITEM  4.          SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None

                                     PART II

ITEM  5.     MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED SHAREHOLDER
MATTERS

     The Company's common stock currently trades on the Over-the-Counter Bulletin Board, under the trading symbol of "PPVW.OB". The Company had lost its trading symbol in or about September 1999. The Company was re-listed on the Over-the-Counter Bulletin Board on November 29, 2001. In January 2002, the Company changed its stock symbol to "EPER.OB". In June 2003, the Company changed its stock symbol to "PPVW.OB". Because we are listed on the Over-the-Counter Bulletin Board, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a NASDAQ market or other exchange.

The following table sets forth for each quarter during fiscal years 2003 and 2002 the high and low bid quotations for the Common Stock as reported by NASDAQ.




QUARTER                                 LOW   HIGH
-------------------------------------  -----  -----
 January 1, 2002-March 31, 2002  .. .  $3.25  $4.00
 April 1, 2002-June 30, 2002  . . . .  $2.80  $3.80
 July 1, 2002-September 30, 2002  . .  $2.30  $3.25
 October 1, 2002-December 31, 2002  .  $2.00  $3.25
 January 1, 2003-March 31, 2003  .. .  $0.33  $2.55
 April 1, 2003-June 30, 2003  . . . .  $0.33  $1.01
 July 1, 2003-September 30, 2003  . .  $0.25  $0.80
 October 1, 2003-December 31, 2003  .  $0.45  $0.65

     On March 12, 2004, the Company had approximately 268 stockholders of record.

     To date, no dividends have been declared or paid on any capital stock of the Company, and the Company does not anticipate paying any dividends in the foreseeable future.

EQUITY  COMPENSATION  PLAN  INFORMATION

     The following table provides certain information as of December 31, 2003 with respect to the Company's equity compensation plans under which equity securities of the Company are authorized for issuance.




                                            NUMBER OF          WEIGHTED         NUMBER OF
                                        SECURITIES TO BE   AVERAGE EXERCISE    SECURITIES
                                           ISSUED UPON         PRICE OF         REMAINING
                                           EXERCISE OF        OUTSTANDING     AVAILABLE FOR
                                           OUTSTANDING         OPTIONS,          FUTURE
                                        OPTIONS, WARRANTS    WARRANTS AND       ISSUANCES
                                        -----------------  -----------------
PLAN                                       AND RIGHTS           RIGHTS         UNDER PLAN
--------------------------------------  -----------------  -----------------  -------------
Equity compensation plans approved
      by security holders(1):. . . . .          2,144,250  $            0.41      2,255,750
Equity compensation plans not approved
       by security holders(2): . . . .          1,532,845  $            0.43              -
                                        -----------------                     -------------
     Total . . . . . . . . . . . . . .          3,677,095                         2,255,750
                                        =================                 =================



(1)     These  plans  consist  of the 2000 Stock Option Plan, 2001 Stock Options
        Plan,  and  the  2003  Stock  Incentive  Plan.
(2)     Warrants  and  rights.

     In July 2003, the Company opened a private placement of its common stock, at $0.25 per share. This private placement was completed by September 30, 2003. A total of 10,981,792 shares had been sold for net proceeds of $2,470,903.

The Company completed a private placement of its common stock on January 15, 2003. As of December 31, 2002, the Company sold 988,163 shares of common stock (as of January 15, 2003, the closing of the offering, the Company sold a total of 1,028,163 shares of common stock in this offering) at a purchase price of $1.00 per share. The Company decided to re-price the shares sold in this offering because of the Company's inability to meet the revenue projections described to investors in the offering. The Company re-priced the common stock sold in the offering to $0.25 per share (the "Re-pricing"). The Company gave each purchaser the election to either rescind his investment, or accept four shares of common stock for each share purchased in the offering. Four investors elected to rescind their investment, totaling 68,000 shares, for $68,000. After the re-pricing, and after the rescission, as of December 31, 2002, $920,163 had been collected, resulting in an additional 2,760,489 shares were issued and therefore 3,680,652 total shares sold.

     On April 29, 2002, Avintaquin Capital, LLC ("Avintaquin"), an affiliate of three of the Company's shareholders (one of whom is a director and one of whom is a former director), provided the Company with a bridge loan of $60,000, which has been extended, maturing on April 29, 2004, and which was initiated in anticipation of the closing of a private placement of the Company's common stock. The bridge loan has an interest rate of 12% per annum and is secured by a first-priority lien on the Company's assets. As additional consideration for the bridge loan, Avintaquin received a warrant to purchase 60,000 shares at a purchase price equal to 80% of the price per share of the common stock sold in the Company's next round of financing. The warrant is exercisable for three years from the date of issuance. On December 30, 2002, Avintaquin agreed to convert $10,000 of indebtedness under this loan in exchange for 10,000 Units, on the terms and conditions described above.

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

     Avintaquin served as a member of the selling group in connection with the private placement of the Company's common stock that closed on September 30, 2003. Based upon the number of shares issued in this offering, Avintaquin received 86,200 warrants in connection with the placement of 862,000, shares of the Company's common stock. The warrants have an exercise price equal to 100% of the private placement offering price, and have a term of three years. The warrants had a fair market value of $21,286, which was included as part of the offering cost of the private placement. The fair value of the warrants was determined using the Black-Scholes option-pricing model, with the following assumptions: (i) no expected dividends, (ii) a risk free interest rate of 1.45%,
(iii)  expected volatility of 288.36%, and (iv) an expected life of three years.

     World in Motion, an affiliate of one of Company's shareholders served as a member of the selling group in connection with the private placement of the Company's common stock that closed on September 30, 2003. Based upon the number of shares issued in this offering, World in Motion received 46,000 warrants in connection with the placement of 460,000, shares of the Company's common stock. The warrants have an exercise price equal to 100% of the private placement offering price, and have a term of three years. The warrants had a fair market value of $11,359, which was included as part of the offering cost of the private placement. The fair value of the warrants was determined using the Black-Scholes option-pricing model, with the following assumptions: (i) no expected dividends,
(ii) a risk free interest rate of 1.45%, (iii) expected volatility of 288.36%, and (iv) an expected life of three years.

     General Pacific Partners, an affiliate of one of the Company's shareholders (who is a current director), served as a member of the selling group in connection with the private placement of the Company's common stock that closed
on September 30, 2003. Based upon the number of shares issued in this offering, General Pacific Partners received 280,780 warrants in connection with the placement of 2,807,800, shares of the Company's common stock. The warrants have an exercise price equal to 100% of the private placement offering price, and have a term of three years. The warrants had a fair market value of $69,335, which was included as part of the offering cost of the private placement. The fair value of the warrants was determined using the Black-Scholes option-pricing model, with the following assumptions: (i) no expected dividends,
(ii) a risk free interest rate of 1.45%, (iii) expected volatility of 288.36%, and (iv) an expected life of three years.

Ray Gerrity, a director, served as a member of the selling group in connection with the private placement of the Company's common stock that closed on September 30, 2003. Based upon the number of shares issued in this offering, Mr. Gerrity received 9,000 warrants in connection with the placement of 90,000, shares of the Company's common stock. The warrants have an exercise price equal to 100% of the private placement offering price, and have a term of three years. The warrants had a fair market value of $2,222, which was included as part of the offering cost of the private placement. The fair value of the warrants was determined using the Black-Scholes option-pricing model, with the following assumptions: (i) no expected dividends, (ii) a risk free interest rate of 1.45%,
(iii)  expected volatility of 288.36%, and (iv) an expected life of three years.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In addition to historical information, the statements set forth below include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include statements regarding potential strategic collaborations, future capital needs and funding requirements, product development plans, and market assessments. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. These risks and uncertainties include:

-     General  economic  and  business  conditions;
-     Industry  trends;
- Our overall market penetration and competition from providers of alternative products and services;
-     Our  actual  funding  requirements;
-     Availability,  terms  and  deployment  of  capital.


OVERVIEW


     For the fiscal year ended December 31, 2003, and including the period from January 1, to March 31, 2004, PeopleView developed, marketed and supported web based assessment and reporting tools and provides consulting services that enable companies to manage their Human Capital Management (HCM) needs in real-time. Companies ranging in size from 50 person firms to Fortune 500 companies implemented our solutions in order to have deep insight into their human capital assets.

     Operations from April 1, 2004 will be the operations of The Mayo Group, which provides outsourced financial and business processes for image management in healthcare.


APPLICATION  OF  CRITICAL  ACCOUNTING  POLICIES

     Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, investments, intangible assets, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We consider the following accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment:

-     Revenue  recognition
-     Accounts  receivable  valuation  and  related  reserves
-     Valuation  of  fixed  assets
-     Accounting  for  income  taxes
-     Impairment  of  intangible  assets

See disclosures in Note 1 of the financial statements for the Company's accounting policies and procedures.


RESULTS  OF  OPERATIONS

FOR  THE  FISCAL  YEAR  ENDED  DECEMBER  31,  2003
--------------------------------------------------

NET  REVENUE

     Net revenue decreased $1,046,924 or 43 percent, to $1,374,941 for the fiscal year ended December 31, 2003, as compared to the same period in 2002. This decrease was primarily due to the reduction of the Company's internal sales force, limited business from new customers, and the failure to retain certain existing customer renewals.

COST  OF  REVENUE

     Cost of revenue consists of referral fees paid to third parties, operations overhead (including launching and deploying assessment surveys), outsourced trainers and outsourced software development. Cost of revenue decreased by $187,460 to $778,720, or 57 percent of sales for the fiscal year ended December 31, 2003, as compared to $966,180, or 40 percent of sales in the same period in 2002. This decrease was primarily due to the decrease in revenue. The increase as a percentage of sales was pursuant to an increase in outsourced services.

RESEARCH  AND  DEVELOPMENT

     Research and development expenses consist of personnel expenses and associated overhead. The Company's investment in research and development increased $263,833 to $659,910, or 48 percent of sales for the fiscal year ended December 31, 2003, as compared to $396,077, or 16 percent of sales in the same period in 2002. The increase was primarily attributable to new product enhancements and new product development.

     Costs incurred in the research and development of new software products are expensed as incurred. PeopleView expects research and development expenses to continue to decrease in absolute dollars as the

Company is in the final stage of
completing the enhancement of existing products and the development of new products.

SALES  AND  MARKETING

     Sales and marketing expenses include salaries and expenses of sales and marketing personnel, advertising and promotion expenses, travel and entertainment, and other selling and marketing costs. Sales and marketing expenses increased by $340,224 to $1,515,116, or 110 percent of sales for the fiscal year ended December 31, 2003, as compared to $1,174,892, or 48 percent of sales in the same period in 2002. This increase was primarily due to a marketing and promotional campaign. Pursuant to a lack of results, all efforts related to the marketing campaign ceased during the fourth quarter of 2003.

GENERAL  AND  ADMINISTRATIVE

     General and administrative expenses, which include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses, and other administrative costs, decreased by $356,106 to $1,241,562 or 90 percent of sales for the fiscal year ended December 31, 2003, as compared to $1,597,668 or 66 percent of sales in the same period in 2002. The decrease was primarily due to a decrease in staffing.

     In December 2003, pursuant to the Company's decision to focus its efforts on developing the new HCM Tools offering, the Company recorded impairment for the value of all non HCM Tools related software, software licenses, in the amount of $101,720 as discussed in the loss on disposal of assets

OTHER  INCOME  (EXPENSE)

     Other income and expense includes interest income net of interest expense. Interest income is primarily derived from short-term interest-bearing securities and money market accounts. Interest expense for the fiscal year ended December 31, 2003 was $16,088 compared to $85,706 for the same period in 2002, primarily due to a decrease in borrowings during the year. Interest income for the fiscal year ended December 31, 2003 was $3,772 compared to $652 for the same period in 2002, primarily due to an increase in the average balance of invested cash and short-term investments.

REPRICING  OF  PRIVATE  PLACEMENT

     The Company decided to reprice the shares sold in the June 2002 Private Placement offering because of the Company's inability to meet the revenue projections described to investors in the offering. The Company re-priced the common stock sold in the offering to $0.25 per share (the "Re-pricing"). The
Company gave each purchaser the election to either rescind his investment, or accept four shares of common stock for each share purchased in the offering. The re-pricing resulted in a total expense being recognized in the amount of $720,122 as determined by taking the new price times the number of shares originally issued.

LOSS  ON  DISPOSAL  OF  FIXED  ASSETS

     During the year ended December 31, 2003, the Company recognized loss on disposal of fixed assets of $442,142 relating to its non HCM tools software solution and related assets. Due to competitive forces, the Company determined to focus efforts on the new HCM tools offering.

LOSS  FROM  OPERATIONS

     During the fiscal year ended December 31, 2003, we sustained a net loss in the amount of $3,405,020. A portion of that loss, in the amount of $442,142, was due to the loss on disposal of fixed assets.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At December 31, 2003, our cash was equal to $226,398. The Company's principal cash requirements are for operating expenses, including employee costs, funding of accounts receivable, capital expenditures and funding of the operations. The Company's primary sources of cash had been from private placements of the Company's common stock.

     The March 2004 sale of HCM Tools to Workstream provided the Company with $300,000, of which $50,000 was being held back for any unforeseen expenses. Pursuant to the sale of HCM tools, the Company no longer has product offerings to  produce  a  source  of  revenue  related to its historical business efforts.

The Company's ability to generate any future revenue will be directly related to its efforts in operating the business of The Mayo Group. On March 18, 2004, the Company entered into a letter of intent to purchase The Mayo Group. The Mayo Group provides document management services to customers in Southern
California.   The  Company  completed  the  transaction  on  April  1,  2004.

To provide working capital to complete the transaction with The Mayo Group, on March 5, 2004, the Company commenced a private placement of up to 5,000,000 shares of its common stock to certain existing shareholders, at a price of $0.10 per share. As of March 31, 2004, the Company had sold 3,666,500 shares, collecting $366,650. Each share will be restricted from re-sale for a period of two years. The Company has been dependent upon the successful completion of this private placement. The Company will be dependent upon the successful completion of other financing activities, in order to operate its business over the next 12 months. Given the lack of the Company's current cash position, such external sources of financing will be critical to the Company's future operations. Our need for such additional financing depends in part on our future performance, which, in turn, is subject to general economic conditions, and business and other factors beyond our control. There can be no assurance that we would be able to obtain such financing, or that any financing would result in a level of net proceeds required.

     During the fiscal year ended December 31, 2003, the Company used $2,563,144 for operating activities, as compared to $1,227,585 for the same period in 2002. The increase in cash use was primarily due to an overall increase in expenses, and a decrease in revenues, and associated accounts receivable.

     On April 29, 2002, Avintaquin Capital, LLC, ("Avintaquin"), an affiliate of three of the Company's shareholders, provided the Company with a bridge loan in the original principal amount of $60,000. The bridge loan is secured by certain assets of the Company. The bridge loan bears interest at a rate of 12% per annum. On June 29, 2002, Avintaquin and the Company entered into an amendment to the bridge loan and extended the maturity date of the loan until April 29, 2004. In connection with this amendment, and, as additional consideration for extending the bridge loan, the Company issued a warrant to Avintaquin for the purchase of 60,000 shares on the Company's common stock at an exercise price of $1.60 per share. This warrant has a term of four years. On December 31, 2002, the Company converted $10,000 of the principal balance outstanding to common stock of the Company. As of December 31, 2003, the outstanding balance on the bridge loan was $61,983 including principal and interest.

The Company completed a private placement of its common stock on January 15, 2003. As of December 31, 2002, the Company sold 920,163 shares of common stock (as of January 15, 2003, the closing of the offering, the Company sold a total of 1,080,163 shares of common stock in this offering) at a purchase price of $1.00 per share. The Company decided to re-price the shares sold in this offering because of the Company's inability to meet the revenue projections described to investors in the offering. The Company re-priced the common stock sold in the offering to $0.25 per share (the "Re-pricing"). The Company gave each purchaser the election to either rescind his investment, or accept four shares of common stock for each share purchased in the offering. Four investors elected to rescind their investment, totaling $68,000. After the re-pricing, and after the rescission, as of December 31, 2002, $920,163 had been collected, resulting in 3,680,652 shares sold.

     In March 2003, the Company initiated a new private placement of its common stock, which opened at $0.25 per share. As of September 30, 2003, the Company closed the offering, selling 10,981,792 shares, with net proceeds of $2,470,903. The Company has been dependent upon the successful completion of this private placement. The Company will be dependent upon the successful completion of other financing activities, in order to operate its business over the next 12 months. Given the lack of the Company's current cash position, such external sources of financing will be critical to the Company's future operations. Our need for such additional financing depends in part on our future performance, which, in turn, is subject to general economic conditions, and business and other factors beyond our control. There can be no assurance that we would be able to obtain such financing, or that any financing would result in a level of net proceeds required.

At December 31, 2003, we had cash totaling $226,398. This cash position is sufficient to sustain the business operations of the Company for approximately three months. We expect that we will need additional equity capital in order to sustain the business operations of the Company over the next 12 months.

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

CONTRACTUAL  OBLIGATIONS  AND  CONTINGENT  LIABILITIES  AND  COMMITMENTS

     The Company has no significant contractual obligations, or contingent liabilities and commitments. The Company has no off-balance sheet transactions, derivatives or similar instruments and is not a guarantor of any third-party debt or other financial obligations.


FACTORS  THAT  MAY  AFFECT  FUTURE  RESULTS

     Certain statements contained in this Annual Report on Form 10-KSB, including, without limitation, statements containing the words "believes," "anticipates," "estimates," "intends," "expects" and words of similar import, constitute forward-looking statements within the meaning of the Private Securities Reform Act of 1995. Actual results could vary materially from those expressed in those statements. If any of the following risks actually occurs, our business, financial condition or operating results could be materially adversely affected. The risks set forth below are not the only risks facing us. Additional risks and uncertainties not presently known to us, or that we currently see as immaterial, may also harm our business.

WE  ARE  A  NEW  COMPANY  WITH  UNDER  THREE  YEARS  OF  OPERATING  HISTORY

Our business was incorporated in March 2000, and we have commenced operations and introduced products and services, yielding a total of $1.374 million in revenues through December 31, 2001, $2.422 million for the fiscal year ended December 31, 2002, and $1.375 million for the fiscal year ended December 31, 2003. Because we have had only a limited operating history on which to base an evaluation of our business and prospects, any investment decision must be considered in light of the risks and uncertainties encountered by companies in the early stages of development. Such risks and uncertainties are frequently more severe for those companies operating in new and rapidly evolving markets.

During March and April of 2004, we entered into two transactions which changed the future expected revenue opportunities. The future revenue opportunity is focused on providing outsourced financial and business processes for image management in healthcare. We have no operating history on which to base an evaluation of our business and prospects, any investment decision must be considered in light of the risks and uncertainties encountered by companies in the early stages of development. Such risks and uncertainties are frequently more severe for those companies operating in new and rapidly evolving markets.

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

     The Company experienced a net operating loss of approximately $2.490 million for the fiscal year ended December 31, 2002, and a net operating loss of approximately $3.405 million for the fiscal year ended December 31, 2003. There can be no assurances that the Company will be able to operate profitably in the future. In the event that the Company is not successful in implementing its business plan, the Company will require additional financing in order to succeed. There can be no assurance that additional financing will be available now or in the future on terms that are acceptable to the Company. If adequate funds are not available or are not available on acceptable terms, the Company may be unable to develop or enhance its products and services, take advantage of future opportunities or respond to competitive pressures, all of which could have a material adverse effect on the Company's business, financial condition or operating results.


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

     To execute our growth plan we must attract and retain highly qualified personnel. We need to hire additional personnel in virtually all operational areas, including sales, marketing, operations and technical support, customer service and administration. Competition for these personnel is intense. We cannot assure you that we will be successful in attracting and retaining qualified personnel. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Many of the companies we compete against for experienced personnel have greater resources than us. If we fail to attract new personnel or retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

THE MARKET MAY NOT ACCEPT OUR PRODUCTS/SERVICES AND OUR PRODUCTS/SERVICES MAY NOT ADDRESS THE MARKET'S REQUIREMENTS.

     Our products/services are targeted to the healthcare market, a market in which there are many competing service providers. Accordingly, the demand for our products and services is very uncertain. The market may not accept our products/services. Even if our products/services achieve market acceptance, our products/services may fail to address the market's requirements adequately.

IF  WE FAIL TO PROVIDE SERVICES, OUR REVENUES AND PROFITABILITY WOULD BE HARMED.

     Our services are integral to the successful deployment of our solutions. If our services organization does not effectively implement and support our customers, our revenues and operating results would be harmed.

IF  WE FAIL TO PROVIDE SERVICES, OUR REVENUES AND PROFITABILITY WOULD BE HARMED.

     Our services are integral to the successful deployment of our solutions. If our services organization does not effectively implement and support our customers, our revenues and operating results would be harmed.


WE NEED ADDITIONAL FINANCING TO MAINTAIN AND EXPAND OUR BUSINESS, FINANCING MAY NOT BE AVAILABLE ON FAVORABLE TERMS, IF AT ALL.

     We will need additional funds to expand or meet all of our operating needs. We cannot be certain that it will be available on favorable terms, if at all. Further, if we issue equity securities, stockholders will experience additional dilution and the equity securities may have seniority over our common stock. If we need funds and cannot raise them on acceptable terms, we may not be able to:
-     Develop  or  enhance  our  products/services.
-     Take  advantage  of  future  opportunities.
-     Respond  to  customers  and  competition.


WE  MUST  MANAGE  GROWTH  TO  ACHIEVE  PROFITABILITY.

     To be successful, we will need to implement additional management information systems, develop further our operating, administrative, financial and accounting systems and controls and maintain close coordination among our executive, accounting, finance, marketing, sales and operations organizations. Any failure to manage growth effectively could materially harm our business.

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

FUTURE SALES OF RESTRICTED SHARES COULD ADVERSELY AFFECT THE PRICE OF OUR COMMON STOCK AND LIMIT OUR ABILITY TO COMPLETE ADDITIONAL FINANCING.

     Although our shares are currently trading on the OTC Bulletin Board, the volume of trading of our common stock and the number of shares in the public float are small. Sales of a substantial number of shares of our common stock into the public market in the future could materially adversely affect the prevailing market price for our common stock. In connection with our acquisition of our Delaware subsidiary, we issued 6,872,314 shares of common stock, all of which became eligible for resale pursuant to Rule 144 of the Securities Act in early 2003. Such a large "over-hang" of stock eligible for sale in the public market, including shares of common stock offered pursuant to this Memorandum which may become eligible for resale in the future, may have the effect of depressing the price of our common stock, and make it difficult or impossible for us to obtain additional debt or equity financing.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not  applicable.

ITEM  8A     CONTROLS  AND  PROCEDURES

     Disclosure controls are procedures that are designed with an objective of ensuring that information required to be disclosed in PeopleViews' periodic reports filed with the SEC, such as this Annual Report on Form 10-KSB, is recorded, processed, summarized and reported within the time periods specified by the SEC. Disclosure controls are also designed with an objective of ensuring that such information is accumulated and communicated to PeopleViews' management, including the CEO and CFO, in order to allow timely consideration regarding required disclosures.

     The evaluation of PeopleViews' disclosure controls by the CEO and CFO included a review of the controls' objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Annual Report. PeopleViews' management, including the CEO and CFO, does not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, projections of any evaluation of the disclosure controls and procedures to future periods are subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Based on their review and evaluation as of the date of this statement, and subject to the inherent limitations all as described above, PeopleViews' Chief Executive Officer and Chief Financial Officer have concluded that PeopleViews' disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective. They are not aware of any significant changes in PeopleViews' disclosure controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The information to be set forth under the captions "Executive Officers" and "Proposal No. 1: Election of Directors" in the Company's Proxy Statement to be filed in April 2004 for the Annual Meeting of Stockholders to be held in 2004 (the "Proxy Statement"), is incorporated herein by reference.

The Company has adopted a code of ethics, which applies to all members of management. A copy is attached as an exhibit.

ITEM  10.     EXECUTIVE  COMPENSATION

     The information to be set forth under the caption "Executive Compensation and Related Information" in the Proxy Statement is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS.

     The information to be set forth under the caption "Security ownership of certain beneficial owners and management and related stockholders" in the Proxy Statement is incorporated herein by reference.


ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

     The information to be set forth under the caption "Transactions with Related Parties" in the Proxy Statement is incorporated herein by reference.

ITEM  13.          EXHIBITS  AND  REPORTS  ON  FORM  8-K.

Exhibits.

14.1      Code  of  Ethics

31.1 Certification of CEO pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

31.2 Certification of CFO pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

32.1 Certification of CEO and CFO pursuant to 18 U.S.C. section 1350, as Adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.


Reports  on  Form  8-K.

A report on Form 8-K was filed on April 4, 2004 pursuant to the transaction with Workstream.

ITEM  14.          PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

     The information to be set forth under the caption "Accounting Fees and Services" in the Proxy Statement is incorporated herein by reference.

SIGNATURES

     In accordance with section 13 or 15(d) with the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of April 2004.

                    PEOPLEVIEW,  INC.

                    By:     /s/  Joseph  Flynn
                            ------------------
                    Joseph  Flynn
                    Chief  Executive  Officer
                    Principal  Executive  Officer

                    By:     /s/  James  P.  Stapleton
                            -------------------------
                    James  P.  Stapleton
                    Chief  Financial  Officer
                    Principal  Financial  Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

     SIGNATURE              TITLE                                   DATE
     ---------              -----                                   ----


/s/  Joseph  Flynn
------------------
Joseph Flynn               Chief Executive Officer (Principal      April 14,
 2004
                           Executive  Officer)  and  Director


/s/  James P. Stapleton    Chief Financial Officer                 April 14,
 2004
-----------------------    (Principal  Financial  and
James P. Stapleton         Accounting  Officer)



/s/  Michael  Vanderhoof   Director                              April  14,
  2004
------------------------
Michael  Vanderhoof



/s/s  Ray  Gerrity          Director                              April  14,
  2004
------------------
Ray  Gerrity



/s/  Robert  Miller         Director                              April  14,
  2004
-------------------
Robert  Miller




/s/  Joe  DiDonato          Director                              April  14,
  2004
------------------
Joe  DiDonato

                       PEOPLEVIEW,  INC.  AND  SUBSIDIARY
                       CONSOLIDATED  FINANCIAL  STATEMENTS
                    YEARS  ENDED  DECEMBER  31,  2003  AND  2002

                      WITH  INDEPENDENT  AUDITORS'  REPORT



                          CONTENTS

  Page
-------------------------------------------------
INDEPENDENT AUDITORS' REPORT. . . . . . . . . . .  F-1

FINANCIAL STATEMENTS:
  Consolidated Balance Sheet. . . . . . . . . . .  F-2
  Consolidated Statements of Operations . . . . .  F-3
  Consolidated Statements of Stockholders' Equity  F-4
  Consolidated Statements of Cash Flows . . . . .  F-5-F-6
  Notes to Consolidated Financial Statements. . .  F-7-F-24

                  REPORT OF INDEPENDENT ACCOUNTANTS







Audit  Committee  and  Board  of  Directors
PeopleView,  Inc.  and  Subsidiary
San  Juan  Capistrano,  California


We have audited the accompanying consolidated balance sheet of PeopleView, Inc. and Subsidiary as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PeopleView, Inc. and Subsidiary as of December 31, 2003, and the results of its operations and its cash flows for the years ended December 31, 20033 and 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the accompanying consolidated financial statements, the Company has reported a net loss of $3,405,020 for the year ended December 31, 2003, and has an accumulated deficit of $9,868,461 at December 31, 2003. The Company has a working capital deficit of $146,196 as of December 31, 2003. Management's plans concerning these matters are discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/Stonefield  Josephson,  Inc.

CERTIFIED  PUBLIC  ACCOUNTANTS

Irvine,  California
March  15,  2004

                         PEOPLEVIEW, INC. AND SUBSIDIARY


                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2003


ASSETS
CURRENT ASSETS:
  Cash . . . . . . . . . . . . . . . . . . . . . . . . .  $   226,398
  Accounts receivable, net . . . . . . . . . . . . . . .      111,426
  Prepaid and other current assets . . . . . . . . . . .       48,394
                                                          -----------
    Total current assets . . . . . . . . . . . . . . . .      386,218

PROPERTY AND EQUIPMENT, net. . . . . . . . . . . . . . .       51,907
GOODWILL, net of accumulated amortization of $35,827 . .       66,534
DEPOSITS . . . . . . . . . . . . . . . . . . . . . . . .       17,422
                                                          -----------

                                                          $   522,081
                                                          ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Line of credit and note payable, related party . . . .  $    61,983
  Current portion of long-term debt. . . . . . . . . . .       19,123
  Accounts payable and accrued expenses. . . . . . . . .      451,308
                                                          -----------
    Total current liabilities. . . . . . . . . . . . . .      532,414

COMMITMENTS AND CONTINGENCIES. . . . . . . . . . . . . .            -

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, par value at $0.001, 100,000,000 shares
    authorized, 25,036,746 shares issued and outstanding       25,037
  Additional paid-in capital . . . . . . . . . . . . . .    9,833,091
  Accumulated deficit. . . . . . . . . . . . . . . . . .   (9,868,461)
                                                          -----------
          Total stockholders' deficit. . . . . . . . . .      (10,333)
                                                          -----------

                                                          $   522,081
                                                          ===========

    The accompanying notes are an integral part of these consolidated financial statements.

                         PEOPLEVIEW, INC. AND SUBSIDIARY


                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                DECEMBER 31,
                                         -------------------------

                                             2003          2002
                                         -------------------------
NET REVENUES. . . . . . . . . . . . . .  $ 1,374,941   $ 2,421,865

COST OF REVENUES. . . . . . . . . . . .      778,720       966,180
                                         -----------   -----------

GROSS PROFIT. . . . . . . . . . . . . .      596,221     1,455,685

OPERATING EXPENSES:
  Sales and marketing . . . . . . . . .    1,515,116     1,174,892
  Research and development. . . . . . .      659,910       396,077
  General and administrative expenses .    1,241,562     1,597,668
  Loss on impairment of assets. . . . .      101,720             -
                                         -----------   -----------

    Total operating expenses. . . . . .    3,518,308     3,168,637
                                         -----------   -----------

LOSS FROM OPERATIONS. . . . . . . . . .   (2,922,087)   (1,712,952)
                                         -----------   -----------
OTHER INCOME (EXPENSE):
  Interest expense. . . . . . . . . . .      (16,088)      (85,706)
  Interest income . . . . . . . . . . .        3,772           652
  Other Income. . . . . . . . . . . . .        2,325             -
  Repricing of private placement. . . .      (30,000)     (690,122)
  Loss on disposal of fixed assets. . .     (442,142)       (1,362)
                                         -----------   -----------
    Total other income (expense). . . .     (482,133)     (776,538)
                                         -----------   -----------
LOSS BEFORE PROVISION FOR INCOME TAXES.   (3,404,220)   (2,489,490)

INCOME TAXES. . . . . . . . . . . . . .          800           800
                                         -----------   -----------
NET LOSS. . . . . . . . . . . . . . . .  $(3,405,020)  $(2,490,290)
                                         ===========   ===========
NET LOSS PER SHARE - BASIC AND DILUTED.  $     (0.17)  $     (0.27)
                                         ===========   ===========
NUMBER OF WEIGHTED AVERAGE SHARES -
  BASIC AND DILUTED . . . . . . . . . .   19,764,712     9,068,153
                                         ===========   ===========

    The accompanying notes are an integral part of these consolidated financial statements.

                         PEOPLEVIEW, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


                                              Additional                    Stock          Total
                             Common stock       Paid-in    Accumulated   Subscription   stockholders'
                           Shares    Amount     capital      deficit      Receivable   equity(deficit)
                          ----------------------------------------------------------------------------
Balance at December
 31, 2001 . . . . . . .   6,872,314    6,872   5,265,895    (3,973,151)      (54,950)        1,244,666
Shares issued in
 connection with
 reverse merger with
CDC, January 9, 2002
 (see Note 1) . . . . .   1,100,000    1,100      (1,100)            -             -                 -
Shares issued in
 private placement,
net of offering costs
of $187,795 . . . . . .     920,163      920     731,448             -             -           732,368
Receipt of Stock
 Subscription . . . . .           -        -           -             -        54,950            54,950
Conversion of debt
 to equity. . . . . . .   1,708,124    1,708     425,323             -             -           427,031
Expenses related to
 repricing of stock
sold in private
placement . . . . . . .   2,760,489    2,761     687,361             -             -           690,122
Fair value of warrants
 issued in relation to
 private placement. . .           -        -      51,271             -             -            51,271
Fair value of warrants
 issued for services. .           -        -       8,461             -             -             8,461
Shares issued for
 payables . . . . . . .     533,864      534     132,932             -             -           133,466
Net loss. . . . . . . .           -        -           -    (2,490,290)            -        (2,490,290)
                         ----------  -------  ----------  ------------  ------------  ----------------
Balance at December
 31, 2002 . . . . . . .  13,894,954   13,895   7,301,591    (6,463,441)            -           852,045
Shares issued in
 private placement,
net of offering costs
 of $546,764. . . . . .  11,021,792   11,022   2,497,389             -             -         2,508,411
Expenses related to
 repricing of stock
sold in private
 placement. . . . . . .     120,000      120      29,880             -             -            30,000
Fair value of
warrants issued in
relation to private
placement . . . . . . .           -        -       4,231             -             -             4,231
Net loss. . . . . . . .           -        -           -    (3,405,020)            -        (3,405,020)
                         ----------  -------  ----------  ------------   -----------   ---------------
Balance at December
31, 2003. . . . . . . .  25,036,746  $25,037  $9,833,091   $(9,868,461)  $         -   $       (10,333)
                         ==========  =======  ==========   ============  ===========   ================


    The accompanying notes are an integral part of these consolidated financial statements.

                                PEOPLEVIEW, INC. AND SUBSIDIARY
                                ===============================
                                    CONSOLIDATED STATEMENTS
                                        OF  CASH  FLOWS


                                                           DECEMBER 31,

                                                         2003          2002
                                                     -------------------------
CASH FLOWS USED FOR OPERATING
  Net loss. . . . . . . . . . . . . . . . . . . . .  $(3,405,020)  $(2,490,290)
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
  USED FOR OPERATING ACTIVITIES:
  Depreciation and amortization . . . . . . . . . .      155,579       239,940
  Bad debt expense. . . . . . . . . . . . . . . . .            -        99,400
  Loss (gain) on disposal of property and equipment      442,142        (1,362)
  Interest expense. . . . . . . . . . . . . . . . .       11,313        79,224
  Expense related to warrants issued. . . . . . . .            -         8,461
  Management fee for Line of Credit . . . . . . . .            -        12,000
  Expense related to repricing of stock in private
      placement . . . . . . . . . . . . . . . . . .       30,000       690,122
  Impairment of assets. . . . . . . . . . . . . . .      101,720             -
CHANGES IN ASSETS AND LIABILITIES:
  (INCREASE) DECREASE IN ASSETS
    Accounts receivable . . . . . . . . . . . . . .      248,255        44,285
    Prepaid and other current assets. . . . . . . .        9,968       (37,010)
    Other assets. . . . . . . . . . . . . . . . . .       13,637       (39,863)
  INCREASE (DECREASE) IN LIABILITIES
    Accounts payable and accrued expenses . . . . .     (118,048)      154,397
    Deferred revenues . . . . . . . . . . . . . . .      (52,690)       13,111
                                                     ------------  ------------
    Net cash used for operating activities. . . . .   (2,563,144)   (1,227,585)
                                                     ------------  ------------
CASH FLOWS USED FOR INVESTING ACTIVITIES:
  Purchases of property and equipment . . . . . . .      (25,499)      (24,177)
  Proceeds from sale of property and equipment. . .          600         4,807
                                                     ------------  ------------
    Net cash used for investing activities. . . . .      (24,899)      (19,370)
                                                     ------------  ------------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Principal proceeds from line of credit agreement.            -       250,000
  Proceeds from notes payable . . . . . . . . . . .            -             -
  Payments on notes payable . . . . . . . . . . . .      (14,334)      (19,328)
  Gross proceeds from issuance of common stock. . .    2,508,411       920,165
  Collection of stock subscription receivable . . .            -        54,950
                                                     -----------  ------------
    Net cash provided by financing activities . . .    2,494,077     1,205,787
                                                     -----------  ------------
NET (DECREASE) IN CASH AND CASH EQUIVALENTS . . . .      (93,966)      (41,168)
CASH, beginning of year . . . . . . . . . . . . . .      320,364       361,532
                                                     ------------  ------------
CASH, end of year . . . . . . . . . . . . . . . . .  $   226,398   $   320,364
                                                     ============  ============

    The accompanying notes are an integral part of these consolidated financial statements

                         PEOPLEVIEW, INC. AND SUBSIDIARY


                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                DECEMBER 31,
                                                             2003         2002
                                                         ----------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Interest paid . . . . . . . . . . . . . . . . . . . .  $       1,133  $  3,443
                                                         =============  ========
  Income tax paid . . . . . . . . . . . . . . . . . . .  $         800  $    800
                                                         =============  ========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Receivable issued for sale of equipment . . . . . . .  $      12,971  $      -
                                                         =============  ========

  Issuance of shares of common stock in lieu of accrued
    expenses to vendors . . . . . . . . . . . . . . . .  $           -  $133,466
                                                         =============  ========

  Conversion of Debt to Equity. . . . . . . . . . . . .  $           -  $427,031
                                                         =============  ========

  Expenses incurred and not paid, related to private
       placement of stock . . . . . . . . . . . . . . .  $           -  $136,526
                                                         =============  ========
  Warrants issued for expenses of private placement . .  $           -  $ 51,271
                                                         =============  ========
  Note payable incurred for acquisition of equipment. .  $           -  $  3,751
                                                         =============  ========


    The accompanying notes are an integral part of these consolidated financial statements.

                         PEOPLEVIEW INC. AND SUBSIDIARY

                 FOR THE YEARS ENDING DECEMBER 31, 2003 AND 2002

(1)     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES:

     BUSINESS  ACTIVITY:

PeopleView, Inc., a Nevada corporation (the "Company" or "PeopleView") is the parent corporation of: e-Perception Technologies, Inc., a Delaware corporation, which developed, marketed and supported web services for real-time human capital management. PPVW Acquisition Company, a California corporation, established to acquire entities.

PeopleView, Inc., was incorporated in the State of Nevada on August 29, 1995. From its incorporation in August 1995 until January 2002, the Company had no significant operations.

On January 9, 2002, e-Perception Technologies, Inc. completed a tender offer with Corporate Development Centers, Inc., a Nevada corporation ("CDC") that traded its common stock on the Over-the-Counter Bulletin Board. In connection with the tender offer, the stockholders of e-Perception Technologies received one (1) share of CDC common stock for each four (4) shares of e-Perception Technologies common stock they owned prior to the tender offer. As a result, e-Perception Technologies became a wholly owned subsidiary of CDC and CDC changed its name to e-Perception, Inc. The transaction was accounted for as a reverse merger as the stockholders of e-Perception Technologies, Inc. became the controlling stockholders of the entity after the exchange of shares. Accordingly e-Perception Technologies was treated as the acquirer for accounting purposes. In 2003 the Company changed its name to PeopleView. The stock currently  trades  on  the  OTC  Bulletin  Board  under  the  symbol, "PPVW.OB".

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

BASIS  OF  PRESENTATION:

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported a net loss of $3,405,020 for the year ended December 31, 2003, and has an accumulated deficit of $9,868,461 at December 31, 2003. The Company has a working capital deficit of $146,196 as of December 31, 2003.

                         PEOPLEVIEW INC. AND SUBSIDIARY

                 FOR THE YEARS ENDING DECEMBER 31, 2003 AND 2002


(1)     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED:

     BASIS  OF  PRESENTATION,  CONTINUED:

Management has taken or plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence:

-     Sold  the  HCM  Tools  product  offering.
-     Acquired  The  Mayo  Group.
-     Raise  funds  through  the  sale  of  its  stock  in  private  placements.

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

CASH  AND  CASH  EQUIVALENTS:

For purposes of the statement of cash flows, cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations. The Company had no cash equivalents at December 31, 2003.

The Company maintains its cash in bank deposits accounts, which, at times, may exceed federally insured limits. At December 31, 2003, the Company had approximately $26,000 in excess of FDIC insured limits. The Company has not experienced any losses in such accounts.

                         PEOPLEVIEW INC. AND SUBSIDIARY

                 FOR THE YEARS ENDING DECEMBER 31, 2003 AND 2002


(1)     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED:

ACCOUNTS  RECEIVABLE:

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $25,000 at December 31, 2003.

PROPERTY  AND  EQUIPMENT:

Property and equipment are valued at cost. Depreciation and amortization are provided over the estimated useful lives of three to seven years using the straight-line method. Leasehold improvements are amortized on a straight-line basis over the economic lives. Expenditures that materially increase an asset's life are capitalized while ordinary repairs and maintenance are charged to operations as incurred.

INTANGIBLE  ASSETS:

The Company has adopted Statement of Financial Accounting Standard ("SFAS") No. 142 (SFAS 142), "Goodwill and Other Intangibles." Under this pronouncement, if an asset has a definite life, then the guidelines under SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" apply. The capitalized software is stated at cost and has a definite life of 2-3 years. Amortization is calculated using the straight-line method over the estimated useful life. Software is periodically analyzed for impairment of the carrying amount as compared to the fair value of the assets under the guidelines of SFAS No. 142. In order to measure any impairment, the Company evaluates whether there are any events or circumstances that have occurred that may affect the carrying amount of the intangible. At December 31, 2003, Management believes such triggering events have occurred. See Note 4 for discussion. When a triggering event has occurred, the Company would estimate the future cash flows expected to result from the use of the asset and its eventual disposition. The future cash flows that would be used are the future cash inflows expected to be generated by the asset less the future cash outflows expected to be necessary to obtain those inflows. When the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss would be recognized.

                         PEOPLEVIEW INC. AND SUBSIDIARY

                 FOR THE YEARS ENDING DECEMBER 31, 2003 AND 2002


(1)     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED:
INTANGIBLE  ASSETS,  CONTINUED:

Under SFAS 142, if an asset has an indefinite life, the guidelines of this pronouncement apply. Accordingly the Company has ceased amortizing goodwill and licenses, due to their having an indefinite life. The remaining useful life will be reviewed each reporting period for changes. Licenses are stated at cost and are periodically analyzed for impairment of the carrying amount as compared to the fair value of the assets. In order to measure any impairment, the Company evaluated whether there were any events or circumstances that have occurred that may affect the carrying amount of the intangible. At December 31, 2003, management believes that such triggering events have occurred. See Note 4 for discussion. When management determines that a triggering event has occurred, the Company would first determine the fair market value of the reporting unit. If the value of the asset exceeds the fair value of the reporting unit, then the Company would estimate the undiscounted cash flows from continuing to use the asset and compare that amount to the assets carrying amount. If the carrying amount of the asset is greater than the expected future cash flows then an impairment loss would be recognized. Goodwill is no longer amortized but is tested annually for any indication of impairment. In accordance with SFAS 142, the Company has applied the annual first tier impairment test, which did not result in any indication of impairment at December 31, 2003.

LONG-LIVED  ASSETS:

In accordance with SFAS Nos. 142 and 144, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 142 relates to assets with an indefinite life whereas SFAS 144 relates to assets that can be amortized and the life determinable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less the cost to sell.

ADVERTISING:

The Company expenses advertising costs when incurred. Advertising expense totaled $51,662 and $46,122, respectively, for the years ended December 31, 2003 and 2002.

RESEARCH  AND  DEVELOPMENT:

Research, development, and engineering costs are expensed in the year incurred. These costs were $659,910 and $396,077, respectively, for the years ended December 31, 2003 and 2002.

                         PEOPLEVIEW INC. AND SUBSIDIARY

                 FOR THE YEARS ENDING DECEMBER 31, 2003 AND 2002


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

COMPREHENSIVE  INCOME:

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of December 31, 2003, the Company has no items that represent other comprehensive income and, therefore, has not included a Statement of Comprehensive Income in the financial statements.

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

                         PEOPLEVIEW INC. AND SUBSIDIARY

                 FOR THE YEARS ENDING DECEMBER 31, 2003 AND 2002


(1)     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED:
     STOCK-BASED  COMPENSATION,  CONTINUED:

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




                                      2003         2002
                                   -----------  -----------
Net loss:
  As reported . . . . . . . . . .  $ 3,385,020  $ 2,490,290
  Compensation expense. . . . . .      414,335      384,971
                                   -----------  -----------
  Pro forma . . . . . . . . . . .  $ 3,799,355  $ 2,875,261
                                   ===========  ===========

Basic and diluted loss per share:
  As reported . . . . . . . . . .  $    (.17 )  $    (.31 )
  Pro forma . . . . . . . . . . .  $    (.19 )  $    (.36 )



The weighted average estimated fair value of stock options granted during 2003 and 2002 was $0.25 and $.70 per share, respectively. These amounts were determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the expected life of the option. The assumptions used in the Black-Scholes model were as follows for stock options granted in 2003 and 2002:



                                      2003        2002
                                     -------  ------------
Risk-free interest rate . . . . . .    1.25%  1.5 to 2.48%
Expected volatility of common stock  234.53%       149.61%
Dividend yield. . . . . . . . . . .       0%            0%
Expected life of options. . . . . .  1 year       1 Years

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

                         PEOPLEVIEW INC. AND SUBSIDIARY

                 FOR THE YEARS ENDING DECEMBER 31, 2003 AND 2002

(1)     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED:
     BASIC  AND  DILUTED  LOSS  PER  SHARE:

In accordance with SFAS No. 128, "Earnings Per Share," the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similarly to basic loss per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were anti-dilutive. At December 31, 2003 and 2002, the Company had approximately 1,854,408 and 1,000,729, respectively, of common stock equivalents, not included in the computation of diluted earnings per share as their effect would be anti-dilutive.

SEGMENT  REPORTING:

Based on the Company's integration and management strategies, the Company operated in a single business segment. For the years ended December 31, 2003 and 2002, all revenues have been derived from domestic operations.

NEW  ACCOUNTING  PRONOUNCEMENTS:

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an
Interpretation of Accounting Research Bulletin (ARB) No. 51". This interpretation clarifies the application of ARB No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB revised FASB Interpretation No. 46 (FIN 46R) which allowed companies with certain types of variable interest entities to defer implementation until March 31, 2004.

On December 24, 2003, the FASB issued FASB Interpretation No. 46 (Revised December 2003), "Consolidation of Variable Interest Entities," (FIN-46R) primarily to clarify the required accounting for interests in variable interest entities. FIN-46R replaces FIN-46 that was issued in January 2003. FIN-46R exempts certain entities from its requirements and provides for special effective dates for entities that have fully or partially applied FIN-46 as of December 24, 2003. In certain situations, entities have the option of applying or continuing to apply FIN-46 for a short period of time before applying FIN-46R. While FIN-46R modifies or clarifies various provisions of FIN-46, it also incorporates many FASB Staff Positions previously issued by the FASB. The Company has deferred the adoption of FIN 46 with respect to VIEs created prior to February 1, 2003. Management is currently assessing the impact, if any, FIN 46 may have on the Company; however, management does not believe there will be any material impact to the Company's financial position, results of operations or liquidity resulting from the adoption of this interpretation.

                         PEOPLEVIEW INC. AND SUBSIDIARY

                 FOR THE YEARS ENDING DECEMBER 31, 2003 AND 2002


(1)     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED:

NEW  ACCOUNTING  PRONOUNCEMENTS,  CONTINUED:

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies financial accounting and reporting of derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement is effective for contracts entered into or modified after June 30, 2003, except for certain hedging relationships designated after June 30, 2003. The adoption of this Statement is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that issuers classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). With certain exceptions, this Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for public entities at the beginning of the first interim period beginning after June 15, 2003. The adoption of this Statement did not have a material impact on the Company's financial  position,  results  of  operations,  or  cash  flows.

In  December  2003,  the  FASB  issued  Statement  of  Financial  Accounting
Standards (FAS) No. 132 (Revised 2003) "Employers' Disclosures about Pensions and Other Postretirement Benefits." This standard replaces FAS-132 of the same title which was previously issued in February 1998. The revised FAS-132 was issued in response to concerns expressed by financial statement users about their need for more transparency of pension information. The revised standard increases the existing GAAP disclosures for defined benefit pension plans and other defined benefit postretirement plans. However, it does not change the measurement or recognition of those plans as required under: FAS-87, "Employers' Accounting for Pensions"; FAS-88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits"; and FAS-106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Specifically, the revised standard requires companies to provide additional disclosures about pension plan assets, benefit obligations, cash flows, and benefit costs of defined benefit pension plans and other defined benefit postretirement plans. Also, for the first time, companies are required to provide a breakdown of plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and target allocation percentages for these asset categories. The revised FAS-132 is effective for financial statements with fiscal years ending after December 15, 2003 and for interim periods beginning after December 15, 2003. The adoption of this Statement is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

                         PEOPLEVIEW INC. AND SUBSIDIARY

                 FOR THE YEARS ENDING DECEMBER 31, 2003 AND 2002


(2)     ACCOUNTS  RECEIVABLE:

A  summary  as  of  December  31,  2003  is  as  follows:




Trade . . . . . . . . . . . . .  $136,426
Allowance for doubtful accounts   (25,000)
                                 ---------

                                 $111,426
                                 =========




(3)     PROPERTY  AND  EQUIPMENT:

A  summary  as  of  December  31,  2003  is  as  follows:



Furniture and fixture. . . . . . . . . . . . . . .  $30,501
Computers. . . . . . . . . . . . . . . . . . . . .   29,026
Office equipment . . . . . . . . . . . . . . . . .   30,773
                                                    -------

                                                     90,300
    Less accumulated depreciation and amortization   38,393
                                                    -------

                                                    $51,907
                                                    =======




          Depreciation and amortization expense for property, equipment, and improvements amounted to $141,843 and $176,937 for the years ended December 31, 2003 and 2002 respectively.

          Pursuant to the Company's focus on developing its new HCM Tools product offering, as of December 31, 2003 the Company determined that all computer hardware equipment associated to "PERL" programming language were of no economic value, therefore, the Company recorded a loss on disposal of $318,030.

     Pursuant to the Company's early termination of it previous office location in Temecula, California, the Company sold and disposed of certain office furniture and equipment, resulting is a loss of $43,813. Furthermore, the Company recorded a loss of $61,077 related to leasehold improvements at the Temecula location.

     In October, 2003, the Company completed a reduction in work force. At the same time, the Company sold certain computer equipment and furniture, resulting in a loss of $19,222.

                         PEOPLEVIEW INC. AND SUBSIDIARY

                 FOR THE YEARS ENDING DECEMBER 31, 2003 AND 2002


(4)     INTANGIBLE  AND  OTHER  ASSETS:

Pursuant to the Company's focus on developing its new HCM Tools product offering, as of December 31, 2003 the Company determined that all software licenses associated to "PERL" programming language were of no economic value, therefore, the Company recorded an impairment expense as follows:



Intangible Assets - Software & Licenses  $ 148,343
Software license not amortizable. . . .    100,500
                                         ----------
    Total . . . . . . . . . . . . . . .    248,843
    Less accumulated amortization . . .   (147,123)
                                         ----------
      Net impairment expense. . . . . .  $ 101,720
                                         ==========



Amortization expense for intangible assets amounted to $13,736 and $63,003 for the year ended December 31, 2003 and 2002, respectively. Pursuant to the impairment mentioned above, no future amortization expense is expected.


(5)     LINE  OF  CREDIT  AND  NOTES  PAYABLE:

The Company has a loan with an affiliate of a stockholder with an original face amount of $60,000. In December 2002, the Company entered into an agreement whereby $10,000 of the outstanding balance was converted into common shares. (See Note 7). The outstanding balance at December 31, 2003 is $61,983, including accrued interest of $11,983. The loan bears interest at 12% per annum, matures on April 29, 2004, and is secured by substantially all assets of the Company.


(6)     LONG-TERM  DEBT:

A  summary  is  as  follows:



Unsecured 6% note payable to a vendor, payable in
      monthly installments of $2,104, including interest
      through June 20044 . . . . . . . . . . . . . . . .  $16,716

Computer lease agreement, payable in monthly
      installments of $144, including interest through
      February 2005. . . . . . . . . . . . . . . . . . .    2,407
                                                          -------

                                                          $19,123
                                                          =======

                         PEOPLEVIEW INC. AND SUBSIDIARY

                 FOR THE YEARS ENDING DECEMBER 31, 2003 AND 2002


(7)     EQUITY  TRANSACTIONS

On January 15, 2002 the shareholders of the Company approved a one-for-four reverse split of the Company's outstanding common stock shares. All information regarding common stock shares and per share data have been adjusted to reflect the one-for-four reverse stock split for all periods presented.

In December 2002, the Company agreed to convert $427,031 of debt to 1,708,124 shares of common stock.

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

The Company completed a private placement of its common stock on January 15, 2003. As of January 15, 2003, the closing of the offering, the Company sold a total of 1,028,163 shares of common stock at a purchase price of $1.00 per share (920,163 shares were sold in 2002 for gross proceeds of $920,163). The Company decided to re-price the shares sold in this offering because of the Company's inability to meet the revenue projections described to investors in the offering. The Company re-priced the common stock sold in the offering to $0.25 per share (the "Re-pricing"). The Company gave each purchaser the election to either rescind his investment, or accept four shares of common stock for each share purchased in the offering. Four investors elected to rescind their investment in 68,000 shares for a total of $68,000. The repricing resulted in issuing an additional 120,000 shares and 2,760,489 shares of stock in 2003 and 2002, respectively. Expense totaling $30,000 and $690,122 was recognized at December 31, 2003 and 2002, respectively, which was equal to the difference Between the $1.00 per share offering price and the new price of $0.25 per share times the original number of shares sold ($0.75 times 960,163 shares). After the re-pricing, and after the rescission, as of January 15, 2003, $960,163 had been collected, resulting in 3,840,652 shares sold. Total costs related to the placement for the years ended December 31, 2003 and 2002 was $2,492 and $187,795, respectively. Included in the 2002 amount is $51,271 of expense related to the fair market value of warrants issued in lieu of cash payments.

In March 2003, the Company initiated a private placement of its common stock, which opened at $0.25 per share. The Company closed the offering on September 30, 2003, selling 10,981,792 shares, with net proceeds of $2,470,903. Total costs related to the placement were $546,764. Included in this amount is $272,219 of expense related to the fair market value of the warrants issued to the selling group. The fair market value of the warrants was determined using the Black Scholes pricing model. (See Note 8 for the fair value assumptions used.

                         PEOPLEVIEW INC. AND SUBSIDIARY

                 FOR THE YEARS ENDING DECEMBER 31, 2003 AND 2002


(8)     WARRANTS:

     The  warrant  activities  as  December  31,  2003  and  2002  follow:



                                                        Weighted
                                            Number       average
                                           of Shares  exercise price
                                           ---------  ---------------
Outstanding at January 1, 2002. . . . . .    281,250  $          0.45
  Granted . . . . . . . . . . . . . . . .    153,416             1.26
                                           ---------  ---------------
Outstanding at December 31, 2002. . . . .    434,666             0.55
  Granted . . . . . . . . . . . . . . . .  1,098,179             0.25
                                           ---------  ---------------

Outstanding at December 31, 2003. . . . .  1,532,845  $          0.43
                                           =========  ===============

Warrants exercisable at December 31, 2002    434,666  $          0.55
                                           =========  ===============

Warrants exercisable at December 31, 2003  1,532,845  $          0.43
                                           =========  ===============



The following tables summarize information about warrants outstanding and exercisable at December 31, 2003:



               Weighted average    Outstanding        Exercisable
Range of          Number of        remaining in         options        Number of        options
exercise            Shares       contractual life  weighted average     shares     weighted average
Prices           outstanding         in year        exercise price    exercisable   exercise price
-------------  ----------------  ----------------  -----------------  -----------  -----------------
..25 to $1.60         1,532,845              9.27  $             .43    1,532,845  $             .43




During 2003, the Board of Directors approved and issued 1,098,179 warrants related to the Private Placement at an exercise price of $0.25 per share, with a fair market value of $272,219. The fair value of the warrants was determined using the Black-Scholes option-pricing model, with the following assumptions:
(i) no expected dividends, (ii) a risk free interest rate of 1.25%, (iii) expected volatility of 234.53%, and (iv) an expected life of one year.

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

                         PEOPLEVIEW INC. AND SUBSIDIARY

                 FOR THE YEARS ENDING DECEMBER 31, 2003 AND 2002

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

In May 2003, the shareholders approve the PeopleView, Inc. 2003 Stock Incentive Plan (the "2003 Plan"). The 2003 Plan is the successor to the Company's existing 20000 Stock Option Plan A (Plan A) and 20011 Stock Option Plan B (Plan
B) (together, the "Predecessor Plans"). The 2003 Plan became effective immediately upon stockholder approval at the Annual Meeting on May 15, 2003, and all outstanding options under the Predecessor Plans (Plan A and Plan B) were incorporated into the 2003 Plan at that time. On May 15, 2003, 1,701,500 shares had been granted pursuant to the Predecessor Plans, with 198,500 shares available to grant. On May 15, 2003, shareholders approved 2,500,000 shares for the 2003 plan. Together with the Predecessor Plans, 2,698,500 shares where available to grant, and 1,701,500 had been granted. The Predecessor Plans terminated, and no further option grants will be made under the Predecessor Plans. However, all outstanding options under the Predecessor Plans continue to be governed by the terms and conditions of the existing option agreements for those grants except to the extent the Board or Compensation Committee elects to extend one or more features of the 2003 Plan to those options. As of December 31, 2003, the remaining number of shares available for future grants under the 2003 Plan is 2,255,760 shares. Under the Plan, the option exercise price is equal to the fair market value of the Company's common stock at the date of grant. Options expire no later than 10 years from the grant date and generally vest within five years.

Additional information with respect to these Plans' stock option activity is as follows:


                                            Number     Weighed average
                                           of shares   exercise price
                                          -----------  ---------------
Outstanding at January 1, 2002 . . . . .   1,273,750   $          0.22
  Granted. . . . . . . . . . . . . . . .     262,750              1.57
                                          -----------  ---------------
Outstanding at December 31, 2002 . . . .   1,536,500              1.03
  Granted. . . . . . . . . . . . . . . .   1,671,500              0.25
  Cancelled. . . . . . . . . . . . . . .  (1,063,750)             2.15
                                          -----------  ---------------

Outstanding at December 31, 2003 . . . .   2,144,250   $          0.41
                                          ===========  ===============

Options exercisable at December 31, 2002     566,063   $          1.27
                                          ===========  ===============

Options exercisable at December 31, 2003     321,563   $          1.60
                                          ===========  ===============



The following tables summarize information about stock options outstanding and exercisable at December 31, 2003:




               Weighted average    Outstanding        Exercisable
Range of          Number of        remaining in         options        Number of        options
exercise            shares       contractual life  weighted average     shares     weighted average
prices           outstanding         in year        exercise price    exercisable   exercise price
-------------  ----------------  ----------------  -----------------  -----------  -----------------
..25 to $2.25         2,144,250              9.51  $            0.41      321,563  $            1.60

(10)     INCOME  TAXES:

Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which is uncertain. Accordingly, a valuation allowance, in an amount equal to the net deferred tax asset as of December 31, 2003 and 2002 has been established to reflect these uncertainties. As of December 31, 2003 and 2002 the deferred tax asset before valuation allowances is approximately $2,994,100 and $1,882,300, respectively, for federal income tax purposes, and $447,000 and $277,200, respectively for state income tax purposes.

                         PEOPLEVIEW INC. AND SUBSIDIARY

                 FOR THE YEARS ENDING DECEMBER 31, 2003 AND 2002


(10)     INCOME  TAXES,  CONTINUED:

Income tax provision amounted to $800 for each year ending December 31, 2003 and 2002 (an effective rate of 0% for both 2003 and 2002). A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:



                                                   2003         2002
                                               ------------  ----------
Computed tax at federal statutory rate of 34%  $(1,173,300)  $(846,400)
State taxes, net of federal benefit . . . . .          500         500
Meals and entertainment . . . . . . . . . . .        3,500       5,100
Penalties . . . . . . . . . . . . . . . . . .            -       2,100
Cost of repricing . . . . . . . . . . . . . .        3,500     234,700
Other . . . . . . . . . . . . . . . . . . . .       54,800           -
Change in valuation allowance . . . . . . . .    1,111,800     604,800
                                               ------------  ----------

                                               $       800   $     800
                                               ============  ==========



Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:



                                                    2003          2002
                                                ------------  ------------
Deferred tax assets:
 Allowance for doubtful accounts . . . . . . .  $    10,700   $    10,700
 Accrued vacation. . . . . . . . . . . . . . .        8,800        13,300
 State taxes . . . . . . . . . . . . . . . . .          300           300
 Net operating loss carryforwards. . . . . . .    3,421,300     2,256,200
                                                ------------  ------------

     Total deferred tax assets . . . . . . . .    3,441,100     2,280,500
                                                ------------  ------------

Deferred tax liabilities:
 Fixed and intangible assets . . . . . . . . .           --      (120,900)
                                                ------------  ------------

     Total deferred tax liabilities. . . . . .           --      (120,900)
                                                ------------  ------------

Net deferred assets before valuation allowance    3,441,100     2,159,600
 Valuation allowance . . . . . . . . . . . . .   (3,441,100)   (2,159,600)
                                                ------------  ------------

Net deferred tax assets. . . . . . . . . . . .  $         -   $         -
                                                ============  ============

                         PEOPLEVIEW INC. AND SUBSIDIARY

                 FOR THE YEARS ENDING DECEMBER 31, 2003 AND 2002


(10)     INCOME  TAXES,  CONTINUED:

At December 31, 2003, the Company has available unused net operating losses carryforwards of approximately $8,760,000 for federal and $6,360,000 for state that may be applied against future taxable income and that, if unused, expire through 2023. For 2002 and 2003, the state of California has suspended the use of net operating loss carryforwards.

Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating loss carryforwards before utilization.


(11)     RETIREMENT  PLAN:

The Company sponsors a 401(k) plan (the "Plan") for the benefits of employees who are at least 21 years of age. The Company's management determines, at its discretion, the annual and matching contribution. The Company elected not to contribute to the Plan for the years ended December 31, 2003 and 2002.


(12)     COMMITMENTS:

Leases
------

On January 28, 2004, and on October 31, 2003, the Company executed early termination agreements for the two lease agreements related to office space previously occupied in Temecula, California. The Company provided the deposit to the landlord as its payment for early termination.

The Company leases its San Juan Capistrano facility under a noncancellable operating lease. The lease expires in October 2004. Total lease payments for 2004 are expected to be $37,845.

The lease on the San Juan Capistrano office terminates October 30, 2004. Real estate taxes, insurance, and maintenance expenses are obligations of the Company. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties. At the end of the lease term, the Company has an option to renew the lease for an additional year. Rent expense for the years ended December 31, 2003 and 2002 totaled $226,957 and $130,998, respectively.

Employment  Agreements
----------------------

On December 16, 2002, the Company entered into an employment agreement with Joseph Flynn to serve as its Chief Executive Officer, effective January 1, 2003. Mr. Flynn's agreement has a term of one year and provides for a base annual salary of $120,000. On April 1, 2003, the base annual salary was increased to $160,000. After the 90th day of employment, Mr. Flynn received a payroll wage bonus, which allowed him to purchase $15,000 shares of restricted common stock sold in the 2003 private placement. Compensation expense equal to the market value on the 90th day was recorded. Mr. Flynn may receive annual bonuses, at the discretion of the Board of Directors.

                         PEOPLEVIEW INC. AND SUBSIDIARY

                 FOR THE YEARS ENDING DECEMBER 31, 2003 AND 2002


(12)     COMMITMENTS:

     Employment  Agreements,  continued
     ----------------------------------

On October 31, 2002, the Company entered into an employment agreement with Etienne Weidemann, to serve as VP of Marketing effective January 1, 2003. Mr. Weidemann's agreement provides for a base annual salary of $120,000 with an increase to $150,000 on April 1, 2003. In June 2003, Mr. Weidemann received a payroll wage bonus, which allowed him to purchase $30,000 shares of restricted common stock sold in the 2003 private placement. Compensation expense equal to the market value on the 90th day was recorded. Mr. Weidemann may receive an annual bonus, at the discretion of the Board of Directors, at an amount to be determined.


(13)     MAJOR  CUSTOMERS:

For both of the years ended December 31, 2003 and 2002, three customers represent a total of 50.0% and 40.0%, respectively, of revenues. Total accounts receivable balance due from these three customers, respectively amounted to approximately $57,000 and $95,200, respectively, as of December 31, 2003 and 2002.


(14)     RELATED  PARTY  TRANSACTIONS:

The Company has a loan from an affiliate of one of its stockholders. Included in interest expense is accrued interest of $7,031 which was unpaid and was added to the outstanding balance of the line of credit. (See Notes 5 and 7.)


(15)     SEVERANCE  AGREEMENT:

In December 2002, the Company entered into a severance agreement with a former officer. Under the agreement, the former officer receives monthly severance pay and health benefits for a period of 5 months beginning December 2002. The Company paid $19,167 to the former officer in 2003.


(16)     SUBSEQUENT  EVENTS:

On March 5, 2004, the Company commenced a private placement of up to 5,000,000 shares of its common stock to certain existing shareholders, at a price of $0.10 per share. Each share will be restricted from re-sale for a period of two years. As of March 29, 2004, the Company had sold 3,666,500 shares, receiving $366,650.

                         PEOPLEVIEW INC. AND SUBSIDIARY

                 FOR THE YEARS ENDING DECEMBER 31, 2003 AND 2002


(16)     SUBSEQUENT  EVENTS:

On March 17, 2004, the Company entered into an agreement with Workstream, Inc. whereby the Company sold to Workstream the following: accounts receivable, certain computer equipment, customer list, existing customer contracts, the PeopleView name, and the technology and product offerings that had been recently revised and improved, including ClimateSight(TM), SkillSight(TM), PerformanceSight(TM), ComplianceSight(TM) and HCM TOOLS(TM). The development cost associated to these items was expensed as incurred. The Company received $300,000 in cash, of which $50,000 is being held in escrow as a hold back, and 350,000 shares of Workstream, Inc (NASDAQ: WSTM), of which 50,000 shares are being held in escrow. The Company also received a warrant to purchase 50,000 shares of Workstream at $3.00 per share

On April 1, 2004, the Company's subsidiary, PPVW Acquisition Company, completed an acquisition of The Mayo Group. The Mayo Group provides document management services to customers in Southern California. The Company will pay to the owners of The Mayo Group $300,000 in cash, and issue 3,000,000 shares of its common stock. An additional 6,000,000 shares and $300,000 in will be placed in an escrow account. The shares and cash will be released from escrow to the Mayo Group owners, if certain revenue and earnings results are reached in 2004 and 2005.