Form 10QSB
period 2004-03-31
PEOPLEVIEW INC
filed 2004-05-17
CIK 1011432

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

     (Mark  One)
           [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

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

                              Yes   X     No ____
                                  -----


The number of shares of the Registrant's Common Stock, $0.001 par value, outstanding as of May 4, 2004 was 42,158,351.

                                PEOPLEVIEW, INC.

                                   FORM 10-QSB

                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION
------------------------------------------------------
                                                              Page

Item 1.  Financial Statements (unaudited):
  Consolidated Balance Sheet . . . . . . . . . . . . .       3
   as of March 31, 2004

  Consolidated Statements of Operations. . . . . . . .       4
   for the Three Months Ended March 31, 2004 and 2003

Consolidated Statements of Comprehensive Income. . . .       5

Consolidated Statement of Stockholders' Equity
   for the Three Months Ended March 31, 2004 . . . . .       6

    Consolidated Statements of Cash Flows. . . . . . .       7
   for the Three Months Ended March 31, 2004 and 2003


  Notes to Condensed Consolidated Financial Statements       8-9

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations     10

Item 3.    Controls and Procedures                           12

PART II - OTHER INFORMATION

---------------------------

Item 1:   Legal Proceedings                                  12

Item 2:   Changes in Securities and Use of Proceeds          12

Item 3:   Defaults upon Senior Securities                    12

Item 4:   Submission of Matters to Vote of Security Holders  12

Item 5:   Other Information                                  12

Item 6:   Exhibits and Report on Form 8-K
          None                                               12-13


Signatures                                                  14


 PART  I  -  FINANCIAL  INFORMATION
 ----------------------------------

ITEM  1.                 FINANCIAL  STATEMENTS


                            PEOPLEVIEW, INC. AND SUBSIDIARIES

                               CONSOLIDATED BALANCE SHEET

                               MARCH 31, 2004 - UNAUDITED


                                         ASSETS
CURRENT ASSETS:
   Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   513,340
   Accounts and other receivable, net. . . . . . . . . . . . . . . . . . .       12,991
   Prepaid and other current assets. . . . . . . . . . . . . . . . . . . .       24,795
   Contingency receivable. . . . . . . . . . . . . . . . . . . . . . . . .      175,000
   Investment in marketable securities . . . . . . . . . . . . . . . . . .      901,728
                                                                            -----------
          Total current assets . . . . . . . . . . . . . . . . . . . . . .    1,627,854

PROPERTY AND EQUIPMENT, net of accumulated
 depreciation and amortization . . . . . . . . . . . . . . . . . . . . . .       48,904

INTANGIBLE AND OTHER ASSETS, net . . . . . . . . . . . . . . . . . . . . .            -
                                                                            -----------
                                                                            $ 1,676,758

                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Line of credit and note payable . . . . . . . . . . . . . . . . . . . .  $    63,822
   Current portion of long-term debt . . . . . . . . . . . . . . . . . . .       18,782
   Accounts payable and accrued expenses . . . . . . . . . . . . . . . . .      384,533
   Deferred gain on sale of certain assets . . . . . . . . . . . . . . . .      175,000
                                                                            -----------
          Total current liabilities. . . . . . . . . . . . . . . . . . . .      642,137

STOCKHOLDERS' EQUITY:
   Common stock, par value at $0.001, 100,000,000 shares
    authorized, 28,823,246 shares issued and outstanding . . . . . . . . .       28,823
   Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . .   10,225,955
   Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . .   (9,319,157)
   Comprehensive income. . . . . . . . . . . . . . . . . . . . . . . . . .       99,000
                                                                            ------------
          Total stockholders' equity . . . . . . . . . . . . . . . . . . .    1,034,621
                                                                            ------------
                                                                            $ 1,676,758
                                                                            ============


The accompanying notes are an integral part of these financial statements.

                                          3

                                 PEOPLEVIEW,  INC.  AND  SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                                                    THREE MONTHS
                                                                                   ENDED MARCH 31,
                                                                             --------------------------
                                                                                 2004          2003
                                                                             ------------  ------------
REVENUES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $         -   $         -

COST OF REVENUES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -             -
                                                                             ------------  ------------

GROSS PROFIT. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -             -

OPERATING EXPENSES:
   Sales and marketing. . . . . . . . . . . . . . . . . . . . . . . . . . .            -             -
   Research and development . . . . . . . . . . . . . . . . . . . . . . . .            -             -
   General and administrative expenses. . . . . . . . . . . . . . . . . . .       50,071        98,222
                                                                             ------------  ------------
LOSS FROM OPERATIONS. . . . . . . . . . . . . . . . . . . . . . . . . . . .      (50,071)      (98,222)
                                                                             ------------  ------------
OTHER INCOME (EXPENSE):
   Interest expense . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (1,932)       (9,554)
   Interest income. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          447           269
                                                                             ------------  ------------
          Total other income (expense). . . . . . . . . . . . . . . . . . .       (1,485)       (9,285)
                                                                             ------------  ------------
LOSS BEFORE PROVISION FOR INCOME TAXES. . . . . . . . . . . . . . . . . . .      (51,556)     (107,507)

PROVISION FOR INCOME TAXES. . . . . . . . . . . . . . . . . . . . . . . . .       (2,400)         (800)
                                                                             ------------  ------------
NET LOSS FROM CONTINUING OPERATIONS . . . . . . . . . . . . . . . . . . . .      (53,956)     (108,307)

GAIN (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX BENEFIT OF $0. . . . .      603,260      (430,526)
                                                                             ------------  ------------
NET INCOME (LOSS) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   549,304   $  (538,831)
                                                                             ============  ============
NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED:
  Income (loss) per share - continuing operations . . . . . . . . . . . . .  $     (0.00)  $     (0.01)
  Income (loss) per share - discontinued operations . . . . . . . . . . . .         0.02         (0.03)
                                                                             ------------  ------------
NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED . . . . . . . . . . . . . .  $      0.02   $     (0.04)
                                                                             ============  ============


NUMBER OF WEIGHTED AVERAGE SHARE -  BASIC AND DILUTED . . . . . . . . . . .   25,727,916    14,165,487
                                                                             ============  ============
The accompanying notes are an integral part of these financial statements.

                                         4


                              PEOPLEVIEW,  INC.  AND  SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                         THREE MONTHS ENDED MARCH 31,

                                                                               2004       2003
                                                                             --------  ----------
Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $549,304  $(538,831)

Unrecognized gain on marketable securities. . . . . . . . . . . . . . . . .    99,000          -
                                                                             --------  ----------
Comprehensive income (loss) . . . . . . . . . . . . . . . . . . . . . . . .  $648,304  $(538,831)
                                                                             ========  ==========

The accompanying notes are an integral part of these financial statements.


                             PEOPLEVIEW, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                         FOR THE THREE MONTHS ENDED MARCH 31, 2004
                                                                                               Total
                                                       Additional                  Compre-     stock-
                                      Common stock       paid-in    Accumulated    hensive    holders'
                                    Shares    Amount     capital      deficit      income      equity
                                  ----------  -------  -----------  ------------  ---------  -----------
Balance at December 31, 2003. . . 25,036,746  $25,037  $ 9,833,091  $(9,868,461)  $       -  $  (10,333)

Issuance of common stock
   (unaudited). . . . . . . . . .  3,666,500    3,666      362,984            -           -     366,650

Shares issued for payables
   (unaudited). . . . . . . . . .    120,000      120       29,880            -           -      30,000

Unrecognized gain on marketable
   securities. . . . . . . . . .           -        -            -            -      99,000      99,000

Net income (unaudited). . . . .            -        -            -      549,304           -     549,304
                                  ----------  -------  -----------  ------------  ---------  -----------
Balance at March 31, 2004
   (unaudited) . . . . . . . .    28,823,246  $28,823  $10,225,955  $(9,319,157)  $  99,000  $1,034,621
                                  ==========  =======  ===========  ============  =========  ===========

The accompanying notes are an integral part of this financial statement.

                                    6


                               PEOPLEVIEW,  INC.  AND  SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                          INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                         THREE MONTHS ENDED MARCH 31,
                                                                         ----------------------------

                                                                                2004        2003
                                                                             ----------  ----------
CASH FLOWS USED FOR OPERATING
Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 549,304   $(538,831)
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
USED FOR OPERATING ACTIVITIES:
    Depreciation and amortization . . . . . . . . . . . . . . . . . . . . .      3,003      54,010
    Loss on disposition of property and equipment . . . . . . . . . . . . .          -       1,119
    Recovery of bad debt. . . . . . . . . . . . . . . . . . . . . . . . . .    (25,000)   (125,000)
    Gain on sale of certain assets. . . . . . . . . . . . . . . . . . . . .   (768,692)          -
    Interest expense. . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,839       5,929
CHANGES IN ASSETS AND LIABILITIES:
   (INCREASE) DECREASE IN ASSETS
    Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . .    (94,067)   (125,987)
    Prepaid and other current assets. . . . . . . . . . . . . . . . . . . .     41,021      15,651
    Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          -      (4,988)

 INCREASE (DECREASE) IN LIABILITIES
    Accounts payable and accrued expenses . . . . . . . . . . . . . . . . .    (36,775)     66,836
    Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . .          -     186,834
                                                                             ----------  ----------
Net cash used for operating activities. . . . . . . . . . . . . . . . . . .   (329,367)   (464,427)
                                                                             ----------  ----------
CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
    Purchases of property and equipment . . . . . . . . . . . . . . . . . .          -      (9,698)
    Proceeds from sale of certain assets. . . . . . . . . . . . . . . . . .    250,000           -
    Proceeds from sale of property and equipment. . . . . . . . . . . . . .          -         600
                                                                             ----------  ----------
Net cash provided by (used for) investing activities. . . . . . . . . . . .    250,000      (9,098)


CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
    Payments on note payable. . . . . . . . . . . . . . . . . . . . . . . .       (341)     (8,944)
    Proceeds from issuance of common stock. . . . . . . . . . . . . . . . .    366,650     278,550
                                                                             ----------  ----------
Net cash provided by financing activities . . . . . . . . . . . . . . . . .    366,309     269,606
                                                                             ----------  ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS. . . . . . . . . . . .    286,942    (203,919)
CASH AND CASH EQUIVALENTS, beginning of year. . . . . . . . . . . . . . . .    226,398     320,364
                                                                             ----------  ----------
CASH AND CASH EQUIVALENTS, end of year. . . . . . . . . . . . . . . . . . .  $ 513,340   $ 116,445
                                                                             ==========  ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   1,932   $   3,443
                                                                             ==========  ==========
    Income tax paid . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   2,400   $     800
                                                                             ==========  ==========

SUPPLEMENTAL DISCLOSURE OF NON CASH OPERATING AND FINANCING ACTIVITIES
    Stock issued for payables . . . . . . . . . . . . . . . . . . . . . . .  $  30,000   $       -
                                                                             ==========  ==========
    Stock and warrants received for sale of assets. . . . . . . . . . . . .  $ 802,728   $       -
                                                                             ==========  ==========

The accompanying notes are an integral part of these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED MARCH 31, 2004 (UNAUDITED)



1.     BASIS  OF  PRESENTATION

The accompanying unaudited condensed consolidated financial statements of PeopleView, Inc. and Subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

The unaudited consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) that are, in the opinion of management, necessary to state fairly the financial position and results of operations as of and for the periods presented. The results for such periods are not necessarily indicative of the results to be expected for the full year.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. Although the Company has reported net income of $549,304 (unaudited) through March 31, 2004, it has reported a loss for its year ended December 31, 2003 of $3,405,020, and has an accumulated deficit of $9,272,885 (unaudited) since inception.

Management has taken or plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence:
-     Acquired  the  assets  of  The  Mayo  Group.
-     Raised  funds  through  the  sale  of  its  stock  in  private placements.

The Company sold the HCM tools product to Workstream during the current quarter and received $250,000 in cash and 300,000 shares of common stock with a fair market value of $750,000 on the date of the transaction. (See Note 6.)


The accompanying financial statements do not include any adjustments relative to the recoverability and classification of assets carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.


2.     NET  EARNINGS  PER  SHARE

Basic net earnings per share is based on the weighted average number of all common shares issued and outstanding, and is calculated by dividing net loss per share by the weighted average shares of common stock outstanding during the period. Common stock equivalents consist of 1,854,408 and 1,600,166 equity instruments at March 31, 2004 and 2003, respectively, and have not been included in the earnings per share computation for the three months ended March 31, 2004 and 2003, as the amounts are anti-dilutive due to the exercise price being greater than the market price of the stock at March 31, 2004.

3,     INVESTMENTS  IN  MARKETABLE  SECURITIES

Investments in marketable securities consist of equity securities classified as "available for sale" under Statements of Financial Accounting Standards No. 115 and reported at fair value and warrants being accounted for under APB 18. Accordingly, unrealized gains and losses on the equity securities are reflected in the statement of comprehensive income. The warrants are accounted for at cost.


4.     OPTIONS

No  options  where  granted  during the three-month period ended March 31, 2004.


5.     PRIVATE  PLACEMENT

The Company entered into an arrangement to sell stock through a private placement at $0.10 per share. As of March 31, 2004, 3,666,500 shares have been sold for net proceeds of $366,650.


6.     DISCONTINUED  OPERATIONS

In March 2004, the Company entered into an agreement with Workstream, Inc. whereby the Company sold to Workstream the following: accounts receivable, certain computer equipment, customer list, existing customer contracts, the PeopleView name, and the technology and product offerings that had been recently revised and improved, including ClimateSight(TM), SkillSight(TM), PerformanceSight(TM), ComplianceSight(TM) and HCM TOOLS(TM), essentially the operations of e-Perception Technologies, Inc. The Company received cash consideration of $300,000, of which $50,000 is subject to certain "hold back" conditions. Additionally, the Company received 350,000 shares of Workstream common stock, of which 50,000 shares are subject to certain "hold back" conditions, and a warrant to purchase an additional 50,000 shares at an exercise price of $3.00 per share. The fair market value of the warrant is $52,728 as determined using the Black Scholes pricing model and the following assumptions: volatility of 114%, interest rate of 1.19%, expected term of 1 year and no dividends. The Company has accounted for this sale as discontinued operations at March 31, 2004, and has shown the activity separately on the consolidated statements of operations.

Pursuant to this transaction, the Company is focusing its efforts in providing outsourced document management solutions. In May 2004, the Company will seek shareholder approval for a new Company name due to the sale of the Company name.


7.     EMPLOYMENT  AGREEMENTS

During the year ended December 31, 2002, the Company entered into employment agreements with key management. In May 2004, new agreements are being negotiated.


8,     SUBSEQUENT  EVENT

In April 2004, the Company has sold an additional 1,335,000 shares under the private placement for net proceeds of $133,500.

In April 2004, one of the Company's subsidiaries, PPVW Acquisition Company, completed an acquisition of The Mayo Group. The Mayo Group provides outsourced financial and business processes for image management in healthcare. The Company issued 12,000,210 shares of common stock to the owners of The Mayo Group, together with a payment of $300,000. Operations from April 1, 2004 are the operations of The Mayo Group.

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


OVERVIEW

     For the fiscal year ended December 31, 2003, and including the period from January 1, to March 31, 2004, PeopleView developed, marketed and supported web based assessment and reporting tools and provided consulting services that enable companies to manage their Human Capital Management (HCM) needs in real-time. Companies ranging in size from 50 person firms to Fortune 500 companies implemented our solutions in order to have deep insight into their human capital assets.

In March, 2004, the Company entered into an agreement with Workstream, Inc. whereby the Company sold to Workstream the following: Accounts receivable, certain computer equipment, customer list, existing customer contracts, the PeopleView name, and the technology and product offerings that had been recently revised and improved, including ClimateSight(TM), SkillSight(TM), PerformanceSight(TM), ComplianceSight(TM) and HCM TOOLS(TM). Pursuant to this transaction, the Company is focusing its efforts in providing outsourced document management solutions.

In  May 2004, the Company will seek shareholder approval for a new Company name.

In April 2004, one of the Company's subsidiaries, PPVW Acquisition Company, completed an acquisition of The Mayo Group. The Mayo Group provides outsourced financial and business processes for image management in healthcare. Operations from April 1, 2004 will include the operations of The Mayo Group. An 8-K was filied with the Securities and Exchange Commission (SEC) on April 16, 2004 reporting this transaction. The audited financial statements of The Mayo Group will be filed within the prescribed time frame required by the SEC.

The Mayo Group provides third party document/image equipment to customers, together with onsite customer support and technical services. The details of the services provided are initiated when a HUIA ("Historical Usage & Inventory Assessment") is performed. The HUIA is a detailed assessment where we develop our understanding of the potential customer's operational framework as it relates to creating images. Results of the HUIA are incorporated into a detailed financial and operational analysis, which is then presented to the potential customer, highlighting the benefits of our solution.

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

You should refer to our Annual Report on Form 10-KSB filed on April 14, 2004 for a discussion of our critical accounting policies.



RESULTS  OF  OPERATIONS

FOR  THE  THREE  MONTH  PERIOD  ENDED  MARCH  31,  2004
-------------------------------------------------------

GENERAL  AND  ADMINISTRATIVE

General and administrative expenses, which include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses, and other administrative costs, decreased by $48,151 to $50,071 for the current three-month period, as compared to $98,222 for the same period in 2003. The decrease was primarily due to a decrease in legal expenses and office rents as a result of the Company moving its corporate headquarters and fewer legal suits.



OTHER  INCOME  (EXPENSE)

Other income and expense includes interest income and interest expense. Interest income is primarily derived from short-term interest-bearing securities and money market accounts. Interest expense for the current three-month period of 2004 was $1,932 compared to $9,554 interest expense for the same period in 2003. Interest income for the three-month period of 2004 was $447 compared to $269 for the same period in 2003, primarily due to an increase in the average balance of invested cash and short-term investments.



LIQUIDITY  AND  CAPITAL  RESOURCES

At March 31, 2004, our cash and cash equivalents were equal to $513,340. The Company's principal cash requirements are for operating expenses, including employee costs, funding of accounts receivable, capital expenditures and funding of the operations. The Company's primary sources of cash are from revenues and private placements of the Company's common stock.

During the current three-month period of 2004, the Company used $329,367 for operating activities, as compared to $464,427 for the same period in 2003. The decrease in cash use was primarily due to the decrease in revenues, and the decrease in all expense categories.

On April 29, 2002, Avintaquin Capital, LLC, ("Avintaquin"), an affiliate of three of the Company's shareholders, provided the Company with a bridge loan in the original principal amount of $60,000. The bridge loan is secured by certain assets of the Company. The bridge loan bears interest at a rate of 12% per annum. On September 29, 2002, Avintaquin and the Company entered into an amendment to the bridge loan and extended the maturity date of the loan until April 29, 2003. On April 29, 2003, Avintaquin and the Company entered into an amendment to the bridge loan and extended the maturity date of the loan until December 31, 2004. In connection with the original amendment, and, as additional consideration for extending the bridge loan, the Company issued a warrant to Avintaquin for the purchase of 60,000 shares on the Company's common stock at an exercise price of $1.60 per share. This warrant has a term of four years. On December 31, 2002, the Company converted $10,000 of the principal balance outstanding to common stock of the Company. As of March 31, 2004, the outstanding balance on the bridge loan was $63,822 including principal and interest.

In March 2004, the Company initiated a private placement of its common stock, at $0.10 per share. As of May 5, 2004, the Company closed the offering, selling 5,001,500 shares, with net proceeds of $500,150. The Company has been dependent upon the successful completion of this private placement. The Company will be dependent upon the successful completion of other financing activities, in order to operate its business over the next 12 months. Given the lack of the Company's current cash position, such external sources of financing will be critical to the Company's future operations. Our need for such additional financing depends in part on our future performance, which, in turn, is subject to general economic conditions, and business and other factors beyond our control. There can be no assurance that we would be able to obtain such financing, or that any financing would result in a level of net proceeds required.



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


ITEM  1.     LEGAL  PROCEEDINGS

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

32.1 Certification of CEO pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

32.2 Certification of CFO pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

(b)     Reports  on  Form  8-K
        ----------------------


     A Current Report on Form 8-K dated April 2, 2004, was filed with the Securities and Exchange Commission reporting the Workstream transaction.

     A Current Report on Form 8-K dated April 16, 2004, was filed with the Securities and Exchange Commission reporting The Mayo Group transaction.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              PEOPLEVIEW,  INC.


Date:  May  17,  2004         By:     /s/     Joseph  Flynn
                                      -------------------------
                                        Joseph  Flynn
                                        Chief  Executive  Officer
                                        (Principal  Executive  Officer)


                                        /s/     James  P.  Stapleton
                                        -----------------------------------
                                        James  P.  Stapleton
                                        Chief  Financial  Officer
                                        (Principal  Financial  Officer)