Form 10QSB
period 2004-06-30
AUXILIO INC
filed 2004-09-20
CIK 1011432

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
(Mark  One)
           [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

                                       OR

           [ ]     TRANSITION PERIOD PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



                         COMMISSION FILE NUMBER 0-27507

                                  AUXILIO, INC.
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

                              Yes   X       No ____
                                  -----


The number of shares of the Registrant's Common Stock, $0.001 par value, outstanding as of September 17, 2004 was 14,119,669.

                                  AUXILIO, INC.

                                   FORM 10-QSB

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
-----------------------------------------------------------------------------

Item 1.  Financial Statements (unaudited)                                Page
                                                                         ----
  Consolidated Balance Sheet                                              3
   as of June  30, 2004

  Consolidated Statements of Operations                                   4
   for the Three and Six Month periods ended June 30, 2004 and 2003

Consolidated Statements of Comprehensive Income                           5
   for the Three and Six Month periods ended June 30, 2004 and 2003

Consolidated Statement of Stockholders' Equity                            6
   for the Six Months Ended June  30, 2004

    Consolidated Statements of Cash Flows                                 7-8
   for the Six Months Ended June 30, 2004 and 2003

  Notes to Condensed Consolidated Financial Statements                    9-13

Item 2.  Managements Discussion and Analysis of Financial                14-18
          Condition and Results of Operations

Item 3.  Controls and Procedures                                          18

PART II - OTHER INFORMATION
---------------------------

Item 1:  Legal Proceedings                                                18



Item 2:  Changes in Securities and Use of Proceeds                        18

Item 3:  Defaults upon Senior Securities                                  18


Item 4:  Submission of Matters to Vote of Security Holders                18

Item 5:  Other Information                                                19

Item 6.  Exhibits and Reports on Form 8-K                                 19


Signatures                                                                20

PART  I  -  FINANCIAL  INFORMATION
 ----------------------------------

ITEM  1.                 FINANCIAL  STATEMENTS

                             AUXILIO, INC. AND SUBSIDIARIES

                               CONSOLIDATED BALANCE SHEET



                                JUNE 30, 2004 - UNAUDITED
                                         ASSETS
CURRENT ASSETS:
   Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 2,115,667
   Accounts and other receivable, net. . . . . . . . . . . . . . . . . . .       65,575
   Supplies. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      205,135
   Prepaid and other current assets. . . . . . . . . . . . . . . . . . . .      123,827
   Deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       27,355
   Investment in marketable securities . . . . . . . . . . . . . . . . . .      777,229
                                                                            -----------
          Total current assets . . . . . . . . . . . . . . . . . . . . . .    3,314,788

PROPERTY AND EQUIPMENT, net of accumulated
 depreciation and amortization . . . . . . . . . . . . . . . . . . . . . .      125,864
EXCESS OF PURCHASE PRICE OVER ASSETS ACQUIRED. . . . . . . . . . . . . . .    2,631,511
                                                                            -----------
                                                                            $ 6,072,163
                                                                            ===========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Line of credit and note payable . . . . . . . . . . . . . . . . . . . .  $   415,400
   Current portion of long-term debt . . . . . . . . . . . . . . . . . . .       19,235
   Accounts payable and accrued expenses . . . . . . . . . . . . . . . . .    1,573,626
   Lease buy-out provision. . . . . . . . . . . . . . . . . . . . . . . .       600,000
   Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . .      552,828
                                                                            -----------

          Total current liabilities. . . . . . . . . . . . . . . . . . . .    3,161,089

STOCKHOLDERS' EQUITY:
   Common stock, par value at $0.001,33,000,000 shares
    authorized, 14,119,669 shares issued and outstanding . . . . . . . . .       14,121
   Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . .   11,594,179
   Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . .   (8,765,476)
   Comprehensive income. . . . . . . . . . . . . . . . . . . . . . . . . .       68,250
                                                                            -----------
          Total stockholders' equity . . . . . . . . . . . . . . . . . . .    2,911,074
                                                                            -----------
                                                                            $ 6,072,163
                                                                            ===========
      The accompanying notes are an integral part of these financial statements.


                                AUXILIO, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                           THREE MONTHS                SIX MONTHS
                                           ENDED JUNE 30              ENDED JUNE 30
                                      ------------------------  --------------------------

                                         2004          2003          2004          2003
                                         ----          ----          ----          ----


REVENUES . . . . . . . . . . . . . .  $ 4,589,779   $        -   $ 4,589,779   $          -

COST OF REVENUES . . . . . . . . . .    3,079,276            -     3,079,276              -
                                      -----------   ----------   -----------   ------------
GROSS PROFIT . . . . . . . . . . . .    1,510,503            -     1,510,503              -

OPERATING EXPENSES:
   Sales and marketing . . . . . . .      297,352            -       297,352              -
   General and administrative
      expenses . . . . . . . . . . .      592,293       44,515       642,364         83,803
                                      -----------   ----------   -----------   ------------
INCOME (LOSS) FROM OPERATIONS. . . .      620,858      (44,515)      570,787        (83,803)
                                      -----------   ----------   -----------   ------------
OTHER INCOME (EXPENSE):
   Interest expense. . . . . . . . .       (6,501)      (2,766)       (8,433)       (12,320)
   Interest income . . . . . . . . .        1,689          434         2,136            703
   Gain (loss) on disposal of fixed
      assets . . . . . . . . . . . .            -       (2,399)            -         (3,518)
                                      -----------   ----------   -----------   ------------
      Total other income (expense) .       (4,812)      (4,731)       (6,297)       (15,135)
                                      -----------   ----------   -----------   ------------
INCOME (LOSS) BEFORE PROVISION
     FOR INCOME TAXES. . . . . . . .      616,046      (49,246)      564,490        (98,938)

PROVISION FOR INCOME TAXES . . . . .            -            -        (2,400)          (800)
                                      -----------   ----------   -----------   ------------
NET INCOME (LOSS) FROM
  CONTINUING OPERATIONS. . . . . . .      616,046      (49,246)      562,090        (99,738)


INCOME (LOSS) FROM DISCONTINUED
  OPERATIONS, (INCLUDING GAIN (LOSS)
  ON DISPOSAL OF ($93,750) AND
  $674,942, FOR THE THREE AND SIX
  MONTHS ENDED JUNE 30, 2004,
  RESPECTIVELY) NET OF TAX
  BENEFIT. . . . . . . . . . . . . .      (62,365)    (673,267)      540,895     (1,161,606)
                                      -----------   ----------   -----------   ------------
NET INCOME (LOSS). . . . . . . . . .  $   553,681    ($722,513)  $ 1,102,985    ($1,261,344)
                                      ===========   ==========   ===========   ============
NET INCOME (LOSS) PER
   SHARE - BASIC:
  INCOME (LOSS) PER SHARE-
    CONTINUING OPERATIONS. . . . . .  $      0.04       ($0.01)  $      0.05         ($0.02)
  INCOME (LOSS) PER SHARE-
    DISCONTINUED OPERATIONS. . . . .       ($0.00)      ($0.12)  $      0.05         ($0.23)
                                      -----------   ----------   -----------   ------------
NET INCOME (LOSS) PER SHARE
- BASIC. . . . . . . . . . . . . . .  $      0.04       ($0.13)  $      0.10         ($0.25)
                                      -----------   ----------   -----------   ------------
NET INCOME (LOSS) PER SHARE
 - DILUTED:
  INCOME (LOSS) PER SHARE-
    CONTINUING OPERATIONS. . . . . .  $      0.04       ($0.01)  $      0.05         ($0.02)
  INCOME (LOSS) PER SHARE-
    DISCONTINUED OPERATIONS. . . . .       ($0.00)      ($0.12)  $      0.05         ($0.23)
                                      -----------   ----------   -----------   ------------
NET INCOME (LOSS) PER SHARE
 - DILUTED . . . . . . . . . . . . .  $      0.04       ($0.13)  $      0.10         ($0.25)
                                      -----------   ----------   -----------   ------------
NUMBER OF WEIGHTED AVERAGE
    SHARES -
    BASIC. . . . . . . . . . . . . .   13,986,866    5,481,318    11,275,045      5,103,671
                                      -----------   ----------   -----------   ------------
    DILUTED. . . . . . . . . . . . .   14,110,059    5,481,318    11,398,239      5,103,671
                                      -----------   ----------   -----------   ------------

     The accompanying notes are an integral part of these financial statements.

                          AUXILIO, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED

                                  THREE MONTHS             SIX MONTHS
                                  ENDED JUNE 30           ENDED JUNE 30
                              ---------------------  ------------------------
                                2004        2003        2004         2003
                              ---------  ----------  ----------  ------------

NET INCOME (LOSS). . . . . .  $553,681   ($722,513)  $1,102,985  ($1,261,344)

UNRECOGNIZED GAIN (LOSS) ON
  MARKETABLE SECURITIES. . .   (30,750)          -       68,250            -
                              ---------  ----------  ----------  ------------
COMPREHENSIVE INCOME (LOSS).  $522,931   ($722,513)  $1,171,235  ($1,261,344)
                              =========  ==========  ==========  ============

    The accompanying notes are an integral part of these financial statements.

                                     AUXILIO, INC. AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 FOR THE SIX MONTHS ENDED JUNE 30, 2004

                                                        Additional                Compre-    Total
                                     Common stock         paid-in   Accumulated   hensive  stockholders'
                                   Shares     Amount      capital      deficit     income     equity
                                 ----------  --------   -----------  -----------   -------  ----------

Balance as of December 31,
2003, as restated for effect
of one to three reverse stock
split on May 15, 2004 . . . . .   8,345,766  $ 25,037   $ 9,833,091  $(9,868,461)  $     -  $  (10,333)

Issuance of common stock-
  Private Placement (unaudited)   1,733,833     1,733       518,417            -         -     520,150

Issuance of common stock-
  acquistion (unaudited). . . .   4,000,070     4,000     1,196,022            -         -   1,200,022

Shares issued for payables
  (unaudited) . . . . . . . . .      40,000       120        29,880            -         -      30,000

Reclass of par value due to
  reverse stock split . . . . .           -   (16,769)       16,769            -

Unrecognized gain on
   marketable securities. . . .           -         -             -            -    68,250      68,250

Net income (unaudited). . . . .           -         -             -    1,102,985         -   1,102,985
                                 ----------  --------   -----------  -----------   -------  ----------
Balance at June 30, 2004
  (unaudited) . . . . . . . . .  14,119,669  $ 14,121   $11,594,179  $(8,765,476)  $68,250  $2,911,074
                                 ==========  ========   ===========  ===========   =======  ==========

     The accompanying notes are an integral part of these financial statements.

                         AUXILIO, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                               SIX MONTHS ENDED JUNE 30,
                                                               -------------------------
                                                                  2004          2003
                                                               -----------  ------------
CASH FLOWS USED FOR OPERATING
Net income (loss) . . . . . . . . . . . . . . . . . . . . . .  $1,102,985   $(1,261,344)

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
USED FOR OPERATING ACTIVITIES:
    Depreciation and amortization . . . . . . . . . . . . . .      13,141       104,007
    Loss on disposition of property and equipment . . . . . .           -         3,518
    Gain on sale of certain assets. . . . . . . . . . . . . .    (674,942)            -
    Interest expense. . . . . . . . . . . . . . . . . . . . .       3,789         7,641
    Expense for repricing of stock in private placement . . .           -        10,000
CHANGES IN ASSETS AND LIABILITIES:
   (INCREASE) DECREASE IN ASSETS
    Accounts receivable . . . . . . . . . . . . . . . . . . .     (13,474)      (24,401)
    Supplies. . . . . . . . . . . . . . . . . . . . . . . . .     (46,621)            -
    Prepaid and other current assets. . . . . . . . . . . . .     (27,223)       37,764
    Other assets. . . . . . . . . . . . . . . . . . . . . . .           -        (4,988)
 INCREASE (DECREASE) IN LIABILITIES
    Accounts payable and accrued expenses . . . . . . . . . .     294,874        31,073
    Lease buy-out provision . . . . . . . . . . . . . . . . .     600,000             -
    Deferred revenue. . . . . . . . . . . . . . . . . . . . .     335,890        96,573

                                                               -----------  ------------
Net cash provided by (used for) operating activities. . . . .   1,588,419    (1,000,157)
                                                               -----------  ------------

CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
    Acquisition of fixed assets and computer software . . . .     (34,305)      (25,499)
    Payment for purchase of Mayo Group, net of cash acquired.    (435,107)            -
    Proceeds from sale of certain assets. . . . . . . . . . .     250,000             -
    Proceeds from sale of property and equipment. . . . . . .           -           600
                                                               -----------  ------------
Net cash provided by (used for) investing activities. . . . .    (219,412)      (24,899)
                                                               -----------  ------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
   Proceeds from notes payables . . . . . . . . . . . . . . .         112
   Payments on notes payables   . . . . . . . . . . . . . . .           -       (15,359)
   Proceeds from issuance of common stock . . . . . . . . . .     520,150     1,008,338
                                                               -----------  ------------
Net cash provided by financing activities . . . . . . . . . .     520,262       992,979
                                                               -----------  ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS. . . . .   1,889,269       (32,077)
CASH AND CASH EQUIVALENTS, beginning of year. . . . . . . . .     226,398       320,364
                                                               ----------   -----------
CASH AND CASH EQUIVALENTS, end of year. . . . . . . . . . . .  $2,115,667   $   288,287
                                                               ==========   ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid . . . . . . . . . . . . . . . . . . . . . .  $    8,587   $     4,735
                                                               ===========  ============
    Income tax paid . . . . . . . . . . . . . . . . . . . . .  $      800   $       800
                                                               ===========  ============

SUPPLEMENTAL DISCLOSURE OF NON CASH OPERATING AND FINANCING ACTIVITIES



    Increase in line of credit from accrued interest payable.  $        -   $     3,410
                                                               ==========   ===========
    Receivable issued for sale of equipment . . . . . . . . .  $        -   $     4,401
                                                               ==========   ===========
  Stock issued for payables . . . . . . . . . . . . . . . . .  $   30,000   $         -
                                                               ==========   ===========
   Net assets acquired (liabilities assumed), net of bank
     overdraft, through acquisition of Mayo Group . . . . . .  $ (181,254)  $         -
                                                               ==========   ===========
   Stock and note payable issued in conjunction with
   acquisition. . . . . . . . . . . . . . . . . . . . . . . .  $2,015,150   $         -
                                                               ==========   ===========


   The accompanying notes are an integral part of these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   SIX MONTHS ENDED JUNE 30, 2004 (UNAUDITED)


1.     BASIS  OF  PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Auxilio, Inc. and Subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. Although the Company has reported net income of $1,102,985 (unaudited) through June 30, 2004, it has reported a loss for its year ended December 31, 2003 of $3,405,020, and has an accumulated deficit of $8,765,476 (unaudited) since inception.

Management has taken or plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence:
-     Acquired  the  assets  of  The  Mayo  Group.
-     Raised  funds  through  the  sale  of  its  stock  in  private placements.

The Company sold its previous product offering, HCM tools, to Workstream during the first quarter of 2004. In the second quarter, the Company and Workstream executed an Addendum to Asset Purchase Agreement as a settlement pursuant to issues with the HCM Tools product offering. (See Note 5.)

The accompanying financial statements do not include any adjustments relative to the recoverability and classification of assets carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

As a result of the acquisition, the financial statements for the period ended June 30, 2004, are not comparable to the financial statements for the period ended June 30, 2003.

OPTIONS/WARRANTS

During the six month period ended June 30, 2004, the Company granted 651,663 options to employees to purchase common stock at an exercise price of $0.90 per share, which was equal to the market price on the date of grant. The options vest annually over three years, starting June 2005. The Company accounts for options granted to employees under APB 25. If the Company accounted for the options under FASB 123 expense totaling $563,554 would be recognized over the next three years of service. The fair market value was determined using the Black Scholes pricing model. The assumptions used to calculate the fair market value are as follows: risk-free interest rate of 1.21%; estimated volatility of 205.30%; dividend yield of 0.0%; and expected life of the options of four years.

No proforma disclosure is being provided as there is no current expense to the statements for the quarter ended June 30, 2004.

During the six month period ended June 30, 2004, the Company granted warrant agreements to purchase 710,000 shares of the Company's common stock to three officers at an exercise price of $0.30 per share, which is equal to the price the Company sold shares in a private placement. The warrants granted are restricted from vesting for a minimum of one year, while certain shares only vest pursuant to certain earning targets being achieved, and accordingly, the intrinsic value measurement will be made when the earnings targets are met. The Company accounts for warrants granted to employees under APB 25. If the Company accounted for the options under FASB 123 expense totaling $204,668 would be recognized annually for three years. The warrants are earned after each year of service. The fair market value was determined using the Black Scholes pricing model. The assumptions used to calculate the fair market value are as follows: risk-free interest rate of 1.21%; estimated volatility of 205.30%; dividend yield of 0.0%; and expected life of the options of four years.

The Company granted a warrant agreement to purchase 5,000 shares to a "finder" whom introduced the Company to WorkStream. The fair market value of the warrants was calculated using the Black Scholes pricing model with the following assumptions: risk-free interest rate of 1.21%; estimated volatility of 205.30%; dividend yield of 0.0%; and expected life of the options of one year. The expense is immaterial to the statements.


2.     NET  EARNINGS  PER  SHARE

Basic income (loss) per share is calculated by dividing net income (loss) attributable to common shareholders, by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share is calculated by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding, adjusted for potentially dilutive securities, which are options and warrants, known as common stock equivalents.

Common stock equivalents consist of 478,560 and 920,056 equity instruments at June 30, 2004 and 2003. These common stock equivalents were included in the computation of diluted EPS for the six months ended June 30, 2004, but were not included in the computation of diluted EPS for the six months ended March 31, 2003 because the exercise prices of those options were greater than the average market price of the common shares, and thus are anti-dilutive

3.     INVESTMENTS  IN  MARKETABLE  SECURITIES

Investments in marketable securities consist of equity securities classified as "available for sale" under Statements of Financial Accounting Standards No. 115 and reported at fair value and warrants being accounted for under APB 18. Accordingly, unrealized gains and losses on the equity securities are reflected in the statement of comprehensive income. The warrants are accounted for at cost.


4.     PRIVATE  PLACEMENT

The Company entered into an arrangement to sell stock through a private placement at $0.10 per share ($0.30 per share post split), which it closed in May 2004. As of May 15, 2004, 1,733,833 shares (post split) had been sold for net proceeds of $520,150.


5.     DISCONTINUED  OPERATIONS

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

The original agreement called for the Company to receive cash consideration of $300,000, of which $50,000 was subject to certain "hold back" conditions. Additionally, the Company was to receive 350,000 shares of Workstream common stock, of which 50,000 shares were subject to certain "hold back" conditions, and a warrant to purchase an additional 50,000 shares at an exercise price of $3.00 per share. Pursuant to an Addendum to the original Agreement, the final consideration the Company received was cash of $250,000, 246,900 shares of Workstream common stock, and a warrant to purchase an additional 50,000 shares at an exercise price of $3.00 per share.

6.     EMPLOYMENT  AGREEMENTS


In May 2004, the Company entered into employment agreements with key management. The agreements called for the issuing of warrants to the individuals pursuant to certain earnings and revenue targets being accomplished. See Note 4. The Company entered into an employment agreement with Joseph Flynn to serve as its Chief Executive Officer, effective April 1, 2004. Mr. Flynn's agreement has a term of two year and provides for a base annual salary of $165,000. Mr. Flynn may receive an annual bonus if certain earnings and revenue targets are accomplished. Effective April 1, 2004, the Company entered into an employment agreement with Etienne Weidemann, to serve as President and Chief Operating Officer. Mr. Weidemann's agreement has a term of two years, and provides for a base annual salary of $160,000. Mr. Weidemann may receive an annual bonus if certain earnings and revenue targets are accomplished. Effective April 1, 2004, the Company entered into an employment agreement with James P. Stapleton, to serve as Chief Operating Officer. Mr. Stapleton's agreement has a term of two years, and provides for a base annual salary of $145,000. Mr. Stapleton may receive an annual bonus if certain earnings and revenue targets are accomplished.


7.     ACQUISITION

On April 1, 2004, one of the Company's subsidiaries, PPVW Acquisition Company, completed an acquisition of Alan Mayo and Associates, Inc., dba The Mayo Group. The Mayo Group provides outsourced financial and business processes for image management in healthcare. The purchase price was as follows: $255,000 cash and 1,700,030 shares of common stock (post split) upon closing; $45,000 placed in an indemnity escrow account; 300,005 shares of common stock (post split) placed in the indemnity escrow account, 2,000,035 shares of common stock (post split) to be put in an escrow account as contingency based on certain earn-out and a note payable in the amount of $315,000 due April 15, 2005 also subject to certain earnout provisionsThe value of the common stock issued was determined based on the price of the Company's common stock in the recent private placement of $0.30 per share (post split). This value is more indicative of the fair market value of the stock due to the stock being thinly traded and the shares being issued in the acquisition have trading restrictions that are similar to those on the shares sold in the private placement. All contingent amounts from the original agreement have subsequently been paid (both cash and stock). Therefore the amounts are included in the excess of purchase price over assets acquired as is required under FASB 141. In addition to the above amounts, the Company has included severance payments totaling $465,500 and other acquisition costs totaling $148,668 in the purchase price . Operations from April 1, 2004 are the operations of The Mayo Group. As of April, 1, 2004, the Company has estimated the allocation of the purchase price as follows:

Purchase price:
  Cash
    Originally paid . . . . . . . .  $        255,000
    Contingent. . . . . . . . . . .            45,000
    Note payable. . . . . . . . . .           315,000
  Stock at FMV
    Originally issued . . . . . . .           510,009
    Contingent. . . . . . . . . . .           690,012
  Expenses related to acquisition:
    Legal and accounting. . . . . .           148,668
    Severance . . . . . . . . . . .           465,500
                                     -----------------

  Total purchase price. . . . . . .  $      2,429,189
                                     -----------------

  Allocated to:
    Accounts receivable . . . . . .  $        158,177
    Supplies. . . . . . . . . . . .           158,514
    Prepaids. . . . . . . . . . . .            30,788
    Deposits. . . . . . . . . . . .            27,355
    Property and equipment. . . . .            52,793
    Bank overdraft. . . . . . . . .           (21,067)
    Accounts payable. . . . . . . .          (391,944)
    Deferred revenue. . . . . . . .          (216,938)
                                     -----------------

  Net assets (liabilities). . . . .  $       (202,322)
                                     -----------------

  Net amount allocated to excess
     of purchase price. . . . . . .  $      2,631,511
                                     =================

The Company is in the process of obtaining a formal valuation which will be done within the time allowed in accordance with FASB 141.

The following unaudited pro forma financial information presents the consolidated operations of the Company as if the acquisition had occurred as of the beginning of the periods presented. This information is provided for the illustrative purposes only, and is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated at the beginning of the periods presented, nor is it necessarily indicative of any future operating results. The weighted average shares outstanding have been calculated to include the shares issued in the acquisition as if the acquisition took place at the beginning of the period presented.

                                                                 Three Months    Three  Months
                                                                    Ended            Ended
                                                                June 30, 2004    June 30, 2003
Net revenues, as reported. . . . . . . . . . . . . . . . . . .  $    4,589,779  $            -
Net revenues, pro forma. . . . . . . . . . . . . . . . . . . .  $    4,589,779  $      869,050
Net income from continuing operations, as reported . . . . . .  $      616,046  $      (49,246)
Net income from continuing operations, pro forma . . . . . . .  $      616,046  $     (205,123)
Income per share - continuing operations, basic, as reported .  $         0.04  $        (0.01)
Income per share - continuing operations, basic,  pro forma. .  $         0.04  $        (0.02)
Income per share - continuing operations, diluted, as reported  $         0.04  $        (0.01)
Income per share - continuing operations, diluted,  pro forma.  $         0.04  $        (0.02)
Weighted average shares outstanding - basic, as reported . . .      13,986,866       5,481,318
Weighted average shares outstanding - basic, proforma. . . . .      14,030,822       9,481,388
Weighted average shares outstanding - diluted, as reported . .      14,110,059       5,481,318
Weighted average shares outstanding - diluted, proforma. . . .      14,154,016       9,481,388


                                                                  Six Months       Six Months
                                                                     Ended            Ended
                                                                 June 30, 2004    June 30, 2003

Net revenues, as reported. . . . . . . . . . . . . . . . . . .  $    4,589,779  $            -
Net revenues, pro forma. . . . . . . . . . . . . . . . . . . .  $    5,199,661  $    2,284,767
Net income from continuing operations, as reported . . . . . .  $      562,090  $      (99,738)
Net income from continuing operations, pro forma . . . . . . .  $      288,511  $      267,501
Income per share - continuing operations, basic, as reported .  $         0.05  $        (0.02)
Income per share - continuing operations, basic,  pro forma. .  $         0.02  $         0.03
Income per share - continuing operations, diluted, as reported  $         0.05  $        (0.02)
Income per share - continuing operations, diluted,  pro forma.  $         0.02  $         0.03
Weighted average shares outstanding - basic, as reported . . .      11,275,045       5,103,671
Weighted average shares outstanding - basic, proforma. . . . .      13,275,080       9,481,388
Weighted average shares outstanding - diluted, as reported . .      11,398,239       5,103,671
Weighted average shares outstanding - diluted, proforma. . . .      13,398,274       9,481,388




8.     REVERSE  SPLIT

At the Company's annual shareholder meeting on May 12, 2004, shareholders approved a proposal to amend the Company's Articles of Incorporation effecting a one-for-three (1:3) reverse split of the Company's common stock and to reduce the number of shares of authorized common stock from 100,000,000 shares to 33,333,333 shares. After the reverse split, and adjusting for fractional shares, 14,119,669 shares are issued and outstanding. All references to common stock/shares are reflected post split.

9.     SUBSEQUENT  EVENT

On July 22, 2004, the Company entered into a Severance Agreement and Mutual Release of All Claims with Alan Mayo, one of the three original founders of The Mayo Group. Pursuant to the agreement, the Company will arrange for a private sale of all the common stock Mr. Mayo received in the April 1, 2004 transaction with the Company including the contingent shares released to him as part of this agreement. The Company agreed to pay salary, bonus, and contingent consideration amounts pursuant to an employment agreement, in increments. Such amounts have been accounted for in the June 30, 2004 financial statements. The Company has made an accrual of $465,000 for the compensation due to Mr. Mayo pursuant to the employment agreement and has included this amount as part of the cost of the acquisition at June 30, 2004. Included in the acquisition was total cash contingency of $45,000 and a note payable in the amount of $315,000 that was also being held in contingency at June 30, 2004. Of these contingency amounts, Mr. Mayo was owed $277,020 or 76.95%, which was equivalent to his ownership percentage of The Mayo Group. As consideration for Mr. Mayo entering into the Severance Agreement and Mutual Release of All Claims, the Company and Mr. Mayo agreed that all contingent payments (cash, stock and note) due and payable to Mr. Mayo would be released to Mr. Mayo. In doing so, the Company agreed to pay Mr. Mayo $138,510 at execution of the agreement, and pay the balance of $138,510 on April 1, 2005. The Company pledged a portion of the Workstream shares it owns as collateral security for the performance of the note.

On September 14, 2004, the Company presented to the two other original founders (owners) of The Mayo Group, Mr. Nickell and Mr. Davis, an Amendment to Employment Agreement and Modification of Merger Agreement, whereby the Contingent Securities representing 461,009 shares, and Contingent Cash
Consideration  of  $82,979  due  and  payable  to  both  would be released/paid.

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


OVERVIEW

     In May 2004, the Company received shareholder approval to change the Company name to Auxilio, Inc., from PeopleView, Inc. The new stock symbol is AUXO.OB.

For the fiscal year ended December 31, 2003, and including the period from January 1, to March 31, 2004, Auxilio developed, marketed and supported web based assessment and reporting tools and provided consulting services that enable companies to manage their Human Capital Management (HCM) needs in real-time. Companies ranging in size from 50 person firms to Fortune 500 companies implemented our solutions in order to have deep insight into their human capital assets.

In March, 2004, the Company entered into an agreement with Workstream, Inc. whereby the Company sold to Workstream the following: Accounts receivable, certain computer equipment, customer list, existing customer contracts, the PeopleView name, and the technology and product offerings that had been recently revised and improved, including ClimateSight(TM), SkillSight(TM), PerformanceSight(TM), ComplianceSight(TM) and HCM TOOLS(TM). Pursuant to this transaction, the Company is focusing its efforts in providing outsourced image management services to healthcare facilities.

In April 2004, one of the Company's subsidiaries, PPVW Acquisition Company, completed an acquisition of Alan Mayo & Associates, dba The Mayo Group. Effective with the acquisition, PPVW Acquisition Company changed its name to The Mayo Group, and subsequently changed the name to Auxilio Solutions, Inc.
("Auxilio"). Auxilio provides outsourced financial and business processes for Image Management in the healthcare sector. Operations from April 1, 2004 will include the operations of Auxilio. An 8-K was filed with the Securities and Exchange Commission (SEC) on April 16, 2004 reporting this transaction. The audited financial statements of The Mayo Group will be filed upon completion.

Auxilio provides integration strategies and outsourced services for Image Management in healthcare. The company helps hospitals and health systems reduce expenses and create manageable, dependable image management infrastructures by managing their back-office processes. The process is initiated through a detailed proprietary TeqTrak(TM) analysis. TeqTrak(TM) is a financial analysis that is performed at the customer premises using a combination of proprietary processes and innovative web based technology for data collection and report generation. After TeqTrak(TM) and upon engagement, the company capitates the cost of the entire Image Management process for the customer and places a highly trained resident team on site to manage the process. The company is focused solely on the healthcare industry

     Where appropriate, references to "Auxilio", the "Company,""we" or "our" include Auxilio, Inc., e-Perception Technologies, Inc., and PPVW Acquisition
Company/The  Mayo  Group,  Inc/Auxilio  Solutions,  Inc.


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

We consider the following accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment:

-     Revenue  recognition/deferred  revenue
-     Accounts  receivable  valuation  and  related  reserves
-     Valuation  of  fixed  assets
-     Accounting  for  income  taxes
-     Impairment  of  intangible  assets

Our critical accounting policies have changed since we filed our Annual Report on Form 10-KSB on April 14, 2004. They are now as follows:

REVENUE  RECOGNITION:

Revenues from equipment sales transactions are earned upon equipment being accepted by the customer. For equipment that is to be placed at the customers location at a future date revenue is deferred until that equipment is placed. Monthly service and supply revenue is earned monthly during the term of the contract, as services and supplies are provided monthly. Overages as defined in the contract are billed to customers monthly and are earned when the number of images in any period exceeds the number allowed for in the contract. Pursuant to historical challenges incurred in collecting payments for overages, the Company creates an allowance for doubtful accounts equal to any revenue earned from overages.

DEFERRED  REVENUE:

Deferred revenue is an estimate of revenue expected to be earned in the future under the equipment contracts to for additional equipment (printers and faxes) to be placed at the customer's location that has been included in the original contract amount. This additional equipment is identified by the Company at the start of a contract based on the initial HUIA (see Note 1 - Business Activity).

ACCOUNTS  RECEIVABLE:

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change.

PROPERTY  AND  EQUIPMENT:

Property and equipment are carried at cost. Depreciation of the property and equipment is provided using the straight line method based on the following estimated useful life:

                                             Years
                                             -----


     Machinery  and  Equipment                 5
     Furniture  and  Fixture                   7
     Software                                  3

Expenditures  for  maintenance  and  repairs are charged to expense as incurred.

RESULTS  OF  OPERATIONS


FOR  THE  SIX  MONTH  PERIOD  ENDED  JUNE  30,  2004
----------------------------------------------------


NET  REVENUE

Net revenue increased $3,695,589 or 413 percent, to $4,589,779 in the current six-month period of 2004, as compared to the same period in 2003. Revenues for 2003 and the first quarter of 2004 related to the disposed business are included in discontinued operations. This increase was primarily due to the acquisition of The Mayo Group. Approximately 100% of the Company's net revenue for the six-month period of 2004 was derived from the sale and service support document imaging equipment, and 0% was derived from solutions related to its previous business operations, Human Capital Management.

COST  OF  REVENUE

Cost  of  revenue  consists  of document imaging equipment, parts, and supplies.
Cost of revenue increased by $2,677,066 to $3,079,276, or 66 percent of sales for the current six-month period, as compared to $402,210, or 45 percent of sales in the prior six-month period. Cost of revenues for 2003 and the first quarter of 2004 related to the disposed business are included in discontinued operations. The increase in cost of revenues was primarily due to the increase in revenues associated with service and support for document imaging equipment.

RESEARCH  AND  DEVELOPMENT

Pursuant to the WorkStream transaction, the company no longer incurs research and development expenses. For the previous year period and the first quarter of 2004, research and development expenses consisted of personnel expenses and associated overhead and are included in discontinued operations. The Company's investment in research and development decreased $268,673 to $0, or 0 percent of sales for the current six-month period, as compared to $268,673, or 30 percent of sales in the prior six-month period. Costs incurred in the research and development of new software products were expensed as incurred. Auxilio is not involved in research and development expenses as the Company has changed it business pursuant to the acquisition of The Mayo Group.

SALES  AND  MARKETING

Sales and marketing expenses include salaries and expenses of sales and marketing personnel, travel and entertainment, and other selling and marketing costs. Sales and marketing expenses decreased by $491,712 to $297,352, or 6 percent of sales for the current six month period, as compared to $789,064, or 88 percent of sales in the prior six-month period. Sales and marketing for 2003 and the first quarter of 2004 related to the disposed business are included in discontinued operations. This decrease was primarily due to the change in business activity, as marketing related expenses for the business activities in document imaging are lower.

GENERAL  AND  ADMINISTRATIVE

General and administrative expenses, which include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses, and other administrative costs, decreased by $195,672 to $642,364, or 14 percent of sales for the current six month period, as compared to $838,036, or 94 percent of sales in the prior six-month period. Certain of general and administrative expenses for 2003 and first quarter of 2004 which are related to the disposed business are included in discontinued operations. The decrease for the current six month period was primarily due to the higher general and administration related expenses incurred in the 2003 period.

OTHER  INCOME  (EXPENSE)

Other income and expense includes interest income and interest expense. Interest income is primarily derived from short-term interest-bearing securities and money market accounts. Interest expense for the current six-month period of 2004 was $8,433 compared to $12,320 interest expense for the same period in 2003. Interest income for the six-month period of 2004 was $2,136 compared to $703 for the same period in 2003, primarily due to an increase in the average balance of invested cash and short-term investments.

LIQUIDITY  AND  CAPITAL  RESOURCES  -  SIX  MONTHS

At June 30, 2004, our cash and cash equivalents were equal to $2,115,667. The Company's principal cash requirements are for operating expenses, including equipment, supplies, employee costs, capital expenditures and funding of the operations. The Company's primary sources of cash are from revenues and private placements of the Company's common stock.

During the current six-month period of 2004, the Company generated $1,588,419 for operating activities, as compared to $1,000,157 used for operating activities for the same period in 2003. The increase in cash generated use was primarily due to the increase in revenue and related collections, as a result of the acquisition of Alan Mayo & Associates, Inc.

On April 29, 2002, Avintaquin Capital, LLC, ("Avintaquin"), an affiliate of three of the Company's shareholders, provided the Company with a bridge loan in the original principal amount of $60,000. The bridge loan is secured by certain assets of the Company and is included in line of credit and note payable on the balance sheet. The bridge loan bears interest at a rate of 12% per annum. On September 29, 2002, Avintaquin and the Company entered into an amendment to the bridge loan and extended the maturity date of the loan until April 29, 2003. On April 29, 2003, Avintaquin and the Company entered into an amendment to the bridge loan and extended the maturity date of the loan until December 31, 2004. In connection with the original amendment, and, as additional consideration for extending the bridge loan, the Company issued a warrant to Avintaquin for the purchase of 60,000 shares on the Company's common stock at an exercise price of $1.60 per share. This warrant has a term of four years. On December 31, 2002, the Company converted $10,000 of the principal balance outstanding to common stock of the Company. As of June 30, 2004, the outstanding balance on the bridge loan was $63,822 including principal and interest. On July 16, 2004, the Company paid off the bridge loan.

In March 2004, the Company initiated a private placement of its common stock, at $0.10 per share ($0.30 post split). As of May 15, 2004, the Company closed the offering, selling 1,733,833 shares, with net proceeds of $520,150. The Company has been dependent upon the successful completion of this private placement. The Company will be dependent upon the successful completion of other financing activities, in order to operate its business over the next 12 months. Given the lack of the Company's current cash position, such external sources of financing will be critical to the Company's future operations. Our need for such additional financing depends in part on our future performance, which, in turn, is subject to general economic conditions, and business and other factors beyond our control. There can be no assurance that we would be able to obtain such financing, or that any financing would result in a level of net proceeds required.


FOR  THE  THREE  MONTH  PERIOD  ENDED  JUNE  30,  2004
------------------------------------------------------

NET  REVENUE

Net revenue increased $4,048,677 or 748 percent, to $4,589,779 in the current three-month period of 2004, as compared to the same period in 2003. Revenues for 2003 related to the disposed business are included in discontinued operations. This increase was primarily due to the acquisition of The Mayo Group. Approximately 100% of the Company's net revenue for the three-month period of 2004 was derived from the sale and service support document imaging equipment, and 0% was derived from solutions related to it's previous business operations, Human Capital Management.


COST  OF  REVENUE

Cost  of  revenue  consists  of document imaging equipment, parts, and supplies.
Cost of revenue increased by $2,867,584 to $3,079,276, or 66 percent of sales for the current three-month period, as compared to $211,692, or 45 percent of sales in the prior three-month period. Cost of revenues for 2003 related to the disposed business are included in discontinued operations. The increase in cost of revenues was primarily due to the increase in revenues associated with service and support for document imaging equipment.

RESEARCH  AND  DEVELOPMENT

Pursuant to the WorkStream transaction, the company no longer incurs research and development expenses. For the previous year period, research and development expenses consisted of personnel expenses and associated overhead. The Company's investment in research and development decreased $163,934 to $0, or 0 percent of sales for the current three-month period, as compared to $163,934, or 30 percent of sales in the prior three-month period. Research and development cost for 2003 related to the disposed business are included in discontinued operations. Costs incurred in the research and development of new software products were expensed as incurred. Auxilio does not expect to incur research and development expenses in the future due to the change in business activity pursuant to the acquisition of The Mayo Group.

SALES  AND  MARKETING

Sales and marketing expenses include salaries and expenses of sales and marketing personnel, travel and entertainment, and other selling and marketing costs. Sales and marketing expenses decreased by $174,140 to $297,352, or 6 percent of sales for the current three-month period, as compared to $471,492, or 87 percent of sales in the prior three-month period. Sales and marketing expenses for 2003 related to the disposed business are included in discontinued operations. This decrease was primarily due to the change in business activity, were marketing related expenses for the business activities in document imaging are lower.

GENERAL  AND  ADMINISTRATIVE

General and administrative expenses, which include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses, and other administrative costs, increased by $147,143 to $592,293 for the current three-month period, as compared to $445,150 for the same period in 2003. Certain of general and administrative expenses for 2003 which are related to the disposed business are included in discontinued operations. The increase was primarily due to the change in business related to the acquisition of The Mayo Group.


OTHER  INCOME  (EXPENSE)

Other income and expense includes interest income and interest expense. Interest income is primarily derived from short-term interest-bearing securities and money market accounts. Interest expense for the current three-month period of 2004 was $6,501 compared to $2,766 interest expense for the same period in 2003. Interest income for the three-month period of 2004 was $1,689 compared to $434 for the same period in 2003, primarily due to an increase in the average balance of invested cash and short-term investments.


ITEM  3.     CONTROLS  AND  PROCEDURES

(a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

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

PART  II  -  OTHER  INFORMATION
-------------------------------

ITEM  1.     LEGAL  PROCEDURES

None.

ITEM  2.     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

On April 1, 2004, one of the Company's subsidiaries, PPVW Acquisition Company, completed an acquisition of Alan Mayo and Associates, Inc., dba The Mayo Group. The aggregate purchase price was $1,815,022. The purchase price with respect to the common shares issued component was as follows: 1,700,030 shares of common stock issued at closing; 300,005 shares of common stock placed in an indemnity escrow account, and 2,000,035 shares of common stock to be put n an escrow account as contingency based on certain earn-out provisions. The value of the common stock issued was $0.10 and was determined based on the price of the Company's common stock in the recent private placement. This value is more indicative of the fair market value of the stock due to the stock being thinly traded and the shares being issued in the acquisition have trading restriction that are similar to those on the shares sold in the private placement. Stock was issued to a total of three persons and was exempt from registration under
Section 4(2) of the Securities Act of 1933 since it was an isolated placement and not a part of any public offering.


ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES

None.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS

The Company's Annual Meeting of Stockholders was held on May 12, 2004. At the Annual Meeting, the following directors were elected to serve as directors for a one-year term and until their respective successors are elected and qualified.

Director                         Votes  For
--------                         ----------
Joseph  Flynn                    15,853,740
Ray  Gerrity                     15,853,740
Joe  DiDonato                    15,853,740
Robert  Miller                   15,853,740
Michael  Vanderhoof              15,853,740

In  addition,  the  stockholders  approved  the  following  proposals:



Approval of an amendment to the Company's Articles of Incorporation to change the name of the Company to Auxilio, Inc.:

FOR               15,853,740
AGAINST                    0
ABSTAIN               50,000

Approval of an amendment to the Company's Articles of Incorporation effecting a one-for-three (1:3) reverse split of the Company's common stock and to reduce the number of shares of authorized common stock from 100,000,000 shares to 33,333,333:

FOR               15,803,740
AGAINST              100,000
ABSTAIN                    0

Approve  the  Company's  2004  Stock  Incentive  Plan:

FOR               15,507,765
AGAINST              218,750
ABSTAIN                    0

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


(b)     Reports  on  Form  8-K
     A Current Report on Form 8-K dated August 3, 2004, was filed with the Securities and Exchange Commission reporting the Addendum to the Workstream transaction.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          AUXILIO,  INC.


Date:  September  17,  2004               By: /s/   Joseph  Flynn
                                          -------------------------------
                                          Joseph  Flynn
                                          Chief  Executive  Officer
                                          (Principal  Executive  Officer)


                                           /s/   James  P.  Stapleton
                                           -------------------------------
                                           James  P.  Stapleton
                                           Chief  Financial  Officer
                                           (Principal  Financial  Officer)