Form 10QSB
period 2004-09-30
AUXILIO INC
filed 2004-11-16
CIK 1011432

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

     (Mark  One)
           [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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

                              Yes   X       No ____
                                  -----


The number of shares of the Registrant's Common Stock, $0.001 par value, outstanding as of November 10, 2004 was 14,119,669.

                                  AUXILIO, INC.

                                   FORM 10-QSB

                                TABLE OF CONTENTS


PART  I  -  FINANCIAL  INFORMATION
----------------------------------

                                                                      Page


                                                                      ----
Item  1.     Financial  Statements  (unaudited):

             Consolidated  Balance  Sheet                               3
              as  of  September  30,  2004

              Consolidated  Statements  of Operations                   4
               for the Three and Nine Month periods ended
               September 30, 2004 and 2003

              Consolidated  Statements  of  Comprehensive  Income       5
               for  the  Three  and  Nine  Month  periods  ended
               September 30, 2004 and 2003

              Consolidated  Statement  of  Stockholders'  Equity
               for  the  Nine Months Ended September 30, 2004           6

              Consolidated  Statements  of  Cash  Flows                 7-8
               for  the  Nine  Months  Ended  September  30,
               2004  and  2003


              Notes to Condensed Consolidated Financial Statements      9-13

Item  2.      Management's Discussion and Analysis of
               Financial Condition and Results of Operations            14-18

Item  3.      Controls  and  Procedures                                 18

PART  II  -  OTHER  INFORMATION
-------------------------------

Item  1:     Legal Proceedings                                          18

Item  2:     Changes  in  Securities  and  Use  of  Proceeds            18

Item 3:      Defaults upon Senior Securities                            18

Item  4:     Submission of Matters to Vote of Security Holders          18

Item  5:     Other  Information                                         19

Item 6.     Exhibits and Report on Form 8-K                             19

Signatures                                                              20

PART  I  -  FINANCIAL  INFORMATION
 ----------------------------------

ITEM  1.                 FINANCIAL  STATEMENTS

                 AUXILIO, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEET

                 SEPTEMBER 30, 2004 - UNAUDITED
                            ASSETS
CURRENT ASSETS:
   Cash. . . . . . . . . . . . . . . . . . . . . . . . .  $   644,982
   Accounts and other receivable, net of allowance
      for doubtful accounts of $18,603 . . . . . . . . .      535,700
   Supplies. . . . . . . . . . . . . . . . . . . . . . .      293,675
   Prepaid and other current assets. . . . . . . . . . .       44,485
   Deposits. . . . . . . . . . . . . . . . . . . . . . .       27,605
   Investment in marketable securities . . . . . . . . .      761,331
                                                          -----------
          Total current assets . . . . . . . . . . . . .    2,307,778

PROPERTY AND EQUIPMENT, net of accumulated
      depreciation and amortization of $86,075 . . . . .      213,668
EXCESS OF PURCHASE PRICE OVER ASSETS ACQUIRED. . . . . .    2,747,017
                                                          -----------
                                                          $ 5,268,463
                                                          ===========
                 LIABILITIES AND STOCKHOLDERS EQUITY
CURRENT LIABILITIES:
   Line of credit and note payable . . . . . . . . . . .  $   191,107
   Current portion of long-term debt . . . . . . . . . .       18,861
   Accounts payable and accrued expenses . . . . . . . .    1,467,263
   Lease buy-out provision . . . . . . . . . . . . . . .      260,733
   Deferred revenue. . . . . . . . . . . . . . . . . . .      344,071
                                                          -----------
          Total current liabilities. . . . . . . . . . .    2,282,035

STOCKHOLDERS' EQUITY:
   Common stock, par value at $0.001, 33,333,333 shares
    authorized, 14,119,669 shares issued and outstanding       14,121
   Additional paid-in capital. . . . . . . . . . . . . .   11,597,316
   Accumulated deficit . . . . . . . . . . . . . . . . .   (8,716,362)
   Total accumulated comprehensive income. . . . . . . .       91,353
                                                          -----------
          Total stockholders' equity . . . . . . . . . .    2,986,428
                                                          -----------
                                                          $ 5,268,463
                                                          ===========
                The accompanying notes are an integral
                  part of these financial statements.

                                    AUXILIO, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS UNAUDITED


                                                  THREE MONTHS                NINE MONTHS
                                               ENDED SEPTEMBER 30          ENDED SEPTEMBER 30
                                               ------------------          ------------------
                                               2004          2003          2004          2003
                                               ----          ----          ----          ----

REVENUES . . . . . . . . . . . . . . . .  $   975,363   $        -   $ 5,565,142   $         -

COST OF REVENUES . . . . . . . . . . . .      178,585            -     2,912,942             -
                                          ------------  -----------  ------------  ------------
GROSS PROFIT . . . . . . . . . . . . . .      796,778            -     2,652,200             -

OPERATING EXPENSES:
   Sales and marketing . . . . . . . . .      357,805            -     1,003,403             -
   General and administrative
       expenses. . . . . . . . . . . . .      353,524       96,516       992,561        83,803
                                          ------------  -----------  ------------  ------------
INCOME (LOSS) FROM OPERATIONS. . . . . .       85,449      (96,516)      656,236       (83,803)
                                          ------------  -----------  ------------  ------------
OTHER INCOME (EXPENSE):
   Interest expense. . . . . . . . . . .         (931)      (1,848)       (9,364)      (14,168)
   Interest income . . . . . . . . . . .        3,597        2,093         5,732         2,796
   Recovery of bad debts . . . . . . . .            -           87             -       158,471
   Gain (loss) on disposal of fixed
       assets. . . . . . . . . . . . . .            -            -             -        (3,518)
                                          ------------  -----------  ------------  ------------
          Total other income (expense) .        2,666          332        (3,632)      143,581
                                          ------------  -----------  ------------  ------------
INCOME (LOSS) BEFORE PROVISION
   FOR INCOME TAXES. . . . . . . . . . .       88,115      (96,184)      652,604        59,778

PROVISION FOR INCOME TAXES . . . . . . .            -            -        (2,400)         (800)
                                          ------------  -----------  ------------  ------------
NET INCOME (LOSS) FROM
     CONTINUING OPERATIONS . . . . . . .       88,115      (96,184)      650,204        58,978

INCOME (LOSS) FROM DISCONTINUED
   OPERATIONS, (INCLUDING GAIN (LOSS)
   ON DISPOSAL OF ($93,750) AND
   $674,942, FOR THE THREE AND NINE
   MONTHS ENDED SEPTEMBER 30, 2004,
   RESPECTIVELY) NET OF
   TAX BENEFIT . . . . . . . . . . . . .      (39,000)    (852,529)      501,895    (2,269,035)
                                          ------------  -----------  ------------  ------------
NET INCOME (LOSS). . . . . . . . . . . .  $    49,115   $ (948,713)  $ 1,152,099   $(2,210,057)
                                          ============  ===========  ============  ============
NET INCOME (LOSS) PER SHARE - BASIC:
  INCOME (LOSS) PER SHARE-CONTINUING
     OPERATIONS. . . . . . . . . . . . .  $      0.00       ($0.01)  $      0.05   $      0.01
  INCOME (LOSS) PER SHARE-DISCONTINUED
     OPERATIONS. . . . . . . . . . . . .       ($0.00)      ($0.11)  $      0.04        ($0.38)
                                          ------------  -----------  ------------  ------------
NET INCOME (LOSS) PER SHARE - BASIC. . .  $      0.00       ($0.12)  $      0.09        ($0.37)
                                          ============  ===========  ============  ============
NET INCOME (LOSS) PER SHARE - DILUTED:
  INCOME (LOSS) PER SHARE-CONTINUING
     OPERATIONS. . . . . . . . . . . . .  $      0.00       ($0.01)  $      0.05   $      0.01
  INCOME (LOSS) PER SHARE-DISCONTINUED
     OPERATIONS. . . . . . . . . . . . .       ($0.00)      ($0.11)  $      0.04        ($0.38)
                                          ------------  -----------  ------------  ------------
NET INCOME (LOSS) PER SHARE - DILUTED. .  $      0.00       ($0.12)  $      0.09        ($0.37)
                                          ============  ===========  ============  ============
NUMBER OF WEIGHTED AVERAGE SHARES -
    BASIC. . . . . . . . . . . . . . . .   14,119,669    7,751,615    12,230,113     5,996,019
                                          ============  ===========  ============  ============
    DILUTED. . . . . . . . . . . . . . .   14,388,769    7,751,615    12,499,212     5,996,019
                                          ============  ===========  ============  ============

                     The accompanying notes are an integral
                       part of these financial statements.

                          AUXILIO, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED

                              THREE MONTHS           NINE MONTHS
                           ENDED SEPTEMBER 30     ENDED SEPTEMBER 30
                           ------------------     ------------------
                             2004      2003        2004        2003
                             ----      ----        ----        ----

NET INCOME (LOSS) . . . .  $49,115  ($948,713)  $1,152,099  ($2,210,057)

UNRECOGNIZED GAIN ON
   MARKETABLE SECURITIES.   23,103          -       91,353            -
                           --------  ---------  -----------  -----------
COMPREHENSIVE INCOME
   (LOSS) . . . . . . . .  $72,218  ($948,713)  $1,243,452  ($2,210,057)
                           ======== ==========  =========== ============

                     The accompanying notes are an integral
                       part of these financial statements.

                         AUXILIO, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004



                                               Additional                 Compre-     Total
                              Common stock       paid-in    Accumulated   hensive stockholders'
                           Shares     Amount     capital       deficit     income    equity
                         ----------  ---------  -----------  ------------  -------  ---------
Balance as of
December 31, 2003, as
restated for effect of
one to three reverse
stock split on May 15,
 2004 . . . . . . . . .   8,345,766  $ 25,037   $ 9,833,091  $(9,868,461)  $     -  $  (10,333)

Issuance of common
 stock-Private
 Placement
 (unaudited). . . . . .   1,733,833     1,733       518,417            -         -     520,150

Issuance of common
 stock-acquistion
 (unaudited). . . . . .   4,000,070     4,000     1,196,022            -         -    1,200,022

Shares issued for
 payables (unaudited)
                             40,000       120        29,880             -        -       30,000

Reclass of par value
 due to reverse stock
 split. . . . . . . . .           -   (16,769)       16,769            -         -           -

Fair market value of
 warrants issued for
services. . . . . . . .           -         -         3,137            -         -       3,137

Unrecognized gain on
 marketable securities
                                  -         -             -             -    91,353     91,353

Net income
 (unaudited). . . . . .           -         -             -    1,152,099         -   1,152,099
                         ----------  ---------  -----------  ------------  -------  ----------
Balance at September
 30, 2004 (unaudited) .  14,119,669  $ 14,121   $11,597,316  $(8,716,362)  $91,353  $2,986,428
                         ==========  =========  ===========  ============  =======  ==========

                     The accompanying notes are an integral
                       part of these financial statements.

                           AUXILIO, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                   INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                       NINE MONTHS ENDEDSEPTEMBER 30,
                                                      --------------------------------
                                                           2004                 2003
                                                      --------------------------------
CASH FLOWS PROVIDED BY (USED FOR) OPERATING
Net income (loss) . . . . . . . . . . . . . . . . . . $      1,152,099   $(2,210,057)

ADJUSTMENTS TO RECONCILE NET INCOME
TO NET CASH PROVIDED
  BY (USED FOR) OPERATING ACTIVITIES:
    Depreciation and amortization . . . . . . . . . .           27,825       150,242
    Bad debt. . . . . . . . . . . . . . . . . . . . .           18,603             -
    Loss on disposition of property and equipment . .                -         3,518
    Gain on sale of certain assets. . . . . . . . . .         (635,941)            -
    Interest expense. . . . . . . . . . . . . . . . .            3,137         9,405
    Expense for repricing of stock in private
     placement . . . . . . . . . . . . . . . . . . .                 -        10,000
CHANGES IN ASSETS AND LIABILITIES:
   (INCREASE) DECREASE IN ASSETS
    Accounts receivable . . . . . . . . . . . . . . .         (502,201)      142,652
    Supplies. . . . . . . . . . . . . . . . . . . . .         (135,161)            -
    Prepaid and other current assets. . . . . . . . .           52,118        46,300
   Deposits . . . . . . . . . . . . . . . . . . . . .             (250)
    Other assets. . . . . . . . . . . . . . . . . . .                -        (4,508)
 INCREASE (DECREASE) IN LIABILITIES
    Accounts payable and accrued expenses . . . . . .          188,511       (16,735)
    Lease buy-out provision . . . . . . . . . . . . .          260,733             -
    Deferred revenue. . . . . . . . . . . . . . . . .          127,133       (49,506)
                                                          -------------  ------------
Net cash provided by (used for) operating activities.          556,606    (1,918,689)
                                                          -------------  ------------

CASH FLOWS USED FOR INVESTING ACTIVITIES:
    Acquisition of fixed assets and computer software         (136,793)      (25,499)
    Payment for purchase of Mayo Group, net of cash
     acquired. . . . . . . . . . . . .                        (550,613)            -
    Proceeds from sale of certain assets. . . . . . .          250,000             -
    Proceeds from sale of property and equipment. . .                -           600
                                                          -------------  ------------
Net cash used for investing activities. . . . . . . .         (437,406)      (24,899)
                                                          -------------  ------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
   Payments on note payable and long-term debt. . . .         (220,766)      (15,564)
   Proceeds from issuance of common stock . . . . . .          520,150     2,508,411
                                                          -------------  ------------
Net cash provided by financing activities . . . . . .          299,384    2, 492,847
                                                          -------------  ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS . . . . . .          418,584       549,259
CASH AND CASH EQUIVALENTS, beginning of year. . . . .          226,398       320,364
                                                      -----------------  ------------
CASH AND CASH EQUIVALENTS, end of year. . . . . . . . $        644,982   $   869,624
                                                      =================  ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid . . . . . . . . . . . . . . . . . . $         12,376   $     4,763
                                                      =================  ============
    Income tax paid . . . . . . . . . . . . . . . . . $            800   $       800
                                                      =================  ============

SUPPLEMENTAL DISCLOSURE OF NON CASH OPERATING
AND FINANCING ACTIVITIES
    Increase in line of credit from accrued
     interest payable. . . . . . . . . . . . . . . . .$              -   $     5,174
                                                      =================  ============

    Receivable issued for sale of equipment . . . . . $              -   $     4,401
                                                      =================  ============
  Stock issued for payables . . . . . . . . . . . . . $         30,000   $         -
                                                      =================  ============
   Net assets acquired (liabilities assumed),
    net of bank overdraft, through acquisition
    of Mayo Group. . . . . . . . . . . . . . . . . .  $       (181,254)  $         -
                                                      =================  ============
   Stock and note payable issued in conjunction
    with acquisition.                                 $      2,015,150   $         -
                                                      =================  ============

                     The accompanying notes are an integral
                       part of these financial statements.

                                       -8-

                         AUXILIO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                NINE MONTHS ENDED SEPTEMBER 30, 2004 (UNAUDITED)

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. Although the Company has reported net income of $1,152,099 (unaudited) through September 30, 2004, it has reported a loss for its year ended December 31, 2003 of $3,405,020, and has an accumulated deficit of $8,716,362 (unaudited) since inception.

Management has taken the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence:
-     Acquired  the  assets  of  The  Mayo  Group.
-     Raised  funds  through  the  sale  of  its  stock  in  private placements.

The Company sold its previous product offering, HCM tools, to WorkStream during the first quarter of 2004. In the second quarter, the Company and WorkStream executed an Addendum to Asset Purchase Agreement as a settlement pursuant to issues with the HCM Tools product offering. (See Note 7.)

As a result of the acquisition and disposal, the financial statements for the period ended September 30, 2004, are not comparable to the financial statements for the period ended September 30, 2003.

OPTIONS/WARRANTS

On May 28, 2004, the Company granted 651,663 options to employees to purchase common stock at an exercise price of $0.90 per share, which was equal to the market price on the date of grant. The options have graded vesting annually over three years, starting June 2005. The Company accounts for options granted to employees under APB 25. If the Company accounted for the options under FASB 123 expense totaling $563,554 would be recognized over the next three years of service. The fair market value was determined using the Black Scholes pricing model. The assumptions used to calculate the fair market value are as follows: risk-free interest rate of 1.21%; estimated volatility of 205.30%; dividend yield of 0.0%; and expected life of the options of four years.

On August 4, 2004 the Company granted 82,500 options to employees to purchase common stock at an exercise price of $1.04 per share, which was equal to the market price on the date of grant. The options have graded vesting annually over three years, starting August 2005. The Company accounts for options granted to employees under APB 25. If the Company accounted for the options under FASB 123 expense totaling $84,854 would be recognized over the next three years of service. The fair market value was determined using the Black Scholes pricing model. The assumptions used to calculate the fair market value are as follows: risk-free interest rate of 1.25%; estimated volatility of 253.31%; dividend yield of 0.0%; and expected life of the options of four years.

Had the Company accounted for the options under FASB123, the Company's net income and net income per share would have been decreased to the pro forma amounts indicated below for the three and nine month periods ended September 30, 2004 and 2003:

                                      2004
                                      ----

                                        Three-months    Nine Months
                                        --------------  -------------
   Net income:
    As reported. . . . . . . . . . . .  $      49,115   $  1,152,099
    Deduct: Total stock-based employee
      compensation expense determined
      under fair value based method. .         51,677         82,985
                                        --------------  -------------
    Pro forma. . . . . . . . . . . . .  $      (2,562)  $  1,069,114
                                        ==============  =============

    Basic earnings per share:
      As reported. . . . . . . . . . .  $        0.00   $       0.09
                                        ==============  =============
      Pro forma. . . . . . . . . . . .  $        0.00   $       0.09
                                        ==============  =============

    Diluted earnings per share:
      As reported. . . . . . . . . . .  $        0.00   $       0.09
                                        ==============  =============
      Pro forma. . . . . . . . . . . .  $        0.00   $       0.09
                                        ==============  =============

                                    2003
                                    -----

                                         Three-months   Nine Months
                                         ------------   ------------
    Net loss:
    As reported. . . . . . . . . . . .  $    (948,713)  $ (2,210,057)
    Deduct: Total stock-based employee
      compensation expense determined
      under fair value based method. .         22,147         22,147
                                        --------------  -------------
    Pro forma. . . . . . . . . . . . .  $    (970,860)  $ (2,232,204)
                                        ==============  =============

    Basic earnings per share:
      As reported. . . . . . . . . . .  $       (0.12)  $      (0.37)
                                        ==============  =============
      Pro forma. . . . . . . . . . . .  $       (0.13)  $      (0.37)
                                        ==============  =============

    Diluted earnings per share:
      As reported. . . . . . . . . . .  $       (0.12)  $      (0.37)
                                        ==============  =============
      Pro forma. . . . . . . . . . . .  $       (0.13)  $      (0.37)
                                        ==============  =============

During the nine month period ended September 30, 2004, the Company granted warrant agreements to purchase 710,000 shares of the Company's common stock to three officers at an exercise price of $0.30 per share, which is equal to the price the Company sold shares in a private placement. The warrants granted are restricted from vesting for a minimum of one year, while certain shares only vest pursuant to certain earning targets being achieved, and accordingly, the intrinsic value measurement will be made when the earnings targets are met. The Company accounts for warrants granted to employees under APB 25. If the Company accounted for the options under FASB 123 expense totaling $204,668 would be recognized annually for three years. The warrants are earned after each year of service, therefore the first period an expense would be recognized is the quarter ended June 30, 2005. The fair market value was determined using the Black Scholes pricing model. The assumptions used to calculate the fair market value are as follows: risk-free interest rate of 1.21%; estimated volatility of 205.30%; dividend yield of 0.0%; and expected life of the options of four years.

The Company granted a warrant agreement to purchase 5,000 shares to a "finder" whom introduced the Company to WorkStream. The fair market value of the warrants was calculated using the Black Scholes pricing model with the following assumptions: risk-free interest rate of 1.21%; estimated volatility of 205.30%; dividend yield of 0.0%; and expected life of the options of one year. The expense recorded equaled $3,137.


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

Common stock equivalents consist of 2,299,038 and 1,286,115 equity instruments at September 30, 2004 and 2003. Of these common stock equivalents, 500,838 were included in the computation of diluted EPS for the nine months ended September 30, 2004. The other 1,798,200 equity instruments at September 30, 2004 were not included as their exercise price was greater than the average market value of the common shares thus being anti-dilutive. None of the 1,286,115 equity instruments outstanding at September 30, 2003 have been included in the computation of diluted EPS for the nine months ended September 30, 2003, due to the exercise prices of those options being greater than the average market price of the common shares, and thus are anti-dilutive


3.     INVESTMENTS  IN  MARKETABLE  SECURITIES

Investments in marketable securities consist of equity securities classified as "available for sale" under Statements of Financial Accounting Standards No. 115 and reported at fair value and warrants being accounted for under APB 18. Accordingly, unrealized gains and losses on the equity securities are reflected in the statement of comprehensive income. The warrants are accounted for at cost.


4.     LEASE  BUY-OUT  PROVISION


Lease buy-out provision consists of amounts expected to be paid to third party lessors on equipment current located at new customer's locations. The Company will buy-out existing lease agreements at a customer's location if it is beneficial to the Company to do so. This liability represents an estimate of the amounts that are to be paid to end the current lease agreements that certain customers have.


5.     DEFERRED  REVENUE


Deferred revenue is an estimate of revenue expected to be earned in the future under the equipment contracts for additional equipment (printers and faxes) to be placed at the customer's location that is included in the original contract amount. This additional equipment is identified by the Company at the start of a contract.


6.     PRIVATE  PLACEMENT

The Company entered into an arrangement to sell stock through a private placement at $0.10 per share ($0.30 per share post split), which closed in May
2004. As of May 15, 2004, 1,733,833 shares (post split) had been sold for net proceeds of $520,150.

7.     DISCONTINUED  OPERATIONS

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


8.     EMPLOYMENT  AGREEMENTS

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

9.     ACQUISITION

On April 1, 2004, one of the Company's subsidiaries, PPVW Acquisition Company, completed an acquisition of Alan Mayo and Associates, Inc., dba The Mayo Group. The Mayo Group provides outsourced document image management services for the healthcare industry. The purchase price was as follows: $255,000 cash and 1,700,030 shares of common stock (post split) upon closing; $45,000 placed in an indemnity escrow account; 300,005 shares of common stock (post split) placed in the indemnity escrow account, 2,000,035 shares of common stock (post split) to be put in an escrow account as contingency based on certain earn-out and a note payable in the amount of $315,000 due April 15, 2005 also subject to certain earnout provisions. The value of the common stock issued was determined based on the price of the Company's common stock in the recent private placement of $0.30 per share (post split). This value is more indicative of the fair market value of the stock due to the stock being thinly traded and the shares being issued in the acquisition have trading restrictions that are similar to those on the shares sold in the private placement. All contingent amounts from the original agreement have subsequently been paid (both cash and stock). Therefore the amounts are included in the purchase price as is required under FASB 141. In addition to the above amounts, the Company has included severance payments totaling $465,500. Other acquisition costs totaling $148,668 were incurred during the three months ended June 30, 2004 and $115,506 were incurred during the three months ended September 30, 2004 for a total of $264,174 that has been included in the purchase price. Operations from April 1, 2004 are the operations of The Mayo Group. As of April, 1, 2004, the Company has estimated the allocation of the purchase price as follows:



Purchase price:
 Cash
    Originally paid . . . . . . . .  $        255,000
    Contingent. . . . . . . . . . .            45,000
    Note payable. . . . . . . . . .           315,000
  Stock at FMV
    Originally issued . . . . . . .           510,009
    Contingent. . . . . . . . . . .           690,012
  Expenses related to acquisition:
    Legal and accounting. . . . . .           264,174
    Severance . . . . . . . . . . .           465,500
                                     -----------------

  Total purchase price. . . . . . .  $      2,544,695
                                     -----------------
                            -11-

  Allocated to:
    Accounts receivable . . . . . .  $        158,177
    Supplies. . . . . . . . . . . .           158,514
    Prepaids. . . . . . . . . . . .            30,788
    Deposits. . . . . . . . . . . .            27,355
    Property and equipment. . . . .            52,793
    Bank overdraft. . . . . . . . .           (21,067)
    Accounts payable. . . . . . . .          (391,944)
    Deferred revenue. . . . . . . .          (216,938)
                                     -----------------

  Net assets (liabilities). . . . .  $       (202,322)
                                     -----------------

  Net amount allocated to excess
     of purchase price. . . . . . .  $      2,747,017
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



                                                                 Three Months Ended    Three Months Ended
                                                                    Sept 30, 2004        Sept 30, 2003
Net revenues, as reported . . . . . . . . . . . . . . . . . . . .$           975,363  $                 -
Net revenues, pro forma . . . . . . . . . . . . . . . . . . . . .$           975,363  $         1,251,301
Net income (loss) from continuing operations, as reported . . . .$            88,115  $           (96,194)
Net income (loss) from continuing operations, pro forma . . . . .$            88,115  $          (216,482)
Income (loss) per share - continuing operations, basic, as
 reported . . . . . . . . . . . . . . . . . . . . . . . . . . . .$              0.00  $             (0.01)
Income (loss) per share - continuing operations, basic, pro forma$              0.00  $             (0.02)
Income (loss) per share - continuing operations, diluted, as
 reported . . . . . . . . . . . . . . . . . . . . . . . . . . . .$              0.00  $             (0.01)
Income (loss) per share - continuing operations, diluted,
 pro forma. . . . . . . . . . . . . . . . . . . . . . . . . . . .$              0.00  $             (0.02)
Weighted average shares outstanding - basic, as reported. . . . .         14,119,669            7,751,615
Weighted average shares outstanding - basic, proforma . . . . . .         14,119,669            9,981,436
Weighted average shares outstanding - diluted, as reported. . . .         14,388,769            7,751,615
Weighted average shares outstanding - diluted, proforma . . . . .         14,388,769            9,981,436





                                                                Nine Months Ended    Nine Months Ended
                                                                  Sept 30, 2004        Sept 30, 2003
Net revenues, as reported. . . . . . . . . . . . . . . . . . .  $        5,565,142  $                -
Net revenues, pro forma. . . . . . . . . . . . . . . . . . . .  $        6,175,024  $        3,536,069
Net income from continuing operations, as reported . . . . . .  $        1,152,097  $         (194,322)
Net income from continuing operations, pro forma . . . . . . .  $          364,939  $           48,618
Income per share - continuing operations, basic, as reported .  $             0.05  $            (0.03)
Income per share - continuing operations, basic,  pro forma. .  $             0.03  $             0.00
Income per share - continuing operations, diluted, as reported  $             0.05  $            (0.03)
Income per share - continuing operations, diluted,  pro forma.  $             0.03  $             0.00
Weighted average shares outstanding - basic, as reported . . .          12,230,113           5,996,019
Weighted average shares outstanding - basic, proforma. . . . .          13,558,603          11,751,685
Weighted average shares outstanding - diluted, as reported . .          12,499,212           5,996,019
Weighted average shares outstanding - diluted, proforma. . . .          13,692,331          11,751,685

10.     REVERSE  SPLIT

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


11.     COMMITMENTS

On July 22, 2004, the Company entered into a Severance Agreement and Mutual Release of All Claims with Alan Mayo, one of the three original founders of The Mayo Group. Pursuant to the agreement, the Company will arrange for a private sale of all the common stock Mr. Mayo received in the April 1, 2004 transaction with the Company including the contingent shares released to him as part of this agreement. The Company agreed to pay salary, bonus, and contingent consideration amounts pursuant to an employment agreement, in increments. Such amounts have been accounted for in the financial statements. The Company has made an accrual of $465,500 for the compensation due to Mr. Mayo pursuant to the employment agreement and has included this amount as part of the cost of the acquisition. Included in the acquisition was total cash contingency of $45,000 and a note payable in the amount of $315,000 that was also being held in contingency. Of these contingency amounts, Mr. Mayo was owed $277,020 or 76.95%, which was equivalent to his ownership percentage of The Mayo Group. As consideration for Mr. Mayo entering into the Severance Agreement and Mutual Release of All Claims, the Company and Mr. Mayo agreed that all contingent payments (cash, stock and note) due and payable to Mr. Mayo would be released to Mr. Mayo. In doing so, the Company agreed to pay Mr. Mayo $138,510 at execution of the agreement, and pay the balance of $138,510 on April 1, 2005. The Company pledged a portion of the WorkStream shares it owns as collateral security for the performance of the note.

On September 14, 2004, the Company presented to the two other original founders (owners) of The Mayo Group, Mr. Nickell and Mr. Davis, an Amendment to Employment Agreement and Modification of Merger Agreement, whereby the Contingent Securities representing 461,009 shares, and Contingent Cash
Consideration  of  $82,979  due  and  payable  to  both  would be released/paid.


12.     SUBSEQUENT  EVENT


On November 4, 2004 the Company granted 187,500 options to employees to purchase common stock at an exercise price of $1.60 per share, which was equal to the market price on the date of grant. The options have graded vesting annually over three years, starting November 2005. The Company accounts for options granted to employees under APB 25. If the Company accounted for the options under FASB 123 expense totaling $296,713 would be recognized over the next three years of service. The fair market value was determined using the Black Scholes pricing model. The assumptions used to calculate the fair market value are as follows: risk-free interest rate of 1.25%; estimated volatility of 253.54%; dividend yield of 0.0%; and expected life of the options of four years.

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

In April 2004, one of the Company's subsidiaries, PPVW Acquisition Company, completed an acquisition of Alan Mayo & Associates, dba The Mayo Group ("The Mayo Group"). Effective with the acquisition, PPVW Acquisition Company changed its name to The Mayo Group, and subsequently changed the name to Auxilio Solutions, Inc. ("ASI"). ASI provides outsourced document image services for healthcare facilities. Operations from April 1, 2004 will include the operations of ASI. An 8-K was filed with the Securities and Exchange Commission
(SEC) on April 16, 2004 reporting this transaction. The audited financial statements of The Mayo Group were filed on September 27, 2004.

ASI provides integration strategies and outsourced services for document image management in healthcare facilities. ASI helps hospitals and health systems reduce expenses and create manageable, dependable document image management programs by managing their back-office processes. The process is initiated through a detailed proprietary TeqTrak(TM) analysis. TeqTrak(TM) is a financial analysis that is performed at the customer premises using a combination of proprietary processes and innovative web based technology for data collection and report generation. After TeqTrak(TM) and upon engagement, ASI capitates the cost of the entire document image management process for the customer and places a highly trained resident team on site to manage the process. ASI is focused solely on the healthcare industry

     Where appropriate, references to "Auxilio", the "Company," "we" or "our" include Auxilio, Inc., e-Perception Technologies, Inc., and PPVW Acquisition
Company/The  Mayo  Group,  Inc/Auxilio  Solutions,  Inc.


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

DEFERRED  REVENUE:

Deferred revenue is an estimate of revenue expected to be earned in the future under the equipment contracts for additional equipment (printers and faxes) to be placed at the customer's location that is included in the original contract amount. This additional equipment is identified by the Company at the start of a contract.

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

RESULTS  OF  OPERATIONS

FOR  THE  NINE  MONTH  PERIOD  ENDED  SEPTEMBER  30,  2004
----------------------------------------------------------


NET  REVENUE

Net revenue increased $4,361,858 or 362 percent, to $5,565,142 in the current nine-month period of 2004, as compared to the same period in 2003. Revenues for 2003 and the first quarter of 2004 related to the disposed business are included in discontinued operations. This increase was primarily due to the acquisition of The Mayo Group. Approximately 100% of the Company's net revenue for the nine-month period of 2004 was derived from the sale and service support document imaging equipment, and 0% was derived from solutions related to its previous business operations, Human Capital Management.

COST  OF  REVENUE

Cost  of  revenue  consists  of document imaging equipment, parts, and supplies.
Cost of revenue increased by $2,217,752 to $2,912,942, or 52 percent of sales for the current nine-month period, as compared to $695,190, or 57 percent of sales in the prior nine-month period. Cost of revenues for 2003 and the first quarter of 2004 related to the disposed business are included in discontinued operations. The increase in cost of revenues was due to the increase in revenues associated with service and support for document imaging equipment.

RESEARCH  AND  DEVELOPMENT

Pursuant to the WorkStream transaction, the Company no longer incurs research and development expenses. For the previous year and the first quarter of 2004, research and development expenses consisted of personnel expenses and associated overhead and are included in discontinued operations. The Company's investment in research and development decreased $477,364 to $0, or 0 percent of sales for the current nine-month period, as compared to $477,364, or 40 percent of sales in the prior nine-month period. Costs incurred in the research and development of new software products were expensed as incurred. Auxilio is not involved in research and development expenses as the Company has changed it business pursuant to the acquisition of The Mayo Group.

SALES  AND  MARKETING

Sales and marketing expenses include salaries and expenses of sales and marketing personnel, travel and entertainment, and other selling and marketing costs. Sales and marketing expenses decreased by $171,630 to $1,003,403, or 18 percent of sales for the current nine-month period, as compared to $1,175,033, or 97 percent of sales in the prior nine-month period. Sales and marketing for 2003 and the first quarter of 2004 related to the disposed business are included in discontinued operations. This decrease was primarily due to the change in business activity, as marketing related expenses for the business activities in document imaging are lower.

GENERAL  AND  ADMINISTRATIVE

General and administrative expenses, which include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses, and other administrative costs, decreased by $215,974 to $992,561, or 18 percent of sales for the current nine-month period, as compared to $1,208,535, or 100 percent of sales in the prior nine-month period. Certain of general and administrative expenses for 2003 and first quarter of 2004 which are related to the disposed business are included in discontinued operations. The decrease for the current nine-month period was primarily due to the higher general and administration related expenses incurred in the 2003 period.

OTHER  INCOME  (EXPENSE)

Other income and expense includes interest income and interest expense. Interest income is primarily derived from short-term interest-bearing securities and money market accounts. Interest expense for the current nine-month period of 2004 was $9,364 compared to $14,168 interest expense for the same period in 2003. Interest income for the nine-month period of 2004 was $5,732 compared to $2,796 for the same period in 2003, primarily due to an increase in the average balance of invested cash and short-term investments.

LIQUIDITY  AND  CAPITAL  RESOURCES  -  NINE  MONTHS

At September 30, 2004, our cash and cash equivalents were equal to $644,982. The Company's principal cash requirements are for operating expenses, including equipment, supplies, employee costs, capital expenditures and funding of the operations. The Company's primary sources of cash are from revenues and private placements of the Company's common stock.

During the current nine-month period of 2004, the Company generated $556,606 from operating activities, as compared to $1,918,689 used for operating activities for the same period in 2003. The increase in cash generated use was primarily due to the increase in revenue and related collections, as a result of the acquisition of The Mayo Group

On April 29, 2002, Avintaquin Capital, LLC, ("Avintaquin"), an affiliate of three of the Company's shareholders, provided the Company with a bridge loan in the original principal amount of $60,000. The bridge loan is secured by certain assets of the Company and is included in line of credit and note payable on the balance sheet. The bridge loan bears interest at a rate of 12% per annum. On September 29, 2002, Avintaquin and the Company entered into an amendment to the bridge loan and extended the maturity date of the loan until April 29, 2003. On April 29, 2003, Avintaquin and the Company entered into an amendment to the bridge loan and extended the maturity date of the loan until December 31, 2004.


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

In March 2004, the Company initiated a private placement of its common stock, at $0.10 per share ($0.30 post split). As of May 15, 2004, the Company closed the offering, selling 1,733,833 shares, with net proceeds of $520,150. The Company had been dependent upon the successful completion of this private placement.
Our need for such additional financing depends in part on our future performance, which, in turn, is subject to general economic conditions, and business and other factors beyond our control.


FOR  THE  THREE  MONTH  PERIOD  ENDED  SEPTEMBER  30,  2004
-----------------------------------------------------------

NET  REVENUE

Net revenue increased $666,269 or 215 percent, to $975,363 in the current three-month period of 2004, as compared to the same period in 2003. Revenues for 2003 related to the disposed business are included in discontinued operations. This increase was primarily due to the acquisition of The Mayo Group. Approximately 100% of the Company's net revenue for the three-month period of 2004 was derived from the sale and service support document imaging equipment, and 0% was derived from solutions related to its previous business operations, Human Capital Management.


COST  OF  REVENUE

Cost  of  revenue  consists  of document imaging equipment, parts, and supplies.
Cost of revenue decreased by $114,395 to $178,585, or 18 percent of sales for the current three-month period, as compared to $292,980, or 94 percent of sales in the prior three-month period. Cost of revenues for 2003 related to the disposed business are included in discontinued operations. The decrease in cost of revenues was primarily due to the decrease in expenses associated with service and support for document imaging equipment.

RESEARCH  AND  DEVELOPMENT

Pursuant to the WorkStream transaction, the company no longer incurs research and development expenses. For the previous year, research and development expenses consisted of personnel expenses and associated overhead. The Company's investment in research and development decreased $208,691 to $0, or 0 percent of sales, for the current three-month period, as compared to $208,691, or 68 percent of sales in the prior three-month period. Research and development cost for 2003 related to the disposed business are included in discontinued operations. Costs incurred in the research and development of new software products were expensed as incurred. Auxilio does not expect to incur research and development expenses in the future due to the change in business activity pursuant to the acquisition of The Mayo Group.

SALES  AND  MARKETING

Sales and marketing expenses include salaries and expenses of sales and marketing personnel, travel and entertainment, and other selling and marketing costs. Sales and marketing expenses decreased by $28,164 to $357,805, or 37 percent of sales for the current three-month period, as compared to $385,969, or 124 percent of sales in the prior three-month period. Sales and marketing expenses for 2003 related to the disposed business are included in discontinued operations. This decrease was primarily due to the change in business activity, as marketing related expenses for the business activities in document imaging are lower.

GENERAL  AND  ADMINISTRATIVE

General and administrative expenses, which include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses, and other administrative costs, decreased by $16,975 to $353,524 for the current three-month period, as compared to $370,499 for the same period in 2003. Certain of general and administrative expenses for 2003 which are related to the disposed business are included in discontinued operations. The decrease was primarily due to the change in business related to the acquisition of The Mayo Group.


OTHER  INCOME  (EXPENSE)

Other income and expense includes interest income and interest expense. Interest income is primarily derived from short-term interest-bearing securities and money market accounts. Interest expense for the current three-month period of 2004 was $931 compared to $1,848 interest expense for the same period in 2003. Interest income for the three-month period of 2004 was $3,597 compared to $2,093 for the same period in 2003, primarily due to an increase in the average balance of invested cash and short-term investments.


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

None.
                                      -18-

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

(b)     Reports  on  Form  8-K
        ----------------------
On August 3, 2004, the Company filed its current report on Form 8-K/A amending its Form 8-K filed on April 2, 2004 discussing the sale of its employee climate and skills survey assets to Workstream, Inc.

On September 27, 2004, the Company filed its current report on Form 8-K/A Amending its Form 8-K filed on April 16, 2004, disclosing the financial information required in connection its acquisition of the Mayo Group.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          AUXILIO,  INC.


Date:  November 16,  2004               By: /s/   Joseph  Flynn
                                          -------------------------------
                                          Joseph  Flynn
                                          Chief  Executive  Officer
                                          (Principal  Executive  Officer)


                                           /s/   James  P.  Stapleton
                                           -------------------------------
                                           James  P.  Stapleton
                                           Chief  Financial  Officer

                                           (Principal  Financial  Officer)