Form 10KSB
period 2004-12-31
AUXILIO INC
filed 2005-04-19
CIK 1011432

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
--------------------------------------------------------------------------------
                                   FORM 10-KSB

[X] Annual report under Section 13 or 14(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

                        Commission File Number: 000-27507
--------------------------------------------------------------------------------

                                  AUXILIO, INC.
                 (Name of Small Business Issuer in its Charter)

                  Nevada                                 88-0350448
      (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                 Identification No.)


           27401 Los Altos, Suite 100, Mission Viejo, California 92691
                    (Address of principal executive offices)

                                 (949) 614-0700
                           (Issuer's telephone number)

           Securities registered under Section 12(b) of the Act: None
             Securities registered under Section 12(g) of the Act:

                          Common Stock, $.001 par value
                                (Title of Class)

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes [X] No [ ]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      Issuer's revenues for the year ended December 31, 2004 were $7,281,809.

      The aggregate market value for the Issuer's voting stock held by non-affiliates of the Issuer based upon the $2.27 per share closing sale price of the Common Stock on March 30, 2005 as reported on the Over-the-Counter Bulletin Board, was approximately $28,952,189. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      As of March 30, 2005, Registrant had 15,424,662 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Definitive Proxy Statement for the 2005 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

      Transitional Small Business Disclosure Format (check one):
         Yes  [  ]   No  [X]

                                  AUXILIO, INC.
                            FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                            Page

                                     PART I

ITEM 1       Description of Business..........................................4

ITEM 2       Description of Properties........................................7

ITEM 3       Legal Proceedings................................................7

ITEM 4       Submission of Matters to a Vote of Security Holders..............7

                                     PART II

ITEM 5       Market for Common Equity and Related Stockholder Matters.........7

ITEM 6       Management's Discussion and Analysis and Plan of Operations......9

ITEM 7       Consolidated Financial Statements........................F-2--F-25

ITEM 8       Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure..........................17

ITEM 8A      Controls and Procedures.........................................17

ITEM 8B      Other Information...............................................18

                                    PART III

ITEM 9       Directors, Executive Officers, Promoters and Control Persons:
             Compliance with Section 16(a) of the Exchange Act ..............18

ITEM 10      Executive Compensation..........................................19

ITEM 11      Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters.................................19

ITEM 12      Certain Relationships and Related Party Transactions............19

ITEM 13      Exhibits........................................................19

ITEM 14      Principal Accountant Fees and Services..........................20

                                     PART I

Statements contained in this Report that are not historical facts or that discuss our expectations or beliefs regarding our future operations or future financial performance, or financial or other trends in our business, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "1933 Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "1934 Act"). Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Often, they include the words "believe," "expect," "anticipate," "intend," "plan," "estimate," "project," or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could," or "may." The achievement or realization of the expectations or beliefs set forth in forward-looking statements are subject to a number of risks and uncertainties that could cause our financial condition or operating results in the future to differ significantly from those expected at the current time. Those risks and uncertainties are described in Part II of this Report in the Section entitled
"MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS--Factors That May Affect Our Future Results" and readers of this Report are urged to read the cautionary statements contained in that Section of this Report. Due to these uncertainties and risks, readers are cautioned not to place undue reliance on forward-looking statements contained in the Report, which speak only as of the date of this Annual Report. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1. Description of Business

Introduction

      Auxilio, Inc. (the "Company" or "Auxilio") was originally incorporated under the laws of the State of Nevada on August 29th, 1995, under the name Corporate Development Centers, Inc. As a result of a series of transactions, which are more fully described in the section entitled "Background" below, the Company, in April 2004, changed its name to Auxilio, Inc. The Company is currently headquartered in Orange County, California, with its principal executive offices located at 27401 Los Altos, Suite 100, Mission Viejo, 92691. The Company is engaged in the business of providing fully outsourced document image management services to the healthcare industry. For more information on the Company and its products and services see the section entitled "Principal Products or Services" below or visit our website at www.auxilioinc.com.

      Where appropriate, references to "Auxilio", the "Company," "we" or "our" include Auxilio, Inc., Auxilio Solutions, Inc., e-Perception Technologies, Inc. and PeopleView, Inc.

Background

      Auxilio, Inc. was incorporated in the State of Nevada on August 29, 1995. From its incorporation in August 1995 until January 2002, the Company had no significant operations. In January of 2002, the Company's predecessor e-Perception Technologies, Inc. ("e-Perception"), a Human Resources software concern, completed a tender offer with Corporate Development Centers, Inc. ("CDC"). CDC's common stock traded on the OTC Bulletin Board. In connection with the tender offer, the stockholders of e-Perception received one (1) share of CDC for each four (4) shares of e-Perception common stock they owned prior to the tender offer. As a result, e-Perception became a wholly owned subsidiary of CDC. CDC subsequently changed its name to e-Perception, Inc. Approximately eighteen months later e-Perception changed its name to PeopleView, Inc. ("PeopleView") and traded under the symbol PPVW.

      For the fiscal year ended December 31, 2003, and including the period from January 1, to March 31, 2004, PeopleView developed, marketed and supported web based assessment and reporting tools and provided consulting services that enabled companies to manage their Human Capital Management (HCM) needs in real-time. Companies ranging in size from 50 person firms to Fortune 500 companies implemented our solutions in order to have deep insight into their human capital assets.

      In March of 2004, PeopleView entered into an asset purchase and sale agreement with Workstream, Inc. (NASDQ:WSTM) ("Workstream") whereby the Company sold to Workstream essentially all of its assets, including its software products and related intellectual property, its accounts receivable, certain computer equipment, customer lists, and the PeopleView name, among other things. Pursuant to an addendum to the original agreement, the final consideration the Company received was cash equal to $250,000, 246,900 shares of Workstream common stock, and a warrant to purchase an additional 50,000 shares at an exercise price of $3.00 per share. The business operations of PeopleView were discontinued in March 2004.

      On April, 1, 2004, PeopleView completed the acquisition of Alan Mayo and Associates, Inc. dba The Mayo Group (and referred to herein as "TMG"). TMG offered outsourced image management services to healthcare facilities throughout California, and this acquisition forms the basis for Auxilio's current operations. Subsequent to the acquisition of TMG, PeopleView changed its name to Auxilio, Inc. and changed TMG's subsidiary name to Auxilio Solutions, Inc. Our stock now trades on the Over-the Counter Bulletin Board under the symbol AUXO.OB.

Principal Products or Services

      Auxilio is a services and technology firm that provides fully outsourced document image management services ("Image Management") to the healthcare industry. Auxilio provides full-time on-site management teams to perform a customized Image Management program that includes the following services:

      o     Vendor monitoring, management and contract negotiation
      o     Change management and end-user training programs
      o     Utilization management
      o     Financial reporting
      o     Workflow efficiency management
      o Information systems integration, connectivity and image migration strategies
      o Strategy execution working with the customer to execute a long-term Image Management strategy

      Auxilio's products and services also include the sales, integration and services of automated office equipment including digital and color copiers, printers, facsimile machines and multi-function equipment.

Competition

      We operate in a highly competitive market. The majority of the competition in the healthcare industry market for Image Management services comes primarily from the large photocopy/multi-functional digital device manufacturers such as Xerox, Canon, Konica Minolta, Ricoh and Sharp. In addition to the manufacturers the competitive landscape contains large equipment dealer/distributors such as Ikon, Lanier, and Global Imaging Systems as well as a number of regional and local equipment dealers and distributors that exist in the communities which the hospitals serve. Our analysis of the competitive landscape shows a very strong opportunity for fully outsourced Image Management services to the healthcare industry.

      While this competition does present a significant competitive threat, Auxilio feels that it has a strong competitive position in the marketplace due to a number of important reasons:

      o Auxilio is unique in its 100% focus on healthcare. No other vendor/service provider has its entire business dedicated to solving issues inside of healthcare with the expertise and knowledge base unmatched in the market. This fact provides Auxilio with a competitive advantage by being focused experts on the document image production issues related to healthcare and not distracted by other markets causing focus and service to suffer.

      o Auxilio is unique in its approach to providing fully outsourced Image Management programs. Auxilio's program is completely outsourced and hospitals need only pay a single invoice. None of the competition attempts to run the image production as a department in the hospital with a full-time staff on-site. The vendors and dealers in the vast majority of instances have multiple small and large customers in a geographic area to whom they are providing services and this causes major delays in service and supplies to the hospitals. In addition, by focusing solely on the hospital campus Auxilio enjoys much lower turn-around times for service, greater up sell opportunities and a much deeper service relationship with the customer.

      o Auxilio is not restricted to any single equipment vendor. Auxilio is committed to bringing the best of breed hardware and software solutions to our customers. Our approach is to use the best technology to solve the solution in the best manner possible without any prejudice as to equipment.

      o Auxilio maintains a daily connection with the hospital providing a detailed strategy and plan on equipment acquisition saving the hospitals a great deal of time, effort and money in this cumbersome and confusing process.

Customers

      Most of the Company's customers are hospitals and Integrated Health Delivery Networks (IDN). The loss of any key customer could have a material adverse effect upon the Company's financial condition, business, prospects and results of operation. The Company's largest customer represents approximately 65% of the Company's revenues for the year ended December 31, 2004.

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

Research and Development

      Commencing April 1, 2004, with the focus on document and image management, in addition to document and image processing, we incurred minimal research and development expenses for 2004. Prior to April 1, 2004, the research and development organization was responsible for product architecture, core technology, product testing and quality assurance and ensuring the compatibility of the products with leading hardware platforms, operating systems and database systems for the Company's Human Resources software. In addition, that organization supported some pre-sale and customer support activities. For the first quarter of 2004 we incurred research and development expenses of $46,249. In 2003, we incurred research and development expenses of $659,910. The majority of the research and development organization was outsourced to Prosys, Inc., a New Dehli based software development firm. In addition the product development was outsourced to J. Joseph Inc., a Nevada based technology consulting firm. For the year ended December 31, 2003 and the first quarter of 2004, research and development expenses are included in discontinued operations.

Employees

      As of December 31, 2004, we had forty-six full-time employees. Of these employees, twenty-nine were engaged in providing services, nine were engaged in sales and marketing, and eight were engaged in general and administrative. None of our employees are represented by a labor union or a collective bargaining agreement. We have not experienced any work stoppages and consider our relations with our employees to be good.

Item 2. Description of Properties

      We currently lease approximately 6,672 square feet of office space in one building located in Mission Viejo, California. The lease terminates on January 31, 2010. We lease approximately 12,000 square feet of warehouse space in Los Angeles, California, which serves as storage for excess equipment and supplies. The lease terminates July 31, 2006. We sublease approximately 8,836 square feet of office space in Glendale, California. The Company has vacated this space. The sublease terminates July 30, 2005.

      The Company expects that the current leased premises will be satisfactory until the future growth of its business operations necessitates an increase in office space. There is an ample supply of office space in the Orange County area and we do not anticipate any problem in securing additional space if, and when, necessary.

Item 3. Legal Proceedings

      From time to time, we may become involved in litigation relating to claims arising from our ordinary course of business. We are aware of no claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on us.

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of the Company's security holders during the fourth quarter of its fiscal year ended December 31, 2004.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

      The Company's common stock currently trades on the Over-the-Counter Bulletin Board, under the trading symbol of "AUXO.OB". The Company had lost its trading symbol in or about September 1999. The Company was re-listed on the Over-the-Counter Bulletin Board on November 29, 2001. In January 2002, the Company changed its stock symbol to "EPER.OB". In June 2003, the Company changed its stock symbol to "PPVW.OB". On June 21, 2004, the Company changed its stock symbol to "AUXO.OB". Because we are listed on the Over-the-Counter Bulletin Board, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a NASDAQ market or other exchange.

      The following table sets forth for each quarter during fiscal years 2004 and 2003 the high and low bid quotations for the Common Stock as reported by NASDAQ.

         Quarter                                        Low           High
         -------                                        ---           ----
         January 1, 2003--March 31, 2003.             $  0.99       $  7.65
         April 1, 2003--June 30, 2003.                $  0.99       $  3.03
         July 1, 2003--September 30, 2003.            $  0.75       $  2.40
         October 1, 2003--December 31, 2003.          $  1.35       $  1.95
         January 1, 2004--March 31, 2004.             $  0.75       $  2.70
         April 1, 2004--June 30, 2004.                $  0.75       $  1.20
         July 1, 2004--September 30, 2004.            $  0.65       $  1.75
         October 1, 2004--December 31, 2004.          $  1.50       $  3.00

      On March 30, 2005, the Company had approximately 336 stockholders of record.

      The Company has not paid any dividends on its Common Stock and does not expect to do so in the foreseeable future. The Company intends to apply its earnings, if any, in expanding its operations and related activities. The payment of cash dividends in the future will be at the discretion of the Board of Directors and will depend upon such factors as earnings levels, capital requirements, the Company's financial condition and other factors deemed relevant by the Board of Directors. In addition, the Company's ability to pay dividends may be limited under future loan agreements of the Company which restrict or prohibit the payment of dividends.

Equity Compensation Plan Information

      The following table provides certain information as of December 31, 2004 with respect to the Company's equity compensation plans under which equity securities of the Company are authorized for issuance.

                                                               Number of Securities                             Number of
                                                                 to be Issued Upon      Weighted Average       Securities
                                                                    Exercise of         Exercise Price of       Remaining
                                                               Outstanding Options,        Outstanding        Available for
                                                                     Warrants          Options, Warrants    Future Issuances
                            Plan                                    and Rights             and Rights          Under Plan
                            ----                                    ----------             ----------          ----------
Equity compensation plans approved by security holders (1):          1,361,580                $1.07             2,105,087
Equity compensation plans not approved by security holders (2):      1,236,955                $1.04                    --
                                                                     ---------                                  ---------
    Total                                                            2,598,535                                  2,105,087
                                                                     =========                                  =========

(1) These plans consist of the 2000 Stock Option Plan, 2001 Stock Option Plan, the 2003 Stock Option Plan and the 2004 Stock Option Plan.

(2) Warrants and rights. From time to time and at the discretion of the Board of Directors the Company may issue warrants to key individuals or officers of the Company as performance based compensation.

      On December 28, 2004, Auxilio entered into a Revolving Loan and Security Agreement with Mr. Michael D. Vanderhoof. Mr. Vanderhoof is a director of the Company. Under the agreement, the Company can borrow up to $500,007 (the "Revolving Loan"). Money will be advanced to Auxilio by Mr. Vanderhoof against the $500,000 limit upon six business days advance written notice by the Company. Interest will accrue daily upon any unpaid principal balance at the rate of eight percent (8%) per annum. Accrued interest is payable in full monthly. All outstanding principal is due and payable in full on December 10, 2005. The Revolving Loan is secured by all of the Company's inventory, accounts receivable, equipment, cash, deposit accounts, securities, intellectual property, chattel paper, general intangibles and instruments, now existing or hereafter arising, and all proceeds thereof. In consideration for the making of the Revolving Loan, Mr. Vanderhoof also received a warrant to purchase common shares of the Company in a number equal to 10% of the highest amount outstanding. For example, if the full amount of $500,000 is borrowed, the holder will have the right to purchase 50,000 shares of stock. The exercise price is equal to $2.00 per share. As of March 30, 2005 the Company borrowed $500,000 and issued 50,000 warrants in connection with the Revolving Loan.

      On April 1, 2004, the Company completed the acquisition of Alan Mayo and Associates, Inc. (doing business as "The Mayo Group" and referred to herein as "TMG"). The purchase price for the acquisition of TMG was equal to $255,000 in cash and 1,700,030 shares of the Company's common stock, all payable upon the closing. In addition, upon closing the Company deposited (a) $45,000 in an indemnity escrow account, (b) 300,005 shares of common stock in an indemnity escrow account, (c) 2,000,035 shares of common stock in an escrow account as contingency for certain performance goals, and (d) a note payable in the amount of $315,000 due April 15, 2005, which note is also subject to certain contingent performance goals. All contingent amounts from the original agreement have subsequently been paid (both cash and stock). Therefore the foregoing amounts are included in the purchase price as is required under Statement of Financial Accounting Standards No. 141 (SFAS 141). In addition to the above amounts, the Company has included severance payments totaling $465,500. Other acquisition costs totaling $264,174 were incurred during the twelve months ended December 31, 2004 and has been included in the purchase price. All of the Company's operations after April 1, 2004 are the operations of TMG. The Company obtained a formal valuation determining that of the $3,013,929 excess purchase price of assets acquired and liabilities assumed, $1,500,000 could be allocated to non-compete agreements, customer relationships and backlog. These intangible assets are being amortized on a straight-line basis over 3-5 years.

      In March 2004, the Company initiated a private placement of its common stock at a purchase price of $0.30 per share. On May 15, 2004, the Company closed the offering, selling 1,733,833 shares, with net proceeds of $520,150. The offering was made in reliance on Rule 506 of Regulation D under the Securities Act of 1933.

      In March 2003, the Company initiated a private placement of its common stock, which opened at $0.75 per share. The offering was made in reliance on Rule 506 of Regulation D under the Securities Act of 1933. The Company closed the offering on September 30, 2003, selling 3,660,597 shares, with net proceeds of $2,470,903. Total costs related to the placement were $546,764. Included in this amount is $272,219 of expense related to the fair market value of the 366,023 warrants issued to the selling group.

      The Company completed a private placement of its common stock on January 15, 2003. The Company sold 342,721 shares of common stock in this offering at a purchase price of $3.00 per share. In March 2003, the Board of Directors of the Company voted to reprice the shares sold in the offering because of the Company's inability to meet the revenue projections described to investors in the offering. The Company repriced the common stock sold in the offering to $0.75 per share (the "Repricing"). The Company gave each purchaser the election to either rescind his investment, or accept four shares of common stock for each share purchased in the offering. Four investors elected to rescind their investment, totaling 22,667 shares, for $68,000. After the Repricing, and after the rescission, $920,163 had been collected in connection with such offering. Pursuant to the Repricing, an additional 920,163 shares were issued for a total of 1,226,884 shares sold in this offering. The offering was made in reliance on Rule 506 of Regulation D under the Securities Act of 1933.

Item 6. Management's Discussion and Analysis and Plan of Operations

INTRODUCTION

      The following discussion presents information about our consolidated results of operations, financial condition, liquidity and capital resources and should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Report.

      Forward Looking Statements. This discussion contains statements regarding operating trends and our beliefs and expectations regarding our future financial performance and future financial condition (which are referred to as "forward looking statements"). The consequences of those operating trends on our business and the realization of our expected future financial results, which are discussed in those statements, are subject to the uncertainties and risks described below in this Section of this Report under the caption "Factors That May Affect Future Results." Due to those uncertainties and risks, the duration and effects of those operating trends on our business and our future financial performance may differ, possibly significantly, from those that are currently expected as set forth in the forward looking statements. As a result, you should not place undue reliance on those forward looking statements.

OVERVIEW

      In May 2004, the Company received shareholder approval to change the Company name to Auxilio, Inc. ("Auxilio"), from PeopleView, Inc. The new stock symbol is AUXO.OB.

      For the fiscal year ended December 31, 2003, and including the period from January 1, to March 31, 2004, Auxilio developed, marketed and supported web based assessment and reporting tools and provided consulting services that enabled companies to manage their Human Capital Management (HCM) needs in real-time. Companies ranging in size from 50 person firms to Fortune 500 companies implemented our solutions in order to have deep insight into their human capital assets.

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

      In April 2004, one of the Company's subsidiaries, PPVW Acquisition Company, completed an acquisition of Alan Mayo & Associates, dba The Mayo Group ("The Mayo Group" or "TMG"). Effective with the acquisition, PPVW Acquisition Company changed its name to The Mayo Group, and subsequently changed the name to Auxilio Solutions, Inc. ("ASI"). ASI provides outsourced document image management services for healthcare facilities. Operations from April 1, 2004 will include the operations of ASI. An 8-K was filed with the Securities and Exchange Commission (SEC) on April 16, 2004 reporting this transaction. The audited financial statements of The Mayo Group were filed on September 27, 2004.

      ASI provides integration strategies and outsourced services for document image management in healthcare facilities. The Company helps hospitals and health systems reduce expenses and create manageable, dependable document image management programs by managing their back-office processes. The process is initiated through a detailed proprietary TeqTrak(TM) analysis. TeqTrak(TM) is a financial analysis that is performed at the customer premises using a combination of proprietary processes and innovative web based technology for data collection and report generation. After TeqTrak(TM) and upon engagement, ASI capitates the cost of the entire document image management process for the customer and places a highly trained resident team on site to manage the process. ASI is focused solely on the healthcare industry.

      As a result of the acquisition of TMG and disposal of the Company's previous product offering to Workstream, the financial statements for the year ended December 31, 2004, are not comparable to the financial statements for the year ended December 31, 2003.

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

      We consider the following accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment:

      o     Revenue recognition
      o     Accounts receivable valuation and related reserves
      o     Valuation of fixed assets
      o     Accounting for income taxes
      o     Impairment of intangible assets

See disclosures in Note 1 of the financial statements for the Company's accounting policies and procedures.

RESULTS OF OPERATIONS

For the Fiscal Year Ended December 31, 2004

Net Revenue

      Net revenue increased $5,906,868 or 430 percent, to $7,281,809 for the year ended December 31, 2004, as compared to the same period in 2003. Revenues for 2003 and the first quarter of 2004 related to the disposed business are included in discontinued operations. This increase was due to the acquisition of The Mayo Group. 100% of the Company's net revenue as presented on the consolidated statement of operations, for the year ended 2004, were derived from the sales and services of outsourced image management and document imaging equipment, and 0% was derived from solutions related to its previous business operations.

Cost of Revenue

      Cost of revenue consists of document imaging equipment, parts, supplies and salaries and expenses of field services personnel. Cost of revenue increased by $3,233,380 to $4,012,100, or 55 percent of sales for the year ended December 31, 2004, as compared to $778,720, or 57 percent of sales for the same period in 2003. Cost of revenues for 2003 and the first quarter of 2004 related to the disposed business are included in discontinued operations. The increase in cost of revenues was due to the increase in revenues associated with the change in business operations comprised of sales and services of outsourced image management and document imaging equipment.

Research and Development

      Pursuant to the Workstream transaction, the Company no longer incurs research and development expenses. For the year ended December 31, 2003 and the first quarter of 2004, research and development expenses consisted of personnel expenses and associated overhead that are included in discontinued operations. The Company's investment in research and development decreased $659,910 to $0, or 0 percent of sales for year ended December 31, 2004, as compared to $659,910, or 48 percent of sales for the same period in 2003. All costs currently incurred in 2004 and 2003, in the research and development of new software products were expensed as incurred. Auxilio is not involved in research and development as the Company has changed its business pursuant to the acquisition of The Mayo Group.

Sales and Marketing

      Sales and marketing expenses include salaries, commissions and expenses of sales and marketing personnel, travel and entertainment, and other selling and marketing costs. Sales and marketing expenses decreased by $92,010 to $1,423,106, or 20 percent of sales for the year ended December 31, 2004, as compared to $1,515,116, or 110 percent of sales for the same period in 2003. Sales and marketing for 2003 and the first quarter of 2004 related to the disposed business are included in discontinued operations. This decrease was primarily due to the change in business activity, as marketing related expenses for the business activities in outsourced image management services are lower. The decrease in the sales and marketing expenses as a percent of sales is a result of the 430% increase in revenue.

General and Administrative

      General and administrative expenses, which include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses, and other administrative costs, increased by $44,014 to $1,285,576, or 18 percent of sales for the year ended December 31, 2004, as compared to $1,241,562, or 90 percent of sales for same period in 2003. Certain general and administrative expenses for 2003 and first quarter of 2004 which are related to the disposed business are included in discontinued operations. The increase for the current year was primarily due to the change in the business activities to outsourced image management services. The decrease in the general and administrative expenses as a percent of sales is a result of the 430% increase in revenue.

Intangible Asset Amortization

      Intangible asset amortization was $333,092 for the year ended December 31, 2004, compared to $13,736 for the year ended December 31, 2003. The increase in amortization expense is a result of the acquisition of TMG and the allocation of part of the purchase price to certain intangible assets. See Note 2 of the Company's financial statements. Intangible asset amortization for 2003 relates to the disposed business that is included in discontinued operations.

Other Income (Expense)

      Other income and expense includes interest income net of interest expense. Interest income is primarily derived from short-term interest-bearing securities and money market accounts. Interest expense for the fiscal year ended December 31, 2004 was $13,662 compared to $16,088 for the same period in 2003. Interest income for the fiscal year ended December 31, 2004 was $6,148 compared to $3,772 for the same period in 2003, primarily due to an increase in the average balance of invested cash and short-term investments.

Loss on disposal of fixed assets

      During the year ended December 31, 2003, the Company recognized a loss on disposal of fixed assets of $442,142 relating to its non HCM tools software solution and related assets. Due to competitive forces, the Company determined to focus efforts on the new HCM tools offering. The loss is related to the disposed business and included in discontinued operations.

Liquidity and Capital Resources

      At December 31, 2004, our cash and cash equivalents were equal to $951,090. The Company's principal cash requirements are for operating expenses, including equipment, supplies, employee costs, capital expenditures and funding of the operations. The Company's primary sources of cash are from revenues and private placements of the Company's common stock.

      During the year ended 2004, the Company generated $655,167 from operating activities, as compared to $2,563,144 used for operating activities for the same period in 2003. The increase in cash generated was primarily due to the increase in revenue and related collections, as a result of the acquisition of The Mayo Group.

      On December 28, 2004, Auxilio entered into a Revolving Loan and Security Agreement with Mr. Michael D. Vanderhoof. Mr. Vanderhoof is a director of the Company. Under the agreement, the Company can borrow up to $500,000 (the "Revolving Loan"). Money will be advanced to Auxilio by Mr. Vanderhoof against the $500,000 limit upon six business days advance written notice by the Company. Interest will accrue daily upon any unpaid principal balance at the rate of eight percent (8%) per annum. Accrued interest is payable in full monthly. All outstanding principal is due and payable in full on December 10, 2005. The Revolving Loan is secured by all of the Company's inventory, accounts receivable, equipment, cash, deposit accounts, securities, Intellectual Property, chattel paper, general intangibles and instruments, now existing or hereafter arising, and all proceeds thereof. In consideration for the making of the Revolving Loan, Mr. Vanderhoof will also receive a warrant to purchase common shares of the Company in a number equal to 10% of the highest amount outstanding. For example, if the full amount of $500,000 is borrowed, the holder will have the right to purchase 50,000 shares of stock. The exercise price is equal to $2.00 per share. The warrant is being accounted for under APB 25. As of December 31, 2004 the Company had not borrowed under the Revolving Loan. As of March 30, 2005, the Company has borrowed $500,000 and issued 50,000 warrants.

      In February, 2005, the Company initiated a private placement of its common stock, at $2.00 per share. As of March 30, 2005, $1,808,720 of net proceeds has been collected, resulting in an additional 983,000 shares being issued. The Company is dependent upon the successful completion of this private placement. Our need for such additional financing depends in part on our future performance, which, in turn, is subject to general economic conditions, and business and other factors beyond our control. The Company anticipates that the cash from the private placement and the borrowings from Michael D. Vanderhoof are sufficient to sustain the business operations over the next twelve months.

Contractual Obligations and Contingent Liabilities and Commitments

      The Company leases certain of its facilities under non-cancelable operating lease arrangements that expire at various dates through 2009. The following table summarizes future minimum payments for these leases as of December 31, 2004:

                                      Total               2005               2006-2007          2008-2009
                                  --------------- --------------------- --------------------- --------------
            Operating Leases         $977,346           $275,207              $357,994          $344,145

FACTORS THAT MAY AFFECT FUTURE RESULTS

      This Report, including the discussion and analysis of our financial condition and results of operations set forth above, contains certain forward-looking statements. Forward-looking statements set forth estimates of, or our expectations or beliefs regarding, our future financial performance. Those estimates, expectations and beliefs are based on current information and are subject to a number of risks and uncertainties that could cause our actual operating results and financial performance in the future to differ, possibly significantly, from those set forth in the forward-looking statements contained in this Report and, for that reason, you should not place undue reliance on those forward-looking statements. Those risks and uncertainties include, although they are not limited to, the following:

WE ARE A NEW COMPANY WITH A LIMITED OPERATING HISTORY.

      Our business was incorporated in March 2000. During March and April of 2004, we entered into two transactions which changed the Company's business operations and revenue model. In March 2004, the Company sold its survey and assessment software to Workstream, Inc. In April 2004, the Company completed an acquisition of TMG and as a result of such acquisition, entered the Image Management industry. The future revenue opportunity is focused on providing outsourced financial and business processes for image management in healthcare. We have limited operating history in this industry on which to base an evaluation of our business and prospects, and any investment decision must be considered in light of the risks and uncertainties encountered by companies in the early stages of development. Such risks and uncertainties are frequently more severe for those companies operating in new and rapidly evolving markets.

      Some of the factors upon which our success will depend include (but are not limited to) the following:

      o the emergence of competitors in our target market, and the quality and development of their products and services;
      o     the market's acceptance of our products and services.

      In order to address these risks, we must (among other things) be able to:

      o     successfully complete the development of our products and services;
      o modify our products and services as necessary to meet the demands of our market;
      o     attract and retain highly skilled employees; and
      o     respond to competitive influences.

      On an ongoing basis, we cannot be certain that we will be able to successfully address any of these risks.

WE FACE SUBSTANTIAL COMPETITION FROM BETTER ESTABLISHED COMPANIES THAT MAY HAVE SIGNIFICANTLY GREATER RESOURCES WHICH COULD LEAD TO REDUCED SALES OF OUR PRODUCTS.

      The market for our products and services is competitive and is likely to become even more competitive in the future. Increased competition could result in pricing pressures, reduced sales, reduced margins or the failure of our products and services to achieve or maintain market acceptance, any of which would have a material adverse effect on our business, results of operations and financial condition. Many of our current and potential competitors enjoy substantial competitive advantages, such as:

      o     greater name recognition and larger marketing budgets and resources;
      o established marketing relationships and access to larger customer bases;
      o     substantially greater financial, technical and other resources; and
      o     larger technical and support staffs.

      As a result, our competitors may be able to respond more quickly than we can to new or changing opportunities, technologies, standards or customer requirements. For all of the foregoing reasons, we may not be able to compete successfully against our current and future competitors.

THE COMPANY HAS A HISTORY OF LOSSES AND MAY NEED ADDITIONAL FINANCING TO CONTINUE ITS OPERATIONS, AND SUCH FINANCING MAY NOT BE AVAILABLE UPON FAVORABLE TERMS, IF AT ALL.

      The Company experienced net operating income of approximately $228,000 for the fiscal year ended December 31, 2004, a net operating loss of approximately $2.9 million for the fiscal year ended December 31, 2003 (before reclassification for discontinued operations) and a net operating loss of approximately $1.7 million for the fiscal year ended December 31, 2002. There can be no assurances that the Company will be able to operate profitably in the future. In the event that the Company is not successful in implementing its business plan, the Company will require additional financing in order to succeed. There can be no assurance that additional financing will be available now or in the future on terms that are acceptable to the Company. If adequate funds are not available or are not available on acceptable terms, the Company may be unable to develop or enhance its products and services, take advantage of future opportunities or respond to competitive pressures, all of which could have a material adverse effect on the Company's business, financial condition or operating results.

WE ARE DEPENDENT UPON OUR VENDORS TO CONTINUE TO SUPPLY US EQUIPMENT, PARTS, SUPPLIES, AND SERVICES AT COMPARABLE TERMS AND PRICE LEVELS AS THE BUSINESS GROWS.

      Our access to equipment, parts, supplies, and services depends upon our relationships with, and our ability to purchase these items on competitive terms from our principal vendors. We do not enter into long-term supply contracts with these vendors and we have no current plans to do so in the future. These vendors are not required to use us to distribute their equipment and are free to change the prices and other terms at which they sell to us. In addition, we compete with the selling efforts of some of these vendors. Significant deterioration in relationships with, or in the financial condition of, these significant vendors could have an adverse impact on our ability to sell and lease equipment as well as our ability to provide effective service and technical support. If one of these vendors terminates or significantly curtails its relationship with us, or if one of these vendors ceases operations, we would be forced to expand our relationships with our existing vendors or seek out new relationships with previously-unused vendors.

WE ARE DEPENDENT UPON OUR LARGEST CUSTOMER.

      The loss of any key customer could have a material adverse effect upon the Company's financial condition, business, prospects and results of operation. The Company's largest customer, Huntington Memorial Hospital, represents approximately 65% of the Company's revenues for the year ended December 31, 2004. Although the Company anticipates that this customer will represent less than 15% of revenue for 2005 and less than 10% for 2006, the loss of this customer may contribute to our inability to operate as a going concern and may require us to obtain additional equity funding or debt financing (beyond the amounts described above) to continue our operations. We cannot be certain that we will be able to obtain such additional financing on commercially reasonable terms, or at all.

WE ARE DEPENDENT ON OUR MANAGEMENT TEAM AND THE UNEXPECTED LOSS OF ANY KEY MEMBER OF THIS TEAM MAY PREVENT US FROM IMPLEMENTING OUR BUSINESS PLAN IN A TIMELY MANNER OR AT ALL.

      Our future success depends on the continued services and performance of our management team and our key employees and their ability to work together effectively. If our management team fails to work together effectively, our business could be harmed. Although we believe we will be able to retain these key employees, and continue hiring qualified personnel, our inability to do so could materially adversely affect our ability to market, sell, and enhance our services. The loss of key employees or our inability to hire and retain other qualified employees could have a material adverse effect on our business, prospects, financial condition and results of operations.

THE MARKET MAY NOT ACCEPT OUR PRODUCTS AND SERVICES AND OUR PRODUCTS AND SERVICES MAY NOT ADDRESS THE MARKET'S REQUIREMENTS.

      Our products and services are targeted to the healthcare market, a market in which there are many competing service providers. Accordingly, the demand for our products and services is very uncertain. The market may not accept our products and services. Even if our products and services achieve market acceptance, our products and services may fail to address the market's requirements adequately.

IF WE FAIL TO PROVIDE SERVICES, OUR REVENUES AND PROFITABILITY WOULD BE HARMED.

      Our services are integral to the successful deployment of our solutions. If our services organization does not effectively implement and support our customers, our revenues and operating results would be harmed.

IF WE NEED ADDITIONAL FINANCING TO MAINTAIN AND EXPAND OUR BUSINESS, FINANCING MAY NOT BE AVAILABLE ON FAVORABLE TERMS, IF AT ALL.

      We may need additional funds to expand or meet all of our operating needs. If we need additional financing, we cannot be certain that it will be available on favorable terms, if at all. Further, if we issue equity securities, stockholders will experience additional dilution and the equity securities may have seniority over our common stock. If we need funds and cannot raise them on acceptable terms, we may not be able to:

      o     Develop or enhance our service offerings;
      o     Take advantage of future opportunities; or
      o     Respond to customers and competition.

WE MUST MANAGE GROWTH TO ACHIEVE PROFITABILITY.

      To be successful, we will need to implement additional management information systems, develop further our operating, administrative, financial and accounting systems and controls and maintain close coordination among our executive, finance, marketing, sales and operations organizations. Any failure to manage growth effectively could materially harm our business.

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

FUTURE SALES OF RESTRICTED SHARES COULD ADVERSELY AFFECT THE PRICE OF OUR COMMON STOCK AND LIMIT OUR ABILITY TO COMPLETE ADDITIONAL FINANCING.

      Although our shares are currently trading on the OTC Bulletin Board, the volume of trading of our common stock and the number of shares in the public float are small. Sales of a substantial number of shares of our common stock into the public market in the future could materially adversely affect the prevailing market price for our common stock. In connection with our acquisition of TMG, we issued 4,000,070 shares of common stock, all of which will become eligible for resale pursuant to Rule 144 of the Securities Act in the second calendar quarter of 2005. Such a large "over-hang" of stock eligible for sale in the public market, including shares of common stock offered pursuant to this Memorandum which may become eligible for resale in the future, may have the effect of depressing the price of our common stock, and make it difficult or impossible for us to obtain additional debt or equity financing.

OUR STOCK PRICE HAS FLUCTUATED AND COULD CONTINUE TO FLUCTUATE SIGNIFICANTLY.

      The market price for our common stock has been, and is likely to continue to be, volatile. The following factors may cause significant fluctuations in the market price of our ordinary shares:

      o Fluctuations in our quarterly revenues and earnings or those of our competitors;
      o Shortfalls in our operating results compared to levels expected by the investment community;
      o     Announcements concerning us or our competitors;
      o     Announcements of technological innovations;
      o Sale of shares or short-selling efforts by traders or other investors;
      o     Market conditions in the industry; and
      o     The conditions of the securities markets.

      The factors discussed above may depress or cause volatility of our share price, regardless of our actual operating results.

Item 7. Consolidated Financial Statements

      See the consolidated financial statements attached to and made a part of this report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 8A. Controls and Procedures

      Disclosure controls are procedures that are designed with an objective of ensuring that information required to be disclosed in Auxilio's periodic reports filed with the SEC, such as this Annual Report on Form 10-KSB, is recorded, processed, summarized and reported within the time periods specified by the SEC. Disclosure controls are also designed with an objective of ensuring that such information is accumulated and communicated to Auxilio's management, including the CEO and CFO, in order to allow timely consideration regarding required disclosures.

      The evaluation of Auxilio's disclosure controls by the CEO and CFO included a review of the controls' objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Annual Report. Auxilio's management, including the CEO and CFO, does not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, projections of any evaluation of the disclosure controls and procedures to future periods are subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      Based on their review and evaluation as of the date of this statement, and subject to the inherent limitations all as described above, Auxilio's Chief Executive Officer and Chief Financial Officer have concluded that Auxilio's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective except as discussed in the next paragraph below.

      In connection with the completion of its audit of, and the issuance of its report on, our consolidated financial statements for the year ended December 31, 2004, Auxilio identified deficiencies that existed in the design or operation of our internal controls over financial reporting that it considered to be "material weaknesses." The Public Company Accounting Oversight Board had defined a material weakness as a "significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial will not be prevented or detected."

      The   deficiencies  in  our  internal   controls  relates  to  the  timely
reconciliation of income taxes required by SFAS No. 109. The unrecorded transactions and disclosure deficiencies were detected in the audit process and have been appropriately recorded and disclosed in this Form 10-KSB. We are in the process of improving our internal controls in an effort to remediate this deficiency through improved supervision and training of our accounting staff.

      This deficiency has been disclosed to our Audit Committee. Additional effort is needed to fully remedy this deficiency and we are continuing our efforts to improve and strengthen our control processes and procedures. Our management and Audit Committee will continue to work with our auditors and outside advisors to ensure that our controls and procedures are adequate and effective.

      There has been no change in our internal controls over financial reporting during the fourth quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 8B. Other Information

      Reports on Form 8-K.

      A report on Form 8-K was filed on December 29, 2004 pursuant to the creation of a direct financial obligation of the Company.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance With Section 16(a) of the Exchange Act

      Information with respect to our executive officers and directors will be contained in the Definitive Proxy Statement relating to our 2005 Annual Meeting of Stockholders; said information is incorporated herein by reference.

      The Company has adopted a code of ethics, which applies to all members of management.

Item 10. Executive Compensation

      A description of the compensation of our executive officers will be contained in the Definitive Proxy Statement relating to our 2005 Annual Meeting of Stockholders; said information is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders

      A description of the security ownership of certain beneficial owners and management will be contained in the Definitive Proxy Statement relating to our 2005 Annual Meeting of Stockholders; said information is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions

      Alternative disclosure: description of certain relationships and related transactions with management will be contained in the Definitive Proxy Statement relating to our 2005 Annual Meeting of Stockholders; said information is incorporated herein by reference.

Item 13. Exhibits

Exhibits

-------------- ---------------------------------------------------------------------------------------------------------------
No.            Item
-------------- ---------------------------------------------------------------------------------------------------------------
2.1            Agreement and Plan of Reorganization dated as of November 20, 2001, by and between the Company and
               e-Perception, Inc. (incorporated by reference to Exhibit 1.1 to the Registrant's Form 8-K filed on January
               24, 2002).
-------------- ---------------------------------------------------------------------------------------------------------------
2.2            Agreement and Plan of Merger, dated April 1, 2004, by and between Auxilio, Inc., PPVW Acquisition
               Corporation, and Alan Mayo & Associates, Inc. (filed as Exhibit 2.1 to the Registrant's Form 8-K filed on
               April 16, 2004).
-------------- ---------------------------------------------------------------------------------------------------------------
3.1            Certificate of Incorporation
-------------- ---------------------------------------------------------------------------------------------------------------
3.2            Bylaws (incorporated by reference to Exhibit 2 to the Registrant's Form 10-SB filed on October 1, 1999).
-------------- ---------------------------------------------------------------------------------------------------------------
4.1            Subscription Agreement, dated as of January 9, 2002, by and among the Company and each of the stockholders of
               e-Perception, Inc. (incorporated by reference to Exhibit 1.1 to the Registrant's Form 8-K filed on January
               24, 2002).
-------------- ---------------------------------------------------------------------------------------------------------------
10.1           2000 Stock Option Plan
-------------- ---------------------------------------------------------------------------------------------------------------
10.2           2001 Stock Option Plan
-------------- ---------------------------------------------------------------------------------------------------------------
10.3           2003 Stock Option Plan
-------------- ---------------------------------------------------------------------------------------------------------------
10.4           2004 Stock Option Plan
-------------- ---------------------------------------------------------------------------------------------------------------
10.5           Standard Office Lease by and between Arden Realty Limited Partnership and e-Perception Technologies, Inc.
               (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-QSB filed on May 15, 2002).
-------------- ---------------------------------------------------------------------------------------------------------------
10.6           Asset Purchase Agreement between Workstream USA, Inc., Workstream, Inc. and PeopleView, Inc. dated March 8,.
               2004 (incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K filed on April 2, 2004).
-------------- ---------------------------------------------------------------------------------------------------------------
10.7           Addendum dated as of May 27, 2004 to Asset Purchase Agreement dated March 17th, 2004 between Workstream Inc.
               Workstream USA, Inc. and PeopleView, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant's Form
               8-K/A filed on August 3, 2004).
-------------- ---------------------------------------------------------------------------------------------------------------
10.8           Revolving Loan and Security Agreement between Auxilio, Inc. and Michael D. Vanderhoof (filed as Exhibit 10.1 to the Registrant's Form 8-K filed on December 29, 2004).
-------------- ---------------------------------------------------------------------------------------------------------------
10.9           Executive Employment Agreement between Registrant and Etienne Weidemann, President and Chief Operating
               Officer dated April 1, 2004.
-------------- ---------------------------------------------------------------------------------------------------------------
10.10          Executive Employment Agreement between Registrant and Joseph J Flynn, Chief Executive Officer and Chairman of
               the Board of Directors dated April 1, 2004.
-------------- ---------------------------------------------------------------------------------------------------------------
10.11          Executive Employment Agreement between Registrant and James Stapleton, Chief Financial Officer and Corporate
               Secretary dated April 1, 2004.
-------------- ---------------------------------------------------------------------------------------------------------------
10.12          Executive Employment Agreement between Registrant and Paul T. Anthony, Chief Financial Officer and Corporate
               Secretary dated December 10, 2004.
-------------- ---------------------------------------------------------------------------------------------------------------

-------------- ---------------------------------------------------------------------------------------------------------------
No.            Item
-------------- ---------------------------------------------------------------------------------------------------------------
10.13          Standard Office Lease agreement by and between Auxilio, Inc and McMorgan Institutional Real Estate Fund I,
               LLC. dated October 13, 2004.
-------------- ---------------------------------------------------------------------------------------------------------------
14             Registrants Code of Ethics (incorporated by reference to Exhibit 14.1 to the Registrant's Form 10-KSB filed on April 14, 2004).
-------------- ---------------------------------------------------------------------------------------------------------------
16             Letter regarding change in certifying accountants dated February 14, 2002 (incorporated by reference to
               Exhibit 16 to the Registrant's Form 8-K filed on February 15, 2002).
-------------- ---------------------------------------------------------------------------------------------------------------
21.1           Subsidiaries
-------------- ---------------------------------------------------------------------------------------------------------------
31.1           Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a).
-------------- ---------------------------------------------------------------------------------------------------------------
31.2           Certification  of the Chief Financial  Officer  pursuant to Rule 13a-14(a) and rule 15d-14(a).
-------------- ---------------------------------------------------------------------------------------------------------------
32.1           Certification of the CEO and CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The
               Sarbanes-Oxley Act of 2002.
-------------- ---------------------------------------------------------------------------------------------------------------

Item 14. Principal Accountant Fees and Services

      A description of the principal accounting fees and services will be contained in the Definitive Proxy Statement relating to our 2005 Annual Meeting of Stockholders; said information is incorporated herein by reference.

Signatures

      In accordance with section 13 or 15(d) with the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 18th day of April 2005.

                                                   AUXILIO, Inc.

                                                   By:    /s/ Joseph Flynn
                                                      --------------------------
                                                   Joseph Flynn
                                                   Chief Executive Officer
                                                   Principal Executive Officer

                                                   By:    /s/ Paul T. Anthony
                                                      --------------------------
                                                   Paul T. Anthony
                                                   Chief Financial Officer
                                                   Principal Financial Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

     Signature                       Title                            Date
     ---------                       -----                            ----


/s/ Joseph Flynn              Chief Executive Officer             April 18, 2005
--------------------------    (Principal Executive Officer
Joseph Flynn                  and Director)

/s/ Paul T. Anthony           Chief Financial Officer             April 18, 2005
--------------------------    (Principal Financial and
Paul T. Anthony               Accounting Officer)


/s/ Michael Vanderhoof        Director                            April 18, 2005
--------------------------
Michael Vanderhoof


/s/ Ray Gerrity               Director                            April 18, 2005
--------------------------
Ray Gerrity


/s/ Robert Miller             Director                            April 18, 2005
--------------------------
Robert Miller


/s/ John D. Pace              Director                            April 18, 2005
--------------------------
John D. Pace


/s/ Robert L. Krakoff         Director                            April 18, 2005
--------------------------
Robert L. Krakoff

                          AUXILIO, INC. AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003
                      WITH REPORT OF INDEPENDENT REGISTERED
                             PUBLIC ACCOUNTING FIRM


                                    CONTENTS

                                                                            Page

Report of Independent Registered Public Accounting Firm......................F-1


Financial Statements:

    Consolidated Balance Sheet...............................................F-2

    Consolidated Statements of Operations....................................F-3

    Consolidated Statements of Comprehensive Income..........................F-4

    Consolidated Statements of Stockholders' Equity..........................F-5

    Consolidated Statements of Cash Flows...............................F-6, F-7

    Notes to Consolidated Financial Statements.......................F-8 to F-25

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee and Board of Directors
Auxilio, Inc. and Subsidiaries
Mission Viejo, California


We have audited the accompanying consolidated balance sheet of Auxilio, Inc. and Subsidiaries as of December 31, 2004, and the related consolidated statements of operations, comprehensive income, stockholders' equity (deficit), and cash flows for the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Auxilio, Inc. and Subsidiaries as of December 31, 2004, and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.



/s/Stonefield Josephson, Inc.

CERTIFIED PUBLIC ACCOUNTANTS

Irvine, California
April 1, 2005

                         AUXILIO, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2004

                                     ASSETS

Current assets:
 Cash                                                        $    951,090
 Accounts receivable, net                                         241,198
 Prepaid and other current assets                                  76,258
 Supplies                                                         409,786
 Investment in marketable securities                              924,688
                                                             ------------
          Total current assets                                  2,603,020

Property and equipment, net                                       209,794
Deposits                                                           56,395
Intangible assets, net                                          1,166,908
Goodwill                                                        1,547,017
                                                             ------------
          Total assets                                       $  5,583,134
                                                             ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable and accrued expenses                       $  1,204,905
 Accrued compensation and benefits                                655,518
 Deferred revenue                                                 298,523
 Lease buy-out provision                                           32,196
 Current portion of long-term debt                                 18,467
 Line of credit and note payable, related party                   175,368
                                                             ------------
          Total current liabilities                             2,384,977


Commitments and contingencies                                          --

Stockholders' equity:
 Common stock, par value at $0.001, 33,333,333 shares
   authorized, 14,438,662 shares issued and outstanding
                                                                   14,440
 Additional paid-in capital                                    11,836,242
 Accumulated deficit                                           (8,874,735)
 Accumulated comprehensive income                                 222,210
                                                             ------------
          Total stockholders' equity                            3,198,157
                                                             ------------
          Total liabilities and stockholders' equity         $  5,583,134
                                                             ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         AUXILIO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  Year Ended December 31,
                                                              ----------------------------
                                                                   2004           2003
                                                              ------------    ------------

Net Revenues                                                  $  7,281,809    $         --
Cost of revenues                                                 4,012,100              --
                                                              ------------    ------------
Gross profit                                                     3,269,709              --
Operating expenses:
 Sales and marketing                                             1,423,106              --
 General and administrative expenses                             1,285,576         139,369
 Intangible asset amortization                                     333,092              --
                                                              ------------    ------------
  Total operating expenses                                       3,041,774         139,369
                                                              ------------    ------------
Income (loss) from operations                                      227,935        (139,369)
                                                              ------------    ------------
Other income (expense):
 Interest expense                                                  (13,662)        (16,088)
 Interest income                                                     6,148           3,772
 Other Income                                                        3,250           2,325
 Repricing of private placement                                         --         (30,000)
 Loss on disposal of fixed assets                                       --          (3,518)
                                                              ------------    ------------
  Total other income (expense)                                      (4,264)        (43,509)
                                                              ------------    ------------

Income (loss) before provision for income taxes                    223,671        (182,878)
Income tax expense (benefit)                                      (282,160)            800
                                                              ------------    ------------
Net income (loss) from continuing operations                       505,831        (183,678)
Income (loss) from discontinued operations, (including gain
  on disposal of $674,942) net of tax expense of $14,000           487,895      (3,221,342)
                                                              ------------    ------------
Net income (loss)                                             $    993,726    $ (3,405,020)
                                                              ============    ============

Net income (loss) per share - basic:
  Income (loss) per share - continuing operations             $       0.04    $      (0.03)
  Income (loss) per share - discontinued operations           $       0.04    $      (0.49)
                                                              ------------    ------------
Net income (loss) per share - basic                           $       0.08    $      (0.52)
                                                              ============    ============
Net income (loss) per share - diluted:
  Income (loss) per share - continuing operations             $       0.03    $      (0.03)
  Income (loss) per share - discontinued operations           $       0.04    $      (0.49)
                                                              ------------    ------------
Net income (loss) per share - diluted                         $       0.07    $      (0.52)
                                                              ============    ============

Number of weighted average shares -
 Basic                                                          12,729,311       6,588,234
                                                              ============    ============
 Diluted                                                        14,517,617       6,588,234
                                                              ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         AUXILIO, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                              Year Ended December 31,
                                             -------------------------
                                                2004           2003
                                             -----------   -----------
Net income (loss)                            $   993,726   $(3,405,020)


Unrecognized gain on marketable securities       222,210            --
                                             -----------   -----------

Comprehensive income (loss)                  $ 1,215,936   $(3,405,020)
                                             ===========   ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         AUXILIO, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                     Additional                                  Total
                                      Common Stock                    Paid-in    Accumulated   Comprehensive  Stockholders'
                                         Shares        Amount         Capital      Deficit        Income      Equity (Deficit)
                                      -----------   -----------    -----------   -----------    -----------   -----------
Balance at January 1, 2003 as
  restated for effect of one for
  three reverse stock split on May
  15, 2004                              4,631,835   $    13,895    $ 7,301,591   $(6,463,441)   $        --   $   852,045
Shares issued in private
  placement, net of offering costs
  of $546,764                           3,673,931        11,022      2,497,389            --             --     2,508,411
Expenses related to repricing of
  stock sold in private placement          40,000           120         29,880            --             --        30,000
Fair value of warrants issued in
  relation to private placement                --            --          4,231            --             --         4,231
Net loss                                       --            --             --    (3,405,020)            --    (3,405,020)
                                      -----------   -----------    -----------   -----------    -----------   -----------
Balance at December 31, 2003            8,345,766        25,037      9,833,091    (9,868,461)            --       (10,333)
Shares issued in private
  placement, net of offering costs
  of $0                                 1,733,833         1,733        518,417            --             --       520,150
Shares issued for acquisition                  --
                                                      4,000,070          4,000     1,196,022             --     1,200,022
Shares issued for payables                     --
                                                         40,000            120        29,880             --        30,000
Reclass of par value due to
  reverse stock split                          --       (16,769)        16,769            --             --            --
Fair value of warrants issued for
  services                                     --            --          3,137            --             --         3,137
Common stock issued upon exercise
  of warrants                             318,993           319        238,926            --             --       239,245
Unrecognized gain on marketable
  securities                                   --            --             --            --        222,210       222,210
Net income                                     --            --             --       993,726             --       993,726
                                      -----------   -----------    -----------   -----------    -----------   -----------

Balance at December 31, 2004           14,438,662   $    14,440    $11,836,242   $(8,874,735)   $   222,210   $ 3,198,157
                                      ===========   ===========    ===========   ===========    ===========   ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         AUXILIO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Year Ended December 31,
                                                                       --------------------------
                                                                           2004          2003
                                                                       -----------    -----------
Cash flows provided by (used for) operating activities:
         Net income (loss)                                             $   993,726    $(3,405,020)
Adjustments to reconcile net income to net cash provided by
         (used for) operating activities:
         Depreciation                                                       47,264        141,843
         Amortization of intangible assets                                 333,092         13,736
         Bad debt expense                                                   12,755             --
         Deferred tax benefit                                             (300,000)            --
         Loss (gain) on disposal of property and equipment                      --        442,142
         Gain on sale of certain assets                                   (668,441)            --
         Interest expense                                                    3,137         11,313
         Expense related to repricing of stock in private placement             --         30,000
         Impairment of assets                                                   --        101,720
Changes in operating assets and liabilities:
         Accounts receivable                                              (201,852)       248,255
         Supplies                                                         (251,272)            --
         Prepaid and other current assets                                   20,346          9,968
         Deposits                                                          (29,040)            --
         Other assets                                                           --         13,637
         Accounts payable and accrued expenses                             581,671       (118,048)
         Lease buy-out provision                                            32,196             --
         Deferred revenue                                                   81,585        (52,690)
                                                                       -----------    -----------
                Net cash provided by (used for) operating activities       655,167     (2,563,144)
                                                                       -----------    -----------
Cash flows used for investing activities:
         Purchases of property and equipment                              (152,358)       (25,499)
         Payment for purchase of Mayo Group, net of cash acquired         (550,613)            --
         Proceeds from sale of certain assets                              250,000             --
         Proceeds from sale of property and equipment                           --            600
                                                                       -----------    -----------
                 Net cash used for investing activities                   (452,971)       (24,899)
                                                                       -----------    -----------
Cash flows provided by financing activities:
         Payments on notes payable and long-term debt                     (236,899)       (14,334)
         Proceeds from issuance of common stock                            520,150      2,508,411
         Proceeds from exercise of warrants                                239,245             --
                                                                       -----------    -----------
                 Net cash provided by financing activities                 522,496      2,494,077
                                                                       -----------    -----------
Net increase (decrease) in cash and cash equivalents                       724,692        (93,966)
Cash and cash equivalents, beginning of year                               226,398        320,364
                                                                       -----------    -----------
Cash and cash equivalents, end of year                                 $   951,090    $   226,398
                                                                       ===========    ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         AUXILIO, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                Year Ended December 31,
                                                                                ----------------------
                                                                                    2004        2003
                                                                                ----------    --------
Supplemental disclosure of cash flow information:

      Interest paid                                                             $   12,415    $ 1,113
                                                                                ==========    =======
      Income tax paid                                                           $      800    $   800
                                                                                ==========    =======

Non-cash investing and financing activities:

      Receivable issued for sale of equipment                                   $       --    $12,971
                                                                                ==========    =======

      Net assets acquired (liabilities assumed), net of bank overdraft,
          through acquisition of Alan Mayo and Associates, Inc.                 $ (181,254)   $    --
                                                                                ==========    =======

      Stock and note payable issued in conjunction with acquisition             $2,015,150    $    --
                                                                                ==========    =======

      Stock issued for payables                                                 $   30,000    $    --
                                                                                ==========    =======

      Warrants issued for services                                              $    3,137    $    --
                                                                                ==========    =======

      Deferred tax liability incurred related to intangibles from acquisition   $ (300,000)   $    --
                                                                                ==========    =======


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         AUXILIO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

(1)   Summary of Significant Accounting Policies

      Business Activity

      The origins of the Company date back to January of 2002, when the Company's predecessor e-Perception Technologies, Inc. ("e-Perception"), a Human Resources software concern, completed a tender offer with Corporate Development Centers, Inc. ("CDC"). CDC's common stock traded on the OTC Bulletin Board. In connection with the tender offer, the stockholders of e-Perception received one (1) share of CDC for each four (4) shares of e-Perception common stock they owned prior to the tender offer. As a result, e-Perception became a wholly owned subsidiary of CDC. CDC subsequently changed its name to e-Perception, Inc. Approximately eighteen months later e-Perception changed its name to PeopleView, Inc.
      ("PeopleView") and traded under the symbol PPVW. Subsequent to that name change PeopleView, Inc. changed its name to Auxilio, Inc. ("Auxilio"). The stock now trades under the symbol AUXO.OB.

      In March of 2004, PeopleView entered into an asset purchase and sale agreement with Workstream, Inc. (NASDQ:WSTM) ("Workstream") whereby the Company sold to Workstream essentially all of its assets, including its software products and related intellectual property, its accounts receivable, certain computer equipment, customer lists, and the PeopleView name, among other things. Pursuant to an addendum to the original agreement, the final consideration the Company received was cash equal to $250,000, 246,900 shares of Workstream common stock, and a warrant to purchase an additional 50,000 shares at an exercise price of $3.00 per share. The business operations of PeopleView were discontinued as of March 2004.

      On April, 1, 2004, PPVW Acquisition Company ("PPVW"), a wholly owned subsidiary of PeopleView, completed the acquisition of Alan Mayo and Associates, Inc. dba The Mayo Group (and referred to herein as "TMG"). TMG offered outsourced Image Management services to healthcare facilities throughout California, and this acquisition forms the basis for Auxilio's current operations. Subsequent to the acquisition of TMG, PeopleView changed its name to Auxilio, Inc. and changed PPVW's name to Auxilio Solutions, Inc.

      Basis of Presentation

      The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. Although the Company has reported net income of $993,726 for the year ended December 31, 2004, it has reported a net loss of $3,405,020 for the year ended December 31, 2003, and has an accumulated deficit of $8,874,735 at December 31, 2004. The Company has working capital of $218,043 as of December 31, 2004.

      Management has raised funds through the sale of its stock in a private placement that it believes will be sufficient to provide the Company with the ability to continue in existence. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of assets carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

      The consolidated  financial statements include the accounts of the Company
      and  its  wholly  owned  subsidiaries.   All  intercompany   balances  and
      transactions have been eliminated.

      As a result of the acquisition of TMG and disposal of the Company's previous product offering to Workstream, the financial statements for the year ended December 31, 2004, are not comparable, from a business activity viewpoint, to the financial statements for the year ended December 31, 2003.

      Use of Estimates

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

      Revenue Recognition

      Revenue is recognized pursuant to applicable accounting standards including Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 101 (SAB 101), "Revenue Recognition in Financial Statements", and SAB 104, Revenue Recognition. SAB 101 as amended and SAB 104 summarize certain points of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements and provides guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry. The Company's revenue recognition policy complies with the requirements of SAB 101 and SAB 104. Revenues from equipment sales transactions are earned upon equipment being accepted by the customer. For equipment that is to be placed at the customers location at a future date revenue is deferred until that equipment is placed. Monthly service and supply revenue is earned monthly during the term of the contract, as services and supplies are provided monthly. Overages as defined in the contract are billed to customers monthly and are earned when the number of images in any period exceeds the number allowed for in the contract.

      Deferred Revenue

      Deferred revenue is an estimate of revenue expected to be earned in the future under the equipment contracts for additional equipment (printers and faxes) to be placed at the customer's location that has been included in the original contract amount. This additional equipment is identified by the Company at the start of a contract.

      Cash and Cash Equivalents

      For purposes of the statement of cash flows, cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

      Accounts Receivable

      The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $10,598 at December 31, 2004.

      Investments In Marketable Securities

      Investments in marketable securities consist of equity securities classified as "available for sale" under Statements of Financial Accounting Standards No. 115 and reported at fair value and warrants being accounted for under APB 18. Accordingly, unrealized gains and losses on the equity securities are reflected in the statements of comprehensive income. The warrants are accounted for at cost.

      Supplies

      Supplies consist of parts and supplies for the automated office equipment, including copiers, facsimile machines and printers. Supplies are valued at the lower of cost or market value on a first-in, first-out basis.

      Property and Equipment

      Property and equipment are carried at cost less accumulated depreciation. Depreciation of the property and equipment is provided using the straight-line method over the assets' estimated economic lives, which range from 2 to 7 years. Expenditures for maintenance and repairs are charged to expense as incurred.

      Intangible Assets

      Under Statement of Financial  Accounting  Standard  ("SFAS") No. 142 (SFAS
      142), "Goodwill and Other Intangible Assets", goodwill and intangible assets with indefinite lives are no longer amortized, but the remaining useful life will be reviewed each reporting period for impairment. In order to measure any impairment, the Company evaluates whether there were any events or circumstances that have occurred that may affect the carrying amount of the intangible. This testing includes the determination of the fair value of the reporting unit. If the value of the asset exceeds the fair value of the reporting unit, then the Company would estimate the undiscounted cash flows from continuing to use the asset and compare that amount to the assets carrying amount. If the carrying amount of the asset is greater than the expected future cash flows then an impairment loss would be recognized. The result of this testing indicated that a goodwill impairment charge was not necessary. Separately identified intangibles that are deemed to have definite lives will continue to be amortized over their useful life, with no maximum life.

      Long-Lived Assets

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

      Lease Buy-Out Provision

      Lease buy-out provision consists of amounts expected to be paid to third party lessors on equipment currently located at new customer's locations. The Company will buy-out existing lease agreements at a customer's location if it is beneficial to the Company to do so. This liability represents an estimate of the amounts that are to be paid to end the current lease agreements that certain customers have.

      Advertising

      The Company expenses advertising costs when incurred. For the year ended December 31, 2003 and the first quarter of 2004, advertising expenses are included in discontinued operations. Advertising expense totaled $3,152 and $51,662, respectively, for the years ended December 31, 2004 and 2003.

      Research and Development

      Pursuant to the Workstream transaction, the Company no longer incurs research and development expenses. For the year ended December 31, 2003 and the first quarter of 2004, research and development expenses consisted of personnel expenses and associated overhead and are included in discontinued operations. Research, development, and engineering costs were expensed in the year incurred. These costs were $46,249 for the first quarter of 2004 and $659,910 for the year ended December 31, 2003. Auxilio is not involved in research and development expenses as the Company has changed it business pursuant to the acquisition of TMG.

      Income Taxes

      Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial reporting requirements and those imposed under federal and state tax laws. Deferred taxes are provided for timing differences in the recognition of revenue and expenses for income tax and financial reporting purposes and are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Realization of the deferred tax asset is dependent on generating sufficient taxable income in future years. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

      Fair Value of Financial Instruments

      The carrying amount of the Company's cash and cash equivalents, accounts receivable, notes payable, deferred revenue, accounts payable, and accrued expenses, none of which is held for trading, approximates their estimated fair values due to the short-term maturities of those financial instruments.

      Comprehensive Income

      SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of December 31, 2004, the Company had unrecognized gains on marketable securities of $222,210. (See Note 3.)

      Stock-Based Compensation

      The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Under APB 25, the Company does not recognize compensation expense related to options issued under the Company's employee stock options plans, unless the option is granted at a price below market price on the date of grant.

      For non-employees stock based compensation, the Company recognizes an expense in accordance with Statement of Financial Accounting Standards No. 123 (Accounting for Stock-Based Compensation) ("SFAS 123") and values the equity securities based on the fair value of the security on the date of grant. For stock-based awards, the value is based on the market value for the stock on the date of grant and if the stock has restrictions as to transferability, a discount is provided for lack of tradability. Stock option awards are valued using the Black-Scholes option-pricing model.

      Since the Company elected to follow APB 25 for its employee stock options, no compensation expense is recognized in the accompanying financial statements. This is due to the exercise price of the Company's employee stock options equals the market price of the Company's common stock on the date of grant. If under SFAS 123 the Company determined compensation costs based on the fair value at the grant date for its stock options, net income (loss) and income (loss) per share would have been as follows:

                                                                             2004             2003
                                                                          ------------  ------------
           Net income (loss):
              As reported                                                 $   993,726   $ (3,405,020)
              Add: APB 25 Expense                                                  --             --
                                                                          -----------   ------------
              Deduct:  Total stock based employee compensation
              expense determined under SFAS 123 fair value based method       953,802        414,335
                                                                          -----------   ------------
              Pro forma                                                   $    39,924   $ (3,819,355)
                                                                          ===========   ============

           Basic income (loss) per share:
              As reported                                                 $      0.08   $      (0.52)
              Pro forma                                                   $      0.00   $      (0.58)

           Diluted income (loss) per share:
              As reported                                                 $      0.07   $      (0.52)
              Pro forma                                                   $      0.00   $      (0.58)

      The weighted average estimated fair value of stock options granted during 2004 and 2003 was $0.82 and $0.75 per share, respectively. These amounts were determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the expected life of the option. The assumptions used in the Black-Scholes model were as follows for stock options granted in 2004 and 2003:

                                                        2004              2003
                                                 ------------------ ------------

           Risk-free interest rate                 1.25% to 2.67%          1.25%
           Expected volatility of common stock   210.13% to 253.54%      234.53%
           Dividend yield                                0%                   0%
           Expected life of options                    1 year             1 year


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

      In December 2004 the Board of Directors approved and issued a warrant agreement to purchase 330,000 shares of the Company's common stock to Paul Anthony, the Chief Financial Officer, at a price of $1.95 per share, which was the closing price the Company's Common Stock on the date of the agreement. The warrants granted are restricted from vesting for a minimum of one year, while certain shares only vest pursuant to certain earning targets being achieved, and accordingly, the intrinsic value measurement will be made when the earnings targets are met. The Company accounts for warrants granted to employees under APB 25. The warrants are earned after each year of service, therefore the first period an expense would be recognized is the quarter ended December 31, 2005. The fair market value was determined using the Black Scholes pricing model. The assumptions used to calculate the fair market value are as follows: risk-free interest rate of 1.25%; estimated volatility of 246.28%; dividend yield of 0.0%; and expected life of the warrants of four years.

      Basic and Diluted Loss Per Share

      In accordance with SFAS No. 128, "Earnings Per Share," the basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per common share is computed similarly to basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were anti-dilutive. At December 31, 2004 and 2003, the Company had approximately 2,598,535 and 618,136, respectively, of common stock equivalents, of which 107,211 and 618,136 have not been included in the computation of diluted earnings per share as their effect would be anti-dilutive.

      Segment Reporting

      Based on the Company's integration and management strategies, the Company operated in a single business segment. For the years ended December 31, 2004 and 2003, all revenues have been derived from domestic operations.

      New Accounting Pronouncements

      In December 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition." SAB 104 supersedes SAB 101, "Revenue Recognition in Financial Statements." SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers ("the FAQ") issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The adoption of SAB 104 did not impact the consolidated financial statements.

      In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a Staff Position (FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until after further deliberations by the FASB. The disclosure requirements are effective only for annual periods ending after June 15, 2004. The Company has evaluated the impact of the adoption of the disclosure requirements of EITF 03-1 and does not believe the impact will be significant to the Company's overall results of operations or financial position. Once the FASB reaches a final decision on the measurement and recognition provisions, the company will evaluate the impact of the adoption of EITF 03-1.

      In November 2004, the SFAS issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4". The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

      In December 2004, the SFAS issued SFAS No.153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Board believes this Statement produces financial reporting that more faithfully represents the economics of the transactions. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

      In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment". Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces SFAS Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and does not believe the impact will be significant to the Company's overall results of operations or financial position.

      In March 2005, the FASB issued Staff Accounting Bulletin No. 107 ("SAB 107") which provides additional guidance to the new stock option expensing provisions under SFAS 123(R). SAB 107 acknowledges that fair value estimates cannot predict actual future events and as long as the estimates are made in good faith, they will not be subsequently questioned no matter what the actual outcome. Historical volatility should be measured on an unweighted basis over a period equal to or longer than the expected option term or contractual term, depending on the option-pricing model that is used. Implied volatility is based on the market prices of a company's traded options or other financial instruments with option-like features, and is derived by entering the market price of the traded option into a closed-form model and solving for the volatility input. SAB 107 provides additional guidance for companies when estimating an option's expected term. In general, companies are not allowed to consider additional term reduction and the option term cannot be shorter than the vesting period. Companies are permitted to use historical stock option exercise experience to estimate expected term if it represents the best estimate for future exercise patterns. SAB 107 provides that companies should enhance MD&A disclosures related to equity compensation subsequent to adoption of Statement 123(R). SAB 107 provided that companies should provide all disclosures required by Statement 123 (R) in the first 10-Q filed after adoption of the new rules.

      In December 2004 the Financial Accounting Standards Board issued two FASB Staff Positions--FSP FAS 109-1, Application of SFAS Statement 109 "Accounting for Income Taxes" to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, and FSP FAS 109-2 Accounting and Disclosure Guidance for the Foreign Earnings
      Repatriation Provision within the American Jobs Creation Act of 2004. Neither of these affected the Company as it does not participate in the related activities.

      Reclassifications

      Certain prior year amounts have been reclassified to conform to the current year presentation.

(2)   Acquisition

      On April 1, 2004, PPVW Acquisition Company, a wholly owned subsidiary of the Company, completed an acquisition of Alan Mayo and Associates, Inc., dba The Mayo Group ("TMG"). TMG provides outsourced document image management services to the healthcare industry. The purchase price was as follows: $255,000 cash and 1,700,030 shares of common stock (post split) upon closing; $45,000 placed in an indemnity escrow account; 300,005 shares of common stock (post split) placed in the indemnity escrow account, 2,000,035 shares of common stock (post split) to be put in an escrow account as contingency based on certain earn-out and a note payable in the amount of $315,000 due April 15, 2005 also subject to certain earnout provisions. The value of the common stock issued was determined based on the price of the Company's common stock in the March 2004 private placement of $0.30 per share (post split). This value is more indicative of the fair market value of the stock due to the stock being thinly traded and the shares being issued in the acquisition have trading restrictions that are similar to those on the shares sold in the private placement. All contingent amounts from the original agreement have subsequently been paid (both cash and stock). Therefore the amounts are included in the purchase price as is required under SFAS 141. In addition to the above amounts, the Company has included severance payments totaling $465,500. Other acquisition costs totaling $264,174 have also been included in the purchase price.

      Based on a valuation performed as of the acquisition date, the purchase price has been allocated as follows:

           Purchase Price:
               Cash:
                   Originally paid                      $   255,000
                   Contingent                                45,000
                   Note payable                             315,000
               Stock at FMV:
                   Originally paid                          510,009
                   Contingent                               690,013
               Expenses related to acquisition:
           Cash
                   Legal and accounting                     264,174
                   Severance                                465,500
                                                        -----------
                   Total fair value of purchase price   $ 2,544,696
                                                        ===========

           Assets Purchased:
               Accounts receivable                      $   158,178
               Supplies                                     158,514
               Prepaids                                      30,788
               Deposits                                      27,355
               Property and equipment                        52,793
               Intangible assets:
                   Non-compete agreements                   300,000
                   Customer relationships                   850,000
                   Backlog                                  350,000
               Goodwill                                   1,547,017
                                                        -----------
                   Total assets purchased               $ 3,474,645
                                                        ===========

           Less Liabilities Assumed:
               Bank overdraft                           $   (21,067)
               Accounts payable                            (391,944)
               Deferred revenue                            (216,938)
               Deferred tax liabilities                    (300,000)
                                                        -----------
                   Total liabilities assumed            $  (929,949)
                                                        ===========

      The combination is being accounted for as a purchase as defined by Statement of Financial Accounting Standards No. 141, Business Combinations. The final allocation of the excess purchase price over net tangible assets was determined based on an independent appraisal of the assets purchased. The values assigned to intangible assets, aside from goodwill, are subject to amortization. The intangible assets were assigned the following lives for amortization purposes:

           Intangible Assets                                    Life in Years
           -----------------                                    -------------
           Non-compete agreements                                    2.75
           Customer relationships                                    5.00
           Backlog                                                   5.00

      Goodwill was not assigned a life and will be tested for impairment as defined by Statement of Financial Accounting Standards No. 144, Accounting for Impairment of Disposal of Long-Lived Assets.

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

                                                               2004           2003
                                                          -------------   -----------
           Revenues                                       $  7,891,691   $ 4,190,247
                                                          ============   ===========

           Net income (loss) from continuing operations   $    223,558   $  (214,409)
                                                          ============   ===========

           Income (loss) per share
                  Basic                                   $       0.02   $     (0.02)
                  Diluted                                 $       0.02   $     (0.02)

(3)   Discontinued Operations

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

(4)   Accounts Receivable

      A summary as of December 31, 2004 is as follows:

           Trade                                                  $    251,796
           Allowance for doubtful accounts                             (10,598)
                                                                  ------------
                                                                  $    241,198

(5)      Property and Equipment

      A summary as of December 31, 2004 is as follows:

           Furniture and fixtures                                 $     43,605
           Computers and office equipment                              271,702
                                                                  ------------
                                                                       315,307
              Less accumulated depreciation and amortization           105,513
                                                                  ------------
                                                                  $    209,794
                                                                  ============

      Depreciation  and  amortization  expense  for  property,   equipment,  and
      improvements amounted to $47,264 and $141,843 for the years ended December 31, 2004 and 2003 respectively.

(6)   Intangible Assets and Goodwill

      SFAS No. 142 requires that amortization of goodwill and indefinite life intangibles be discontinued and replaced with periodic review and analysis of goodwill for possible impairment. Intangible assets with definite lives must be amortized over their estimated useful lives.

      During 2004, as a result of the acquisition of TMG, intangible assets of $3,047,017 were created. A valuation was done to determine how much, if any, of the excess of purchase price over assets acquired and liabilities assumed could be allocated to identifiable intangible assets versus goodwill.

      The following intangible assets with definite lives were identified and are being amortized:

           Non-compete agreements                                   $   300,000
           Customer relationships                                       850,000
           Backlog                                                      350,000
                                                                    -----------
                                                                      1,500,000
                   Less accumulated amortization                        333,092
                                                                    -----------
                                                                    $ 1,166,908
                                                                    ===========

      As of December 31, 2003, pursuant to the Company's focus on developing its new HCM Tools product offering, the Company determined that all software licenses associated to "PERL" programming language were of no economic value, therefore, the Company recorded an impairment expense as follows:

           Intangible assets - software & licenses                  $  148,343
           Software license not amortizable                            100,500
                                                                    ----------
                                                                       248,843
           Less accumulated amortization                              (147,123)
                                                                    ----------
           Net impairment expense                                   $  101,720
                                                                    ==========

         Amortization expense for intangible assets amounted to $333,092 and $13,736 for the years ended December 31, 2004 and 2003, respectively. The estimated aggregate amortization expense for each of the five succeeding years is as follows:

           December 31
               2005                                                 $  373,473
               2006                                                    364,297
               2007                                                    238,165
               2008                                                    190,973
               2009                                                 $       --

      Accumulated amortization for the year ended December 31, 2004 is as follows:

           Non-compete agreements                                   $    81,818
           Customer relationships                                       170,000
           Backlog                                                       81,274
                                                                    ----------
               Total                                                $   333,092
                                                                    ===========

         The weighted average amortization periods for each of the years ended December 31, 2004 and 2003 is as follows:

                                                         December 31,
                                                        2004      2003
                                                       ------    ------
           Non-compete agreements                        2.0          -
           Customer relationships                        4.0          -
           Backlog                                       4.0          -
               Total weighted                            3.6          -

(7)   Line of Credit and Notes Payable

      As part of the acquisition of TMG, the Company entered into note payable agreements with the shareholders of TMG. Two of the notes do not bear interest and are due through 2005. The third agreement bears interest at 8% per annum. This note was paid in full in March 2005.

(8)   Revolving Line of Credit

      On December 28, 2004, Auxilio entered into a Revolving Loan and Security Agreement with Mr. Michael D. Vanderhoof. Mr. Vanderhoof is a director of the Company. Under the agreement, the Company can borrow up to $500,000 (the "Revolving Loan"). Money will be advanced to Auxilio by Mr. Vanderhoof against the $500,000 limit upon six business days advance written notice by the Company. Interest will accrue daily upon any unpaid principal balance at the rate of eight percent (8%) per annum. Accrued interest is payable in full monthly. All outstanding principal is due and payable in full on December 10, 2005. The Revolving Loan is secured by all of the Company's inventory, accounts receivable, equipment, cash, deposit accounts, securities, Intellectual Property, chattel paper, general intangibles and instruments, now existing or hereafter arising, and all proceeds thereof. In consideration for the making of the Revolving Loan, Mr. Vanderhoof also received a warrant to purchase common shares of the Company in a number equal to 10% of the highest amount outstanding. For example, if the full amount of $500,000 is borrowed, the holder will have the right to purchase 50,000 shares of stock. The exercise price is equal to $2.00 per share. As of December 31, 2004 the Company had not borrowed under the Revolving Loan.

(9)   Long-Term Debt

      The Company has an unsecured note payable to a vendor payable in monthly installments of $2,104 including interest. The loan was due June 2004. The outstanding balance at December 31, 2004 was $18,467.

(10)  Equity Transactions

      On May 12, 2004, shareholders approved a proposal to amend the Company's Articles of Incorporation effecting a one-for-three (1:3) reverse split of the Company's common stock and to reduce the number of shares of authorized common stock from 100,000,000 shares to 33,333,333 shares. All references to common stock/shares are reflected post split.

      In March 2004, the Company initiated a private placement of its common stock at a purchase price of $0.30 per share. As of May 15, 2004, the Company closed the offering, selling 1,733,833 shares, with net proceeds of $520,150.

      In March 2003, the Company initiated a private placement of its common stock, which opened at $0.75 per share. The Company closed the offering on September 30, 2003, selling 3,660,597 shares, with net proceeds of $2,470,903. Total costs related to the placement were $546,764. Included in this amount is $272,219 of expense related to the fair market value of the warrants issued to the selling group. The fair market value of the warrants was determined using the Black Scholes pricing model. (See Note 11 for the fair value assumptions used.)

      The Company completed a private placement of its common stock on January 15, 2003. The Company sold 342,721 shares of common stock in this offering at a purchase price of $3.00 per share. In March 2003, the Board of Directors of the Company voted to reprice the shares sold in the offering because of the Company's inability to meet the revenue projections described to investors in the offering. The Company repriced the common stock sold in the offering to $0.75 per share (the "Repricing"). The Company gave each purchaser the election to either rescind his investment, or accept four shares of common stock for each share purchased in the offering. Four investors elected to rescind their investment, totaling 22,667 shares, for $68,000. After the Repricing, and after the rescission, as of March 31, 2003, $920,163 had been collected in connection with such offering. Pursuant to the Repricing, an additional 920,163 shares were issued for a total of 1,226,884 shares sold in this offering.

      In December 2004, 318,993 warrants were exercised for total proceeds of $239,245.

(11)  Warrants

      The warrant activities as December 31, 2004 and 2003 follow:

                                                                    Weighted
                                                                    Average
                                                         Number     Exercise
                                                       of Shares     Price
                                                       ---------   ----------

           Outstanding at January 1, 2003                144,888   $   1.65
               Granted in 2003                           366,060       0.75
                                                       ---------   --------
           Outstanding at December 31, 2003              510,948       1.29
               Granted in 2004                         1,045,000       0.82
               Exercised in 2004                         318,993       0.75
                                                       ---------   --------
           Outstanding at December 31, 2004            1,236,955   $   1.04
                                                       =========   ========

           Warrants exercisable at December 31, 2003     510,948   $   1.29
                                                       =========   ========

           Warrants exercisable at December 31, 2004     196,955   $   2.18
                                                       =========   ========

      The following tables summarize information about warrants outstanding and exercisable at December 31, 2004:

                                                Weighted Average          Outstanding                            Exercisable
                                  Number of       Remaining in         Warrants Weighted        Number of          Warrants
            Range of Exercise       Shares      Contractual Life       Average Exercise          Warrants      Weighted Average
                  Prices         Outstanding        in Year                  Price             Exercisable      Exercise Price
           ------------------ --------------- ----------------------- ---------------------- --------------- -------------------
           $0.30 to $0.75            762,066          9.22                   $ 0.33                  52,066        $ 0.71
           $1.20 to $1.95            415,417          9.38                   $ 1.80                  85,417        $ 1.20
           $3.00 to $12.00            59,472          7.96                   $ 4.87                  59,472        $ 4.87
           ------------------ --------------- ----------------------- ---------------------- --------------- -------------------
           $0.30 to $12.00         1,236,955          9.21                   $ 1.04                 196,955        $ 2.18
           ================== =============== ======================= ====================== =============== ===================

      On December 10, 2004 the Company issued a warrant agreement to Paul T. Anthony, Chief Financial Officer, to purchase 330,000 shares of the Company's common stock at an exercise price of $1.95 per share, which was equal to the fair market value of the Company's common stock on the date of issuance. The warrants do not begin vesting for a minimum of one year, while certain shares only vest pursuant to certain earnings targets being achieved, and accordingly, the intrinsic value measurement will be made when the earnings targets are met.

      During 2004 the Board of Directors approved and issued warrant agreements to purchase 715,000 shares of the Company's common stock to three officers at an exercise price of $0.30 per share, which is equal to the price the Company sold shares in a private placement. The warrants granted are restricted from vesting for a minimum of one year, while certain shares only vest pursuant to certain earning targets being achieved, and accordingly, the intrinsic value measurement will be made when the earnings targets are met. The Company accounts for warrants granted to employees under APB 25. If the Company accounted for the warrants under SFAS 123 expense totaling $204,668 would be recognized annually for three years. The warrants are earned after each year of service, therefore the first period an expense would be recognized is the quarter ended June 30, 2005. The fair market value was determined using the Black Scholes pricing model. The assumptions used to calculate the fair market value are as follows: risk-free interest rate of 1.21%; estimated volatility of 205.30%; dividend yield of 0.0%; and expected life of the warrants of four years.

      The Company granted a warrant agreement to purchase 5,000 shares in April 2004 to a "finder" whom introduced the Company to Workstream. The fair market value of the warrants was calculated using the Black Scholes pricing model with the following assumptions: risk-free interest rate of 1.21%; estimated volatility of 205.30%; dividend yield of 0.0%; and expected life of the options of one year. The expense recorded equaled $3,137.

      During 2003, the Board of Directors approved and issued 366,060 warrants related to the Private Placement at an exercise price of $0.75 per share, with a fair market value of $272,219. The fair value of the warrants was determined using the Black-Scholes option-pricing model, with the following assumptions: (i) no expected dividends, (ii) a risk free interest rate of 1.45%, (iii) expected volatility of 288.36%, and (iv) an expected life of three years.

(12)  Stock Option Plans:

      Effective June 15, 2000, the Company adopted the 2000 Stock Option Plan under which all employees may be granted options to purchase shares of the Company's authorized but unissued common stock. The maximum number of shares of the Company's common stock available for issuance under the Plan was 183,333 shares. As of December 31, 2002, the maximum number of shares available for future grants under the Plan is 104,583. Under the Plan, the option exercise price was equal to the fair market value of the Company's common stock at the date of grant. Options expire no later than 10 years from the grant date and generally vest within five years. In 2001, the Company elected to fully vest all outstanding options.

      In October 2001, the Company approved the 2001 Stock Option Plan under which all employees may be granted options to purchase shares of the Company's authorized but unissued common stock. The maximum number of shares of the Company's common stock available for issuance under the Plan was 450,000 shares. As of December 31, 2002, the remaining number of shares available for future grants under the Plan was 16,583 shares. Under the Plan, the option exercise price was equal to the fair market value of the Company's common stock at the date of grant. Options expire no later than 10 years from the grant date and generally vest within five years.

      In May 2003, the shareholders approved the PeopleView, Inc. 2003 Stock Option Plan (the "2003 Plan"). The 2003 Plan was the successor to the Company's existing 2000 Stock Option Plan and 2001 Stock Option Plan (together, the "Predecessor Plans"). The 2003 Plan became effective immediately upon stockholder approval at the Annual Meeting on May 15, 2003, and all outstanding options under the Predecessor Plans were incorporated into the 2003 Plan at that time. On May 15, 2003, 567,167 shares had been granted pursuant to the Predecessor Plans, with 66,166 shares available to grant. On May 15, 2003, shareholders approved 833,333 shares for the 2003 plan. Together with the Predecessor Plans, 899,500 shares were available to grant, and 567,167 had been granted. The Predecessor Plans terminated, and no further option grants will be made under the Predecessor Plans. However, all outstanding options under the Predecessor Plans continue to be governed by the terms and conditions of the existing option agreements for those grants except to the extent the Board or Compensation Committee elects to extend one or more features of the 2003 Plan to those options. As of December 31, 2003, the remaining number of shares available for future grants under the 2003 Plan was 751,916 shares. Under the Plan, the option exercise price was equal to the fair market value of the Company's common stock at the date of grant. Options expire no later than 10 years from the grant date and generally vest within five years.

      In May 2004, the shareholders approved the Auxilio, Inc. 2004 Stock Incentive Plan (the "2004 Plan"). The 2004 Plan is the successor to the Company's existing 2000 Stock Option Plan, 2001 Stock Option Plan, and the 2003 Stock Option Plan (together, the "Predecessor Plans"). The 2004 Plan became effective immediately upon stockholder approval at the Annual Meeting on May 12, 2004, and all outstanding options under the Predecessor Plans were incorporated into the 2004 Plan at that time. On May 12, 2004, 714,750 shares had been granted pursuant to the Predecessor Plans, with 751,987 shares available to grant. On May 12, 2004, shareholders approved 2,000,000 shares for the 2004 plan. Together with the Predecessor Plans, 3,466,667 shares were available to grant, and 714,750 had been granted. The Predecessor Plans terminated, and no further option grants will be made under the Predecessor Plans. However, all outstanding options under the Predecessor Plans continue to be governed by the terms and conditions of the existing option agreements for those grants except to the extent the Board or Compensation Committee elects to extend one or more features of the 2004 Plan to those options. As of December 31, 2004, the remaining number of shares available for future grants under the 2004 Plan was 2,105,087 shares. Under the Plan, the option exercise price is equal to the fair market value of the Company's common stock at the date of grant. Options expire no later than 10 years from the grant date and generally vest within five years.

      Additional information with respect to these Plans' stock option activity is as follows:

                                                    Number      Weighed Average
                                                   of Shares    Exercise Price
                                                  -----------    -----------
         Outstanding at January 1, 2003               512,166     $    3.09
             Granted                                  557,167          0.75
             Cancelled                               (354,583)         1.91
                                                  -----------     ---------
         Outstanding at December 31, 2003             714,750          1.23
             Granted                                  971,663          0.99
             Cancelled                               (324,833)         1.38
                                                  -----------     ---------

         Outstanding at December 31, 2004           1,361,580     $    1.07
                                                  ===========     =========

         Options exercisable at December 31, 2003     188,688     $    3.81
                                                  ===========     =========

         Options exercisable at December 31, 2004     152,739     $    1.29
                                                  ===========     =========

      The following table summarizes information about stock options outstanding and exercisable at December 31, 2004:

                                           Weighted Average                                              Exercisable
                              Number of      Remaining in          Outstanding         Number of          Options
          Range of Exercise     Shares     Contractual Life     Options Weighted        Options       Weighted Average
                Prices       Outstanding       in Year       Average Exercise Price   Exercisable      Exercise Price
         ------------------ ------------ ------------------ ----------------------- --------------- -------------------
         $0.75 to $0.90         973,830        9.61                   $ 0.84              109,906        $ 0.75
         $1.02 to $1.84         340,000        9.82                   $ 1.53               18,750        $ 1.20
         $3.00 to $6.75          47,750        7.97                   $ 4.43               24,083        $ 3.82
         ------------------ ------------ ------------------ ----------------------- --------------- -------------------
         $0.75 to $6.75       1,361,580        9.56                   $ 1.10              152,739        $ 1.29
         ================== ============ ================== ======================= =============== ===================

(13)  Income Taxes

      For the years ended December 31, 2004 and 2003, the components of income tax expense (benefit) from continuing operations are as follows:

                                                  2004        2003
                                              ---------    ---------

           Current provision:
               Federal                        $  13,100    $      --
               State                              5,240          800
                                              ---------    ---------
                                                 18,340          800
                                              ---------    ---------
           Deferred benefit:
               Federal                         (234,395)          --
               State                            (66,105)          --
                                              ---------    ---------
                                               (300,500)          --
                                              ---------    ---------
               Income tax expense (benefit)   $(282,160)   $     800
                                              =========    =========

      Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which is uncertain. Accordingly, a valuation allowance, in an amount equal to the net deferred tax asset as of December 31, 2004 and 2003 has been established to reflect these uncertainties. As of December 31, 2004 and 2003 the deferred tax asset before valuation allowances is approximately $2,446,600 and $2,994,100, respectively, for federal income tax purposes, and $162,500 and $447,000, respectively for state income tax purposes.

      Total income tax benefit in 2004, including taxes associated with discontinued operations, was $268,160 with $14,000 being allocated to discontinued operations and a tax benefit of $282,160 allocated to the income from continuing operations in 2004.

      Income tax provision amounted to a benefit of $268,160 and an expense of $800 for the years ending December 31, 2004 and 2003, respectfully (an effective rate of (120%) for 2004 and 0% for 2003). A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

                                                            2004       2003
                                                        ---------  ------------
       Computed tax at federal statutory rate of 34%  $  246,700   $ (1,173,300)
       State taxes, net of federal benefit               (38,500)           500
       Non deductible items                                8,300          3,500
       Cost of repricing                                      --          3,500
       Other                                              61,600         54,800
       Change in valuation allowance                    (547,500)     1,111,800
                                                        ---------  ------------
                                                      $ (269,400)  $        800
                                                      ===========  ============

      This deferred tax benefit arises principally from the revision of the purchase accounting for the acquisition of The Mayo Group related to the allocation of $1,500,000 of the purchase price to intangible assets other than goodwill. In applying the guidance of SFAS 109, the Company established a deferred tax liability of approximately $300,000, related to the revision of the purchase accounting price allocation. The Company anticipates that it will elect consolidated filing for tax purposes, thus allowing for the realization of approximately $300,000 of deferred tax benefit.

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                               2004           2003
                                                            -----------    -----------
           Deferred tax assets:
               Allowance for doubtful accounts              $     4,500    $    10,700
               Accrued salaries/vacation                         71,700          8,800
               Accrued equipment pool                           141,700             --
               State taxes                                        2,600            300
               Net operating loss carryforwards               2,634,100      3,421,300
                                                            -----------    -----------
                   Total deferred tax assets                  2,854,600      3,441,100
                                                            -----------    -----------

           Deferred tax liabilities:
               Depreciation                                      12,100             --
               Amortization of intangibles                      233,400             --
                                                            -----------    -----------
                   Total deferred tax liabilities               245,500             --
                                                            -----------    -----------

           Net deferred assets before valuation allowance     2,609,100      3,441,100
               Valuation allowance                           (2,609,100)    (3,441,100)
                                                            -----------    -----------
           Net deferred tax assets                          $        --    $        --
                                                            ===========    ===========

      At December 31, 2004, the Company has available unused net operating loss carryforwards of approximately $7,230,000 for federal and $2,008,000 for state that may be applied against future taxable income and that, if unused, expire beginning in 2015 through 2024.

      Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating loss carryforwards before utilization.

(14)  Retirement Plan

      The Company sponsors a 401(k) plan (the "Plan") for the benefits of employees who are at least 21 years of age. The Company's management determines, at its discretion, the annual and matching contribution. The Company elected not to contribute to the Plan for the years ended December 31, 2004 and 2003.

(15)  Commitments

      Leases

      On January 28, 2004, and on October 31, 2003, the Company executed early termination agreements for the two lease agreements related to office space previously occupied in Temecula, California. The Company provided the deposit to the landlord as its payment for early termination.

      The Company leases its Mission Viejo facility under a noncancellable operating lease. The lease expires in January 2010. Rent expense for the years ended December 31, 2004 and 2003 totaled $154,004 and $226,957, respectively. Future minimum lease payments under non-cancelable operating leases during subsequent years are as follows:

                    December 31                                Payments
                    -----------                              -------------
                        2005                                 $     275,207
                        2006                                       199,157
                        2007                                       158,837
                        2008                                       158,837
                        2009                                       185,308
                                                             -------------
                        Total                                $     977,346
                                                             =============

      Employment Agreements

      On December 10, 2004, the Company entered into an employment agreement with Paul T. Anthony, to serve as Chief Financial Officer and Corporate Secretary, effective January 3, 2005. Mr. Anthony's agreement has a term of two years, and provides for a base annual salary of $155,000. Mr. Anthony received warrants and may receive an annual bonus if certain earnings and revenue targets are accomplished.

      On September 14, 2004, the Company presented to the two other original founders (owners) of The Mayo Group, Mr. Nickell and Mr. Davis, an Amendment to Employment Agreement and Modification of Merger Agreement, whereby the Contingent Securities representing 461,009 shares, and Contingent Cash Consideration of $82,979 due and payable to both would be released and paid.

      In July 2004, the Company entered into a Severance Agreement and Mutual Release of All Claims with Alan Mayo, one of the three original founders of The Mayo Group. Pursuant to the agreement, the Company arranged for a private sale of all the common stock Mr. Mayo received in the April 1, 2004 transaction with the Company including the contingent shares released to him as part of this agreement. The Company agreed to pay salary, bonus, and contingent consideration amounts pursuant to an employment agreement, in increments. Such amounts have been accounted for in the financial statements. The Company has made an accrual of $465,000 for the compensation due to Mr. Mayo pursuant to the employment agreement and has included this amount as part of the cost of the acquisition. Included in the acquisition was total cash contingency of $45,000 and a note payable in the amount of $315,000 that was also being held in contingency. Of these contingency amounts, Mr. Mayo was owed $277,020 or 76.95%, which was equivalent to his ownership percentage of The Mayo Group. As consideration for Mr. Mayo entering into the Severance Agreement and Mutual Release of All Claims, the Company and Mr. Mayo agreed that all contingent payments (cash, stock and note) due and payable to Mr. Mayo would be released to Mr. Mayo. In doing so, the Company agreed to pay Mr. Mayo $138,510 at execution of the agreement, and pay the balance of $138,510 on April 1, 2005. The Company pledged a portion of the Workstream shares it owns as collateral security for the performance of the note.

      In May 2004, the Company entered into employment agreements with key management. The agreements called for the issuing of warrants to the individuals pursuant to certain earnings and revenue targets being accomplished. The Company entered into an employment agreement with Joseph Flynn to serve as its Chief Executive Officer, effective April 1, 2004. Mr. Flynn's agreement has a term of two years and provides for a base annual salary of $165,000. Mr. Flynn may receive an annual bonus if certain earnings and revenue targets are accomplished. Effective April 1, 2004, the Company entered into an employment agreement with Etienne
      Weidemann, to serve as President and Chief Operating Officer. Mr. Weidemann's agreement has a term of two years, and provides for a base annual salary of $160,000. Mr. Weidemann may receive an annual bonus if certain earnings and revenue targets are accomplished. Effective April 1, 2004, the Company entered into an employment agreement with James P. Stapleton, to serve as Chief Operating Officer. Mr. Stapleton's agreement has a term of two years, and provides for a base annual salary of $145,000. Mr. Stapleton may receive an annual bonus if certain earnings and revenue targets are accomplished. Mr. Stapleton resigned his position in December 2004.

      On December 16, 2002, the Company entered into an employment agreement with Joseph Flynn to serve as its Chief Executive Officer, effective January 1, 2003. Mr. Flynn's agreement had a term of one year and provided for a base annual salary of $120,000. On April 1, 2003, the base annual salary was increased to $160,000. After the 90th day of employment, Mr. Flynn received a payroll wage bonus, which allowed him to purchase $15,000 shares of restricted common stock sold in the 2003 private placement. Compensation expense equal to the market value on the 90th day was recorded. Mr. Flynn may receive annual bonuses, at the discretion of the Board of Directors.

(16)  Major Customers

      For the year ended December 31, 2004, one customer represented a total of 65% of revenues. No amounts were due from this customer as of December 31, 2004.

      For the year ended December 31, 2003, three customers represented a total of 50% of revenues. Total accounts receivable balance due from these three customers amounted to approximately $57,000 as of December 31, 2003.

(17)  Related Party Transactions

      On December 28, 2004, Auxilio entered into a Revolving Loan and Security Agreement with Mr. Michael D. Vanderhoof. Mr. Vanderhoof is a director of the Company. Under the agreement, the Company can borrow up to $500,000. As of December 31, 2004 the Company had no borrowings under this agreement. The Company accounted for the warrants granted under APB 25.

      In June of 2004 the Company entered in to a consulting agreement with John
      D. Pace, a director, to provide support in the Company's sales efforts with major healthcare facilities as well as consulting services related to the Company's operations. The agreement terminates June 1, 2005. Mr. Pace receives $1,000 per day for his services not to exceed three days per month and $1,500 per day for each additional day worked during a given month. In addition, Mr. Pace receives commission at a rate of 5% of the gross profit for any business closed through introductions made by Mr. Pace. The commission will be paid 25% in the form of Auxilio's common stock (priced at prevailing market values) and 75% in cash.

(18)  Subsequent Events

      In February 2005, the Company commenced a private placement of up to 2,500,000 shares of its common stock at a price of $2.00 per share. Each share will be restricted from re-sale for a period of one year. As of March 30, 2005, the Company had sold 983,000 shares, receiving net proceeds of $1,808,720.

      In February 2005, a board member exercised warrants for 3,000 shares at an exercise price of $0.75.

      In March 2005, the Company sold 196,900 Workstream shares it owned, receiving proceeds of $896,044, recognizing a gain of $403,795. As of April 1, 2005, the Company owns 50,000 Workstream shares.