Form 10QSB
period 2005-03-31
AUXILIO INC
filed 2005-05-18
CIK 1011432

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

                                       OR

            [ ] TRANSITION PERIOD PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 000-27507

                                  AUXILIO, INC.
             (Exact name of registrant as specified in its charter)

                   NEVADA                              88-0350448
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)             Identification Number)

                           27401 LOS ALTOS, SUITE 100
                         MISSION VIEJO, CALIFORNIA 92691
          (Address, including zip code, of principal executive offices)

                                 (949) 614-0700
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes X             No ____

The number of shares of the Registrant's Common Stock, $0.001 par value, outstanding as of May 4, 2005 was 16,016,412.

                                  AUXILIO, INC.
                                   FORM 10-QSB

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

                                                                            Page
 Item 1.  Financial Statements (unaudited):

         Condensed Consolidated Balance Sheet
            as of March 31, 2005                                           3

         Condensed Consolidated Statements of Operations
            for the Three Months Ended March 31, 2005 and 2004             4

         Condensed Consolidated Statements of Comprehensive Income (loss)
            for the Three Months Ended March 31, 2005 and 2004             5

         Condensed Consolidated Statement of Stockholders' Equity
            for the Three Months Ended March 31, 2005                      6

         Condensed Consolidated Statements of Cash Flows
            for the Three Months Ended March 31, 2005 and 2004             7-8

         Notes to Condensed Consolidated Financial Statements              9-12

 Item 2.  Management's Discussion and Analysis and Plan
            of Operations                                                  12-18

 Item 3.  Controls and Procedures                                          18-19

PART II - OTHER INFORMATION

 Item 1. Legal Proceedings                                                 19

 Item 2. Changes in Securities and Use of Proceeds                         19

 Item 3. Defaults upon Senior Securities                                   19

 Item 4. Submission of Matters to Vote of Security Holders                 19

 Item 5. Other Information                                                 19

 Item 6. Exhibits and Report on Form 8-K                                   20

 Signatures                                                                21

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         AUXILIO, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2005
                                   (UNAUDITED)

                                     ASSETS
CURRENT ASSETS:
   Cash                                                                 $  2,609,035
   Accounts and other receivables, net                                       189,639
   Prepaid and other current assets                                           60,364
   Supplies                                                                  310,439
   Investment in marketable securities                                       255,000
  Other investment                                                            52,728
                                                                        ------------
          Total current assets                                             3,477,205

PROPERTY AND EQUIPMENT, net                                                  220,130
DEPOSITS                                                                      56,395
INTANGIBLE ASSETS, net                                                     1,073,540
GOODWILL                                                                   1,547,017
                                                                        ------------
          Total assets                                                  $  6,374,287
                                                                        ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                $    585,194
   Accrued compensation and benefits                                         503,551
   Deferred revenue                                                          248,937
   Current portion of long-term debt                                          16,626
   Current portion of capital lease obligation                                22,683
   Revolving loan payable-related party, net of discount of $47,395          452,605
   Note payable, related party                                                52,607
                                                                        ------------
          Total current liabilities                                        1,882,203

COMMITMENTS AND CONTINGENCIES                                                     --

STOCKHOLDERS' EQUITY:
   Common stock, par value at $0.001, 33,333,333 shares
     authorized, 15,526,412 shares issued and outstanding                     15,528
   Additional paid-in capital                                             13,879,002
   Accumulated deficit                                                    (9,499,946)
   Accumulated comprehensive income                                           97,500
                                                                        ------------
          Total stockholders' equity                                       4,492,084
                                                                        ------------
          Total liabilities and stockholders' equity                    $  6,374,287
                                                                        ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         AUXILIO, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                    THREE MONTHS ENDED MARCH 31,
                                                                   ------------------------------
                                                                        2005              2004
                                                                   ------------      ------------
NET REVENUES                                                       $    784,077      $         --
COST OF REVENUES                                                        774,174                --
                                                                   ------------      ------------
GROSS PROFIT                                                              9,903                --
OPERATING EXPENSES:
 Sales and marketing                                                    439,720                --
 General and administrative expenses                                    483,876            50,071
 Intangible asset amortization                                           93,368                --
                                                                   ------------      ------------
  Total operating expenses                                            1,016,964            50,071
                                                                   ------------      ------------
LOSS FROM OPERATIONS                                                 (1,007,061)          (50,071)
                                                                   ------------      ------------
OTHER INCOME (EXPENSE):
 Interest expense                                                       (20,957)           (1,932)
 Interest income                                                          2,212               447
 Gain on sale of marketable securities                                  403,795                --
                                                                   ------------      ------------
  Total other income (expense)                                          385,050            (1,485)
                                                                   ------------      ------------

LOSS BEFORE PROVISION FOR INCOME TAXES                                 (622,011)          (51,556)
INCOME TAX EXPENSE                                                        3,200             2,400
                                                                   ------------      ------------
NET LOSS FROM CONTINUING OPERATIONS                                    (625,211)          (53,956)
INCOME FROM DISCONTINUED OPERATIONS, net of tax benefit of $0                --           603,260
                                                                   ------------      ------------
NET INCOME (LOSS)                                                  $   (625,211)     $    549,304
                                                                   ============      ============

NET INCOME (LOSS) PER SHARE - BASIC:
  Loss per share - continuing operations                           $      (0.04)     $      (0.01)
  Income per share - discontinued operations                                 --              0.07
                                                                   ------------      ------------
NET INCOME (LOSS) PER SHARE - BASIC                                $      (0.04)     $       0.06
                                                                   ============      ============
NET INCOME (LOSS) PER SHARE - DILUTED:
  Loss per share - continuing operations                           $      (0.04)     $      (0.01)
  Income per share - discontinued operations                                 --              0.07
                                                                   ------------      ------------
NET INCOME (LOSS) PER SHARE - DILUTED                              $      (0.04)     $       0.06
                                                                   ============      ============

NUMBER OF WEIGHTED AVERAGE SHARES -
 BASIC                                                               14,563,651         8,575,972
                                                                   ============      ============
 DILUTED                                                             14,563,651         8,575,972
                                                                   ============      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         AUXILIO, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                                                       THREE MONTHS ENDED MARCH 31,
                                                                       ----------------------------
                                                                           2005             2004
                                                                       -----------      -----------
NET INCOME (LOSS)                                                      $  (625,211)     $   549,304
UNREALIZED GAIN ON MARKETABLE SECURITIES                                    52,500           99,000
RECLASSIFICATION OF REALIZED AMOUNTS INCLUDED IN NET INCOME (LOSS)        (177,210)              --
                                                                       -----------      -----------
  TOTAL OTHER COMPREHENSIVE INCOME (LOSS)                                 (124,710)          99,000
                                                                       -----------      -----------
COMPREHENSIVE INCOME (LOSS)                                            $  (749,921)     $   648,304
                                                                       ===========      ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         AUXILIO, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                        THREE MONTHS ENDED MARCH 31, 2005

                                                              ADDITIONAL                                       TOTAL
                                      COMMON STOCK             PAID-IN      ACCUMULATED    COMPREHENSIVE    STOCKHOLDERS'
                                  SHARES         AMOUNT        CAPITAL        DEFICIT          INCOME      EQUITY(DEFICIT)
                               ------------   ------------   ------------   ------------    ------------    ------------
Balance at December 31, 2004     14,438,662   $     14,440   $ 11,836,242   $ (8,874,735)   $    222,210    $  3,198,157

Common stock issued in
private placement, net of
offering costs of $272,711        1,084,750          1,085      1,982,484             --              --       1,983,569

Common stock issued upon
exercise of warrants                  3,000              3          2,247             --              --           2,250

Relative fair value of
warrants issued related to
issuance of note payable                 --             --         58,029             --              --          58,029

Unrealized loss on
marketable securities                    --             --             --             --        (124,710)       (124,710)

Net loss                                 --             --             --       (625,211)             --        (625,211)
                               ------------   ------------   ------------   ------------    ------------    ------------
Balance at March 31, 2005        15,526,412   $     15,528   $ 13,879,002   $ (9,499,946)   $     97,500    $  4,492,084
                               ============   ============   ============   ============    ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         AUXILIO, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      THREE MONTHS ENDED MARCH 31,
                                                                      ----------------------------
                                                                          2005             2004
                                                                      -----------      -----------
CASH FLOWS USED FOR OPERATING ACTIVITIES:
            Net income (loss)                                         $  (625,211)     $   549,304
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH
            USED FOR OPERATING ACTIVITIES:
            Depreciation                                                   19,639            3,003
            Amortization of intangible assets                              93,368               --
            Recovery of bad debt                                               --          (25,000)
            Gain on sale of certain assets                                     --         (768,692)
            Gain on sale of marketable securities                        (403,795)              --
            Interest expense                                               10,634            1,839
CHANGES IN OPERATING ASSETS AND LIABILITIES:
            Accounts receivable                                            51,559          (94,067)
            Supplies                                                       99,347               --
            Prepaid and other current assets                               15,894           41,021
            Accounts payable and accrued expenses                        (796,796)         (36,775)
            Deferred revenue                                              (49,586)              --
                                                                      -----------      -----------
                        Net cash used for operating activities         (1,584,947)        (329,367)
                                                                      -----------      -----------
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
            Purchases of property and equipment                           (29,975)              --
            Proceeds from sale of certain assets                               --          250,000
            Net proceeds from sale of marketable securities               896,045               --
                                                                      -----------      -----------
                        Net cash provided by investing activities         866,070          250,000
                                                                      -----------      -----------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
            Proceeds from line of credit agreement                        500,000               --
            Borrowings on capital leases                                   14,117               --
            Payments on capital leases                                       (353)              --
            Payments on notes payable and long-term debt                 (122,761)            (341)
            Net proceeds from issuance of common stock                  1,983,569          366,650
            Proceeds from exercise of warrants                              2,250               --
                                                                      -----------      -----------
                        Net cash provided by financing activities       2,376,822          366,309
                                                                      -----------      -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                               1,657,945          286,942
CASH AND CASH EQUIVALENTS, beginning of period                            951,090          226,398
                                                                      -----------      -----------
CASH AND CASH EQUIVALENTS, end of period                              $ 2,609,035      $   513,340
                                                                      ===========      ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         AUXILIO, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                                    ---------------------------
                                                                                        2005           2004
                                                                                    -----------     -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid                                                                  $    10,318     $     1,932
                                                                                    ===========     ===========

     Income tax paid                                                                $     3,200     $     2,400
                                                                                    ===========     ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:

     Stock issued for payables                                                      $        --     $    30,000
                                                                                    ===========     ===========

     Stock and warrants received for sale of assets                                 $        --     $   802,728
                                                                                    ===========     ===========

     Warrants issued for expenses of private placement                              $   106,846     $        --
                                                                                    ===========     ===========

     Relative fair value of warrants issued related to issuance of note payable     $    58,029     $        --
                                                                                    ===========     ===========

     Accrued private placement cost                                                 $    16,280     $        --
                                                                                    ===========     ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements of Auxilio, Inc. and its subsidiaries ("the Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

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

      The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has reported a net loss of $625,211 through March 31, 2005. Although the Company has reported net income of $993,726 for the year ended December 31, 2004, it has reported a net loss of $3,405,020 for the year ended December 31, 2003, and has an accumulated deficit of $9,499,946 at March 31, 2005.

      Management has raised funds through the sale of its stock in a private placement that it believes will be sufficient to provide the Company with the ability to continue in existence. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of assets carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. Through March 31, 2005, the Company has not been able to generate sufficient sales from its operations to cover its costs and operating expenses. Management anticipates sales to grow as a result of additional products offered to its customers and an increase of its customer base. Management believes that the private equity financing, new product offerings and continuing increase of customers will enable the Company to generate positive operating cash flows and continue its operations. However, no assurances can be given as to the success of these plans. Although the Company has been able to issue its common stock through private placements to raise capital in order to fund its operations, it is not known whether the Company will be able to continue this practice, or be able to obtain other types of financing or if its sales will increase to be able to meet its cash operating expenses. This, in turn, raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

      As a result of the acquisition of The Mayo Group on April 1, 2004 and disposal of the Company's previous product offering to Workstream, the financial statements for the three months ended March 31, 2005, are not comparable, from a business activity viewpoint, to the financial statements for the three months ended March 31, 2004.

2. OPTIONS AND WARRANTS

      On March 3, 2005, the Company granted 363,417 options to employees and directors to purchase common stock at an exercise price of $2.00 per share, which was equal to the fair market value on the date of grant. The options have graded vesting annually over three years, starting March 2006. The Company accounts for options granted to employees under APB 25. If the Company accounted for the options under Statement of Financial Accounting Standards ("SFAS") No. 123 an expense totaling $447,448 would be recognized over the next three years of service. The fair market value was determined using the Black Scholes pricing model. The assumptions used to calculate the fair market value are as follows: risk-free interest rate of 2.75%; estimated volatility of 80.47%; dividend yield of 0.0%; and expected life of the options of four years.

      Had the Company accounted for the options under SFAS No. 123, the Company's net income and net income per share would have been decreased to the pro forma amounts indicated below:

                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                       ----------------------------
                                                                           2005             2004
                                                                       ----------------------------
      Net income (loss):
         As reported                                                   $  (625,211)     $   549,304
         Add: APB 25 Expense                                                    --               --
         Deduct:  Total stock based employee compensation
         expense determined under SFAS 123 fair value based method         258,714           60,433
                                                                       -----------      -----------
         Net income (loss), as adjusted                                $  (883,925)     $   488,871
                                                                       ===========      ===========

      Basic income (loss) per share:
         As reported                                                   $     (0.04)     $      0.06
         Pro forma                                                     $     (0.06)     $      0.06

      Diluted income (loss) per share:
         As reported                                                   $     (0.04)     $      0.06
         Pro forma                                                     $     (0.05)     $      0.06

      During the three months ended March 31, 2005, the Company issued 86,780 warrants related to the Private Placement at an exercise price of $2.50 per share, with a fair market value of $106,846. The fair value of the warrants was determined using the Black-Scholes option-pricing model, with the following assumptions: (i) no expected dividends, (ii) a risk free interest rate of 2.75%,
(iii) expected volatility of 80.47%, and (iv) an expected life of five years. The fair value of the warrants was directly related to the private placement and therefore was classified as a reduction of additional paid in capital.

      On December 28, 2004, Auxilio entered into a Revolving Loan and Security Agreement (the "Revolving Loan") with Mr. Michael D. Vanderhoof. Mr. Vanderhoof is a director of the Company. Under the agreement, the Company can borrow up to $500,000. Interest will accrue daily upon any unpaid principal balance at the rate of eight percent (8%) per annum. Accrued interest is payable in full monthly. All outstanding principal is due and payable in full on December 10, 2005. The Revolving Loan is secured by all of the Company's inventory, accounts receivable, equipment, cash, deposit accounts, securities, intellectual property, chattel paper, general intangibles and instruments, now existing or hereafter arising, and all proceeds thereof. In consideration for the making of the Revolving Loan, Mr. Vanderhoof will also receive a warrant to purchase common shares of the Company in a number equal to 10% of the highest amount outstanding. The exercise price is equal to $2.00 per share. As of March 31, 2005 the Company had borrowed $500,000 under the Revolving Loan. During the three months ended March 31, 2005, the Company issued 50,000 warrants to Mr. Vanderhoof with a fair market value of $65,648. The fair value of the warrants was determined using the Black-Scholes option-pricing model, with the following assumptions: (i) no expected dividends, (ii) a risk free interest rate of 2.75%,
(iii) expected volatility of 80.47%, and (iv) an expected life of five years. The Revolving Loan was paid off in April 2005. In accordance with APB 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants", the Company has compared the relative fair value of the warrants and the face value of the note, and has allocated a value of $58,029, which was recorded as a discount against the carrying value of the note. The $58,029 that was allocated to the note is considered a discount on the note, and therefore was amortized over the life of the note using the straight line method. The amortization under the straight line method is not materially different from that under the effective interest method.

      In February 2005, a board member exercised warrants for 3,000 shares at an exercise price of $0.75.

3. NET EARNINGS (LOSS) PER SHARE

      Basic net earnings (loss) per share is based on the weighted average number of all common shares issued and outstanding, and is calculated by dividing net earnings (loss) by the weighted average shares of common stock outstanding during the period. Common stock equivalents consist of 3,095,732 and 618,136 equity instruments at March 31, 2005 and 2004, respectively, which was excluded from the calculation as the effects of including these common stock equivalents is anti-dilutive.

4. INVESTMENTS IN MARKETABLE SECURITIES

      Investments in marketable securities consist of equity securities classified as "available for sale" under SFAS No. 115 and reported at fair value and warrants being accounted for under APB 18. Accordingly, unrealized gains and losses on the equity securities are reflected in the statement of comprehensive income (loss). The warrants are accounted for under the cost method. The investments in marketable securities are summarized as follows:

                                         AMORTIZED        UNREALIZED       UNREALIZED         FAIR
                                            COST         HOLDING GAIN    HOLDING LOSSES       VALUE
                                        ------------     ------------     ------------     ------------
      Available-for-sale                $    157,500     $     97,500     $         --     $    255,000

5. FINANCIAL INSTRUMENTS

      The carrying amount of the Company's cash equivalents, accounts receivable, prepaid expenses, other current assets, accounts payable and accrued expenses, accrued compensation and benefits, deferred revenue approximates fair values due to the short-term maturities of those financial instruments.

      Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

      For all available-for-sale investment securities, the carrying values represents fair value of the securities and unrealized gain (losses) that are other than temporary are recognized as other comprehensive income (loss). The Company does not hold these securities for speculative or trading purposes.

6. PRIVATE PLACEMENT

      In February 2005, the Company commenced a private placement ("Private Placement") of up to 2,500,000 shares of its common stock at a price of $2.00 per share. As of March 31, 2005, the Company had sold 1,084,750 shares, receiving net proceeds of $1,983,569. Total costs through March 31, 2005 related to the placement were $292,777. Included in this amount is $106,846 of expense related to the fair market value of the warrants issued to the selling group. The fair market value of the warrants was determined using the Black Scholes pricing model. The assumptions used to calculate the fair market value are as follows: risk-free interest rate of 2.75%; estimated volatility of 80.47%; dividend yield of 0.0%; and expected life of the warrants of five years.

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

      In May 2004, the Company entered into employment agreements with key members of management. The agreements called for the issuing of warrants to the individuals pursuant to certain earnings and revenue targets being accomplished. The Company entered into an employment agreement with Joseph Flynn to serve as its Chief Executive Officer, effective April 1, 2004. Mr. Flynn's agreement has a term of two years and provides for a base annual salary of $165,000. Mr. Flynn may receive an annual bonus if certain earnings and revenue targets are accomplished. Effective April 1, 2004, the Company entered into an employment agreement with Etienne Weidemann, to serve as President and Chief Operating Officer. Mr. Weidemann's agreement has a term of two years, and provides for a base annual salary of $160,000. Mr. Weidemann may receive an annual bonus if certain earnings and revenue targets are accomplished. Effective April 1, 2004, the Company entered into an employment agreement with James P. Stapleton, to serve as Chief Operating Officer. Mr. Stapleton's agreement has a term of two years, and provides for a base annual salary of $145,000. Mr. Stapleton may receive an annual bonus if certain earnings and revenue targets are accomplished. Mr. Stapleton resigned his position in December 2004.

9. COMMITMENTS

      In July 2004, the Company entered into a Severance Agreement and Mutual Release of All Claims with Alan Mayo, one of the three original founders of The Mayo Group. Pursuant to the agreement, the Company arranged for a private sale of all the common stock Mr. Mayo received in the April 1, 2004 transaction with the Company including the contingent shares released to him as part of this agreement. The Company agreed to pay salary, bonus, and contingent consideration amounts pursuant to an employment agreement, in increments. Such amounts have been accounted for in the financial statements. The Company has made an accrual of $465,000 for the compensation due to Mr. Mayo pursuant to the employment agreement and has included this amount as part of the cost of the acquisition. Included in the acquisition was total cash contingency of $45,000 and a note payable in the amount of $315,000 that was also being held in contingency. Of these contingency amounts, Mr. Mayo was owed $277,020 or 76.95%, which was equivalent to his ownership percentage of The Mayo Group. As consideration for Mr. Mayo entering into the Severance Agreement and Mutual Release of All Claims, the Company and Mr. Mayo agreed that all contingent payments (cash, stock and note) due and payable to Mr. Mayo would be released to Mr. Mayo. In doing so, the Company agreed to pay Mr. Mayo $138,510 at execution of the agreement, and have paid the balance of $138,510 in March 2005.

10. CONCENTRATIONS

      The Company's two largest customers accounted for approximately 78% of the Company's revenues for the three months ended March 31, 2005. Accounts receivable totaled approximately $137,000 as of March 31, 2005.

11. SUBSEQUENT EVENTS

      In April 2005, the Company sold an additional 490,000 shares under the private placement for net proceeds of $901,600. Total costs related to the placement of these share was $126,664. Included in this amount is $48,264 of expense related to the fair market value of the 39,200 warrants issued to the selling group. The fair value of the warrants was determined using the Black-Scholes option-pricing model, with the following assumptions: (i) no expected dividends, (ii) a risk free interest rate of 2.75%, (iii) expected volatility of 80.47%, and (iv) an expected life of five years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

      This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995,
Section 21E of the Securities and Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may," "will" and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements.

      Due to these and other possible uncertainties and risks, readers are cautioned not to place undue reliance on the forward-looking statements contained in this Report, which speak only as of the date of this Report, or to make predictions about future performance based solely on historical financial performance. We also disclaim any obligation to update forward-looking statements contained in this Report.

      Readers should carefully review the risk factors described below under the heading "Risk Factors That May Affect Future Results" and in other documents we file from time to time with the Securities and Exchange Commission, including our Form 10-KSB for the fiscal year ended December 31, 2004. Our filings with the Securities and Exchange Commission, including our Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K and amendments to those filings, pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, are available free of charge at www.auxilioinc.com, when such reports are available at the Securities and Exchange Commission Web site.

OVERVIEW

      Auxilio, Inc. ("Auxilio") currently trades on the OTC Bulletin Board under the stock symbol AUXO.

      For the three months ended March 31, 2004, Auxilio developed, marketed and supported web based assessment and reporting tools and provided consulting services that enabled companies to manage their Human Capital Management (HCM) needs in real-time. Companies ranging in size from 50 person firms to Fortune 500 companies implemented our solutions in order to have deep insight into their human capital assets.

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

      In April 2004, one of the Company's subsidiaries, PPVW Acquisition Company, completed an acquisition of Alan Mayo & Associates, dba The Mayo Group ("The Mayo Group" or "TMG"). Effective with the acquisition, PPVW Acquisition Company changed its name to The Mayo Group, and subsequently changed its name to Auxilio Solutions, Inc. ("ASI"). ASI provides outsourced document image management services for healthcare facilities. Operations from April 1, 2004 will include the operations of ASI. An 8-K was filed with the Securities and Exchange Commission on April 16, 2004 reporting this transaction. The audited financial statements of The Mayo Group were filed on September 27, 2004.

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

      As a result of the acquisition of TMG and disposal of the Company's previous product offering to Workstream, the financial statements for the three months ended March 31, 2005, are not comparable to the financial statements for the three months ended March 31, 2004.

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

      We consider the following accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment:

            o     Revenue recognition

            o     Accounts receivable valuation and related reserves

            o     Valuation of fixed assets

            o     Accounting for income taxes

            o     Impairment of intangible assets

You should refer to our Annual Report on Form 10-KSB filed on April 19, 2005 for a discussion of our critical accounting policies.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2004

NET REVENUE

      Net revenue increased $784,077 to $784,077 for the three months ended March 31, 2005, as compared to the same period in 2004. This increase was due to the acquisition of The Mayo Group. 100% of the Company's net revenue as presented on the consolidated statement of operations, for the three months ended 2005, were derived from the sales and services of outsourced image management and document imaging equipment, and 0% was derived from solutions related to its previous business operations. Revenues related to the former business were included in discontinued operations.

COST OF REVENUE

      Cost of revenue consists of document imaging equipment, parts, supplies and salaries and expenses of field services personnel. Cost of revenue was $774,174 for the three months ended March 31, 2005, as compared to $0 for the same period in 2004 as the Company discontinued the former business in March 2004. Cost of revenues for the first quarter of 2004 related to the disposed business is included in discontinued operations. The increase in cost of revenues was due to the increase in revenues associated with the change in business operations comprised of sales and services of outsourced image management and document imaging equipment and increased costs related to the Company's efforts to expand its field services operations outside of California.

SALES AND MARKETING

      Sales and marketing expenses include salaries, commissions and expenses of sales and marketing personnel, travel and entertainment, and other selling and marketing costs. Sales and marketing expenses were $439,720 for the three months ended March 31, 2005, as compared to $0 for the same period in 2004. Sales and marketing expenses for the first quarter of 2004 related to the disposed business are included in discontinued operations. This increase was primarily due to lower costs in 2004 as the Company was exiting the business of HR software and moving to outsourced image management services (see Note 7).

GENERAL AND ADMINISTRATIVE

      General and administrative expenses, which include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses, and other administrative costs, increased by $433,805 to $483,876 for the three months ended March 31, 2005, as compared to $50,071 for the same period in 2004. Certain general and administrative expenses for the first quarter of 2004 which are related to the disposed business are included in discontinued operations. The increase was primarily due to the change in the business activities to outsourced image management services. The decrease in the general and administrative expenses as a percent of sales is a result of the increase in revenue.

INTANGIBLE ASSET AMORTIZATION

      As a result of our acquisition activity, we have recorded a substantial amount of goodwill, which is the excess of the cost of our acquired business over the fair value of the acquired net assets, and other intangible assets. We examine the carrying value of our other intangible assets as current events and circumstances warrant determining whether there are any impairment losses. If indicators of impairment were present relating to our other intangible assets and future cash flows were not expected to be sufficient to recover the assets' carrying amount, an impairment loss would be charged to expense in the period identified. To date, we have not identified any event that would indicate an impairment of the value of goodwill or other intangible assets recorded in our consolidated financial statements. Other intangible assets are amortized over their estimated lives.

      Amortization expense of $93,368 was related to intangible assets acquired through the acquisition of The Mayo Group in March 31, 2004.

OTHER INCOME (EXPENSE)

      Other income and expense includes interest income net of interest expense. Interest income is primarily derived from short-term interest-bearing securities and money market accounts. Interest expense for the three months ended March 31, 2005 was $20,957 compared to $1,932 for the same period in 2004. The increase in interest expense is a result of the increased debt at March 31, 2005. Interest income for the three months ended March 31, 2005 was $2,212 compared to $447 for the same period in 2004, primarily due to an increase in the average balance of invested cash and short-term investments.

GAIN ON SALE OF MARKETABLE SECURITIES

      Gain on sale of marketable securities related to the excess of sales prices over the cost of the investments in Workstream Inc.'s common stock in 2005. No such activities took place in 2004.

INCOME FROM DISCONTINUED OPERATIONS

      The Company sold its assets to Workstream, Inc. in the first quarter of 2004. All of the operating results and gain related to the sale were classified as discontinued operations in accompanying condensed consolidated statements of operations for 2004. No such activities took place in 2005.

LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 2005, our cash and cash equivalents were equal to $2,609,035. The Company's principal cash requirements are for operating expenses, including equipment, supplies, employee costs, capital expenditures and funding of the operations. The Company's primary sources of cash were from revenues and the Company's current private placement of the Company's common stock.

      During the three months ended March 31, 2005, the Company used $1,584,947 for operating activities, as compared to $329,367 for the same period in 2004. The increase in cash use was primarily due to the change in the business activities to outsourced image management services.

      On December 28, 2004, Auxilio entered into a Revolving Loan and Security Agreement (the "Revolving Loan") with Mr. Michael D. Vanderhoof. Mr. Vanderhoof is a director of the Company. Under the agreement, the Company can borrow up to $500,000. Money will be advanced to Auxilio by Mr. Vanderhoof against the $500,000 limit upon six business days advance written notice by the Company.
Interest will accrue daily upon any unpaid principal balance at the rate of eight percent (8%) per annum. Accrued interest is payable in full monthly. All outstanding principal is due and payable in full on December 10, 2005. The Revolving Loan is secured by all of the Company's inventory, accounts receivable, equipment, cash, deposit accounts, securities, Intellectual Property, chattel paper, general intangibles and instruments, now existing or hereafter arising, and all proceeds thereof. In consideration for the making of the Revolving Loan, Mr. Vanderhoof will also receive a warrant to purchase common shares of the Company in a number equal to 10% of the highest amount outstanding. For example, if the full amount of $500,000 is borrowed, the holder will have the right to purchase 50,000 shares of stock. The exercise price is equal to $2.00 per share. As of March 30, 2005, the Company has borrowed $500,000 and issued 50,000 warrants. The Company paid off the Revolving Loan on April 27, 2005.

      In February, 2005, the Company initiated a private placement of its common stock, at $2.00 per share. As of May 14, 2005, $2,885,169 of net proceeds has been collected, resulting in an additional 1,574,750 shares being issued. Our need for such additional financing depends in part on our future performance, which, in turn, is subject to general economic conditions, and business and other factors beyond our control. The Company anticipates that the cash from the private placement and the moneys available under the Revolving Loan from Michael
D. Vanderhoof are sufficient to sustain the business operations over the next twelve months.

SUBSEQUENT EVENTS

      In April 2005, the Company sold an additional 490,000 shares under the private placement for net proceeds of $901,600. Total costs related to the placement of these share was $126,664. Included in this amount is $48,264 of expense related to the fair market value of the 39,200 warrants issued to the selling group. The fair value of the warrants was determined using the Black-Scholes option-pricing model, with the following assumptions: (i) no expected dividends, (ii) a risk free interest rate of 2.75%, (iii) expected volatility of 80.47%, and (iv) an expected life of five years.

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

      The Company experienced a net operating loss of approximately $625,211 for the three months ended March 31, 2005 and accumulated deficit of $9,499,946 as of March 31, 2005. There can be no assurances that the Company will be able to operate profitably in the future. In the event that the Company is not successful in implementing its business plan, the Company will require additional financing in order to succeed. There can be no assurance that additional financing will be available now or in the future on terms that are acceptable to the Company. If adequate funds are not available or are not available on acceptable terms, the Company may be unable to develop or enhance its products and services, take advantage of future opportunities or respond to competitive pressures, all of which could have a material adverse effect on the Company's business, financial condition or operating results.

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

WE ARE DEPENDENT UPON OUR LARGEST CUSTOMER.

      The loss of any key customer could have a material adverse effect upon the Company's financial condition, business, prospects and results of operation. The Company's largest customer, Huntington Memorial Hospital, represents approximately 40% of the Company's revenues for the three months ended March 31, 2005. Although the Company anticipates that this customer will represent less than 15% of revenue for full year 2005 and less than 10% for 2006, the loss of this customer may contribute to our inability to operate as a going concern and may require us to obtain additional equity funding or debt financing (beyond the amounts described above) to continue our operations. We cannot be certain that we will be able to obtain such additional financing on commercially reasonable terms, or at all.

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

ITEM 3. CONTROLS AND PROCEDURES

      (a) Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to provide reasonable assurance that information required to be disclosed in our reports filed under that Act (the Exchange Act), such as this quarterly report on Form 10-QSB, is recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission. Our disclosure controls and procedures also are designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

      During the fourth quarter of fiscal 2004, we determined that deficiencies existed in our internal controls with respect to the timely reconciliation of income taxes in accordance with SFAS No. 109. The unrecorded transactions and disclosure deficiencies were detected during the audit process for the Company's 2004 fiscal year end, and were appropriately recorded and disclosed in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. The fact that our internal controls did not identify this deficiency prior to that time is considered to represent a material weakness as defined under standards established by the Public Company Accounting Oversight Board.

      We  believe  that we have  taken the steps  necessary  to  strengthen  our internal  controls  to  address  this  situation.  We have  completed  extensive analyses and have instituted improved supervision and training for our accounting staff. As of the date of this report, we believe the actions implemented have corrected the material weakness in the internal controls discussed in the preceding paragraph.

      Our management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) in effect as of March 31, 2005. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2005, the Company's disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them, on a timely basis, by others within these entities.

      (b) With the exception of the changes described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      During the quarter covered by this report, the registrant sold 1,084,750 shares of its common stock at the sales price of $2.00 per share. The sales were part of a private placement of the registrant's common shares, exempt from registration under Section 5 of the Securities Act of 1933 pursuant to Rule 506 promulgated under Regulation D.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

      None.

ITEM 5. OTHER INFORMATION

      None

ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K

(a) Exhibits

--------------------------------------------------------------------------------
NO.       ITEM
--------------------------------------------------------------------------------
2.1 Agreement and Plan of Reorganization dated as of November 20, 2001, by and between the Company and e-Perception, Inc. (incorporated by reference to Exhibit 1.1 to the Registrant's Form 8-K filed on January 24, 2002).
--------------------------------------------------------------------------------
2.2 Agreement and Plan of Merger, dated April 1, 2004, by and between Auxilio, Inc., PPVW Acquisition Corporation, and Alan Mayo & Associates, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K filed on April 16, 2004).
--------------------------------------------------------------------------------
3.1 Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant's Form 10-KSB filed on April 19, 2005).
--------------------------------------------------------------------------------
3.2 Bylaws (incorporated by reference to Exhibit 2 to the Registrant's Form 10-SB filed on October 1, 1999).
--------------------------------------------------------------------------------
4.1 Subscription Agreement dated as of January 9, 2002, by and among the Company and each of the stockholders of e-Perception, Inc. (incorporated by reference to Exhibit 1.1 to the Registrant's Form 8-K filed on January 24, 2002).
--------------------------------------------------------------------------------
10.1 2000 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-KSB filed on April 19, 2005).
--------------------------------------------------------------------------------
10.2 2001 Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-KSB filed on April 19, 2005).
--------------------------------------------------------------------------------
10.3 2003 Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-KSB filed on April 19, 2005).
--------------------------------------------------------------------------------
10.4 2004 Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Registrant's Form 10-KSB filed on April 19, 2005).
--------------------------------------------------------------------------------
10.5 Standard Office Lease by and between Arden Realty Limited Partnership and e-Perception Technologies, Inc. (incorporated by reference to
          Exhibit 10.1 to the Registrant's Form 10-QSB filed on May 15, 2002).
--------------------------------------------------------------------------------
10.6 Asset Purchase Agreement between Workstream USA, Inc., Workstream, Inc. and PeopleView, Inc. dated March 8, 2004 (incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K filed on April 2, 2004).
--------------------------------------------------------------------------------
10.7 Addendum dated as of May 27, 2004 to Asset Purchase Agreement dated March 17th, 2004 between Workstream Inc. Workstream USA, Inc. and PeopleView, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K/A filed on August 3, 2004).
--------------------------------------------------------------------------------
10.8 Revolving Loan and Security Agreement between Auxilio, Inc. and Michael D. Vanderhoof (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on December 29, 2004).
--------------------------------------------------------------------------------
10.9 Executive Employment Agreement between Registrant and Etienne Weidemann, President and Chief Operating Officer dated April 1, 2004 (incorporated by reference to Exhibit 10.9 to the Registrant's Form 10-KSB filed on April 19, 2005).
--------------------------------------------------------------------------------
10.10 Executive Employment Agreement between Registrant and Joseph J Flynn, Chief Executive Officer and Chairman of the Board of Directors dated April 1, 2004 (incorporated by reference to Exhibit 10.10 to the Registrant's Form 10-KSB filed on April 19, 2005).
--------------------------------------------------------------------------------
10.11 Executive Employment Agreement between Registrant and James Stapleton, Chief Financial Officer and Corporate Secretary dated April 1, 2004 (incorporated by reference to Exhibit 10.11 to the Registrant's Form 10-KSB filed on April 19, 2005).
--------------------------------------------------------------------------------
10.12 Executive Employment Agreement between Registrant and Paul T. Anthony, Chief Financial Officer and Corporate Secretary dated December 10, 2004 (incorporated by reference to Exhibit 10.12 to the Registrant's Form 10-KSB filed on April 19, 2005).
--------------------------------------------------------------------------------
10.13 Standard Office Lease agreement by and between Auxilio, Inc and McMorgan Institutional Real Estate Fund I, LLC. dated October 13, 2004 (incorporated by reference to Exhibit 10.13 to the Registrant's Form 10-KSB filed on April 19, 2005).
--------------------------------------------------------------------------------
14 Registrants Code of Ethics (incorporated by reference to Exhibit 14.1 to the Registrant's Form 10-KSB filed on April 14, 2004).
--------------------------------------------------------------------------------
16 Letter regarding change in certifying accountants dated February 14, 2002 (incorporated by reference to Exhibit 16 to the Registrant's Form 8-K filed on February 15, 2002).
--------------------------------------------------------------------------------
21.1 Subsidiaries (incorporated by reference to Exhibit 21.1 to the Registrant's Form 10-KSB filed on April 19, 2005).
--------------------------------------------------------------------------------
31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a).
--------------------------------------------------------------------------------
31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a).
--------------------------------------------------------------------------------
32.1 Certification of the CEO and CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
--------------------------------------------------------------------------------

(b) Report on Form 8-K

A  Current  Report  on Form 8-K  dated  January  3,  2005,  was  filed  with the
Securities and Exchange Commission reporting the departure of the Company's current Chief Financial Officer, Jim Stapleton, and the appointment of the Company's new Chief Financial Officer, Paul T. Anthony.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        AUXILIO, INC.


Date:  May 17, 2005                     By: /s/ Joseph Flynn
                                            ------------------------------------
                                            Joseph Flynn
                                            Chief Executive Officer
                                            (Principal Executive Officer)


                                            /s/ Paul T. Anthony
                                            ------------------------------------
                                            Paul T. Anthony
                                            Chief Financial Officer
                                            (Principal Financial Officer)