Form 10QSB
period 2005-06-30
AUXILIO INC
filed 2005-09-02
CIK 1011432

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)
                |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005


               |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                                THE EXCHANGE ACT

                For the transition period from _______ to _______

                        Commission file number 000-27507

                                  AUXILIO, INC.
        (Exact name of small business issuer as specified in its charter)



                    Nevada                               88-0350448
       (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)                Identification No.)



                           27401 Los Altos, Suite 100
                         Mission Viejo, California 92691
                    (Address of principal executive offices)

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

                                 Yes |X| No |_|


The number of shares of the issuer's common stock, $0.001 par value, outstanding as of August 15, 2005 was 16,048,912.

Transitional small business disclosure format:

                                 Yes |X| No |_|

                                  AUXILIO, INC.
                                   FORM 10-QSB
                                TABLE OF CONTENTS


 PART I - FINANCIAL INFORMATION
 ------------------------------
                                                                            Page
                                                                            ----
  Item 1.    Financial Statements (Unaudited):

             Condensed Consolidated Balance Sheet
                as of June 30, 2005                                            3

             Condensed Consolidated Statements of Operations
                for the Three and Six Months Ended June 30,
                2005 and 2004                                                  4

             Condensed Consolidated Statements of Comprehensive
                Income (Loss) for the Three and Six Months Ended
                June 30, 2005 and 2004                                         5

             Condensed Consolidated Statement of Stockholders'
                Equity for the Six Months Ended June 30, 2005                  6

             Condensed Consolidated Statements of Cash Flows
                for the Six Months Ended June 30, 2005 and 2004                7

             Notes to Condensed Consolidated Financial Statements              9

  Item 2.    Management's Discussion and Analysis or Plan
                of Operation.                                                 13

  Item 3.    Controls and Procedures.                                         20

PART II - OTHER INFORMATION
---------------------------

  Item 1.    Legal Proceedings.                                               21

  Item 2.    Unregistered Sales of Equity Securities and Use of
                Proceeds.                                                     21

  Item 3.    Defaults Upon Senior Securities.                                 21

  Item 4.    Submission of Matters to a Vote of Security Holders.             21

  Item 5.    Other Information.                                               21

  Item 6.    Exhibits.                                                        21


  Signatures                                                                  22

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.      FINANCIAL STATEMENTS.

                         AUXILIO, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2005
                                   (UNAUDITED)

                                     ASSETS
Current assets:
   Cash and cash equivalents                                       $  2,039,170
   Accounts and other receivables, net                                1,243,363
   Prepaid and other current assets                                      38,545
   Supplies                                                             445,797
   Investment in marketable securities                                   32,500
   Other investment                                                      52,728
                                                                   ------------
          Total current assets                                        3,852,103

Property and equipment, net                                             204,179
Deposits                                                                 49,644
Intangible assets, net                                                  980,172
Goodwill                                                              1,547,017
                                                                   ------------
          Total assets                                             $  6,633,115
                                                                   ============

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                           $  1,094,742
   Accrued compensation and benefits                                    485,719
   Deferred revenue                                                     460,244
   Current portion of long-term debt                                     17,228
   Current portion of capital lease obligations                          25,137
   Note payable, related party                                           15,750
                                                                   ------------
          Total current liabilities                                   2,098,820

Commitments and contingencies                                                --

Stockholders' equity:
   Common stock, par value at $0.001, 33,333,333 shares
     authorized, 16,048,912 shares issued and outstanding                16,050
   Additional paid-in capital                                        14,839,880
   Accumulated deficit                                              (10,321,635)
                                                                   ------------
          Total stockholders' equity                                  4,534,295
                                                                   ------------
          Total liabilities and stockholders' equity               $  6,633,115
                                                                   ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                          AUXILIO, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           Three Months                  Six Months
                                                          Ended June 30,                Ended June 30,
                                                  ---------------------------   ---------------------------
                                                      2005          2004            2005            2004
                                                  ------------   ------------   ------------   ------------
Revenue                                            $ 1,237,850   $  4,589,779   $  2,021,927   $  4,589,779
Cost of revenue                                        889,466      2,734,357      1,663,640      2,734,357
                                                  ------------   ------------   ------------   ------------
Gross profit                                           348,384      1,855,422        358,287      1,855,422
Operating expenses:
 Sales and marketing                                   468,920        642,271        908,175        642,271
 General and administrative                            525,752        592,293      1,010,093        642,364
 Intangible asset amortization                          93,368             --        186,736             --
                                                  ------------   ------------   ------------   ------------
  Total operating expenses                           1,088,040      1,234,564      2,105,004      1,284,635
                                                  ------------   ------------   ------------   ------------
Income (loss) from operations                         (739,656)       620,858     (1,746,717)       570,787
Other income (expense):
 Interest expense                                      (51,598)        (6,501)       (72,555)        (8,433)
 Interest income                                        11,300          1,689         13,511          2,136
 Gain (loss) on sale of marketable
   securities                                          (41,734)            --        362,061             --
                                                  ------------   ------------   ------------   ------------
  Total other income (expense)                         (82,032)        (4,812)       303,017         (6,297)
                                                  ------------   ------------   ------------   ------------
Income (loss) before provision for income
   taxes                                              (821,688)       616,046     (1,443,700)       564,490
Provision for income taxes                                  --             --         (3,200)        (2,400)
                                                  ------------   ------------   ------------   ------------
Net income (loss) from continuing
operations                                            (821,688)       616,046     (1,446,900)       562,090
Income (loss) from discontinued operations,
   (including gain (loss) on disposal
   of ($93,750) and $674,942
   for the three and six months ended
   June 30, 2004, respectively, net of
   tax benefit)                                             --        (62,365)            --        540,895
                                                  ------------   ------------   ------------   ------------
Net income (loss)                                 $  (821,688)  $     553,681   $ (1,446,900)  $  1,102,985
                                                  ============   ============   ============   ============
Net income (loss) per share - basic:
 Income (loss) per share continuing
   operations                                     ($      0.05)  $       0.04   ($      0.10)  $       0.05
 Income (loss) per share discontinued
   operations                                               --          (0.00)            --           0.05
                                                  ------------   ------------   ------------   ------------
Net income (loss) per share - basic               ($      0.05)  $       0.04   ($      0.10)  $       0.10
                                                  ------------   ------------   ------------   ------------
Net income (loss) per share - diluted:
 Income (loss) per share continuing
   operations                                     ($      0.05)  $       0.04   ($      0.10)  $       0.05
 Income (loss) per share discontinued
   operations                                               --          (0.00)            --           0.05
                                                  ------------   ------------   ------------   ------------
Net income (loss) per share - diluted             ($      0.05)  $       0.04   ($      0.10)  $       0.10
                                                  ------------   ------------   ------------   ------------
Number of weighted average shares -
 Basic                                              15,854,874     13,986,866     15,212,829     11,275,045
                                                  ------------   ------------   ------------   ------------
 Diluted                                            15,854,874     14,110,059     15,212,829     11,398,239
                                                  ------------   ------------   ------------   ------------


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                         AUXILIO, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                    UNAUDITED

                                                             Three Months                  Six Months
                                                            Ended June 30,               Ended June 30,
                                                    ---------------------------    --------------------------
                                                        2005            2004          2005           2004
                                                     -----------    -----------    -----------    -----------
Net income (loss)                                    $  (821,688)   $   553,681    $(1,446,900)   $ 1,102,985

Unrealized gain (loss) on marketable securities                         (30,750)                       68,250
Reclassification of realized amounts included
  in net income                                          (97,500)            --       (222,210)            --
                                                     -----------    -----------    -----------    -----------

Total other comprehensive income (loss)                  (97,500)       (30,750)      (222,210)        68,250
                                                     -----------    -----------    -----------    -----------

Comprehensive income (loss)                          $  (919,188)   $   522,931    $(1,669,110)   $ 1,171,235
                                                     ===========    ===========    ===========    ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                         AUXILIO, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 2005
                                   (UNAUDITED)

                                                                          Additional                                      Total
                                                      Common Stock         Paid-in      Accumulated    Comprehensive   Stockholders'
                                                 Shares        Amount      Capital        Deficit         Income         Equity
                                             ------------  ------------  ------------   ------------   ------------   ------------
Balance at December 31, 2004                   14,438,662  $     14,440  $ 11,836,242   $ (8,874,735)  $    222,210   $  3,198,157
Common stock issued in private
placement, net of offering
  costs of $427,846 - unaudited                 1,607,250         1,607     2,943,362             --             --      2,944,969
Common stock issued upon
  exercise of warrants - unaudited                  3,000             3         2,247             --             --          2,250
Relative fair value of warrants
  issued related to revolving loan
  payable - unaudited                                  --            --        58,029             --             --         58,029
Reclassification of realized
  amount included in net income
  - unaudited                                          --            --            --             --       (222,210)      (222,210)
Net loss - unaudited                                   --            --            --     (1,446,900)            --     (1,446,900)
                                             ------------  ------------  ------------   ------------   ------------   ------------
Balance at June 30, 2005 - unaudited           16,048,912  $     16,050  $ 14,839,880  $(10,321,635)            --   $  4,534,295
                                             ------------  ------------  ------------   ------------   ------------   ------------


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                         AUXILIO, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                               Six Months Ended June 30,
                                                                              ---------------------------
                                                                                   2005          2004
                                                                              ------------   ------------
Cash flows used for operating activities:
            Net income (loss)                                                 $ (1,446,900)  $  1,102,985
Adjustments to reconcile net income (loss) to net cash
  used for operating activities:
            Depreciation                                                            40,570         13,141
            Amortization of intangible assets                                      186,736             --
            Gain on sale of certain assets                                              --       (674,942)
            Gain on sale of marketable securities                                 (362,061)            --
            Interest expense                                                        58,029          3,789
Changes in operating assets and liabilities:
            Accounts receivable and other receivables                           (1,002,165)       (13,474)
            Supplies                                                               (36,011)       (46,621)
            Prepaid and other current assets                                        37,713        (27,223)
            Deposits                                                                 6,751             --
            Accounts payable and accrued expenses                                 (269,092)      (116,417)
            Accrued compensation and benefits                                     (169,799)       411,291
            Lease buyout provision                                                 133,811        600,000
            Deferred revenue                                                       161,721        335,890
                                                                              ------------   ------------
                     Net cash provided by (used for) operating activities       (2,660,697)     1,588,419
                                                                              ------------   ------------
  Cash flows provided by investing activities:
            Purchases of property and equipment                                    (15,858)       (34,305)
            Purchase of Mayo Group, net of cash acquired                                --       (435,107)
            Proceeds from sale of certain assets                                        --        250,000
            Net proceeds from sale of marketable securities                        979,311             --
                                                                              ------------   ------------
                     Net cash provided by (used for) investing activities          963,453       (133,522)
                                                                              ------------   ------------

Cash flows provided by financing activities:
            Proceeds from line of credit                                           500,000             --
            Repayments on line of credit                                          (500,000)            --
            Payments on capital leases                                              (2,277)            --
            Payments on notes payable and long-term debt                          (159,618)           112
            Net proceeds from issuance of common stock                           2,944,969        520,150
            Proceeds from exercise of warrants                                       2,250             --
                                                                              ------------   ------------
                     Net cash provided by financing activities                   2,785,324
                                                                              ------------   ------------
Net increase in cash and cash equivalents                                        1,088,080      1,889,269
Cash and cash equivalents, beginning of period                                     951,090        226,398
                                                                              ------------   ------------
Cash and cash equivalents, end of period                                      $  2,039,170   $  2,115,667
                                                                              ============   ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                         AUXILIO, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                  Six Months Ended June 30,
                                                                ----------------------------
                                                                    2005            2004
                                                                ------------    ------------
Supplemental disclosure of cash flow information:

     Interest paid                                              $     14,736    $      8,587
                                                                ============    ============

     Income tax paid                                            $      3,200    $        800
                                                                ============    ============

Non-cash investing and financing activities:

     Stock issued for payables                                            --    $     30,000
                                                                ============    ============

     Net assets acquired (liabilities assumed), net of
       bank overdraft, through acquisition of Mayo Group                  --    $   (181,254)
                                                                ============    ============

     Stock and note payable issued in conjunction with
      acquisition                                                         --    $  2,015,150
                                                                ============    ============

     Warrants issued for expenses of private placement          $    158,315              --
                                                                ============    ============

     Relative fair value of warrants issued related to
      issuance of note payable                                  $     58,029              --

     Property and equipment acquired by capital lease           $     19,097
                                                                ============    ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2005 and 2004
                                   (UNAUDITED)



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

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As a result, actual results could differ from those estimates.


The accompanying financial statements were prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. The Company reported a net loss of $1,446,900 for the six months ended June 30, 2005. Although the Company reported net income of $993,726 for the year ended December 31, 2004, it reported a net loss of $3,405,020 for the year ended December 31, 2003 and, at June 30, 2005, has an accumulated deficit of $10,321,635. This raises substantial doubt about the Company's ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


      During the quarter ended June 30, 2005, the Company raised additional working capital through a private placement offering of the Company's common stock, and the Company believes that such working capital will provide it with the ability to continue as a going concern. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. Through June 30, 2005, the Company has not been able to generate sufficient revenues from its operations to cover its costs and operating expenses. However, the Company anticipates that its revenues will increase through the sale of additional product offerings and the growth of the Company's customer base. The Company believes that the private placement offering, the sale of new product offerings and the growth of its customer base will enable the Company to generate positive operating cash flows and to continue its operations. However, no assurances can be given as to the success of these plans. Although the Company has been able to raise additional working capital through private placement offerings of its common stock, the Company may not be able to continue this practice in the future nor may the Company be able to obtain additional working capital through other debt or equity financings. In addition, the Company may not generate sufficient revenues from its operations to cover its cash operating expenses. As a result, the Company may not be able to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

      The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. In addition, certain prior year amounts have been reclassified to conform to the current year presentation. The reclassification had no impact on the results of operations or on changes in stockholders' equity.

      Due to the Company's acquisition of Alan Mayo & Associates, Inc., dba The Mayo Group ("The Mayo Group"), on April 1, 2004 and the disposal of the Company's previous product offering to Workstream, Inc. ("Workstream") in March 2004, the financial statements for the six months ended June 30, 2005 are not comparable, from a business activity viewpoint, to the financial statements for the six months ended June 30, 2004.

2.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In May 2005, the FASB issued FASB Statement No. 154, Accounting Changes and Error Corrections. This new standard replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and represents another step in the FASB's goal to converge its standards with those issued by the IASB. Among other changes, Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. Management believes that changes resulting from adoption of the FASB will not have a material effect on the financial statements taken as a whole.


      In March 2005, the SEC released Staff Accounting Bulletin No. 107, "Share-Based Payment" ("SAB 107"), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff's views regarding valuation of share-based payment arrangements. In April 2005, the SEC amended the compliance dates for SFAS 123(R), to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. Management is currently evaluating the impact SAB 107 will have on our consolidated financial statements.


3.    OPTIONS AND WARRANTS

      During the three and six months ended June 30, 2005, the Company granted 390,500 and 753,917 options, respectively, to its employees and directors to purchase shares of the Company's common stock at an exercise price of $2.00 per share, which exercise price equals the fair value of such options on the grant date. The options have graded vesting annually over three years, starting March 2006. The Company accounts for the options granted to its employees and directors under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." If the Company accounted for such options under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the Company would recognize an expense totaling $988,062 over the next three years. The fair value of the options was determined using the Black-Scholes option-pricing model. The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 3.00%; (ii) estimated volatility of 80.47%; (iii) dividend yield of 0.0%; and (iv) expected life of the options of four years.

      Had the Company accounted for options and warrants under SFAS No. 123, the Company's net income(loss) and net income(loss) per share would have decreased/increased to the pro forma amounts indicated below:

                                                Three Months Ended                Six Months Ended
                                                    June 30,                         June 30,
                                         ------------------------------   ------------------------------
                                             2005             2004            2005              2004
                                         -------------    -------------   -------------    -------------
Net income (loss):
   As reported                           $    (821,688)   $     553,681   $  (1,446,900)   $   1,102,985
   Add: APB 25 Expense                                                               --
   Deduct:  Total stock based
     employee compensation expense
     determined under SFAS 123 fair
     value based method                        229,917           81,239         488,631          141,672
                                         -------------    -------------   -------------    -------------
   Net income (loss), as adjusted        $  (1,051,605)   $     472,442   $  (1,935,531)   $     961,313
                                         =============    =============   =============    =============

Basic income (loss) per share:
   As reported                           $       (0.05)   $        0.05   $       (0.10)   $        0.10
   Pro forma                             $       (0.07)   $        0.04   $       (0.13)   $        0.09

Diluted income (loss) per share:
   As reported                           $       (0.05)   $        0.05   $       (0.10)   $        0.10
   Pro forma                             $       (0.07)   $        0.04   $       (0.13)   $        0.08

      During the three and six months ended June 30, 2005, the Company issued 41,800 and 128,580 warrants, respectively, to purchase shares of the Company's common stock at an exercise price of $2.50 per share. The warrants have a fair value of $51,468 and $158,315, respectively for the three and six months ended June 30, 2005. The fair value of the warrants was determined using the Black-Scholes option-pricing model, with the following assumptions: (i) no expected dividends; (ii) a risk free interest rate of 2.75%; (iii) expected volatility of 80.47%; and (iv) an expected life of the warrants of five years. The fair value of the warrants was directly related to the private placement offering of the Company's common stock during the three and six months ended June 30, 2005 and, therefore, was classified as a reduction of additional paid-in capital.

      On December 28, 2004, the Company entered into a Revolving Loan and Security Agreement (the "Revolving Loan") with Michael D. Vanderhoof, a director of the Company. Under the agreement, (i) the Company can borrow up to $500,000,
(ii) cash is advanced to the Company by Mr. Vanderhoof upon six (6) business days advance written notice, (iii) interest accrues daily upon any unpaid principal balance at the rate of eight percent (8%) per annum, (iv) accrued interest is payable in full on a monthly basis and (v) the outstanding principal balance is due and payable in full on December 10, 2005. The Revolving Loan is secured by all of the Company's inventory, accounts receivable, equipment, cash, deposit accounts, securities, intellectual property, chattel paper, general intangibles and instruments, now existing or hereafter arising, and all proceeds thereof. In consideration for entering into the Revolving Loan, Mr. Vanderhoof also received warrants to purchase 50,000 shares of the Company's common stock equal to 10% of the highest amount outstanding at an exercise price of $2.00 per share. As of March 31, 2005, the Company had borrowed $500,000 under the Revolving Loan. During the three months ended March 31, 2005, the Company issued 50,000 warrants to Mr. Vanderhoof, with a fair value of $65,648. The fair value of the warrants was determined using the Black-Scholes option-pricing model, with the following assumptions: (i) no expected dividends; (ii) a risk free interest rate of 2.75%; (iii) expected volatility of 80.47%; and (iv) an expected life of the warrants of five years. In accordance with APB 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants," the Company has compared the relative fair value of the warrants and the face value of the note and has allocated a value of $58,029. Such amount was recorded as a discount against the carrying value of the note and was amortized over the life of the note using the straight-line interest method. . In April 2005, the Company paid in full all outstanding principal balance under the Revolving Loan, and all remaining unamortized discount was immediately expensed.

      In February 2005, a member of the Company's Board of Directors exercised warrants for 3,000 shares of the Company's common stock at an exercise price of $0.75.


4.    NET EARNINGS (LOSS) PER SHARE

      Basic net income (loss) per share is based on the weighted average number of shares of the Company's common stock issued and outstanding during a certain period, and is calculated by dividing net income (loss) by the weighted average number of shares of the Company's common stock issued and outstanding during such period. Common stock equivalents consist of 3,305,532 and 478,560 equity instruments at June 30, 2005 and 2004, respectively, which were excluded from the calculation as the effects of including these common stock equivalents is anti-dilutive.


      5.    INVESTMENTS IN MARKETABLE SECURITIES

      Investments in marketable securities consist of equity securities classified as "available for sale" under SFAS No. 115 and reported at fair value and warrants accounted for under APB 18. Accordingly, unrealized gains and losses on the equity securities are reflected in the statement of comprehensive income (loss). The warrants are accounted for under the cost method. The investments in marketable securities are summarized as follows:

                          Amortized      Unrealized     Unrealized       Fair
                            Cost        Holding Gain  Holding Losses    Value
                         ------------   ------------  --------------  ---------

Available-for-sale       $     32,500             --              --  $  32,500



6.    FINANCIAL INSTRUMENTS

      The carrying amounts of the Company's cash equivalents, accounts receivable, prepaid expenses, other current assets, accounts payable and accrued expenses, accrued compensation and benefits and deferred revenue approximate fair value due to the short-term maturities of those financial instruments.

      The rates currently available to the Company on debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.

      For all available-for-sale investment securities, the carrying values represent the fair value of the securities and any unrealized gain (loss) that is other than temporary is recognized as other comprehensive income (loss). The Company does not hold these securities for speculative or trading purposes.


7.    PRIVATE PLACEMENT

      In February 2005, the Company commenced a private placement offering of up to 2,500,000 shares of its common stock at a purchase price of $2.00 per share. As of June 30, 2005, the Company had sold 1,607,250 shares, receiving net proceeds of $2,944,969. Total costs through June 30, 2005 relating to the private placement offering were $427,846, which amount includes an expense of $158,315 relating to the fair value of the warrants issued to the selling group. The fair value of the warrants was determined using the Black Scholes option-pricing model. The assumptions used to calculate the fair value are as follows: (i) risk-free interest rate of 2.75%; (ii) estimated volatility of 80.47%; (iii) dividend yield of 0.0%; and (iv) expected life of the warrants of five years.


8.    DISCONTINUED OPERATIONS

      In March 2004, the Company entered into an agreement with Workstream whereby the Company sold to Workstream the following: (i) accounts receivable;
(ii) certain computer equipment; (iii) customer lists; (iv) existing customer contracts; (v) the PeopleView trade name; and (vi) the technology and product offerings that the Company had recently revised and improved, including ClimateSight(TM), SkillSight(TM), PerformanceSight(TM), ComplianceSight(TM) and HCM TOOLS(TM).

      The original agreement called for the Company to receive cash consideration of $300,000, of which $50,000 was subject to certain "hold back" conditions. Additionally, the Company was to receive 350,000 shares of Workstream common stock, of which 50,000 shares were subject to certain "hold back" conditions, and a warrant to purchase an additional 50,000 shares of Workstream common stock at an exercise price of $3.00 per share. Pursuant to an addendum to the original agreement, the Company received final consideration of $250,000 in cash, 246,900 shares of Workstream common stock, and a warrant to purchase an additional 50,000 shares of Workstream common stock at an exercise price of $3.00 per share.


9.    EMPLOYMENT AGREEMENTS

      In December 2004, the Company entered into an employment agreement with Paul T. Anthony, effective January 3, 2005, pursuant to which Mr. Anthony serves as the Company's Chief Financial Officer and Corporate Secretary. Mr. Anthony's employment agreement has a term of two years and provides for an annual base salary of $155,000. In addition, Mr. Anthony received warrants to purchase shares of the Company's common stock and may receive an annual bonus if the Company meets certain earnings and revenue targets.

      In September 2004, the Company presented to two of the original founders (owners) of The Mayo Group, Charles Nickell and Craig Davis, an Amendment to Employment Agreement and Modification of Merger Agreement, whereby contingent securities representing 461,009 shares of the Company's common stock and a contingent cash consideration of $82,979 due and payable to Mr. Nickell and Mr. Davis under such agreements would be released and paid upon the Company meeting certain financial performance targets. Because the Company did not meet these financial performance targets, the Company, in June 2005, initiated steps to recoup the shares of common stock but will not seek a return of the cash consideration.

      In May 2004, the Company entered into employment agreements with certain key members of its management. These employment agreements called for the Company to issue warrants to purchase shares of its common stock to these individuals upon the Company meeting certain earnings and revenue targets. The Company entered into an employment agreement with Joseph Flynn, effective April 1, 2004, pursuant to which Mr. Flynn serves as its Chief Executive Officer. Mr. Flynn's employment agreement has a term of two years and provides for an annual base salary of $165,000. In addition, Mr. Flynn may receive an annual bonus if the Company meets certain earnings and revenue targets. Effective April 1, 2004, the Company entered into an employment agreement with Etienne Weidemann, pursuant to which Mr. Weidemann serves as the Company's President and Chief Operating Officer. Mr. Weidemann's employment agreement has a term of two years and provides for a base annual salary of $160,000. In addition, Mr. Weidemann may receive an annual bonus if the Company meets certain earnings and revenue targets. Effective April 1, 2004, the Company entered into an employment agreement with James P. Stapleton, pursuant to which Mr. Stapleton served as the Company's Chief Financial Officer. Mr. Stapleton's employment agreement had a term of two years and provided for an annual base salary of $145,000. Mr. Stapleton resigned as the Company's Chief Financial Officer in December 2004.

10.   COMMITMENTS

      In July 2004, the Company entered into a Severance Agreement and Mutual Release of All Claims with Alan Mayo, one of the original founders of The Mayo Group. Pursuant to the agreement, the Company arranged for the private sale of the shares of the Company's common stock which Mr. Mayo received through the Company's acquisition of The Mayo Group on April 1, 2004, including the contingent shares released to him as part of this agreement. In addition, the Company agreed to pay, in incremental amounts, the salary, bonus, and contingent consideration due to Mr. Mayo under an employment agreement with the Company. Such amounts have been accounted for in the accompanying financial statements. The Company has made an accrual of $465,000 for the compensation due to Mr. Mayo under the employment agreement and has included this amount as part of the cost of the acquisition. The acquisition costs included a total cash contingency of $45,000 and a note payable in the amount of $315,000, which was also being held in contingency. Of these contingency amounts, the Company owed Mr. Mayo $277,020, or 76.95%, which amount was equivalent to his percentage ownership of The Mayo Group. In consideration for Mr. Mayo's entering into the Severance Agreement and Mutual Release of All Claims, the Company and Mr. Mayo agreed that the Company would release all contingent amounts (cash, stock and note) due and payable to Mr. Mayo. As a result, the Company agreed and paid Mr. Mayo $138,510 upon execution of the agreement and paid the remaining balance of $138,510 in March 2005.


11.   CONCENTRATIONS

      The Company's two largest customers accounted for approximately 81% and 80% of the Company's revenues for the three and six months ended June 30, 2005, respectively. Accounts receivable for these two customers totaled approximately $1,051,000 as of June 30, 2005.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

      Due to these and other possible uncertainties and risks, readers are cautioned not to place undue reliance on the forward-looking statements contained in this Quarterly Report, which speak only as of the date of this Quarterly Report, or to make predictions about future performance based solely on historical financial performance. We also disclaim any obligation to update forward-looking statements contained in this Report.

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


OVERVIEW

      Our common stock currently trades on the OTC Bulletin Board under the stock symbol AUXO.

      Through March 2004, we developed, marketed and supported web based assessment and reporting tools, and provided consulting services, that enabled companies to manage their Human Capital Management (HCM) needs in real-time. Companies ranging in size from small firms to Fortune 500(C) companies implemented our solutions in order to create a deep insight into their human capital assets.

      In March 2004, we entered into an agreement with Workstream, Inc. ("Workstream") whereby we sold to Workstream the following: (i) accounts receivable; (ii) certain computer equipment; (iii) customer lists; (iv) existing customer contracts; (v) the PeopleView trade name; and (vi) certain technology and product offerings, including ClimateSight(TM), SkillSight(TM), PerformanceSight(TM), ComplianceSight(TM) and HCM TOOLS(TM). Since the completion of this transaction, we have focused our efforts on providing outsourced image management services to healthcare facilities.

      In April 2004, PPVW Acquisition Company, one of our wholly-owned subsidiaries, completed an acquisition of Alan Mayo & Associates, Inc., dba The Mayo Group ("The Mayo Group"). Upon completion of the acquisition, PPVW Acquisition Company changed its name to The Mayo Group and, subsequently, to Auxilio Solutions, Inc. ("ASI"). Our operations from April 1, 2004 include the operations of ASI.

      We provide integration strategies and outsourced services for document image management to healthcare facilities. We help hospitals and health systems reduce their expenses and create manageable, dependable document image management programs by managing their back-office processes. This process is initiated through a detailed proprietary TeqTrak(TM) analysis. TeqTrak(TM) is a financial analysis that is performed at the customer's premises using a combination of proprietary processes and innovative web based technology for data collection and report generation. After a TeqTrak(TM) analysis and upon our engagement, we capitate the cost of the entire document image management process for the customer and place a highly trained resident team on site to manage the process. We are focused solely on the healthcare industry.

      Where appropriate, references to "Auxilio," the "Company," "we," "us" or "our" include Auxilio, Inc. and Auxilio Solutions, Inc.

Application of Critical Accounting Policies

      Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. We evaluate these estimates on an on-going basis, including those estimates related to customer programs and incentives, product returns, bad debts, inventories, investments, intangible assets, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for our judgments about the carrying values of assets and liabilities which are not readily apparent from other sources. As a result, actual results may differ from these estimates under different assumptions or conditions.

         We consider the following accounting policies to be most important to the portrayal of our financial condition and those that require the most subjective judgment:
      o     revenue recognition
      o     accounts receivable valuation and related reserves
      o     valuation of fixed assets
      o     accounting for income taxes
      o     impairment of intangible assets

         Revenues from equipment sales transactions are earned upon equipment being delivered and accepted by the customer. For equipment that is to be placed at the customers location at a future date revenue is deferred until that equipment is placed. Service and supply revenue is earned monthly during the term of the contract, as services and supplies are provided. Overages as defined in the cost per copy contracts are billed to customers monthly and are earned during the period when the number of images in any period exceeds the number allowed for in the contract.

         The Company enters into arrangements that include multiple deliverables, which typically consist of the sale of equipment reserve for replacement of future equipment and a support services contract. Pursuant to EITF 00-21, the Company accounts for each element within an arrangement with multiple deliverables as separate units of accounting. Revenue is allocated to each unit of accounting using the residual method, which allocates revenue to each unit of accounting based on the fair value of the undelivered items.

You should refer to our Annual Report on Form 10-KSB filed on April 19, 2005 for a discussion of our critical accounting policies.


RESULTS OF OPERATIONS

For the Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004

Net Revenue

      Net revenue decreased $2,567,852 to $2,021,927 for the six months ended June 30, 2005, as compared to the same period in 2004. Revenues for the first quarter of 2004 related to the disposed business and are included in discontinued operations. However, the prior year's revenue was higher due to a large second quarter sale to a major customer totaling approximately $4,300,000. This is partially offset by a current year increase in recurring revenue contracts.

Cost of Revenue

      Cost of revenue consists of document imaging equipment, parts, supplies and salaries and expenses of field services personnel. Cost of revenue was $1,663,640 for the six months ended June 30, 2005, as compared to $2,734,357 for the same period in 2004. Cost of revenue for the first quarter of 2004 related to the disposed business and is included in discontinued operations. However, the prior year's cost of revenue was higher due to a large second quarter sale to a major customer. This is partially offset by the current year cost to maintain an increased number of recurring revenue contracts.

Sales and Marketing

      Sales and marketing expenses include salaries, commissions and expenses of sales and marketing personnel, travel and entertainment, and other selling and marketing costs. Sales and marketing expenses were $908,175 for the six months ended June 30, 2005, as compared to $642,271 for the same period in 2004. Sales and marketing expenses for the first quarter of 2004 related to the disposed business and are included in discontinued operations. While expenses for the second quarter of 2004 included sales commissions paid on a large sale to a major customer, the current year's expense reflects increased sales staff and travel expenses incurred in an intensified effort to procure new business.

General and Administrative

      General and administrative expenses, which include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses, and other administrative costs, increased by $367,729 to $1,010,093 for the six months ended June 30, 2005, as compared to $642,364 for the same period in 2004. Certain general and administrative expenses for the first quarter of 2004 which are related to the disposed business are included in discontinued operations. This, in addition to higher legal and accounting fees, accounts for the bulk of the increase in 2005 and is offset by a current year reduction in salaries and benefits stemming from the change in our business model.

Intangible Asset Amortization

      As a result of our acquisition activity, we have recorded a substantial amount of goodwill, which is the excess of the cost of our acquired business over the fair value of the acquired net assets, and other intangible assets. We examine the carrying value of our other intangible assets as current events and other circumstances warrant a determination of whether there are any impairment losses. If indicators of impairment arise with respect to our other intangible assets and our future cash flows are not expected to be sufficient to recover the assets' carrying amounts, an impairment loss will be charged as an expense in the period identified. To date, we have not identified any event that would indicate an impairment of the value of our goodwill or other intangible assets recorded in our condensed consolidated financial statements. Other intangible assets are amortized over their estimated lives.

      Amortization expense of $186,736 was related to intangible assets acquired through the acquisition of The Mayo Group in April 2004.

Other Income (Expense)

      Interest income is primarily derived from short-term interest-bearing securities and money market accounts. Interest expense for the six months ended June 30, 2005 was $72,555, as compared to $8,433 for the same period in 2004. The increase in interest expense is due to discount charges and periodic interest costs incurred during the first four months of 2005 under the Revolving Loan and Security Agreement between the Company and Michael D. Vanderhoof (the "Revolving Loan"). The Revolving Loan was repaid in April 2005 and the remaining unamortized discount costs were charged to expense. Interest income for the six months ended June 30, 2005 was $13,511, as compared to $2,136 for the same period in 2004, primarily due to an increase in the average balance of invested cash and short-term investments.

      Gain on sale of marketable securities of $362,061 related to the excess of sales price over the cost of investment in Workstream's common stock in 2005. No such activities took place in 2004.

Income from Discontinued Operations

      We sold the assets from our discontinued business to Workstream in the first quarter of 2004. All of the operating results and gains related to the sale were classified as discontinued operations in the accompanying condensed consolidated statements of operations for 2004. No such activities took place in 2005.

For the Three Months Ended June 30, 2005 Compared to the Three Months Ended June 30, 2004

Net Revenue

      Net revenue decreased $3,351,929 to $1,237,850 for the three months ended June 30, 2005, as compared to the same period in 2004. The prior year's revenue was higher due to a large sale to a major customer totaling approximately $4,300,000. This is partially offset by a current year increase in recurring revenue contracts.

Cost of Revenue

      Cost of revenue consists of document imaging equipment, parts, supplies and salaries and expenses of field services personnel. Cost of revenue was $889,466 for the three months ended June 30, 2005, as compared to $2,734,357 for the same period in 2004. Cost of revenue for the second quarter of 2004 was higher due to a large sale to a major customer. This is partially offset by the increase in the current year cost to maintain an increased number of recurring revenue contracts.

Sales and Marketing

      Sales and marketing expenses include salaries, commissions and expenses of sales and marketing personnel, travel and entertainment, and other selling and marketing costs. Sales and marketing expenses were $468,920 for the three months ended June 30, 2005, as compared to $642,271 for the same period in 2004. Sales and marketing expenses for the second quarter of 2004 were higher as a result of sales commissions paid on a large sale to a major customer. This is partially offset by a current year increase in sales staff and travel expenses incurred in an intensified effort to procure new business.

General and Administrative

      General and administrative expenses, which include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses, and other administrative costs, decreased by $66,541 to $525,752 for the three months ended June 30, 2005, as compared to $592,293 for the same period in 2004. The decrease is due to the reduction in salaries and benefits stemming from the change in our business model. This is partially offset by an increase in legal and accounting fees in 2005.

Intangible Asset Amortization

      As a result of our acquisition activity, we have recorded a substantial amount of goodwill, which is the excess of the cost of our acquired business over the fair value of the acquired net assets, and other intangible assets. We examine the carrying value of our other intangible assets as current events and circumstances warrant a determination of whether there are any impairment losses. If indicators of impairment arise with respect to our other intangible assets and our future cash flows are not expected to be sufficient to recover the assets' carrying amounts, an impairment loss will be charged as an expense in the period identified. To date, we have not identified any event that would indicate an impairment of the value of our goodwill or other intangible assets recorded in our condensed consolidated financial statements. Other intangible assets are amortized over their estimated lives.

      Amortization expense of $93,368 was related to intangible assets acquired through the acquisition of The Mayo Group in April 2004.

Other Income (Expense)

      Interest income is primarily derived from short-term interest-bearing securities and money market accounts. Interest expense for the three months ended June 30, 2005 was $51,598, as compared to $6,501 for the same period in 2004. The increase in interest expense is due to discount charges and periodic interest costs from the use of the Revolving Loan. The Revolving Loan was repaid in April 2005, and the remaining unamortized discount costs were charged to expense. Interest income for the three months ended June 30, 2005 was $11,300, as compared to $1,689 for the same period in 2004, primarily due to an increase in the average balance of invested cash and short-term investments.

      Loss on sale of marketable securities of 41,734 related to the excess of the cost over the sales price of 50,000 shares of Workstream's common stock in June 2005. No such activities took place in 2004.

Income from Discontinued Operations

      We sold the assets from our discontinued business to Workstream in the first quarter of 2004. All of the operating results and gains related to the sale were classified as discontinued operations in the accompanying condensed consolidated statements of operations for 2004. No such activities took place in 2005.

LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 2005, our cash and cash equivalents were equal to $2,039,170. Our principal cash requirements are for operating expenses, including equipment, supplies, employee costs, capital expenditures and funding of the operations. Our primary sources of cash were from revenues and a recently completed private placement offering of our common stock.

      During the six months ended June 30, 2005, we used $2,660,697 for operating activities, as compared to we received $1,588,419 for the same period in 2004. The increase in cash use was primarily due to the net loss sustained in 2005, which is largely the result of an intensified effort to develop our business model to procure new business. In 2004, we showed a profit largely as a result of a large sale to a major customer.

      On December 28, 2004, we entered into a Revolving Loan and Security Agreement (the "Revolving Loan") with Mr. Michael D. Vanderhoof, a director of the Company. Under the agreement, (i) we can borrow up to $500,000, (ii) cash is advanced to us by Mr. Vanderhoof upon six (6) business days advance written notice, (iii) interest accrues daily upon any unpaid principal balance at the rate of eight percent (8%) per annum, (iv) accrued interest is payable in full on a monthly basis and (v) the outstanding principal is due and payable in full on December 10, 2005. The Revolving Loan is secured by all of our inventory, accounts receivable, equipment, cash, deposit accounts, securities, intellectual property, chattel paper, general intangibles and instruments, now existing or hereafter arising, and all proceeds thereof. In consideration for entering into the Revolving Loan, Mr. Vanderhoof also received warrants to purchase a number of shares of our common stock equal to 10% of the highest amount outstanding. The exercise price is equal to $2.00 per share. We borrowed $500,000 and issued 50,000 warrants under the Revolving Loan. We paid the Revolving Loan in full on April 27, 2005.

      In February 2005, we commenced a private placement offering of up to 2,500,000 shares of our common stock at a purchase price of $2.00 per share. As of June 30, 2005, we had sold 1,607,250 shares of our common stock, receiving net proceeds of $2,944,969. We completed the offering on July 31, 2005. Our need for such additional financing depends in part on our future performance, which, in turn, is subject to general economic conditions and business and other factors beyond our control. We anticipate that the proceeds from the private placement offering and the funds made available under the Revolving Loan are sufficient to sustain our business operations over the next twelve months.


FACTORS THAT MAY AFFECT FUTURE RESULTS

      This Quarterly Report on Form 10-QSB, including the discussion and analysis of our financial condition and results of operations set forth above, contains certain forward-looking statements. Forward-looking statements set forth estimates of, or our expectations or beliefs regarding, our future financial performance. Those estimates, expectations and beliefs are based on current information and are subject to a number of risks and uncertainties that could cause our actual operating results and financial performance in the future to differ, possibly significantly, from those set forth in the forward-looking statements contained in this Quarterly Report and, for that reason, you should not place undue reliance on those forward-looking statements. Those risks and uncertainties include, although they are not limited to, the following:

WE ARE A NEW COMPANY WITH A LIMITED OPERATING HISTORY.

      Our business was incorporated in March 2000. During March and April of 2004, we entered into two transactions which changed our business operations and revenue model. In March 2004, we sold our survey and assessment software to Workstream. In April 2004, we completed an acquisition of The Mayo Group and, as a result of such acquisition, entered the Image Management industry. This future revenue opportunity is focused on providing outsourced financial and business processes for image management in healthcare. We have limited operating history in this industry on which to base an evaluation of our business and prospects and any investment decision must be considered in light of the risks and uncertainties encountered by companies in the early stages of development. Such risks and uncertainties are frequently more severe for those companies operating in new and rapidly evolving markets.

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

      As a result, our competitors may be able to respond more quickly than us to new or changing opportunities, technologies, standards or customer requirements. For all of the foregoing reasons, we may not be able to compete successfully against our current and future competitors.

THE COMPANY HAS A HISTORY OF LOSSES AND MAY NEED ADDITIONAL FINANCING TO CONTINUE ITS OPERATIONS AND SUCH FINANCING MAY NOT BE AVAILABLE UPON FAVORABLE TERMS, IF AT ALL.

      We experienced a net operating loss of approximately $1,446,900 for the six months ended June 30, 2005 and an accumulated deficit of $10,321,635 as of June 30, 2005. There can be no assurance that we will be able to operate profitably in the future. In the event that we are not successful in implementing our business plan, we will require additional financing in order to succeed. There can be no assurance that additional financing will be available now or in the future on terms that are acceptable to us. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures, all of which could have a material adverse effect on our business, financial condition or operating results.

WE ARE DEPENDENT UPON OUR VENDORS TO CONTINUE SUPPLYING US WITH EQUIPMENT, PARTS, SUPPLIES, AND SERVICES AT COMPARABLE TERMS AND PRICE LEVELS AS OUR BUSINESS GROWS.

      Our access to equipment, parts, supplies, and services depends upon our relationships with, and our ability to purchase these items on competitive terms from, our principal vendors. We do not enter into long-term supply contracts with these vendors and we have no current plans to do so in the future. These vendors are not required to use us to distribute their equipment and are free to change the prices and other terms at which they sell to us. In addition, we compete with the selling efforts of some of these vendors. Significant deterioration in relationships with, or in the financial condition of, these significant vendors could have an adverse impact on our ability to sell and lease equipment as well as our ability to provide effective service and technical support. If one of these vendors terminates or significantly curtails its relationship with us, or if one of these vendors ceases operations, we would be forced to expand our relationships with our existing vendors or seek out new relationships with previously-unused vendors.

WE ARE DEPENDENT UPON OUR LARGEST CUSTOMERS.

      The loss of any key customer could have a material adverse effect upon our financial condition, business, prospects and results of operation. The Company's two largest customers represent approximately 80% of our revenues for the six months ended June 30, 2005. Although we anticipate that these customers will represent less than 24% of revenue for the 2005 fiscal year and less than 16% of revenue for the 2006 fiscal year, the loss of these customers may contribute to our inability to operate as a going concern and may require us to obtain additional equity funding or debt financing (beyond the amounts described above) to continue our operations. We cannot be certain that we will be able to obtain such additional financing on commercially reasonable terms, or at all.

WE ARE DEPENDENT UPON OUR MANAGEMENT TEAM AND THE UNEXPECTED LOSS OF ANY KEY MEMBER OF THIS TEAM MAY PREVENT US FROM IMPLEMENTING OUR BUSINESS PLAN IN A TIMELY MANNER OR AT ALL.

      Our future success depends upon the continued services and performance of our management team and our key employees and their ability to work together effectively. If our management team fails to work together effectively, our business could be harmed. Although we believe that we will be able to retain these key employees, and continue hiring qualified personnel, our inability to do so could materially adversely affect our ability to market, sell, and enhance our services. The loss of key employees or our inability to hire and retain other qualified employees could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

IF WE FAIL TO PROVIDE SERVICES TO OUR CUSTOMERS, OUR REVENUES AND PROFITABILITY MAY BE HARMED.

      Our services are integral to the successful deployment of our solutions. If our services organization does not effectively implement and support our customers, our revenues and operating results may be harmed.

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

WE MUST MANAGE GROWTH TO ACHIEVE PROFITABILITY.

      To be successful, we will need to implement additional management information systems, further develop our operating, administrative, financial and accounting systems and controls and maintain close coordination among our executive, finance, marketing, sales and operations organizations. Any failure to manage growth effectively could materially harm our business.

SHAREHOLDERS WILL EXPERIENCE DILUTION AS A RESULT OF THE COMPANY'S STOCK OPTION PLANS.

      We have granted stock options to our employees and anticipate granting additional stock options to our employees in the future in order to remain competitive with the market demand for such qualified employees. As a result, investors could experience dilution.

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

FUTURE SALES OF RESTRICTED SHARES COULD ADVERSELY AFFECT THE PRICE OF OUR COMMON STOCK AND LIMIT OUR ABILITY TO COMPLETE ADDITIONAL FINANCINGS.

      Although our shares are currently trading on the OTC Bulletin Board, the volume of trading of our common stock and the number of shares in the public float are small. Sales of a substantial number of shares of our common stock into the public market in the future could materially adversely affect the prevailing market price for our common stock. In connection with our acquisition of The Mayo Group, we issued 4,000,070 shares of common stock, all of which will become eligible for resale pursuant to Rule 144 of the Securities Act of 1933, as amended, in the second and third calendar quarters of 2005. Such a large "over-hang" of stock eligible for sale in the public market may have the effect of depressing the price of our common stock and may make it difficult or impossible for us to obtain additional debt or equity financing.

OUR STOCK PRICE HAS FLUCTUATED AND COULD CONTINUE TO FLUCTUATE SIGNIFICANTLY.

      The market price for our common stock has been, and will likely to continue to be, volatile. The following factors may cause significant fluctuations in the market price of our ordinary shares:
      o fluctuations in our quarterly revenues and earnings or those of our competitors;
      o shortfalls in our operating results compared to levels expected by the investment community;
      o     announcements concerning us or our competitors;
      o     announcements of technological innovations;
      o sale of shares or short-selling efforts by traders or other investors;
      o     market conditions in the industry; and
      o     the conditions of the securities markets.

      The factors discussed above may depress or cause volatility of our share price, regardless of our actual operating results.


ITEM 3. CONTROLS AND PROCEDURES.

      (a) Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report on Form 10-QSB, is recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission. Our disclosure controls and procedures also are designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

      During the fourth quarter of fiscal year 2004, we determined that deficiencies existed in our internal controls with respect to the timely reconciliation of income taxes in accordance with SFAS No. 109. The unrecorded transactions and disclosure deficiencies were detected during the audit process for our 2004 fiscal year end, and were appropriately recorded and disclosed in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. The fact that our internal controls did not identify this deficiency prior to that time is considered to represent a material weakness as defined under standards established by the Public Company Accounting Oversight Board.

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

      Our management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) in effect as of June 30, 2005. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2005, our disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them, on a timely basis, by others within these entities.

      (b) With the exception of the changes described above, there were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.


PART II - OTHER INFORMATION
---------------------------


ITEM 1. LEGAL PROCEEDINGS.

      None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

      During the quarter ended June 30, 2005, we sold 522,500 shares of our common stock to accredited investors, at a purchase price of $2.00 per share, in a private placement offering. The shares of our common stock sold through this private placement offering are exempt from registration under Section 5 of the Securities Act of 1933, as amended, and pursuant to Rule 506 promulgated under Regulation D.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

ITEM 5. OTHER INFORMATION.

      None


ITEM 6. EXHIBITS.


--------------------------------------------------------------------------------
No.   Item
--------------------------------------------------------------------------------
31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
--------------------------------------------------------------------------------
31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
--------------------------------------------------------------------------------
32.1 Certification of the CEO and CFO pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
--------------------------------------------------------------------------------

                                   SIGNATURES


      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        AUXILIO, INC.


Date:  September 2, 2005                By: /s/   Joseph Flynn
                                           ------------------------------------
                                                  Joseph Flynn
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)


Date:  September 2, 2005                   /s/    Paul T. Anthony
                                           ------------------------------------
                                                  Paul T. Anthony
                                                  Chief Financial Officer
                                                  (Principal Accounting Officer)