Form 10QSB
period 2005-09-30
AUXILIO INC
filed 2005-11-21
CIK 1011432

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
                       [X] QUARTERLY REPORT UNDER SECTION
                          13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                                THE EXCHANGE ACT

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

                                                           Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined by Section 12b-2 of the Exchange Act)

                                                           Yes |_| No |X|


The number of shares of the issuer's common stock, $0.001 par value, outstanding as of November 11, 2005 was 16,061,412.

Transitional Small Business Disclosure Format:
                                                           Yes |_| No |X|

                                  AUXILIO, INC.
                                   FORM 10-QSB
                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
------------------------------

                                                                                                          Page
                                                                                                          ----
 Item 1.         Financial Statements (Unaudited):

                 Condensed Consolidated Balance Sheet
                   as of September 30, 2005                                                               3

                 Condensed Consolidated Statements of Operations
                   for the Three and Nine Months Ended September 30, 2005 and 2004                        4

                 Condensed Consolidated Statements of Comprehensive Income (Loss)
                   for the Three and Nine Months Ended September 30, 2005 and 2004                        5

                 Condensed Consolidated Statement of Stockholders' Equity
                   for the Nine Months Ended September 30, 2005                                           6

                 Condensed Consolidated Statements of Cash Flows
                   for the Nine Months Ended September 30, 2005 and 2004                                  7

                 Notes to Condensed Consolidated Financial Statements                                     9

 Item 2.         Management's Discussion and Analysis or Plan
                   of Operation.                                                                         13

 Item 3.         Controls and Procedures.                                                                20

PART II - OTHER INFORMATION

 Item 1.         Legal Proceedings.                                                                      21

 Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.                            21

 Item 3.         Defaults Upon Senior Securities.                                                        21

 Item 4.         Submission of Matters to a Vote of Security Holders.                                    21

 Item 5.         Other Information.                                                                      21

 Item 6.         Exhibits.                                                                               21

 Signatures                                                                                              22

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

                         AUXILIO, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

                                     ASSETS

Current assets:
   Cash and cash equivalents                                                   $  1,975,028
   Accounts receivable, net                                                         247,010
   Prepaid and other current assets                                                  88,864
   Inventories                                                                      361,920
   Investment in marketable securities                                               39,000
                                                                               ------------
          Total current assets                                                    2,711,822

Property and equipment, net                                                         185,050
Deposits                                                                             41,355
Intangible assets, net                                                              886,803
Goodwill                                                                          1,547,017
                                                                               ------------
          Total assets                                                            5,372,047
                                                                               ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                                       $    748,189
   Accrued compensation and benefits                                                490,063
   Deferred revenue                                                                 372,944
   Current portion of long-term debt                                                 17,228
   Current portion of capital lease obligations                                      23,788
   Note payable, related party                                                       15,750
                                                                               ------------
          Total current liabilities                                               1,667,962

Commitments and contingencies                                                            --

Stockholders' equity:
   Common stock, par value at $0.001, 33,333,333 shares
     authorized, 16,061,412 shares issued and outstanding                            16,063
   Additional paid-in capital                                                    14,880,425
   Accumulated deficit                                                          (11,198,903)
   Accumulated Comprehensive Income                                                   6,500
                                                                               ------------
          Total stockholders' equity                                              3,704,085
                                                                               ------------
          Total liabilities and stockholders' equity                           $  5,372,047
                                                                               ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         AUXILIO, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                   Three Months                          Nine Months
                                                                Ended September 30,                   Ended September 30,
                                                        --------------------------------        --------------------------------
                                                            2005                2004                2005                2004
                                                        ------------        ------------        ------------        ------------
Revenues                                                $    999,005        $    975,363        $  3,020,932        $  5,565,142

Cost of revenues                                             693,594             178,585           2,357,233           2,912,942
                                                        ------------        ------------        ------------        ------------

Gross profit                                                 305,411             796,778             663,699           2,652,200

Operating expenses:
   Sales and marketing                                       452,110             357,805           1,360,285           1,003,403
   General and administrative expenses                       586,949             353,524           1,597,041             992,561
   Intangible asset amortization                              93,368                  --             280,105                  --
                                                        ------------        ------------        ------------        ------------

Income (loss) from operations                               (827,016)             85,449          (2,573,732)            656,236
                                                        ------------        ------------        ------------        ------------

Other income (expense):
   Interest expense                                           (1,164)               (931)            (73,720)             (9,364)
   Interest income                                            11,865               3,597              25,376               5,732
   Gain (loss) on sale of marketable securities                   --                  --             362,061                  --
   Impairment of marketable securitues                       (52,728)                                (52,728)
   Loss on disposal of fixed assets                           (8,225)                 --              (8,225)                 --
                                                        ------------        ------------        ------------        ------------

          Total other income (expense)                       (50,252)              2,666             252,764              (3,632)
                                                        ------------        ------------        ------------        ------------

Income (loss) before provision for income taxes             (877,268)             88,115          (2,320,968)            652,604

Provision for income taxes                                        --                  --              (3,200)             (2,400)
                                                        ------------        ------------        ------------        ------------

Net income (loss) from continuing operations                (877,268)             88,115          (2,324,168)            650,204

Income (loss) from discontinued operations,
  (including gain (loss) on disposal of ($93,750)
   and $674,942, for the three and nine months
   ended September 30, 2004, respectively) net of
   tax benefit                                                    --             (39,000)                 --             501,895
                                                        ------------        ------------        ------------        ------------

Net income (loss)                                       $   (877,268)       $     49,115        $ (2,324,168)       $  1,152,099
                                                        ============        ============        ============        ============

Net income (loss) per share - basic:
  Income (loss) per share-continuing operations         ($      0.05)       $       0.00        ($      0.15)       $       0.05
  Income (loss) per share-discontinued operations       $       0.00        ($      0.00)       $       0.00        $       0.04
                                                        ------------        ------------        ------------        ------------

Net income (loss) per share - basic                     ($      0.05)       $       0.00        ($      0.15)       $       0.09
                                                        ============        ============        ============        ============

Net income (loss) per share - diluted:
  Income (loss) per share-continuing operations         ($      0.05)       $       0.00        ($      0.15)       $       0.05
  Income (loss) per share-discontinued operations       $       0.00        ($      0.00)       $       0.00        $       0.04
                                                        ------------        ------------        ------------        ------------

Net income (loss) per share - diluted                   ($      0.05)       $       0.00        ($      0.15)       $       0.09
                                                        ============        ============        ============        ============

Number of weighted average shares -
    basic                                                 16,059,010          14,119,669          15,498,157          12,230,113
                                                        ============        ============        ============        ============

    diluted                                               16,059,010          14,388,769          15,498,157          12,499,212
                                                        ============        ============        ============        ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         AUXILIO, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                                        Three Months                        Nine Months
                                                     Ended September 30,                 Ended September 30,
                                               ------------------------------       ------------------------------
                                                  2005               2004              2005               2004
                                               -----------        -----------       -----------        -----------
Net income (loss)                              $  (877,268)       $    49,115       $(2,324,168)       $ 1,152,099

Unrealized gain on marketable securities             6,500             23,103             6,500             91,353
                                               -----------        -----------       -----------        -----------

Comprehensive income (loss)                    $  (870,768)       $    72,218       $(2,317,668)       $ 1,243,452
                                               ===========        ===========       ===========        ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         AUXILIO, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 2005
                                   (UNAUDITED)

                                                                     Additional                                     Total
                                            Common Stock              Paid-in     Accumulated    Comprehensive  Stockholders'
                                       Shares           Amount        Capital       Deficit          Income         Equity
                                   ------------   ------------   ------------   ------------    ------------    ------------
Balance at December 31, 2004         14,438,662   $     14,440   $ 11,836,242   $ (8,874,735)   $    222,210    $  3,198,157
Common stock issued in private
placement, net of offering costs
of $431,618 - unaudited               1,619,750          1,620      2,965,707             --              --       2,967,327
Common stock issued upon
exercise of warrants - unaudited          3,000              3          2,247             --              --           2,250
Relative fair value of warrants
issued related to revolving loan
payable - unaudited                          --             --         58,029             --              --          58,029
Relative fair value of options
issued related to professional
services rendered - unaudited                                          18,200                                         18,200
Reclassification of realized
amount included in net income -
unaudited                                    --             --             --             --        (222,210)       (222,210)
Unrealized gain on marketable
securities - unaudited                                                                                 6,500           6,500
Net loss - unaudited                         --             --             --     (2,324,168)             --      (2,324,168)
                                   ------------   ------------   ------------   ------------    ------------    ------------
Balance at September 30, 2005 -      16,061,412   $     16,063   $ 14,880,425   $(11,198,903)          6,500    $  3,704,085
unaudited                          ============   ============   ============   ============    ============    ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         AUXILIO, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   Nine Months Ended September 30,
                                                                                   ------------------------------
                                                                                      2005               2004
                                                                                   ------------------------------
Cash flows provided by (used for) operating activities:
            Net income (loss)                                                      $(2,324,168)       $ 1,152,099
Adjustments to reconcile net income (loss) to net cash
 provided by (used for) operating activities:
            Depreciation                                                                61,255             27,825
            Bad debt                                                                        --             18,603
            Amortization of intangible assets                                          280,105                 --
            Gain on sale of certain assets                                                  --           (635,941)
            Gain on sale of marketable securities                                     (362,061)                --
            Impairment of marketable securities                                         52,728                 --
            Loss on disposition of property and equipment                                8,225                 --
            Interest expense related to warrants issued                                 58,029              3,137
            Options issued for professional services                                    18,200                 --
Changes in operating assets and liabilities:
            Accounts receivable and other receivables                                   (5,812)          (502,201)
            Inventories                                                                 47,866           (135,161)
            Prepaid and other current assets                                           (12,606)            52,118
            Deposits                                                                    15,040               (250)
            Accounts payable and accrued expenses                                     (449,638)          (438,052)
            Accrued compensation and benefits                                         (165,455)           626,563
            Lease buyout provision                                                     (32,196)           260,733
            Deferred revenue                                                            74,421            127,133
                                                                                   ------------------------------
                        Net cash provided by (used for) operating activities         2,736,067            556,606
                                                                                   ------------------------------
  Cash flows provided by (used for) investing activities:
            Purchases of property and equipment                                        (25,639)          (136,793)
            Purchase of Mayo Group, net of cash acquired                                    --           (550,613)
            Proceeds from sale of certain assets                                            --            250,000
            Net proceeds from sale of marketable securities                            979,311                 --
                                                                                   ------------------------------
                        Net cash provided by (used for) investing activities           953,672           (437,406)
                                                                                   ------------------------------
Cash flows provided by financing activities:
            Proceeds from line of credit                                               500,000                 --
            Repayments on line of credit                                              (500,000)                --
            Payments on capital leases                                                  (3,626)                --
            Payments on notes payable and long-term debt                              (159,618)          (220,766)
            Net proceeds from issuance of common stock                               2,967,327            520,150
            Proceeds from exercise of warrants                                           2,250                 --
                                                                                   ------------------------------
                        Net cash provided by financing activities                    2,806,333            299,384
                                                                                   ------------------------------
Net increase in cash and cash equivalents                                            1,023,938            418,584
Cash and cash equivalents, beginning of period                                         951,090            226,398
                                                                                   ------------------------------
Cash and cash equivalents, end of period                                           $ 1,975,028        $   644,982
                                                                                   ==============================

The accompanying notes are an integral part of these condensed consolidated financial statements

                         AUXILIO, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

                                                                                          Nine Months Ended September 30,
                                                                                          -------------------------------
                                                                                               2005              2004
                                                                                           -----------       -----------
Supplemental disclosure of cash flow information:
     Interest paid                                                                         $    15,691       $    12,376
                                                                                           ===========       ===========

      Income tax paid                                                                      $     3,200       $       800
                                                                                           ===========       ===========

Non-cash investing and financing activities:

     Stock issued for payables                                                                      --       $    30,000
                                                                                           ===========       ===========

     Net assets acquired (liabilities assumed), net of bank overdraft, through
     acquisition of Mayo Group                                                                      --       $  (181,254)
                                                                                           ===========       ===========

     Stock and note payable issued in conjunction with acquisition                                  --       $ 2,015,150
                                                                                           ===========       ===========

     Warrants issued for expenses of private placement                                     $   159,445                --
                                                                                           ===========       ===========

     Relative fair value of warrants issued related to issuance of note payable            $    58,029                --
                                                                                           ===========       ===========

     Relative fair value of options issued related to professional services rendered       $    18,200                --
                                                                                           ===========       ===========

     Property and equipment acquired by capital lease                                      $    19,097                --
                                                                                           ===========       ===========

      The accompanying notes are an integral part of these condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2005 and 2004
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements of Auxilio, Inc. and its subsidiaries ("the Company") have been prepared in accordance with generally accepted accounting principles of the United States of America for interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles have been omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on April 19, 2005.

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

      The accompanying financial statements were prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. The Company reported a net loss of $2,324,168 for the nine months ended September 30, 2005. Although the Company reported net income of $993,726 for the year ended December 31, 2004, it reported a net loss of $3,405,020 for the year ended December 31, 2003 and, at September 30, 2005, has an accumulated deficit of $11,198,903. This raises substantial doubt about the Company's ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      During the period ended September 30, 2005, the Company raised additional working capital through a private placement offering of the Company's common stock, and the Company believes that such working capital will provide it with the ability to continue as a going concern. Through September 30, 2005, the Company has not been able to generate sufficient revenues from its operations to cover its costs and operating expenses. However, the Company anticipates that its revenues will increase through the sale of additional product offerings and the growth of the Company's customer base. The Company believes that the private placement offering, the sale of new product offerings and the growth of its customer base will enable the Company to generate positive operating cash flows and to continue its operations.

      The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. In addition, certain prior year amounts have been reclassified to conform to the current year presentation. The reclassification had no impact on the results of operations or on changes in stockholders' equity.

      Due to the Company's acquisition of Alan Mayo & Associates, Inc., dba The Mayo Group ("The Mayo Group"), on April 1, 2004 and the disposal of the Company's previous product offering to Workstream, Inc. ("Workstream") in March 2004, the financial statements for the nine months ended September 30, 2005 are not comparable, from a business activity viewpoint, to the financial statements for the nine months ended September 30, 2004

2.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

      In June 2005, the EITF reached a consensus on Issue 05-6, "Determining the Amortization Period for Leasehold Improvements," which requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF 05-6 is effective for periods beginning after June 29, 2005. Earlier application is permitted in periods for which financial statements have not been issued. The adoption of this Issue did not have an impact on the Company's financial statements.

3.    OPTIONS AND WARRANTS.

      During the three and nine months ended September 30, 2005, the Company granted 30,000 and 783,917 options, respectively, to its employees and directors to purchase shares of the Company's common stock at an exercise price range of $1.91 to $2.00 per share, which exercise price equals the fair value of such options on the grant date. The options have graded vesting annually over three years, starting March 2006. The Company accounts for the options granted to its employees and directors under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." If the Company accounted for such options under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the Company would recognize an expense totaling $1,023,254 over the next three years. The fair value of the options was determined using the Black-Scholes option-pricing model. The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate range of 3.00% to 3.48%; (ii) estimated volatility of 71.87% to 80.47%; (iii) dividend yield of 0.0%; and (iv) expected life of the options of four years.

      Had the Company accounted for options and warrants under SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have increased/decreased to the pro forma amounts indicated below:

                                                                     Three Months Ended               Nine Months Ended
                                                                        September 30,                    September 30,
                                                               ----------------------------    ------------------------------
                                                                    2005           2004             2005             2004
                                                               -------------    -----------    -------------    -------------
Net income (loss):
   As reported                                                $     (877,268)   $    49,115    $  (2,324,168)   $   1,152,099
   Add: APB 25 Expense                                                    --             --               --               --
   Deduct:  Total stock based employee compensation
   expense determined under SFAS 123 fair value based method         261,767        101,451          750,397          243,124
                                                               -------------    -----------    -------------    -------------
   Net income (loss), as adjusted                              $  (1,139,035)   $   (52,336)   $  (3,074,565)   $     908,975
                                                               =============    ===========    =============    =============

Basic income (loss) per share:
   As reported                                                 $       (0.06)   $     0.00     $       (0.15)   $        0.09
   Pro forma                                                   $       (0.07)   $     0.00     $       (0.20)   $        0.07

Diluted income (loss) per share:
   As reported                                                 $       (0.06)   $     0.00     $       (0.15)   $        0.09
   Pro forma                                                   $       (0.07)   $     0.00     $       (0.20)   $        0.07


      In August 2005, in payment to an individual for professional services rendered, the Company granted 23,250 options to purchase shares of the Company's common stock at an exercise price of $1.91 per share, which exercise price equals the fair value of the stock issued on the grant date.The options have immediate vesting. The fair value of the options of $18,200 was recorded as expense in August 2005. The fair value was determined using the Black-Scholes option-pricing model. The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 3.48%; (ii) estimated volatility of 71.87% (iii) dividend yield of 0.0%; and (iv) expected life of the options of two years.

      During the three and nine months ended September 30, 2005, the Company issued 1,000 and 129,580 warrants, respectively, to purchase shares of the Company's common stock at an exercise price of $2.50 per share. The warrants have a fair value of $1,130 and $159,445, respectively for the three and nine months ended September 30, 2005. The fair value of the warrants was determined using the Black-Scholes option-pricing model, with the following assumptions:
(i) no expected dividends; (ii) a risk free interest rate range of 2.75% to 3.26%; (iii) expected volatility range of 71.85% to 80.47%; and (iv) an expected life of the warrants of five years. The fair value of the warrants was directly related to the private placement offering of the Company's common stock during the three and nine months ended September 30, 2005 and, therefore, was classified as a reduction of additional paid-in capital.

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

4.    NET EARNINGS (LOSS) PER SHARE

      Basic net income (loss) per share is based on the weighted average number of shares of the Company's common stock issued and outstanding during a certain period, and is calculated by dividing net income (loss) by the weighted average number of shares of the Company's common stock issued and outstanding during such period. Common stock equivalents consist of 3,332,282 and 2,299,038 equity instruments at September 30, 2005 and 2004, respectively. None of the 3,332,282 equity instruments outstanding at September 30, 2005 have been included in the computation of diluted EPS for the nine months ended September 30, 2005, due to the net loss for this period, which causes these equity instruments to be anti-dilutive. Of the equity instruments outstanding at September 30, 2004, 500,838 were included in the computation of diluted EPS for the nine months ended September 30, 2004. The other 1,798,200 equity instruments were not included as their exercise price was greater than the average market value of the common shares thus being anti-dilutive.

5.    ACCOUNTS RECEIVABLE

      As of September 30, 2005, the accounts receivable balance includes an unapplied prepayment of $101,010. A summary at September 30, 2005 is as follows:

                           Trade receivable                         $252,509
                           Allowance for doubtful accounts            (5,499)
                                                                    --------
                                                                    $247,010
                                                                    ========

6.    INVESTMENTS IN MARKETABLE SECURITIES

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

                                               Amortized        Unrealized          Unrealized              Fair
                                                  Cost         Holding Gain       Holding Losses            Value
                                            ----------------- ---------------- ---------------------- ------------------
         Available-for-sale                     $32,500            6,500                 -                 $39,000

7.    PRIVATE PLACEMENT

      In February 2005, the Company commenced a private placement offering of up to 2,500,000 shares of its common stock at a purchase price of $2.00 per share. As of September 30, 2005, the Company had sold 1,619,750 shares, receiving net proceeds of $2,967,327. Total costs through September 30, 2005 relating to the private placement offering were $431,618, which amount includes an expense of $159,445 relating to the fair value of the warrants issued to the selling group. The fair value of the warrants was determined using the Black Scholes option-pricing model. The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate range of 2.75% to 3.26%; (ii) estimated volatility range of 71.85% to 80.47% (iii) dividend yield of 0.0%; and
(iv) expected life of the options of five years.

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

      The original agreement called for the Company to receive cash consideration of $300,000, of which $50,000 was subject to certain "hold back" conditions. Additionally, the Company was to receive 350,000 shares of Workstream common stock, of which 50,000 shares were subject to certain "hold back" conditions, and a warrant to purchase an additional 50,000 shares of Workstream common stock at an exercise price of $3.00 per share. Pursuant to an addendum to the original agreement, the Company received final consideration of $250,000 in cash, 246,900 shares of Workstream common stock, and a warrant to purchase an additional 50,000 shares of Workstream common stock at an exercise price of $3.00 per share. The Company sold all of these 246,900 shares , realizing a gain of $326,061 and wrote off the value of the warrants to purchase 50,000 shares, for a loss of $ 52,728 during the nine months period ended September 30, 2005.

9.    EMPLOYMENT AGREEMENTS

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

11.   CONCENTRATIONS

      The Company's two largest customers accounted for approximately 79% of the Company's revenues for both the three and nine months ended September 30, 2005. Accounts receivable for these two customers totaled approximately $142,294 as of September 30, 2005.

12.   SEGMENT REPORTING

The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Since the Company operates in one business segment based on the Company's integration and management strategies, segment disclosure has not been presented

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

      The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-QSB. This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities and Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may," "will" and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements.

No assurances can be given as to the success of these plans. Although the Company has been able to raise additional working capital through private placement offerings of its common stock, the Company may not be able to continue this practice in the future nor may the Company be able to obtain additional working capital through other debt or equity financings. In the event that sufficient capital cannot be obtained, the Company may be forced to significantly reduce operating expenses to a point which would be detrimental to business operations, curtail research and development activities, sell business assets or discontinue some or all of its business operations, or take other actions which could be detrimental to business prospects and result in charges which could be material to its operations and financial position. In the event that any future financing should take the form of the sale of equity securities, the current equity holders may experience dilution of their investments. In addition, the Company may not generate sufficient revenues from its operations to cover its cash operating expenses. As a result, the Company may not be able to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties

      Due to these and other possible uncertainties and risks, readers are cautioned not to place undue reliance on the forward-looking statements contained in this Quarterly Report, which speak only as of the date of this Quarterly Report, or to make predictions about future performance based solely on historical financial performance. We also disclaim any obligation to update forward-looking statements contained in this Report.

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

      We consider the following accounting policies to be most important to the portrayal of our financial condition and those that require the most subjective judgment:

      o     revenue recognition
      o     accounts receivable valuation and related reserves
      o     valuation of fixed assets
      o     accounting for income taxes
      o     impairment of intangible assets
      o     deferred revenue

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

RESULTS OF OPERATIONS

For the Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004

Net Revenue

      Net revenue decreased $2,544,210 to $3,020,932 for the nine months ended September 30, 2005, as compared to the same period in 2004. Revenues for the first quarter of 2004 related to the disposed business and are included in discontinued operations. However, the prior year's revenue was higher due to a large second quarter sale to a major customer totaling approximately $4,300,000. This is partially offset by a current year increase in recurring revenue contracts.

Cost of Revenue

      Cost of revenue consists of document imaging equipment, parts, supplies and salaries and expenses of field services personnel. Cost of revenue was $2,357,233 for the nine months ended September 30, 2005, as compared to $2,912,942 for the same period in 2004. Cost of revenue for the first quarter of 2004 related to the disposed business and is included in discontinued operations. However, the prior year's cost of revenue was higher due to a large second quarter sale to a major customer. This is partially offset by the current year cost to maintain an increased number of recurring revenue contracts.

Sales and Marketing

      Sales and marketing expenses include salaries, commissions and expenses of sales and marketing personnel, travel and entertainment, and other selling and marketing costs. Sales and marketing expenses were $1,360,285 for the nine months ended September 30, 2005, as compared to $1,003,403 for the same period in 2004. Sales and marketing expenses for the first quarter of 2004 related to the disposed business and are included in discontinued operations. While expenses for the second quarter of 2004 included sales commissions paid on a large sale to a major customer, the current year's expense reflects increased sales staff and travel expenses incurred in an intensified effort to procure new business.

General and Administrative

      General and administrative expenses, which include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses, and other administrative costs, increased by $604,480 to $1,597,041 for the nine months ended September 30, 2005, as compared to $992,561 for the same period in 2004. Certain general and administrative expenses for the first quarter of 2004 which are related to the disposed business are included in discontinued operations. This, in addition to higher legal and accounting fees, increased office space rent, and an increase in administrative staff accounts for the bulk of the increase in 2005. The increase is largely due to the administration of an increased number of recurring revenue contracts.

Intangible Asset Amortization

      As a result of our acquisition activity, we have recorded a substantial amount of goodwill, which is the excess of the cost of our acquired business over the fair value of the acquired net assets, and other intangible assets. The Company evaluates the goodwill for impairment annually. We examine the carrying value of our other intangible assets as current events and other circumstances warrant a determination of whether there are any impairment losses. If indicators of impairment arise with respect to our other intangible assets and our future cash flows are not expected to be sufficient to recover the assets' carrying amounts, an impairment loss will be charged as an expense in the period identified. To date, we have not identified any event that would indicate an impairment of the value of our goodwill or other intangible assets recorded in our condensed consolidated financial statements. Other intangible assets are amortized over their estimated lives.

      Amortization expense of $280,105 for the nine months ended September 30, 2005 was related to intangible assets acquired through the acquisition of The Mayo Group in April 2004.

Other Income (Expense)

      Interest expense for the nine months ended September 30, 2005 was $73,720, as compared to $9,364 for the same period in 2004. The increase in interest expense is due to discount charges and periodic interest costs incurred during the first four months of 2005 under the Revolving Loan and Security Agreement between the Company and Michael D. Vanderhoof (the "Revolving Loan"). The Revolving Loan was repaid in April 2005 and the remaining unamortized discount costs were charged to expense. Interest income is primarily derived from short-term interest-bearing securities and money market accounts. Interest income for the nine months ended September 30, 2005 was $25,376, as compared to $5,732 for the same period in 2004, primarily due to an increase in the average balance of invested cash and short-term investments.

      Gain on sale of marketable securities of $362,061 related to the excess of sales price over the cost of investment in Workstream's common stock in 2005. Impairment of marketable securities of $52,728 is due to a write off of Workstream warrants as a result of a permanent decline in the stock price below the exercise price. No such activities took place in 2004.

      Loss on disposal of fixed assets of $8,225 in 2005 was due to the write off of capitalized software no longer being utilized. No such activities took place in 2004.

Income from Discontinued Operations

      We sold the assets from our discontinued business to Workstream in the first quarter of 2004. All of the operating results and gains related to the sale were classified as discontinued operations in the accompanying condensed consolidated statements of operations for 2004. No such activities took place in 2005.

For the Three Months Ended September 30, 2005 Compared to the Three Months Ended September 30, 2004

Net Revenue

      Net revenue increased $23,642 to $999,005 for the three months ended September 30, 2005, as compared to the same period in 2004. The current year's revenue is marginally higher due to an increase in recurring revenue contracts.

Cost of Revenue

      Cost of revenue consists of document imaging equipment, parts, supplies and salaries and expenses of field services personnel. Cost of revenue was $693,594 for the three months ended September 30, 2005, as compared to $178,585 for the same period in 2004. Cost of revenue for the third quarter of 2004 was lower due to a $339,000 reduction in the lease buyout provision and a $125,000 reduction in other accrued expenses related to a large equipment sale to a major customer in the second quarter. This is partially offset by the increase in the current year cost to maintain an increased number of recurring revenue contracts.

Sales and Marketing

      Sales and marketing expenses include salaries, commissions and expenses of sales and marketing personnel, travel and entertainment, and other selling and marketing costs. Sales and marketing expenses were $452,110 for the three months ended September 30, 2005, as compared to $357,805 for the same period in 2004. Sales and marketing expenses for the third quarter of 2005 are higher as a result of the increase in sales staff and travel expenses incurred in an intensified effort to procure new business.

General and Administrative

      General and administrative expenses, which include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses, and other administrative costs, increased by $233,425 to $586,949 for the three months ended September 30, 2005, as compared to $353,524 for the same period in 2004. The increase is due to higher legal and accounting fees, increased office space rent, and an increase in administrative staff in 2005

Intangible Asset Amortization

      As a result of our acquisition activity, we have recorded a substantial amount of goodwill, which is the excess of the cost of our acquired business over the fair value of the acquired net assets, and other intangible assets. The Company evaluates the goodwill for impairment annually .We examine the carrying value of our other intangible assets as current events and circumstances warrant a determination of whether there are any impairment losses. If indicators of impairment arise with respect to our other intangible assets and our future cash flows are not expected to be sufficient to recover the assets' carrying amounts, an impairment loss will be charged as an expense in the period identified. To date, we have not identified any event that would indicate an impairment of the value of our goodwill or other intangible assets recorded in our condensed consolidated financial statements. Other intangible assets are amortized over their estimated lives.

      Amortization expense of $93,368 for the three months ended September 30, 2005 was related to intangible assets acquired through the acquisition of The Mayo Group in April 2004.

Other Income (Expense)

      Interest expense for the three months ended September 30, 2005 was $1,164, which is comparable to the $931 for the same period in 2004. Interest income is primarily derived from short-term interest-bearing securities and money market accounts. Interest income for the three months ended September 30, 2005 was $11,865, as compared to $3,597 for the same period in 2004, primarily due to an increase in the average balance of invested cash and short-term investments.

      Impairment of marketable securities of $52,728 in the third quarter of 2005 is due to a write off of Workstream warrants as a result of a permanent decline in the stock price below the exercise price. No such activities took place in 2004.

      Loss on disposal of fixed assets of $8,225 in the third quarter of 2005 is due to the write off of capitalized software no longer being utilized. No such activities took place in 2004.

Income from Discontinued Operations

      We sold the assets from our discontinued business to Workstream in the first quarter of 2004. All of the operating results and gains related to the sale were classified as discontinued operations in the accompanying condensed consolidated statements of operations for 2004. No such activities took place in 2005.

LIQUIDITY AND CAPITAL RESOURCES

      At September 30, 2005, our cash and cash equivalents were equal to $1,975,028. Our principal cash requirements are for operating expenses, including equipment, supplies, employee costs, capital expenditures and funding of the operations. Our primary sources of cash were from revenues and a recently completed private placement offering of our common stock.

      During the nine months ended September 30, 2005, we used $2,736,067 for operating activities, as compared to receiving $556,606 for the same period in 2004. The increase in cash use was primarily due to the net loss sustained in 2005, which is largely the result of an intensified effort to develop our business model to procure new business. In 2004, we showed a profit as a result of a large sale to a major customer.

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

      In February 2005, we commenced a private placement offering of up to 2,500,000 shares of our common stock at a purchase price of $2.00 per share. As of July 31, 2005, we had sold 1,619,750 shares of our common stock as part of this offering, receiving net proceeds of $2,967,327. We completed the offering on July 31, 2005. Our need for such additional financing depends in part on our future performance, which, in turn, is subject to general economic conditions and business and other factors beyond our control. We anticipate that the proceeds from the private placement offering and the funds made available under the Revolving Loan are sufficient to sustain our business operations over the next twelve months.

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

WE ARE A NEW COMPANY WITH A LIMITED OPERATING HISTORY.

      Our business was incorporated in March 2000. During March and April of 2004, we entered into two transactions which changed our business operations and revenue model. In March 2004, we sold our survey and assessment software to Workstream. In April 2004, we completed an acquisition of The Mayo Group and, as a result of such acquisition, entered the Image Management industry. This future revenue opportunity is focused on providing outsourced financial and business processes for image management in healthcare. We have limited operating history in this industry on which to base an evaluation of our business and prospects and any investment decision must be considered in light of the risks and uncertainties encountered by companies in the early stages of development. Such risks and uncertainties are frequently more severe for those companies, such as ours, that are operating in new and rapidly evolving markets.

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

      We experienced a net operating loss of approximately $2,324,168 for the nine months ended September 30, 2005 and an accumulated deficit of $11,198,093 as of September 30, 2005. There can be no assurance that we will be able to operate profitably in the future. In the event that we are not successful in implementing our business plan, we will require additional financing in order to succeed. There can be no assurance that additional financing will be available now or in the future on terms that are acceptable to us. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures, all of which could have a material adverse effect on our business, financial condition or operating results. If sufficient capital cannot be obtained, the Company may be forced to significantly reduce operating expenses to a point which would be detrimental to business operations, curtail research and development activities, sell business assets or discontinue some or all of its business operations, or take other actions which could be detrimental to business prospects and result in charges which could be material to its operations and financial position. In the event that any future financing should take the form of the sale of equity securities, the current equity holders may experience dilution of their investments.

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

WE ARE DEPENDENT UPON OUR LARGEST CUSTOMERS.

      The loss of any key customer could have a material adverse effect upon our financial condition, business, prospects and results of operation. The Company's two largest customers represent approximately 79% of our revenues for the nine months ended September 30, 2005. Although we anticipate that these customers will represent less than 45% of revenue for the 2005 fiscal year and less than 18% of revenue for the 2006 fiscal year, the loss of these customers may contribute to our inability to operate as a going concern and may require us to obtain additional equity funding or debt financing (beyond the amounts described above) to continue our operations. We cannot be certain that we will be able to obtain such additional financing on commercially reasonable terms, or at all.

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

ITEM 3.  CONTROLS AND PROCEDURES.

      (a) Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report on Form 10-QSB, is recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission. Our disclosure controls and procedures also are designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.


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

      Our management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) in effect as of September 30, 2005. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2005, our disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them, on a timely basis, by others within these entities.

      (b) With the exception of the changes described above, there were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

      None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

      In February 2005, the Company commenced a private placement offering of up to 2,500,000 shares of its common stock at a purchase price of $2.00 per share. As of September 30, 2005, the Company had sold 1,619,750 shares, receiving net proceeds of $2,967,327. During the quarter ended September 30, 2005, the Company sold 12,500 shares of our common stock as part of the private placement to certain "accredited investors", as such term is defined in Rule 501(a) promulgated under the Securities Act of 1933 (the "Securities Act"), as amended, at a purchase price of $2.00 per share. Total costs through September 30, 2005 relating to the private placement offering were $431,618, which amount includes an expense of $159,445 relating to the fair value of the warrants issued to the selling group. The shares of our common stock sold through this private placement offering are exempt from registration under Section 5, pursuant to
Section 4(2) of the Securities Act, and pursuant to Rule 506 promulgated under Regulation D.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

ITEM 5. OTHER INFORMATION.

      None

ITEM 6. EXHIBITS.

No.        Item
31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

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

                                  AUXILIO, INC.

Date:  November 18, 2005       By:           /s/ Joseph Flynn
                                      -------------------------------------
                                                 Joseph Flynn
                                                 Chief Executive Officer
                                                 (Principal Executive Officer)

Date:  November 18, 2005                     /s/ Paul T. Anthony
                                            -----------------------------------
                                                 Paul T. Anthony
                                                 Chief Financial Officer
                                                 (Principal Accounting Officer)