Form 10KSB/A
period 2004-12-31
AUXILIO INC
filed 2006-03-27
CIK 1011432

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
--------------------------------------------------------------------------------
                                  FORM 10-KSB/A

[X] Annual report under Section 13 or 14(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to________________

                        Commission File Number: 000-27507

                                  AUXILIO, INC.
                 (Name of Small Business Issuer in its Charter)

                  Nevada                                 88-0350448
      (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                 Identification No.)


           27401 Los Altos, Suite 100, Mission Viejo, California 92691
           -----------------------------------------------------------
                    (Address of principal executive offices)

                                 (949) 614-0700
                                 --------------
                           (Issuer's telephone number)

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

      The aggregate market value for the Issuer's voting stock held by non-affiliates of the Issuer based upon the $1.79 per share closing sale price of the Common Stock on March 23, 2006 as reported on the Over-the-Counter Bulletin Board, was approximately $25,374,272 Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      As of March 23, 2006, Registrant had 15,961,410 shares of Common Stock outstanding.

      Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                Explanatory Note

      We are filing this Amendment to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, as filed with the U.S. Securities and Exchange Commission (SEC) on March 30, 2005 in response to a request by the SEC to make certain changes to the disclosure in Item 8A Controls and Procedures.

      Other than the change referred to above, all other information included in the above described Form 10-KSB remains unchanged. This amendment does not reflect events occurring after the filing of such Form 10-KSB and does not modify or update the disclosures therein in any way other than as required to reflect the amendment as described above and set forth below.

Item 8A.      Controls and Procedures

      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

      As of December 31, 2004, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures..

      Our independent registered public accounting firm, Stonefield Josephson, Inc., advised us in connection with the completion of their audit for the year ended December 31, 2004, that they had identified certain matters involving the operation of our internal controls that they consider to be a material weakness. A "material weakness" is a reportable condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by errors in amounts that would be material in relation to the consolidated financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions.

      The deficiency in our internal controls, as noted above, related to the timely reconciliation of income taxes required by SFAS No. 109. The unrecorded transactions and disclosure deficiency was detected in the audit process and has been appropriately recorded and disclosed in this Form 10-KSB.

      The matter identified by Stonefield Josephson, Inc. has been reviewed with management and with the Audit Committee. Management believes that the material weakness identified by Stonefield Josephson, Inc. was attributable in significant part to the purchase of The Mayo Group resulting in positive income requiring a tax provision calculation and our lack of internal accounting and finance personnel that possess technical expertise required to calculate a complex tax provision.

      We have implemented the following changes that have a material affect on our internal controls and procedures as they relate to financial reporting to respond to these matters. Our responsive actions include the engagement of a consultant to assist the Company with complex accounting issues including the tax provision, the hiring of a new chief financial officer that has experience in dealing with complex accounting issues and recruiting to increase staffing levels in certain areas of the finance organization.

      Our certifying officers believe that we have implemented sufficient compensating controls to minimize the risks associated with this material weakness identified by our independent auditors.

Based on management's evaluation, and including consideration of the matter identified above, we believe the disclosure controls and procedures are effective.

                                   Signatures

      In accordance with section 13 or 15(d) with the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of March 2006.


                                                   AUXILIO, Inc.

                                                   By: /s/ Joseph Flynn
                                                       -----------------------
                                                   Joseph Flynn
                                                   Chief Executive Officer
                                                   Principal Executive Officer


                                                   By: /s/ Paul T. Anthony
                                                       -----------------------
                                                   Paul T. Anthony
                                                   Chief Financial Officer
                                                   Principal Financial Officer


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


         Signature               Title                                     Date
         ---------               -----                                     ----
/s/ Joseph Flynn                Chief Executive Officer                  March 24, 2006
-------------------------       (Principal Executive Officer
Joseph Flynn                    and Director)

/s/ Paul T. Anthony             Chief Financial Officer                  March 24, 2006
-------------------------       (Principal Financial and
Paul T. Anthony                 Accounting Officer)


/s/ Michael Vanderhoof          Director                                 March 24, 2006
-------------------------
Michael Vanderhoof


/s/ John D. Pace                Director                                 March 24, 2006
-------------------------
John D. Pace


/s/ Robert L. Krakoff           Director                                 March 24, 2006
-------------------------
Robert L. Krakoff