Form 10KSB/A
period 2004-12-31
AUXILIO INC
filed 2006-03-29
CIK 1011432

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
--------------------------------------------------------------------------------
                                  FORM 10-KSB/A
                                (Amendment No. 1)

[X] Annual report under Section 13 or 14(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004.

[_]   Transition report under Section 13 or 15(d) of the Securities Exchange Act
      of 1934 for the transition period from          to

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

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [_]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

      Issuer's revenues for the year ended December 31, 2004 were $7,281,809.

      The aggregate market value for the Issuer's voting stock held by non-affiliates of the Issuer based upon the $1.79 per share closing sale price of the Common Stock on March 23, 2006 as reported on the Over-the-Counter Bulletin Board, was approximately $25,374,272. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      As of March 23, 2006, Registrant had 15,961,410 shares of Common Stock outstanding.

      Transitional Small Business Disclosure Format (check one):
      Yes [_] No [X]


                                Explanatory Note

      We are filing this Amendment to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, as filed with the U.S. Securities and Exchange Commission (SEC) on April 19, 2005 in response to a request by the SEC to make certain changes to the disclosure in Item 8A Controls and Procedures.

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

Item 13.      Exhibits

Exhibits

-------------- ---------------------------------------------------------------------------------------------------------------
No.            Item
-------------- ---------------------------------------------------------------------------------------------------------------
2.1            Agreement and Plan of Reorganization dated as of November 20, 2001, by and between the Company and
               e-Perception, Inc. (incorporated by reference to Exhibit 1.1 to the Registrant's Form 8-K filed on January
               24, 2002).
-------------- ---------------------------------------------------------------------------------------------------------------
2.2            Agreement and Plan of Merger, dated April 1, 2004, by and between Auxilio, Inc., PPVW Acquisition
               Corporation, and Alan Mayo & Associates, Inc. (filed as Exhibit 2.1 to the Registrant's Form 8-K filed on
               April 16, 2004).
-------------- ---------------------------------------------------------------------------------------------------------------
3.1            Certificate of Incorporation
-------------- ---------------------------------------------------------------------------------------------------------------
3.2            Bylaws (incorporated by reference to Exhibit 2 to the Registrant's Form 10-SB filed on October 1, 1999).
-------------- ---------------------------------------------------------------------------------------------------------------
4.1            Subscription Agreement, dated as of January 9, 2002, by and among the Company and each of the stockholders of
               e-Perception, Inc. (incorporated by reference to Exhibit 1.1 to the Registrant's Form 8-K filed on January
               24, 2002).
-------------- ---------------------------------------------------------------------------------------------------------------
10.1           2000 Stock Option Plan
-------------- ---------------------------------------------------------------------------------------------------------------
10.2           2001 Stock Option Plan
-------------- ---------------------------------------------------------------------------------------------------------------
10.3           2003 Stock Option Plan
-------------- ---------------------------------------------------------------------------------------------------------------
10.4           2004 Stock Option Plan
-------------- ---------------------------------------------------------------------------------------------------------------
10.5           Standard Office Lease by and between Arden Realty Limited Partnership and e-Perception Technologies, Inc.
               (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-QSB filed on May 15, 2002).
-------------- ---------------------------------------------------------------------------------------------------------------
10.6           Asset Purchase Agreement between Workstream USA, Inc., Workstream, Inc. and PeopleView, Inc. dated March 8,.
               2004 (incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K filed on April 2, 2004).
-------------- ---------------------------------------------------------------------------------------------------------------
10.7           Addendum dated as of May 27, 2004 to Asset Purchase Agreement dated March 17th, 2004 between Workstream Inc.
               Workstream USA, Inc. and PeopleView, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant's Form
               8-K/A filed on August 3, 2004).
-------------- ---------------------------------------------------------------------------------------------------------------
10.8           Revolving Loan and Security Agreement between Auxilio, Inc. and Michael D. Vanderhoof (filed as Exhibit 10.1 to the Registrant's Form 8-K filed on December 29, 2004).
-------------- ---------------------------------------------------------------------------------------------------------------
10.9           Executive Employment Agreement between Registrant and Etienne Weidemann, President and Chief Operating
               Officer dated April 1, 2004.
-------------- ---------------------------------------------------------------------------------------------------------------
10.10          Executive Employment Agreement between Registrant and Joseph J Flynn, Chief Executive Officer and Chairman of
               the Board of Directors dated April 1, 2004.
-------------- ---------------------------------------------------------------------------------------------------------------
10.11          Executive Employment Agreement between Registrant and James Stapleton, Chief Financial Officer and Corporate
               Secretary dated April 1, 2004.
-------------- ---------------------------------------------------------------------------------------------------------------
10.12          Executive Employment Agreement between Registrant and Paul T. Anthony, Chief Financial Officer and Corporate
               Secretary dated December 10, 2004.
-------------- ---------------------------------------------------------------------------------------------------------------
10.13          Standard Office Lease agreement by and between Auxilio, Inc and McMorgan Institutional Real Estate Fund I,
               LLC. dated October 13, 2004.
-------------- ---------------------------------------------------------------------------------------------------------------
14             Registrants Code of Ethics (incorporated by reference to Exhibit 14.1 to the Registrant's Form 10-KSB filed on April 14, 2004).
-------------- ---------------------------------------------------------------------------------------------------------------
16             Letter regarding change in certifying accountants dated February 14, 2002 (incorporated by reference to
               Exhibit 16 to the Registrant's Form 8-K filed on February 15, 2002).
-------------- ---------------------------------------------------------------------------------------------------------------
21.1           Subsidiaries
-------------- ---------------------------------------------------------------------------------------------------------------
31.1           Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a).
-------------- ---------------------------------------------------------------------------------------------------------------
31.2           Certification  of the Chief Financial  Officer  pursuant to Rule 13a-14(a) and rule 15d-14(a).
-------------- ---------------------------------------------------------------------------------------------------------------
32.1           Certification of the CEO and CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The
               Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1.1 to the Registrant's Form 10-KSB filed on April 19, 2005).
-------------- ---------------------------------------------------------------------------------------------------------------

                                   Signatures

      In accordance with section 13 or 15(d) with the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March 2006.

                                      AUXILIO, Inc.

                                      By: /s/ Joseph Flynn
                                          ----------------
                                      Joseph Flynn
                                      Chief Executive Officer
                                      Principal Executive Officer

                                      By: /s/ Paul T. Anthony
                                          -------------------
                                      Paul T. Anthony
                                      Chief Financial Officer
                                      Principal Financial Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

     Signature                       Title                           Date
     ---------                       -----                           ----


/s/ Joseph Flynn                Chief Executive Officer
----------------                (Principal Executive Officer      March 28, 2006
Joseph Flynn                    and Director)


/s/ Paul T. Anthony             Chief Financial Officer           March 28, 2006
-------------------             (Principal Financial and
Paul T. Anthony                 Accounting Officer)


/s/ Michael Vanderhoof          Director                          March 28, 2006
----------------------
Michael Vanderhoof


/s/ John D. Pace                Director                          March 28, 2006
----------------
John D. Pace


/s/ Robert L. Krakoff           Director                          March 28, 2006
---------------------
Robert L. Krakoff