Form 10KSB
period 2005-12-31
AUXILIO INC
filed 2006-04-17
CIK 1011432

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------
                                   FORM 10-KSB

|X| Annual report under Section 13 or 14(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005.

|_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. |_|

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes |X|  No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

Issuer's revenues for the year ended December 31, 2005 were $4,290,962.

The aggregate market value for the Issuer's voting stock held by non-affiliates of the Issuer based upon the $1.79 per share closing sale price of the Common Stock on March 24, 2006 as reported on the Over-the-Counter Bulletin Board, was approximately $25,374,272. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 24, 2006, Registrant had 15,964,948 shares of Common Stock outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                  AUXILIO, INC.
                            FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS


                                                                            Page
                                     PART I

Item 1    Description of Business..............................................4

Item 2    Description of Properties............................................7

Item 3    Legal Proceedings....................................................7

Item 4    Submission of Matters to a Vote of Security Holders..................7

                                     PART II

Item 5    Market for Common Equity Related Stockholder Matters and
            Small Business Issuer Purchases of Equity Securities...............7

Item 6    Management's Discussion or Analysis and Plan of Operations          10

Item 7    Consolidated Financial Statements...........................F-3 - F-27

Item 8    Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure                                          19

Item 8A   Controls and Procedures                                             20

Item 8B   Other Information                                                   21

                                    PART III

Item 9    Directors, Executive Officers, Promoters and Control Persons:
            Compliance with Section 16(a) of the Exchange Act                 21

Item 10   Executive Compensation                                              21

Item 11   Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters                                   21

Item 12   Certain Relationships and Related Transactions                      22

Item 13   Exhibits                                                            22

Item 14   Principal Accountant Fees and Services..............................23

                                     PART I

Statements contained in this Report that are not historical facts or that discuss our expectations or beliefs regarding our future operations or future financial performance, or financial or other trends in our business, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the 1933 Act) and Section 21E of the Securities Exchange Act of 1934, as amended (the 1934 Act). Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Often, they include the words "believe," "expect," "anticipate," "intend," "plan," "estimate," "project," or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could," or "may." The achievement or realization of the expectations or beliefs set forth in forward-looking statements are subject to a number of risks and uncertainties that could cause our financial condition or operating results in the future to differ significantly from those expected at the current time. Those risks and uncertainties are described in this Item 1 "Business," Item 6 "Management's Discussion and Analysis and Plan of Operation--Factors That May Affect Our Future Results" as well as those discussed in any documents incorporated by reference herein or therein. Due to these uncertainties and risks, readers are cautioned not to place undue reliance on forward-looking statements contained in the Report, which speak only as of the date of this Annual Report. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM  1. DESCRIPTION OF BUSINESS

INTRODUCTION

      Auxilio, Inc. (the Company or Auxilio) was originally incorporated under the laws of the State of Nevada on August 29th, 1995, under the name Corporate Development Centers, Inc. As a result of a series of transactions, which are more fully described in the section entitled "Background" below, the Company, in April 2004, changed its name to Auxilio, Inc. The Company is currently headquartered in Orange County, California, with its principal executive offices located at 27401 Los Altos, Suite 100, Mission Viejo, 92691. The Company is engaged in the business of providing fully outsourced document image management services to the healthcare industry. For more information on the Company and its products and services see the section entitled "Principal Products or Services" below or visit our website at www.auxilioinc.com.

      Where appropriate, references to "Auxilio", the "Company," "we" or "our" include Auxilio, Inc., Auxilio Solutions, Inc. and e-Perception Technologies, Inc.

BACKGROUND

      Auxilio, Inc. was incorporated in the State of Nevada on August 29, 1995. From its incorporation in August 1995 until January 2002, the Company had no significant operations. In January of 2002, the Company's predecessor e-Perception Technologies, Inc. (e-Perception), a Human Resources software concern, completed a tender offer with Corporate Development Centers, Inc.
(CDC). CDC's common stock traded on the OTC Bulletin Board. In connection with the tender offer, the stockholders of e-Perception received one (1) share of CDC for each four (4) shares of e-Perception common stock they owned prior to the tender offer. As a result, e-Perception became a wholly owned subsidiary of CDC. CDC subsequently changed its name to e-Perception, Inc. Approximately eighteen months later e-Perception changed its name to PeopleView, Inc. (PeopleView) and traded under the symbol PPVW.

      For the fiscal year ended December 31, 2003, and including the period from January 1, to March 31, 2004, PeopleView developed, marketed and supported web based assessment and reporting tools and provided consulting services that enabled companies to manage their Human Capital Management (HCM) needs in real-time. Companies ranging in size from 50 person firms to Fortune 500 companies implemented PeopleView solutions in order to have deep insight into their human capital assets.

      In March 2004, PeopleView entered into an asset purchase and sale agreement with Workstream, Inc. (Workstream) whereby the Company sold to Workstream essentially all of its assets, including its software products and related intellectual property, its accounts receivable, certain computer equipment, customer lists, and the PeopleView name, among other things. Pursuant to an addendum to the original agreement, the final consideration the Company received was cash equal to $250,000, 246,900 shares of Workstream common stock, and a warrant to purchase an additional 50,000 shares at an exercise price of $3.00 per share. The business operations of PeopleView were discontinued in March 2004.

      On April, 1, 2004, PeopleView completed the acquisition of Alan Mayo and Associates, Inc. dba The Mayo Group (and referred to herein as TMG). TMG offered outsourced image management services to healthcare facilities throughout California, and this acquisition forms the basis for Auxilio's current operations. Subsequent to the acquisition of TMG, PeopleView changed its name to Auxilio, Inc. and changed TMG's subsidiary name to Auxilio Solutions, Inc. Our stock now trades on the Over-the Counter Bulletin Board under the symbol AUXO.OB.

PRINCIPAL PRODUCTS OR SERVICES

      Auxilio is a services and technology firm that provides fully outsourced document image management services (Image Management) to the healthcare industry. Auxilio provides full-time on-site management teams to perform a customized Image Management program that includes the following services:

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

COMPETITION

      We operate in a highly competitive market. The majority of the competition in the healthcare industry market for Image Management services comes primarily from the large photocopy/multi-functional digital device manufacturers such as Xerox, Canon, Konica Minolta, Ricoh and Sharp. In addition to the manufacturers, the competitive landscape contains large equipment dealer/distributors such as Ikon, Lanier, and Global Imaging Systems as well as a number of regional and local equipment dealers and distributors that exist in the communities which the hospitals serve. Our analysis of the competitive landscape shows a very strong opportunity for fully outsourced Image Management services to the healthcare industry.

      While this competition does present a significant competitive threat, Auxilio believes that it has a strong competitive position in the marketplace due to a number of important reasons:

      o Auxilio is unique in its 100% focus on healthcare. No other vendor/service provider has its entire business dedicated to solving issues inside of healthcare with the expertise and knowledge base unmatched in the market.

      o Auxilio is unique in its approach to providing fully outsourced Image Management programs. Auxilio's program is completely outsourced and hospitals need only pay a single invoice. Auxilio operates the Image Management process as a department in the hospital with full-time staff on-site. The vendors and dealers in the vast majority of instances have multiple small and large customers in a geographic area to whom they are providing services and this causes major delays in service and supplies to the hospitals. In addition, by focusing solely on the hospital campus, Auxilio enjoys much lower turn-around times for service, greater up sell opportunities and a much deeper service relationship with the customer.

      o Auxilio is not restricted to any single equipment vendor. Auxilio is committed to bringing the best hardware and software solutions to our customers. Our approach is to use the best technology to solve the solution in the best manner possible without any prejudice as to equipment.

      o Auxilio maintains a daily connection with the hospital providing a detailed strategy and plan on equipment acquisition saving the hospitals a great deal of time, effort and money in this cumbersome and confusing process.

CUSTOMERS

      Most of the Company's customers are hospitals and Integrated Health Delivery Networks (IDN). The loss of any key customer could have a material adverse effect upon the Company's financial condition, business, prospects and results of operation. The Company's two largest customers represent approximately 74% of the Company's revenues for the year ended December 31, 2005.

INTELLECTUAL PROPERTY

      The Company has not applied for or been granted any patents with respect to its technology, or processes, as related to document and image management, in addition to document and image processing.

GOVERNMENT REGULATION

      We are subject to federal, state and local regulations concerning the environment and occupational safety and health standards. We have not experienced significant difficulty in complying with such regulations and compliance has not had a material effect on our business or our financial results.

RESEARCH AND DEVELOPMENT

      As a result of our acquisition of TMG on April 1, 2004, and our subsequent decision to concentrate our focus on document and image management services, as well as document and image processing, it is no longer required that we make material expenditures on research and development. Prior to our acquisition of TMG, we had a research and development organization that was responsible for product architecture, development of core technology, product testing, quality assurance and ensuring the compatibility of the products with leading hardware platforms, operating systems and database systems for the Company's human resources software, which was sold to Workstream in March 2004. In the first quarter of 2004, we incurred research and development expenses of $46,249. These expenses have been included in discontinued operations in the Company's financial statements for the year ended December 31, 2004.

EMPLOYEES

      As of December 31, 2005, we had forty-nine full-time employees and two part-time employees. Of these employees, thirty-three were engaged in providing services, eleven were engaged in sales and marketing, and seven were engaged in general and administrative. None of our employees are represented by a labor union or a collective bargaining agreement. We have not experienced any work stoppages and consider our relations with our employees to be good.

ITEM  2. DESCRIPTION OF PROPERTIES

      We currently lease approximately 6,672 square feet of office space in one building located in Mission Viejo, California. The lease terminates on February 28, 2010. We lease approximately 12,000 square feet of warehouse space in Los Angeles, California, which serves as storage for equipment and supplies. The lease terminates July 31, 2006.

      The Company expects that the current leased premises will be satisfactory until the future growth of its business operations necessitates an increase in office space. There is an ample supply of office space in the Orange County, California area and we do not anticipate any problem in securing additional space if, and when, necessary.

ITEM  3. LEGAL PROCEEDINGS

      From time to time, we may become involved in litigation relating to claims arising from our ordinary course of business. We are aware of no claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on us.

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the Company's security holders during the fourth quarter of its fiscal year ended December 31, 2005.

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

      The following table sets forth for each quarter during fiscal years 2005 and 2004 the high and low bid quotations for the Common Stock as reported by NASDAQ.

 QUARTER                                                           LOW     HIGH
 -------                                                           -----   -----
January 1, 2004--March 31, 2004                                    $0.75   $2.70
April 1, 2004--June 30, 2004                                       $0.75   $1.20
July 1, 2004--September 30, 2004                                   $0.65   $1.85
October 1, 2004--December 31, 2004                                 $1.50   $3.15
January 1, 2005--March 31, 2005                                    $1.95   $3.10
April 1, 2005--June 30, 2005                                       $1.90   $2.40
July 1, 2005--September 30, 2005                                   $1.65   $2.20
October 1, 2005--December 31, 2005                                 $1.50   $2.25

      On March 24, 2006, the Company had approximately 339 stockholders of record.

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

EQUITY COMPENSATION PLAN INFORMATION

         The following table provides certain information as of December 31, 2005 with respect to the Company's equity compensation plans under which equity securities of the Company are authorized for issuance.

                                                               NUMBER OF SECURITIES                             NUMBER OF
                                                                 TO BE ISSUED UPON      WEIGHTED AVERAGE       SECURITIES
                                                                    EXERCISE OF         EXERCISE PRICE OF       REMAINING
                                                               OUTSTANDING OPTIONS,        OUTSTANDING        AVAILABLE FOR
                                                                     WARRANTS          OPTIONS, WARRANTS    FUTURE ISSUANCES
                            PLAN                                    AND RIGHTS             AND RIGHTS          UNDER PLAN
                            ----                                    ----------             ----------          ----------
Equity compensation plans approved by security holders (1):          2,008,497                $1.48             1,458,170
Equity compensation plans not approved by security holders (2):      1,398,535                $1.25                     -
                                                                     ---------                                  ---------
   Total                                                             3,407,032                                  1,458,170
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

      On November 23, 2005, the Company entered into a Loan and Security Agreement (the Loan) with Cambria Investment Fund, L.P. Michael D. Vanderhoof, a director of the Company, is a principal in Cambria Investment Fund L.P. Under the agreement, the Company can borrow up to $500,000. The Loan is secured by all of the Company's inventory, accounts receivable, equipment, cash, deposit accounts, securities, intellectual property, chattel paper, general intangibles and instruments, now existing or hereafter arising, and all proceeds thereof. In consideration for entering into the Loan, Cambria Investment Fund L.P. also received warrants to purchase up to 250,000 shares of the Company's common stock at the market price upon execution, with 75,000 shares vesting upon the execution of the warrant agreement and 17,500 shares vesting for every multiple of $50,000 borrowed under the Revolving Loan Agreement with the Company. The fair value of the vested warrant to purchase 75,000 shares issued upon execution was $69,557. Such amount was recorded as interest expense. The fair value of the warrants was determined using the Black-Scholes option-pricing model. (See note 8 of the Notes to the Consolidated Financial Statements for the fair value assumptions used.)

      In August 2005, in payment to an individual for professional services rendered, the Company granted 23,250 options to purchase shares of the Company's common stock at an exercise price of $1.91 per share, which exercise price equals the fair value of the stock issued on the grant date. The options have immediate vesting. The fair value of the options of $18,200 was recorded as expense in August 2005. The fair value was determined using the Black-Scholes option-pricing model. (See note 12 of the Notes to the Consolidated Financial Statements for the fair value assumptions used.)

      In February 2005, the Company initiated a private placement of up to 2,500,000 shares of its common stock at a purchase price of $2.00 per share. On July 31, 2005, the Company closed the offering, selling 1,619,750 shares, with net proceeds of $2,967,327. The offering was made in reliance on Rule 506 of Regulation D under the Securities Act of 1933.

      In February 2005, a member of the Company's Board of Directors exercised warrants for 3,000 shares of the Company's common stock at an exercise price of $0.75.

      On December 28, 2004, Auxilio entered into a Revolving Loan and Security Agreement with Mr. Michael D. Vanderhoof. Mr. Vanderhoof is a director of the Company. Under the agreement, the Company could borrow up to $500,000 (the Revolving Loan). The Revolving Loan was secured by all of the Company's inventory, accounts receivable, equipment, cash, deposit accounts, securities, intellectual property, chattel paper, general intangibles and instruments, now existing or hereafter arising, and all proceeds thereof. In consideration for the making of the Revolving Loan, Mr. Vanderhoof also received a warrant to purchase 50,000 common shares of the Company in a number equal to 10% of the highest amount outstanding at an exercise price of $2.00 per share. During 2005, the Company borrowed $500,000 and issued 50,000 warrants in connection with the Revolving Loan. The fair value of the warrants was determined using the Black-Scholes option-pricing model. (See note 8 of the Notes to the Consolidated Financial Statements for the fair value assumptions used.) In accordance with APB 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants," the Company has compared the relative fair value of the warrants and the face value of the note and has allocated a value of $58,029 to the warrants. Such amount was recorded as a discount against the carrying value of the note and was amortized to interest expense over the life of the note using the straight-line interest method. In April 2005, the Company paid in full the outstanding principal balance under the Revolving Loan, and the remaining unamortized discount was immediately expensed. The Revolving Loan expired December 10, 2005.

      On December 10, 2004, the Company issued a warrant agreement to Paul T. Anthony, Chief Financial Officer, to purchase 330,000 shares of the Company's common stock at an exercise price of $1.95 per share, which was equal to the fair market value of the Company's common stock on the date of issuance. The warrants do not begin vesting for a minimum of one year, while certain shares only vest pursuant to certain earnings targets being achieved, and accordingly, the intrinsic value measurement will be made when the earnings targets are met.

      During 2004, the Board of Directors approved and issued warrant agreements to purchase 710,000 shares of the Company's common stock to three officers at an exercise price of $0.30 per share, which is equal to the price the Company sold shares in a private placement. The warrants granted are restricted from vesting for a minimum of one year, while certain shares only vest pursuant to certain earning targets being achieved, and accordingly, the intrinsic value measurement will be made when the earnings targets are met.

      On April 1, 2004, the Company completed the acquisition of Alan Mayo and Associates, Inc. (doing business as "The Mayo Group" and referred to herein as TMG). The purchase price for the acquisition of TMG was equal to $255,000 in cash and 1,700,030 shares of the Company's common stock, all payable upon the closing. In addition, upon closing the Company deposited (a) $45,000 and 300,005 shares of common stock in an indemnity escrow account, (b) 2,000,035 shares of common stock in an escrow account as contingency for certain performance goals, and (c) a note payable in the amount of $315,000 due April 15, 2005, which note was also subject to certain contingent performance goals. All contingent amounts from the original agreement have subsequently been paid (both cash and stock). Therefore the foregoing amounts are included in the purchase price as is required under Statement of Financial Accounting Standards No. 141 (SFAS 141). In addition to the above amounts, the Company has included severance payments totaling $465,500. Other acquisition costs totaling $264,174 were incurred during the twelve months ended December 31, 2004 and have been included in the purchase price. All of the Company's operations after April 1, 2004 are the operations of TMG. The Company obtained a formal valuation and determined that of the $3,013,929 excess purchase price of assets acquired and liabilities assumed, $1,500,000 could be allocated to non-compete agreements, customer relationships and backlog. These intangible assets are being amortized on a straight-line basis over 3-5 years.

      In March 2004, the Company initiated a private placement of its common stock at a purchase price of $0.30 per share. On May 15, 2004, the Company closed the offering, selling 1,733,833 shares, with net proceeds of $520,150. The offering was made in reliance on Rule 506 of Regulation D under the Securities Act of 1933.

ITEM  6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

      For the period from January 1, to March 31, 2004, Auxilio developed, marketed and supported web based assessment and reporting tools and provided consulting services that enabled companies to manage their Human Capital Management (HCM) needs in real-time. Companies ranging in size from 50 person firms to Fortune 500 companies implemented our solutions in order to have deep insight into their human capital assets.

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

      In April 2004, one of the Company's subsidiaries, PPVW Acquisition Company, completed an acquisition of Alan Mayo & Associates, dba The Mayo Group (The Mayo Group or TMG). Effective with the acquisition, PPVW Acquisition Company changed its name to The Mayo Group, and subsequently changed the name to Auxilio Solutions, Inc. (ASI). ASI provides outsourced document image management services for healthcare facilities. Operations from April 1, 2004 will include the operations of ASI. An 8-K was filed with the Securities and Exchange Commission (SEC) on April 16, 2004 reporting this transaction. The audited financial statements of The Mayo Group were filed on September 27, 2004.

         ASI provides integration strategies and outsourced services for document image management in healthcare facilities. The Company helps hospitals and health systems reduce expenses and create manageable, dependable document image management programs by managing their back-office processes. The process is initiated through a detailed proprietary Image Management Assessment (IMA). The IMA is a financial analysis that is performed at the customer premises using a combination of proprietary processes and innovative web based technology for data collection and report generation. After the IMA and upon engagement, ASI capitates the cost of the entire document image management process for the customer and places a highly trained resident team on site to manage the process. ASI is focused solely on the healthcare industry.

      As a result of the acquisition of TMG and disposal of the Company's previous product offering to Workstream, the financial statements for the year ended December 31, 2005, are not comparable to the financial statements for the year ended December 31, 2004.

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

      We consider the following accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment:

      o     Revenue recognition
      o     Accounting for income taxes
      o     Impairment of intangible assets

See disclosures in Note 1 of the financial statements for the Company's accounting policies and procedures.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2005 COMPARED TO THE YEAR ENDED DECEMBER 31, 2004

      NET REVENUE

      Revenues consist of equipment sales and ongoing service and supplies. Net revenue decreased $2,990,847 to $4,290,962 for the year ended December 31, 2005, as compared to the same period in 2004. Revenues for the first quarter of 2004 related to the disposed business and are included in discontinued operations. The prior year's revenue was higher due to a large second quarter sale to a major customer totaling approximately $4,300,000, offset by a current year increase in recurring revenue contracts.

      COST OF REVENUE

      Cost of revenue consists of document imaging equipment, parts, supplies and salaries and expenses of field services personnel. Cost of revenue was $3,225,155 for the year ended December 31, 2005, as compared to $4,012,100 for the same period in 2004. Cost of revenue for the first quarter of 2004 related to the disposed business and is included in discontinued operations. The prior year's cost of revenue was higher due to a large second quarter sale to a major customer. This is partially offset by the current year cost to maintain an increased number of recurring revenue contracts.

      SALES AND MARKETING

      Sales and marketing expenses include salaries, commissions and expenses of sales and marketing personnel, travel and entertainment, and other selling and marketing costs. Sales and marketing expenses were $1,783,196 for the year ended December 31, 2005, as compared to $1,423,106 for the same period in 2004. Sales and marketing expenses for the first quarter of 2004 related to the disposed business and are included in discontinued operations. While expenses for the second quarter of 2004 included sales commissions paid on a large sale to a major customer, the current year's expense reflects increased sales staff and travel expenses incurred in an intensified effort to procure new business.

      GENERAL AND ADMINISTRATIVE

      General and administrative expenses, which include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses, and other administrative costs, increased by $1,041,921 to $2,327,497 for the year ended December 31, 2005, as compared to $1,285,576 for the same period in 2004. Certain general and administrative expenses for the first quarter of 2004 which are related to the disposed business are included in discontinued operations. This, in addition to higher legal and accounting fees, increased office space rent, and an increase in administrative staff accounts for the bulk of the increase in 2005. The increase is largely due to the administration of an increased number of recurring revenue contracts.

      INTANGIBLE ASSET AMORTIZATION

      As a result of our acquisition activity, we have recorded a substantial amount of goodwill, which is the excess of the cost of our acquired business over the fair value of the acquired net assets, and other intangible assets. The Company evaluates the goodwill for impairment at least annually. We examine the carrying value of our other intangible assets as current events and other circumstances warrant a determination of whether there are any impairment losses. If indicators of impairment arise with respect to our other intangible assets and our future cash flows are not expected to be sufficient to recover the assets' carrying amounts, an impairment loss will be charged as an expense in the period identified. During the year ended December 31, 2005, we recorded an impairment charge of $109,000 that is described in the paragraph below. Other intangible assets are amortized over their estimated lives.

      Amortization expense of $482,564 for the year ended December 31, 2005, compared to $333,092 in the same period in 2004. Amortization was related to intangible assets acquired through the acquisition of The Mayo Group in April 2004. The increase is due substantially to charging to expense in 2005 the remaining unamortized balance of non-compete agreements which management determined no longer held value.

      OTHER INCOME (EXPENSE)

   Interest expense for the year ended December 31, 2005 was $148,365, as compared to $13,662 for the same period in 2004. The increase in interest expense is due primarily to non-cash discount charges and periodic interest costs incurred under the Revolving Loan and Security Agreement between the Company and Michael D. Vanderhoof and the Loan and Security Agreement with Cambria Investment Fund, L.P.

      Interest income is primarily derived from short-term interest-bearing securities and money market accounts. Interest income for the year ended December 31, 2005 was $35,373, as compared to $6,148 for the same period in 2004, primarily due to an increase in the average balance of invested cash and short-term investments.

      Gain on sale of marketable securities of $293,083 related primarily to the excess of sales price over the cost of investment in Workstream's common stock in 2005 and the disposition of other Workstream derivatives. No such activities took place in 2004.

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

      LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 2005, our cash and cash equivalents were equal to $664,941. Our principal cash requirements are for operating expenses, including equipment, supplies, employee costs, capital expenditures and funding of the operations. Our primary sources of cash were from revenues, a private placement offering of our common stock and a $500,000 revolving loan.

      During the year ended December 31, 2005, we used cash of $4,009,430 for operating activities, as compared to generating cash of $655,167 for the same period in 2004. The increase in cash use was primarily due to the net loss sustained in 2005, which is largely the result of an intensified effort to develop our business model to procure new business. In 2004, we showed a profit as a result of a large sale to a major customer, and the non-recurring sale of a business.

      On December 28, 2004, we entered into a Revolving Loan and Security Agreement (the Revolving Loan) with Mr. Michael D. Vanderhoof, a director of the Company. Under the agreement, (i) we could borrow up to $500,000, (ii) cash was advanced to us by Mr. Vanderhoof upon six (6) business days advance written notice, (iii) interest accrued daily upon any unpaid principal balance at the rate of eight percent (8%) per annum, (iv) accrued interest is payable in full on a monthly basis and (v) the outstanding principal is due and payable in full on December 10, 2005. The Revolving Loan was secured by all of our inventory, accounts receivable, equipment, cash, deposit accounts, securities, intellectual property, chattel paper, general intangibles and instruments, now existing or hereafter arising, and all proceeds thereof. In consideration for entering into the Revolving Loan, Mr. Vanderhoof also received warrants to purchase a number of shares of our common stock equal to 10% of the highest amount outstanding. The exercise price is equal to $2.00 per share. We borrowed $500,000 and issued 50,000 warrants under the Revolving Loan. We paid the Revolving Loan in full on April 27, 2005. The Revolving Loan expired December 10, 2005.

      In February 2005, we commenced a private placement offering of up to 2,500,000 shares of our common stock at a purchase price of $2.00 per share. As of July 31, 2005, we had sold 1,619,750 shares of our common stock as part of this offering, receiving net proceeds of $2,967,327. We completed the offering on July 31, 2005.

      In November 2005, the Company entered into a Loan and Security Agreement (the Loan) with Cambria Investment Fund, L.P. Michael D. Vanderhoof, a director of the Company is a principal in Cambria Investment Fund. Under the agreement, the Company can borrow up to $500,000. Interest accrues daily upon any unpaid principal balance at the rate of twelve percent (12%) per annum and is payable in full on a quarterly basis. The outstanding principal balance is due and payable in full on March 15, 2007. The Loan is secured by substantially all of the Company's assets. In the event that the Company completes any future public or private placement offering which results in net proceeds in excess of $3,000,000, Cambria Investment Fund L.P. may demand repayment of the Loan. As of December 31, 2005, there were no borrowings from this Loan. In March 2006, the Company borrowed $250,000 on this Loan.

      In April 2006, the Company entered into a $3,000,000 Fixed Price Convertible Note (the "Note") agreement with Laurus Master Fund (LMF). The term of the Note is for three years at an interest rate of WSJ prime plus 2.0%. The conversion, repayment, collateral and other terms are detailed in note 18 to the consolidated financial statements.

      With the addition of three new customers in the fourth quarter of 2005, the closing of the Company's largest contract to date in March 2006, the expectation of closing additional customers throughout 2006, along with the April 2006 closing of a $3,000,000 fixed price convertible note agreement with Laurus Master Fund, the Company believes there will be sufficient funds to sustain our business operations over the next twelve months. However, if events or circumstances occur such that we do not meet our operating plan as expected, we may be required to seek additional capital and/or reduce certain discretionary spending, which could have a material adverse effect on our ability to achieve our business objectives. We may seek additional financing, which may include debt and/or equity financing or funding through third party agreements. There can be no assurance that any additional financing will be available on acceptable terms, if at all. Any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants.

      CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

      The Company leases certain of its facilities under non-cancelable operating lease arrangements that expire at various dates through 2010. The following table summarizes future minimum payments for these leases as of December 31, 2005:

                                     TOTAL        2006     2007-2008   2009-2010
                                   ---------   ---------   ---------   ---------
OPERATING LEASES                   $ 738,561   $ 205,468   $ 332,265  $ 200,828


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

      Some of the factors upon which our success will depend include (but are not limited to) the following:

      o     the market's acceptance of our products and services;
      o the emergence of competitors in our target market, and the quality and development of their products and services

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

      The Company experienced a net operating loss of 3,527,450 for the fiscal year ended December 31, 2005, net operating income of approximately $228,000 for the fiscal year ended December 31, 2004, and a net operating loss of approximately $2.9 million for the fiscal year ended December 31, 2003 (before reclassification for discontinued operations). There can be no assurances that the Company will be able to operate profitably in the future. In the event that the Company is not successful in implementing its business plan, the Company will require additional financing in order to succeed. There can be no assurance that additional financing will be available now or in the future on terms that are acceptable to the Company. If adequate funds are not available or are not available on acceptable terms, the Company may be unable to develop or enhance its products and services, take advantage of future opportunities or respond to competitive pressures, all of which could have a material adverse effect on the Company's business, financial condition or operating results.

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

WE ARE DEPENDENT UPON OUR LARGEST CUSTOMERS.

      The loss of any key customer could have a material adverse effect upon the Company's financial condition, business, prospects and results of operation. The Company's two largest customers represent approximately 74% of the Company's revenues for the year ended December 31, 2005. Although the Company anticipates that these customers will represent less than 19% of revenue for 2006 and 10% for 2007, the loss of these customers may contribute to our inability to operate as a going concern and may require us to obtain additional equity funding or debt financing (beyond the amounts described above) to continue our operations. We cannot be certain that we will be able to obtain such additional financing on commercially reasonable terms, or at all.

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

FUTURE SALES OF RESTRICTED SHARES COULD ADVERSELY AFFECT THE PRICE OF OUR COMMON STOCK AND LIMIT OUR ABILITY TO COMPLETE ADDITIONAL FINANCING.

      Although our shares are currently trading on the OTC Bulletin Board, the volume of trading of our common stock and the number of shares in the public float are small. Sales of a substantial number of shares of our common stock into the public market in the future could materially adversely affect the prevailing market price for our common stock. In connection with our acquisition of TMG, we issued approximately 4,000,000 shares of common stock, all of which became eligible for resale pursuant to Rule 144 of the Securities Act in 2005. Such a large "over-hang" of stock eligible for sale in the public market may have the effect of depressing the price of our common stock, and make it difficult or impossible for us to obtain additional debt or equity financing.

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


OUR COMMON STOCK IS LISTED ON THE OTC BULLETIN BOARD, AND AS SUCH, IT MAY BE DIFFICULT TO RESELL YOUR SHARES OF STOCK AT OR ABOVE THE PRICE YOU PAID FOR THEM OR AT ALL.

      Our common stock is currently trading on the OTC Bulletin Board. As such, the average daily trading volume of our common stock may not be significant, and it may be more difficult for you to sell your shares in the future at or above the price you paid for them, if at all. In addition, our securities may become subject to "penny stock" restrictions, including Rule 15g-9 under the Securities Exchange Act of 1934, as amended, which imposes additional sales practice requirements on broker-dealers, such as requirements pertaining to the suitability of the investment for the purchaser and the delivery of specific disclosure materials and monthly statements. The Securities and Exchange Commission has adopted regulations that generally define a "penny stock" to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. The exceptions include exchange-listed equity securities and any equity security issued by an issuer that has:


      o net tangible assets of at least $2,000,000, if the issuer has been in continuous operation for at least three years, or net tangible assets of at least $5,000,000, if the issuer has been in continuous operation for less than three years; or
      o average annual revenue of at least $6,000,000 for the last three years.

      While we are presently not subject to "penny stock" restrictions, there is no guarantee that we will be able to meet any of the exceptions to our securities from being deemed as "penny stock" in the future. If our securities were to become subject to "penny stock" restrictions, broker-dealers may be less willing or able to sell and/or make a market in our common stock. In addition, the liquidity of our securities may be impaired, not only in the number of securities that can be bought and sold, but also through delays in the timing of the transactions, reduction in securities analysts' and the news media's coverage of us, adverse effects on the ability of broker-dealers to sell our securities, and lower prices for our securities than might otherwise be obtained.

ITEM  7. CONSOLIDATED FINANCIAL STATEMENTS

      See the consolidated financial statements attached to and made a part of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On December 19, 2005, we decided to engage a new auditing firm, Haskell & White LLP, as our independent registered public accounting firm to audit our financial statements. Our Board of Directors recommended and approved the change of accountants. Accordingly, Stonefield Josephson, Inc. was dismissed on December 19, 2005. The decision to change accountants was determined by the Board of Directors to be in our best interests at the current time.

      During our two most recent fiscal years, and any subsequent interim periods preceding the change in accountants, there were no disagreements with Stonefield Josephson, Inc. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope procedure, which disagreement(s), if not resolved to Stonefield Josephson, Inc.'s satisfaction, would have caused them to refer to the subject matter of the disagreement(s) in connection with their report; and there were no "reportable events" as defined in Item 304 (a)(1)(iv) of the Securities and Exchange Commission's (the "SEC") Regulation S-B. Stonefield Josephson's report on the Company's financial statements for either of the last two years did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principals. In addition, we identified deficiencies in our internal controls over financial reporting that we considered to be material weaknesses. The material weaknesses in our internal controls relates to the timely reconciliation of income taxes required by SFAS No. 109.

      We have engaged the firm of Haskell & White LLP as of December 19, 2005. During our two most recent fiscal years, and any subsequent interim periods preceding the change in accountants, Haskell & White LLP was not consulted on any matter relating to accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements.

      A Form 8-K was filed with the SEC on December 23, 2005, as amended January 18, 2006, regarding this matter.

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

      As of December 31, 2005, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on their review and evaluation as of the date of this statement, and subject to the inherent limitations all as described above, Auxilio's Chief Executive Officer and Chief Financial Officer have concluded that Auxilio's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective.

      Our independent registered public accounting firm for 2004, Stonefield Josephson, Inc., advised us in connection with the completion of their audit for the year ended December 31, 2004, that they had identified certain matters involving the operation of our internal controls that they consider to be a material weakness. A "material weakness" is a reportable condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by errors in amounts that would be material in relation to the consolidated financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions.

      The deficiency in our internal controls, as noted above, related to the timely reconciliation of income taxes required by SFAS No. 109. The unrecorded transactions and disclosure deficiency was detected in the audit process and has been appropriately recorded and disclosed in our 2004 Form 10-KSB.

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

      We have implemented the following changes that have a materially affect our internal controls and procedures as they relate to financial reporting to respond to these matters. Our responsive actions include the engagement of a consultant to assist the Company with complex accounting issues including the tax provision, the hiring of a new chief financial officer that has experience in dealing with complex accounting issues and recruiting to increase staffing levels in certain areas of the finance organization.

      Our certifying officers believe that we have implemented sufficient new compensating controls to minimize the risks associated with the material weakness identified by our former independent auditors and discussed in the immediately preceding section of this Item 8A.

      Based on management's evaluation, and including consideration of the matter identified above, we believe the disclosure controls and procedures are effective.

ITEM  8B. OTHER INFORMATION

      All requisite reports on Form 8-K were filed in the fourth quarter ended December 31, 2005.

                                    PART III

ITEM  9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      Information with respect to our executive officers and directors will be contained in the Definitive Proxy Statement relating to our 2006 Annual Meeting of Stockholders; said information is incorporated herein by reference.

      The Company has adopted a code of ethics, which applies to all members of management.

ITEM  10. EXECUTIVE COMPENSATION

      A description of the compensation of our executive officers will be contained in the Definitive Proxy Statement relating to our 2006 Annual Meeting of Stockholders; said information is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS

      A description of the security ownership of certain beneficial owners and management will be contained in the Definitive Proxy Statement relating to our 2006 Annual Meeting of Stockholders; said information is incorporated herein by reference.

ITEM  12. CERTAIN RELATIONSHIPS AND TRANSACTIONS

      Description of certain relationships and related transactions with management will be contained in the Definitive Proxy Statement relating to our 2006 Annual Meeting of Stockholders; said information is incorporated herein by reference.

ITEM  13. EXHIBITS

EXHIBITS

NO.   ITEM

2.1 Agreement and Plan of Reorganization dated as of November 20, 2001, by and between the Company and e-Perception, Inc. (incorporated by reference to Exhibit 1.1 to the Registrant's Form 8-K filed on January 24, 2002).
2.2 Agreement and Plan of Merger, dated April 1, 2004, by and between Auxilio, Inc., PPVW Acquisition Corporation, and Alan Mayo & Associates, Inc. (filed as Exhibit 2.1 to the Registrant's Form 8-K filed on April 16,
      2004).
3.1   Certificate of Incorporation
3.2 Bylaws (incorporated by reference to Exhibit 2 to the Registrant's Form 10-SB filed on October 1, 1999).
4.1 Subscription Agreement, dated as of January 9, 2002, by and among the Company and each of the stockholders of e-Perception, Inc. (incorporated by reference to Exhibit 1.1 to the Registrant's Form 8-K filed on January 24, 2002).
10.1  2000 Stock Option Plan
10.2  2001 Stock Option Plan
10.3  2003 Stock Option Plan
10.4  2004 Stock Option Plan
10.5 Standard Office Lease by and between Arden Realty Limited Partnership and e-Perception Technologies, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-QSB filed on May 15, 2002).
10.6 Asset Purchase Agreement between Workstream USA, Inc., Workstream, Inc. and PeopleView, Inc. dated March 8,. 2004 (incorporated by reference to
      Exhibit 2.1 to the Registrant's Form 8-K filed on April 2, 2004).
10.7 Addendum dated as of May 27, 2004 to Asset Purchase Agreement dated March 17th, 2004 between Workstream Inc. Workstream USA, Inc. and PeopleView, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K/A filed on August 3, 2004).
10.8 Revolving Loan and Security Agreement between Auxilio, Inc. and Michael D. Vanderhoof (filed as Exhibit 10.1 to the Registrant's Form 8-K filed on December 29, 2004).
10.9 Executive Employment Agreement between Registrant and Etienne Weidemann, President and Chief Operating Officer dated April 1, 2004.
10.10 Executive Employment Agreement between Registrant and Joseph J Flynn, Chief Executive Officer and Chairman of the Board of Directors dated April 1, 2004.
10.11 Executive Employment Agreement between Registrant and James Stapleton, Chief Financial Officer and Corporate Secretary dated April 1, 2004.
10.12 Executive Employment Agreement between Registrant and Paul T. Anthony, Chief Financial Officer and Corporate Secretary dated December 10, 2004.
10.13 Standard Office Lease agreement by and between Auxilio, Inc and McMorgan Institutional Real Estate Fund I, LLC. dated October 13, 2004.
10.14 Loan and Security Agreement between Auxilio, Inc. and Cambria Investment Fund, L.P. (filed as Exhibit 10.1 to the Registrant's Form 8-K filed on November 28, 2005).
10.15 Executive Employment Agreement between Registrant and Joseph J Flynn, Chief Executive Officer dated March 14, 2006 (filed as Exhibit 10.1 to the Registrant's Form 8-K filed on March 22, 2006).
10.16 Executive Employment Agreement between Registrant and Etienne Weidemann, President and Chief Operating Officer dated March 15, 2006 (filed as
      Exhibit 10.2 to the Registrant's Form 8-K filed on March 22, 2006).

10.17 Executive Employment Agreement between Registrant and Paul T. Anthony, Chief Financial Officer and Corporate Secretary dated March 15, 2006 (filed as Exhibit 10.3 to the Registrant's Form 8-K filed on March 22,
      2006).
14 Registrants Code of Ethics (incorporated by reference to Exhibit 14.1 to the Registrant's Form 10-KSB filed on April 14, 2004).
16.1 Letter regarding change in certifying accountants dated February 14, 2002 (incorporated by reference to Exhibit 16 to the Registrant's Form 8-K filed on February 15, 2002).
16.2 Letter regarding change in certifying accountants dated December 22, 2005 (incorporated by reference to Exhibit 16.1 to the Registrant's Form 8-K/A filed on January 24, 2006).
21.1  Subsidiaries
31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a).
31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a).
32.1 Certification of the CEO and CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

ITEM  14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      A description of the principal accounting fees and services will be contained in the Definitive Proxy Statement relating to our 2006 Annual Meeting of Stockholders; said information is incorporated herein by reference.

SIGNATURES

      In accordance with section 13 or 15(d) with the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of April, 2006.

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

        SIGNATURE              TITLE                        DATE


/s/ Joseph Flynn
----------------------
Joseph Flynn                   Chief Executive Officer      April 12, 2006
                               (Principal Executive
                                Officer and Director)

/s/ Paul T. Anthony
----------------------
Paul T. Anthony                Chief Financial Officer      April 12, 2006
                               (Principal Financial and
                                Accounting Officer)

/s/ Edward Case
----------------------
Edward Case                    Director                     April 12, 2006

/s/ Robert L. Krakoff
----------------------
Robert L. Krakoff              Director                     April 12, 2006

/s/ John D. Pace
----------------------
John D. Pace                   Director                     April 12, 2006

/s/ Max Poll
----------------------
Max Poll                       Director                     April 12, 2006

/s/ Michael Vanderhoof
----------------------
Michael Vanderhoof             Director                     April 12, 2006

                         AUXILIO, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2005 AND 2004

                     WITH REPORTS OF INDEPENDENT REGISTERED

                             PUBLIC ACCOUNTING FIRMS




                                    CONTENTS

                                                                            Page

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS...............F-1, F-2


FINANCIAL STATEMENTS:

  Consolidated Balance Sheet.................................................F-3

  Consolidated Statements of Operations......................................F-4

  Consolidated Statements of Comprehensive (Loss) Income.....................F-5

  Consolidated Statements of Stockholders' Equity............................F-6

  Consolidated Statements of Cash Flows.................................F-7, F-8

  Notes to Consolidated Financial Statements.........................F-9 to F-27



                                       F

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Auxilio, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheet of Auxilio, Inc. and Subsidiaries (the "Company") as of December 31, 2005, and the related consolidated statements of operations, comprehensive (loss), stockholders' equity (deficit), and cash flows for the year ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Auxilio, Inc. and Subsidiaries as of December 31, 2005, and the consolidated results of its operations and its cash flows for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ HASKELL & WHITE LLP

Irvine, California
March 24, 2006, except for Note 18 as to which the date is April 11, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Audit Committee and Board of Directors
Auxilio, Inc. and Subsidiaries
Mission Viejo, California

We have audited the accompanying consolidated statement of operations, comprehensive income, stockholders' equity (deficit), and cash flows for the year ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Auxilio. Inc. and Subsidiaries as of December 31, 2004, and the results of its operations and its cash flows for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.


/s/ Stonefield Josephson, Inc.

CERTIFIED PUBLIC ACCOUNTANTS

Irvine, California
April 5, 2005

                         AUXILIO, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2005

                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                        $    664,941
  Accounts receivable, net                                              488,824
  Prepaid and other current assets                                       91,365
  Supplies                                                              443,577
  Investment in marketable securities                                    16,250
                                                                   ------------
    Total current assets                                              1,704,957

PROPERTY AND EQUIPMENT, net                                             210,862
DEPOSITS                                                                 41,355
INTANGIBLE ASSETS, net                                                  684,344
GOODWILL                                                              1,517,017
                                                                   ------------
    Total assets                                                   $  4,158,535
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                            $    510,604
  Accrued compensation and benefits                                     322,937
  Deferred revenue                                                      298,862
  Current portion of long-term debt                                      16,626
  Current portion of capital lease obligations                           36,646
                                                                   ------------
   Total current liabilities                                          1,185,675


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, par value at $0.001, 33,333,333 shares
    authorized, 15,961,410 shares issued and outstanding                 15,963
  Additional paid-in capital                                         15,190,416
  Accumulated deficit                                               (12,233,519)
                                                                   ------------
    Total stockholders' equity                                        2,972,860
                                                                   ------------
    Total liabilities and stockholders' equity                     $  4,158,535
                                                                   ============

       The accompanying notes are an integral part of these consolidated financial statements.

                         AUXILIO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          YEAR ENDED DECEMBER 31,
                                                       ----------------------------
                                                           2005            2004
                                                       ------------    ------------
NET REVENUES                                           $  4,290,962    $  7,281,809
COST OF REVENUES                                          3,225,155       4,012,100
                                                       ------------    ------------
GROSS PROFIT                                              1,065,807       3,269,709
OPERATING EXPENSES:
  Sales and marketing                                     1,783,196       1,423,106
  General and administrative expenses                     2,327,497       1,285,576
  Intangible asset amortization                             482,564         333,092
                                                       ------------    ------------
  Total operating expenses                                4,593,257       3,041,774
                                                       ------------    ------------
(LOSS) INCOME FROM OPERATIONS                            (3,527,450)        227,935
                                                       ------------    ------------
OTHER INCOME (EXPENSE):
  Interest expense                                         (148,365)        (13,662)
  Interest income                                            35,373           6,148
  Other income                                                   --           3,250
  Gain on sale of marketable securities                     293,083              --
  Loss on disposal of property and equipment                 (8,225)             --
                                                       ------------    ------------
 Total other income (expense)                               171,866          (4,264)
                                                       ------------    ------------

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES          (3,355,584)        223,671

INCOME TAX EXPENSE (BENEFIT)                                  3,200        (282,160)
                                                       ------------    ------------
(LOSS) INCOME FROM CONTINUING OPERATIONS                 (3,358,784)        505,831
INCOME FROM DISCONTINUED OPERATIONS,
  (including gain on disposal of
   $674,942) net of tax expense of $14,000                       --         487,895
                                                       ------------    ------------
NET (LOSS) INCOME                                      $ (3,358,784)   $    993,726
                                                       ============    ============

NET (LOSS) INCOME PER SHARE - BASIC:
  (Loss) income per share - continuing operations      $      (0.21)   $       0.04
  (Loss) income per share - discontinued operations    $         --            0.04
                                                       ------------    ------------

NET (LOSS) INCOME PER SHARE - BASIC                    $      (0.21)   $       0.08
                                                       ============    ============
NET (LOSS) INCOME PER SHARE - DILUTED:
  (Loss) income per share - continuing operations      $      (0.21)   $       0.03
  (Loss) income  per share - discontinued operations   $         --    $       0.04

NET (LOSS) INCOME PER SHARE - DILUTED                  $      (0.21)   $       0.07
                                                       ============    ============

NUMBER OF WEIGHTED AVERAGE SHARES OUTSTANDING -
  BASIC                                                  15,623,690      12,729,311
                                                       ============    ============
  DILUTED                                                15,623,690      14,517,617
                                                       ============    ============


        The accompanying notes are an integral part of these consolidated financial statements.

                         AUXILIO, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

                                                     YEAR ENDED DECEMBER 31,
                                                   --------------------------
                                                       2005          2004
                                                   -----------    -----------
NET (LOSS) INCOME                                  $(3,358,784)   $   993,726


HOLDING GAIN ON MARKETABLE SECURITIES                   70,873        222,210


RECLASSIFICATION ADJUSTMENT, NET OF TAX               (293,083)            --
                                                   -----------    -----------


COMPREHENSIVE (LOSS) INCOME                        $(3,580,994)   $ 1,215,936
                                                   ===========    ===========



        The accompanying notes are an integral part of these consolidated financial statements.

                         AUXILIO, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                                                     OTHER
                                                                   ADDITIONAL                      ACCUMULATED           TOTAL
                                          COMMON STOCK              PAID-IN       ACCUMULATED     COMPREHENSIVE      STOCKHOLDERS'
                                     SHARES          AMOUNT         CAPITAL         DEFICIT           INCOME        EQUITY(DEFICIT)
                                  ------------    ------------    ------------    ------------    --------------    --------------
Balance at January 1, 2004           8,345,766    $     25,037    $  9,833,091    $ (9,868,461)   $          --     $      (10,333)
Shares issued in private
  placement, net of offering
  costs of $0                        1,733,833           1,733         518,417              --               --            520,150

Shares issued for acquisition        4,000,070           4,000       1,196,022              --               --          1,200,022

Shares issued for payables              40,000             120          29,880              --               --             30,000
Reclass of par value due to
  reverse stock split                       --         (16,769)         16,769              --               --                 --
Fair value of warrants issued
  for services                              --              --           3,137              --               --              3,137
Common stock issued upon
  exercise of warrants                 318,993             319         238,926              --               --            239,245
Unrecognized gain on marketable
  securities                                --              --              --              --          222,210            222,210

Net income                                  --              --              --         993,726               --            993,726
                                  ------------    ------------    ------------    ------------    -------------    ---------------
Balance at December 31, 2004        14,438,662          14,440      11,836,242      (8,874,735)         222,210          3,198,157

Common stock issued in private
  placement, net of offering
  costs of $272,173                  1,619,750           1,620       2,965,707              --               --          2,967,327
Common stock issued upon
  exercise of warrants                   3,000               3           2,247              --               --              2,250
Return of shares issued for
  acquisition but unearned            (100,002)           (100)        (29,900)             --               --            (30,000)
Relative fair value of warrants
  issued related to revolving
  loans payable                             --              --         127,587              --               --            127,587
Stock compensation expense for
  options and warrants granted
  to employees and consultants              --              --         288,533              --               --            288,533
Holding gain on marketable
  securities                                --              --              --              --           70,873             70,873
Reclassification of realized
  amount included in net loss               --              --              --              --         (293,083)          (293,083)

Net loss                                    --              --              --      (3,358,784)              --         (3,358,784)
                                  ------------    ------------    ------------    ------------    -------------    ---------------
Balance at December 31, 2005        15,961,410    $     15,963    $ 15,190,416    $(12,233,519)   $          --    $     2,972,860
                                  ============    ============    ============    ============    =============    ===============


        The accompanying notes are an integral part of these consolidated financial statements.

                         AUXILIO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                             ----------------------------
                                                                  2005           2004
                                                             ------------    ------------
CASH FLOWS (USED FOR) PROVIDED BY OPERATING ACTIVITIES:
  Net (loss) income                                          $ (3,358,784)   $    993,726
ADJUSTMENTS TO RECONCILE NET (LOSS) INCOME TO NET CASH
 (USED FOR) PROVIDED BY OPERATING ACTIVITIES:
  Depreciation                                                     84,423          47,264
  Amortization of intangible assets                               482,564         333,092
  Bad debt (recoveries) expense                                    (4,449)         12,755
  Deferred tax benefit                                                 --        (300,000)
  Loss on disposal of property and equipment                        8,225              --
  Gain on sale of certain assets                                       --        (668,441)
  Gain on sale of marketable securities                          (293,083)             --
  Interest expense related to warrants issued                     127,587           3,137
  Options issued for professional services                        288,533              --
CHANGES IN OPERATING ASSETS AND LIABILITIES:
  Accounts receivable                                            (243,177)       (201,852)
  Supplies                                                        (33,791)       (251,272)
  Prepaid and other current assets                                (30,857)         20,346
  Deposits                                                         15,040         (29,040)
  Accounts payable and accrued expenses                          (687,223)        809,186
  Accrued compensation and benefits                              (332,581)       (227,515)
  Lease buy-out provision                                         (32,196)         32,196
  Deferred revenue                                                    339          81,585
                                                             ------------    ------------
    Net cash (used for) provided by operating activities       (4,009,430)        655,167
                                                             ------------    ------------
CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
  Purchases of property and equipment                             (60,042)       (152,358)
  Payment for purchase of Mayo Group, net of cash acquired             --        (550,613)
  Proceeds from sale of certain assets                                 --         250,000
  Net proceeds from sale of marketable securities                 979,311              --
                                                             ------------    ------------
    Net cash provided by (used for) investing activities          919,269        (452,971)
                                                             ------------    ------------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Proceeds from line of credit                                    500,000              --
  Repayments on line of credit                                   (500,000)             --
  Payments on capital leases                                       (5,947)             --
  Payments on notes payable and long-term debt                   (159,618)       (236,899)
  Net proceeds from issuance of common stock                    2,967,327         520,150
  Proceeds from exercise of warrants                                2,250         239,245
                                                             ------------    ------------
    Net cash provided by financing activities                   2,804,012         522,496
                                                             ------------    ------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS             (286,149)        724,692
CASH AND CASH EQUIVALENTS, beginning of year                      951,090         226,398
                                                             ------------    ------------
CASH AND CASH EQUIVALENTS, end of year                       $    664,941    $    951,090
                                                             ============    ============


        The accompanying notes are an integral part of these consolidated financial statements.

                         AUXILIO, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                                      YEAR ENDED DECEMBER 31,
                                                    ---------------------------
                                                        2005           2004
                                                    ------------   ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Interest paid                                     $     20,778   $     12,415
                                                    ============   ============
  Income tax paid                                   $     70,373   $        800
                                                    ============   ============

NON-CASH INVESTING AND FINANCING ACTIVITIES:

  Fair value of warrants issued in private
    placement offering                              $   (159,445)  $         --
                                                    ============   ============

  Return of stock issued in conjunction with
    acquisition but unearned                        $    (30,000)  $         --
                                                    ============   ============

  Net assets acquired (liabilities assumed),
    net of bank overdraft, through acquisition
    of Alan Mayo and Associates, Inc.               $         --   $   (181,254)
                                                    ============   ============

  Stock and note payable issued in conjunction
    with acquisition                                $         --   $  2,015,150
                                                    ============   ============

  Stock issued for payables                         $         --   $     30,000
                                                    ============   ============

  Options and warrants issued for services          $     18,200   $      3,137
                                                    ============   ============

  Deferred tax liability incurred related to
    intangibles from acquisition                    $         --   $   (300,000)
                                                    ============   ============



        The accompanying notes are an integral part of these consolidated financial statements.

                         AUXILIO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BUSINESS ACTIVITY

         The origins of the Company date back to January of 2002, when the Company's predecessor e-Perception Technologies, Inc. (e-Perception), a Human Resources software concern, completed a tender offer with Corporate Development Centers, Inc. (CDC). CDC's common stock traded on the OTC Bulletin Board. In connection with the tender offer, the stockholders of e-Perception received one (1) share of CDC for each four (4) shares of e-Perception common stock they owned prior to the tender offer. As a result, e-Perception became a wholly owned subsidiary of CDC. CDC subsequently changed its name to e-Perception, Inc. Approximately eighteen months later e-Perception changed its name to PeopleView, Inc. (PeopleView) and traded under the symbol PPVW. Subsequent to that name change PeopleView, Inc. changed its name to Auxilio, Inc. (Auxilio). The stock now trades under the symbol AUXO.OB.

         In March 2004, PeopleView entered into an asset purchase and sale agreement with Workstream, Inc. (NASDQ:WSTM) (Workstream) whereby the Company sold to Workstream essentially all of its assets, including its software products and related intellectual property, its accounts receivable, certain computer equipment, customer lists, and the PeopleView name, among other things. Pursuant to an addendum to the original agreement, the final consideration the Company received was cash equal to $250,000, 246,900 shares of Workstream common stock, and a warrant to purchase an additional 50,000 shares at an exercise price of $3.00 per share. The business operations of PeopleView were discontinued as of March 2004.

         On April, 1, 2004, PPVW Acquisition Company (PPVW), a wholly owned subsidiary of PeopleView, completed the acquisition of Alan Mayo and Associates, Inc. dba The Mayo Group (and referred to herein as TMG). TMG offered outsourced Image Management services to healthcare facilities throughout California, and this acquisition forms the basis for Auxilio's current operations. Subsequent to the acquisition of TMG, PeopleView changed its name to Auxilio, Inc. and changed PPVW's name to Auxilio Solutions, Inc.

         BASIS OF PRESENTATION

         The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has reported a net loss of $3,358,784 for the year ended December 31, 2005 and has an accumulated deficit of $12,233,519 as of December 31, 2005. The Company reported net income of $993,726 for the year ended December 31, 2004. The Company has working capital of $519,282 as of December 31, 2005.

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

         As a result of the acquisition of TMG and disposal of the Company's previous product offering to Workstream, the financial statements for the year ended December 31, 2005, are not comparable, from a business activity viewpoint, to the financial statements for the year ended December 31, 2004.

         LIQUIDITY

         The Company has incurred significant operating losses and cash outflows from operations of approximately $3,527,000 and $4,009,000 for the fiscal year ended December 31, 2005, respectively. The Company expects to incur additional losses and negative cash flow from operations in fiscal 2006.

         In November 2005, the Company entered into a Loan and Security Agreement with Cambria Investment Fund, L.P. Under the agreement, the Company can borrow up to $500,000. The Company also added three new customers in the fourth quarter of 2005 and signed its largest customer contract to date in March 2006. There is also the expectation of signing additional customer contracts throughout 2006. As further described in Note 18, the Company entered into a $3,000,000 Fixed Price Convertible Note agreement with Laurus Master Fund (LMF). It is anticipated by Management that these measures will allow the Company to reach positive cash flow by the end of 2006.

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

         REVENUE RECOGNITION

         Revenue is recognized pursuant to applicable accounting standards including Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 101 (SAB 101), "Revenue Recognition in Financial Statements", and SAB 104, "Revenue Recognition." SAB 101 as amended and SAB 104 summarize certain points of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements and provides guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry. The Company's revenue recognition policy complies with the requirements of SAB 101 and SAB 104. Revenues from equipment sales transactions are earned upon equipment being accepted by the customer. For equipment that is to be placed at the customers location at a future date revenue is deferred until that equipment is placed. Monthly service and supply revenue is earned monthly during the term of the contract, as services and supplies are provided monthly. Overages as defined in the contract are billed to customers monthly and are earned when the number of images in any period exceeds the number allowed for in the contract.

         When the Company enters into arrangements that include multiple deliverables, which typically consist of the sale of equipment, reserve for replacement of future equipment and a support services contract. Pursuant to Emerging Issues Task Force EITF 00-21: "Revenue Arrangements with Multiple Deliverables" ("ETIF 00-21"), the Company accounts for each element within an arrangement with multiple deliverables as separate units of accounting. Revenue is allocated to each unit of accounting using the residual method, which allocates revenue to each unit of accounting based on the fair value of the undelivered items, provided that the Company can establish vendor-specific objective evidence of fair value.

         DEFERRED REVENUE

         Deferred revenue is an estimate of revenue expected to be earned in the future under the equipment contracts for additional equipment (printers and faxes) to be placed at the customer's location that has been included in the original contract amount. This additional equipment is identified by the Company at the start of a contract. Deferred revenue also includes proceeds received in excess of the residual value assigned to equipment from multiple deliverable sales, which is amortized over the expected term of the related service contract in accordance with ETIF 00-21.

         CASH AND CASH EQUIVALENTS

         For purposes of the statement of cash flows, cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

         ACCOUNTS RECEIVABLE

         The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $27,009 at December 31, 2005.

         INVESTMENTS IN MARKETABLE SECURITIES

         Investments in marketable securities consist of equity securities classified as "available for sale" under Statements of Financial Accounting Standards No. 115 and reported at fair value. Accordingly, unrealized gains and losses on the equity securities are reflected in the statements of comprehensive income.

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

         INTANGIBLE ASSETS

         Under Statement of Financial Accounting Standard (SFAS) No. 142 (SFAS
         142), "Goodwill and Other Intangible Assets", goodwill and intangible assets with indefinite lives are no longer amortized, but the remaining useful lives are reviewed at least annually for impairment. In order to measure any impairment, the Company evaluates whether there were any events or circumstances that have occurred that may affect the carrying amount of the intangible. This testing includes the determination of the fair value of the reporting unit. If the value of the asset exceeds the fair value of the reporting unit, then the Company would estimate the undiscounted cash flows from continuing to use the asset and compare that amount to the assets carrying amount. If the carrying amount of the asset is greater than the expected future cash flows then an impairment loss would be recognized. The result of this testing indicated that a goodwill impairment charge was not necessary. Separately identified intangibles that are deemed to have definite lives will continue to be amortized over their useful life, with no maximum life.

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

         LEASE BUY-OUT PROVISION

         Lease buy-out provision consists of amounts expected to be paid to third party lessors on equipment currently located at new customer's locations. The Company may buy-out existing lease agreements at a customer's location if it is beneficial to the Company to do so. This liability represents an estimate of the amounts that are to be paid to end the current lease agreements that certain customers have.

         ADVERTISING

         The Company expenses advertising costs when incurred. For the first quarter of 2004, advertising expenses are included in discontinued operations. Advertising expense totaled $4,174 and $3,152, respectively, for the years ended December 31, 2005 and 2004.

         RESEARCH AND DEVELOPMENT

         Pursuant to the Workstream transaction, the Company no longer incurs research and development expenses. For the first quarter of 2004, research and development expenses consisted of personnel expenses and associated overhead and are included in discontinued operations. Research, development, and engineering costs were expensed in the year incurred. These costs were $46,249 for the first quarter of 2004. Auxilio is not involved in research and development activities as the Company has changed it business pursuant to the acquisition of TMG.

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

         COMPREHENSIVE INCOME

         SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The Company had unrecognized gains on marketable securities of $222,210 as of December 31, 2004 and none as of December 31, 2005 (See Note 3).

         STOCK-BASED COMPENSATION

         The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." Under APB 25, the Company does not recognize compensation expense related to options issued under the Company's employee stock options plans, unless the option is granted at a price below fair value on the date of grant.

         For non-employee stock based compensation, the Company recognizes an expense in accordance with Statement of Financial Accounting Standards No. 123 (Accounting for Stock-Based Compensation) (SFAS 123) and values the equity securities based on the fair value of the security on the date of grant. For stock-based awards, the value is based on the market value for the stock on the date of grant and if the stock has restrictions as to transferability, a discount is provided for lack of tradability. Stock option awards are valued using the Black-Scholes option-pricing model.

         Since the Company elected to follow APB 25 for its employee stock options, no compensation expense is recognized in the accompanying financial statements as the exercise price of the Company's employee stock options equals the market price of the Company's common stock on the date of grant. If under SFAS 123 the Company determined compensation costs based on the fair value at the grant date for its stock options, net income (loss) and income (loss) per share would have been as follows:

                                                  2005             2004
                                             -------------    -------------
Net (loss) income:
  As reported                                $  (3,358,784)   $     993,726
  Add: APB 25 Expense                                   --               --
                                             -------------    -------------

  Deduct:  Total stock based employee
    compensation expense determined
    under SFAS 123 fair value based method         669,913          414,203
                                             -------------    -------------
  Pro forma                                  $  (4,028,697)   $     579,523
                                             =============    =============


Basic (loss) income per share:
  As reported                                $       (0.21)   $        0.08
  Pro forma                                  $       (0.26)   $        0.05

Diluted (loss) income per share:
  As reported                                $       (0.21)   $        0.07
  Pro forma                                  $       (0.26)   $        0.04

         The weighted average estimated fair value of stock options granted during 2005 and 2004 was $1.96 and $0.82 per share, respectively. These amounts were determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the expected life of the option. The assumptions used in the Black-Scholes model were as follows for stock options granted in 2005 and 2004:

                                            2005                  2004
                                      ----------------   ------------------
Risk-free interest rate                2.75% to 4.00%      1.25% to 2.67%
Expected volatility of common stock   58.13% to 80.47%   210.13% to 253.54%
Dividend yield                               0%                  0%
Expected life of options                  5 years             1 year

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

         BASIC AND DILUTED LOSS PER SHARE

         In accordance with SFAS No. 128, "Earnings Per Share," the basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per common share is computed similarly to basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were anti-dilutive. At December 31, 2005 and 2004, the Company had approximately 3,407,032 and 2,598,535, respectively, of common stock equivalents, of which 3,407,032 and 107,211 have not been included in the computation of diluted earnings per share as their effect would be anti-dilutive.

         SEGMENT REPORTING

         Based on the Company's integration and management strategies, the Company operated in a single business segment. For the years ended December 31, 2005 and 2004, all revenues have been derived from domestic operations.

         NEW ACCOUNTING PRONOUNCEMENTS

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

         In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment". Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces SFAS Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. The Company will be required to apply Statement 123(R) as of January 1, 2006. The Company has evaluated the impact of the adoption of SFAS 123(R), and believes that stock-based compensation will increase significantly.

         In March 2005, the FASB issued Staff Accounting Bulletin No. 107 (SAB
         107) which provides additional guidance to the new stock option expensing provisions under SFAS 123(R). SAB 107 acknowledges that fair value estimates cannot predict actual future events and as long as the estimates are made in good faith, they will not be subsequently questioned no matter what the actual outcome. Historical volatility should be measured on an unweighted basis over a period equal to or longer than the expected option term or contractual term, depending on the option-pricing model that is used. Implied volatility is based on the market prices of a company's traded options or other financial instruments with option-like features, and is derived by entering the market price of the traded option into a closed-form model and solving for the volatility input. SAB 107 provides additional guidance for companies when estimating an option's expected term. In general, companies are not allowed to consider additional term reduction and the option term cannot be shorter than the vesting period. Companies are permitted to use historical stock option exercise experience to estimate expected term if it represents the best estimate for future exercise patterns. SAB 107 provides that companies should enhance MD&A disclosures related to equity compensation subsequent to adoption of Statement 123(R). SAB 107 provided that companies should provide all disclosures required by Statement 123 (R) in the first 10-Q filed after adoption of the new rules.

         In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" (SFAS 154). SFAS 154 replaces the Accounting Principles Board Opinion No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," to require retrospective application to prior periods' financial statements of changes in accounting principle. The provisions of SFAS 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have a material effect on the Company's financial statements.

         In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. SFAS No. 155 replaces SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133. SFAS No. 155 also establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 shall be effective for all financial instruments acquired or issued after the beginning of an entity's first year that begins after September 2006 (January 1, 2007 for the Company). The Company does not expect SFAS No. 155 to have a material impact on its results of operations and financial position in future periods.

         RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform to the current year presentation.

(2)      ACQUISITION

         On April 1, 2004, PPVW Acquisition Company, a wholly owned subsidiary of the Company, completed an acquisition of Alan Mayo and Associates, Inc., dba The Mayo Group (TMG). TMG provides outsourced document image management services to the healthcare industry. The purchase price was as follows: $255,000 cash and 1,700,030 shares of common stock (post split) upon closing; $45,000 placed in an indemnity escrow account; 300,005 shares of common stock (post split) placed in the indemnity escrow account, 2,000,035 shares of common stock (post split) to be put in an escrow account as contingency based on certain earn-out and a note payable in the amount of $315,000 due April 15, 2005 also subject to certain earnout provisions. The value of the common stock issued was determined based on the price of the Company's common stock in the March 2004 private placement of $0.30 per share (post split). This value is more indicative of the fair market value of the stock due to the stock being thinly traded and the shares being issued in the acquisition have trading restrictions that are similar to those on the shares sold in the private placement. All contingent amounts from the original agreement have subsequently been paid (both cash and stock). Therefore the amounts are included in the purchase price as is required under SFAS 141. In addition to the above amounts, the Company has included severance payments totaling $465,500. Other acquisition costs totaling $264,174 have also been included in the purchase price.

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

         Goodwill was not assigned a life and will be tested at least annually for impairment.

         During the year ended December 31, 2005, 100,002 shares of the Company's common stock was returned to the Company, and as a result, goodwill was reduced by $30,000.

         The following unaudited pro forma financial information presents the consolidated operations of the Company as if the acquisition had occurred as of the beginning of 2004. This information is provided for the illustrative purposes only, and is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated at the beginning of 2004, nor is it necessarily indicative of any future operating results. The weighted average shares outstanding have been calculated to include the shares issued in the acquisition as if the acquisition took place at the beginning of 2004.

                                                                      2004
                                                                  -------------
               Revenues                                           $   7,891,691
                                                                  =============

               Net income (loss) from continuing operations       $     223,558
                                                                  =============

               Income (loss) per share
                 Basic                                            $        0.02
                 Diluted                                          $        0.02

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

(4)      ACCOUNTS RECEIVABLE

         A summary as of December 31, 2005 is as follows:

               Trade                                           $      486,328
               Earned and uninvoiced revenue                           29,505
               Allowance for doubtful accounts                        (27,009)
                                                               --------------
                                                               $      488,824
                                                               ==============
(5)      PROPERTY AND EQUIPMENT

         A summary as of December 31, 2005 is as follows:

               Furniture and fixtures                              $   37,687
               Computers and office equipment                         259,568
               Fleet equipment                                         74,557
               Leasehold improvements                                  25,202
                                                                   ----------
                                                                      397,014
                  Less accumulated depreciation and
                   amortization                                       186,152
                                                                   ==========
                                                                   $  210,862
                                                                   ==========

         Depreciation and amortization expense for property, equipment, and improvements amounted to $84,423 and $47,264 for the years ended December 31, 2005 and 2004, respectively.

(6)      INTANGIBLE ASSETS AND GOODWILL

         SFAS No. 142 requires that amortization of goodwill and indefinite life intangibles be discontinued and replaced with periodic review and analysis for possible impairment. Intangible assets with definite lives must be amortized over their estimated useful lives.

         During 2004, as a result of the acquisition of TMG, intangible assets of $3,047,017 were acquired. This amount was reduced by $30,000 in 2005 for the return of stock issued in conjunction with acquisition that were subsequently determined to be unearned. A third party valuation was obtained to determine how much, if any, of the excess of purchase price over assets acquired and liabilities assumed should be allocated to identifiable intangible assets versus goodwill.

         The following intangible assets with definite lives were identified and are being amortized:

               Customer relationships                              850,000
               Backlog                                             350,000
                                                                 ---------
                                                                 1,200,000
                 Less accumulated amortization                    (515,656)
                                                                ----------
                                                                $  684,344
                                                                ==========

         In 2005, management evaluated the intangible assets and their respective useful lives. It was determined by management that the non-compete agreements no longer held value due, and as a result, the unamortized balance related to the non-compete agreements was accelerated and charged to expense in 2005. The amortization schedule of all other amortizable intangible assets did not change.

         Amortization expense for intangible assets amounted to $482,564 and $333,092 for the years ended December 31, 2005 and 2004, respectively. The estimated aggregate amortization expense for each of the five succeeding years is as follows:


               DECEMBER 31
               -----------
                  2006                                            255,206
                  2007                                            238,165
                  2008                                            190,973

         Accumulated amortization for the year ended December 31, 2005 is as follows:

               Customer relationships                             340,000
               Backlog                                            175,654
                                                                  -------
                 Total                                           $515,654
                                                                 ========

(7)   NOTES PAYABLE

         As part of the acquisition of TMG, the Company entered into note payable agreements with the shareholders of TMG. Two of the notes did not bear interest and were paid in full in 2005. The third agreement bears interest at 8% per annum. This note was paid in full in 2005.

(8)   LINE OF CREDIT

         On December 28, 2004, the Company entered into a Revolving Loan and Security Agreement (the Revolving Loan) with Michael D. Vanderhoof, a director of the Company. Under the agreement, (i) the Company can borrow up to $500,000, (ii) cash is advanced to the Company by Mr. Vanderhoof upon six (6) business days advance written notice, (iii) interest accrues daily upon any unpaid principal balance at the rate of eight percent (8%) per annum, (iv) accrued interest is payable in full on a monthly basis and (v) the outstanding principal balance is due and payable in full on December 10, 2005. The Revolving Loan is secured by all of the Company's inventory, accounts receivable, equipment, cash, deposit accounts, securities, intellectual property, chattel paper, general intangibles and instruments, now existing or hereafter arising, and all proceeds thereof. In consideration for entering into the Revolving Loan, Mr. Vanderhoof also received warrants to purchase 50,000 shares of the Company's common stock equal to 10% of the highest amount outstanding at an exercise price of $2.00 per share. As of March 31, 2005, the Company had borrowed $500,000 under the Revolving Loan. During the three months ended March 31, 2005, the Company issued 50,000 warrants to Mr. Vanderhoof, with a fair value of $65,648. The fair value of the warrants was determined using the Black-Scholes option-pricing model, with the following assumptions: (i) no expected dividends; (ii) a risk free interest rate of 2.75%; (iii) expected volatility of 80.47%; and (iv) an expected life of the warrants of five years. In accordance with APB 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants," the Company has compared the relative fair value of the warrants and the face value of the note and has allocated a value of $58,029. Such amount was recorded as a discount against the carrying value of the note and was amortized to interest expense over the life of the note using the straight-line interest method. In April 2005, the Company paid in full all outstanding principal balance under the Revolving Loan, and all remaining unamortized discount was immediately expensed.

         In November 2005, the Company entered into a Loan and Security Agreement (the Loan) with Cambria Investment Fund, L.P. Michael D. Vanderhoof, a director of the Company is a principal in Cambria Investment Fund. Under the agreement, (i) the Company can borrow up to $500,000, (ii) cash is advanced in $50,000 increments to the Company by Cambria Investment Fund L.P. upon request, (iii) interest accrues daily upon any unpaid principal balance at the rate of twelve percent (12%) per annum, (iv) accrued interest is payable in full on a quarterly basis and (v) the outstanding principal balance is due and payable in full on March 15, 2007. The Loan is secured by all of the Company's inventory, accounts receivable, equipment, cash, deposit accounts, securities, intellectual property, chattel paper, general intangibles and instruments, now existing or hereafter arising, and all proceeds thereof. In the event that the Company completes any future public or private placement offering which results in net proceeds in excess of $3,000,000, Cambria Investment Fund L.P. may demand repayment of the Loan. In consideration for entering into the Loan, Cambria Investment Fund L.P. also receives warrants to purchase up to 250,000 shares of the Company's common stock at the market price upon execution, with 75,000 shares vesting upon the execution of the warrant agreement and 17,500 shares vesting for every multiple of $50,000 borrowed under the Revolving Loan Agreement with the Company. The fair value of the warrant for the 75,000 shares issued in connection with the execution of the warrant agreement was $69,551. The fair value of the warrant was determined using the Black-Scholes option-pricing model, with the following assumptions: (i) no expected dividends; (ii) a risk free interest rate of 3.98%; (iii) expected volatility of 56.93%; and (iv) an expected life of the warrants of five years. Such amount was recorded as interest expense. As of December 31, 2005, there were no borrowings from this loan and Security Agreement.


 (9)  LONG-TERM DEBT

         The Company has an unsecured note payable to a vendor payable in monthly installments of $2,104 including interest. The loan was due June 2004. The outstanding balance was $16,626 and $18,467 at December 31, 2005 and 2004, respectively.

(10)  EQUITY TRANSACTIONS

         In February 2005, the Company commenced a private placement offering of up to 2,500,000 shares of its common stock at a purchase price of $2.00 per share. The Company closed the offering on July 30, 2005, selling 1,619,750 shares, receiving net proceeds of $2,967,327. Total costs relating to the private placement offering were $431,618, which amount includes an expense of $159,445 relating to the fair value of the warrants issued to the selling group. The fair market value of the warrants was determined using the Black Scholes pricing model (See note 11 for the fair value assumptions used).

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

(11)     WARRANTS

         The warrant activities for the years ended December 31, 2004 and 2005 follow:

                                                                WEIGHTED
                                                 NUMBER         AVERAGE
                                               OF SHARES     EXERCISE PRICE
                                            --------------   --------------
Outstanding at January 1, 2004                     510,948   $         1.29
  Granted in 2004                                1,045,000   $         0.82
  Exercised in 2004                               (318,993)  $         0.75
                                            --------------   --------------

Outstanding at December 31, 2004                 1,236,955   $         1.04
                                            ==============   ==============
  Granted in 2005                                  254,580   $         2.28
  Exercised in 2005                                 (3,000)  $         0.75
  Cancelled in 2005                                (90,000)  $         1.30
                                            --------------   --------------
Outstanding at December 31, 2005                 1,398,535   $         1.25
                                            ==============   ==============

Warrants exercisable at December 31, 2004          196,955   $         2.18
                                            ==============   ==============

Warrants exercisable at December 31, 2005          845,202   $         1.44
                                            ==============   ==============

         The following tables summarize information about warrants outstanding and exercisable at December 31, 2005:

                                                     OUTSTANDING                    EXERCISABLE
                                WEIGHTED AVERAGE       WARRANTS                       WARRANTS
   RANGE OF       NUMBER OF       REMAINING IN         WEIGHTED       NUMBER OF       WEIGHTED
   EXERCISE         SHARES      CONTRACTUAL LIFE   AVERAGE EXERCISE    WARRANTS       AVERAGE
    PRICES        OUTSTANDING       IN YEARS             PRICE        EXERCISABLE   EXERCISE PRICE
---------------   -----------   ----------------   ----------------   -----------   --------------
$0.30 to $0.75        689,067               3.20   $           0.33       355,733   $         0.36
$1.20 to $1.95        490,417               3.55   $           1.79       270,417   $         1.66
$2.00 to $2.75        179,580               4.21   $           2.50       179,580   $         2.50
$3.00 to $12.00        39,472               0.91   $           4.90        39,472   $         4.90
---------------   -----------   ----------------   ----------------   -----------   --------------
$0.30 to $12.00     1,398,535               3.39   $           1.25       845,202   $         1.44
===============   ===========   ================   ================   ===========   ==============

         During 2005, the Board of Directors approved and issued 129,580 warrants related to the Private Placement at an exercise price of $2.00 per share, with a fair market value of $159,445. The fair value of the warrants was determined using the Black Scholes option-pricing model. The assumptions used to calculate the fair market value are as follows:
         (i) risk-free interest rate range of 2.75% to 3.26%; (ii) estimated volatility range of 71.85% to 80.47% (iii) dividend yield of 0.0%; and
         (iv) expected life of the options of five years.

         In February 2005, a member of the Company's Board of Directors exercised warrants for 3,000 shares of the Company's common stock at an exercise price of $0.75.

         On December 10, 2004, the Company issued a warrant agreement to Paul T. Anthony, Chief Financial Officer, to purchase 330,000 shares of the Company's common stock at an exercise price of $1.95 per share, which was equal to the fair market value of the Company's common stock on the date of issuance. The warrants do not begin vesting for a minimum of one year, while certain shares only vest pursuant to certain earnings targets being achieved, and accordingly, the intrinsic value measurement will be made when the earnings targets are met.

         During 2004, the Board of Directors approved and issued warrant agreements to purchase 710,000 shares of the Company's common stock to three officers at an exercise price of $0.30 per share, which is equal to the price the Company sold shares in a private placement. The warrants granted are restricted from vesting for a minimum of one year, while certain shares only vest pursuant to certain earning targets being achieved, and accordingly, the intrinsic value measurement will be made when and if the earnings targets are met.

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

(12)  STOCK OPTION PLANS:

         Effective June 15, 2000, the Company adopted the 2000 Stock Option Plan under which all employees may be granted options to purchase shares of the Company's authorized but unissued common stock. The maximum number of shares of the Company's common stock available for issuance under the Plan was 183,333 shares. As of December 31, 2002, the maximum number of shares available for future grants under the Plan was 104,583. Under the Plan, the option exercise price was equal to the fair market value of the Company's common stock at the date of grant. Options expire no later than 10 years from the grant date and generally vest within five years. In 2001, the Company elected to fully vest all outstanding options.

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

         In May 2003, the shareholders approved the PeopleView, Inc. 2003 Stock Option Plan (the 2003 Plan). The 2003 Plan was the successor to the Company's existing 2000 Stock Option Plan and 2001 Stock Option Plan (together, the Predecessor Plans). The 2003 Plan became effective immediately upon stockholder approval at the Annual Meeting on May 15, 2003, and all outstanding options under the Predecessor Plans were incorporated into the 2003 Plan at that time. On May 15, 2003, 567,167 shares had been granted pursuant to the Predecessor Plans, with 66,166 shares available to grant. On May 15, 2003, shareholders approved 833,333 shares for the 2003 plan. Together with the Predecessor Plans, 899,500 shares were available to grant, and 567,167 had been granted. The Predecessor Plans terminated, and no further option grants will be made under the Predecessor Plans. However, all outstanding options under the Predecessor Plans continue to be governed by the terms and conditions of the existing option agreements for those grants except to the extent the Board or Compensation Committee elects to extend one or more features of the 2003 Plan to those options. As of December 31, 2003, the remaining number of shares available for future grants under the 2003 Plan was 751,916 shares. Under the Plan, the option exercise price was equal to the fair market value of the Company's common stock at the date of grant. Options expire no later than 10 years from the grant date and generally vest within five years.

         In May 2004, the shareholders approved the Auxilio, Inc. 2004 Stock Incentive Plan (the 2004 Plan). The 2004 Plan is the successor to the Company's existing 2000 Stock Option Plan, 2001 Stock Option Plan, and the 2003 Stock Option Plan (together, the Predecessor Plans). The 2004 Plan became effective immediately upon stockholder approval at the Annual Meeting on May 12, 2004, and all outstanding options under the Predecessor Plans were incorporated into the 2004 Plan at that time. On May 12, 2004, 714,750 shares had been granted pursuant to the Predecessor Plans, with 751,987 shares available to grant. On May 12, 2004, shareholders approved 2,000,000 shares for the 2004 plan. Together with the Predecessor Plans, 3,466,667 shares were available to grant, and 714,750 had been granted. The Predecessor Plans terminated, and no further option grants will be made under the Predecessor Plans. However, all outstanding options under the Predecessor Plans continue to be governed by the terms and conditions of the existing option agreements for those grants except to the extent the Board or Compensation Committee elects to extend one or more features of the 2004 Plan to those options. As of December 31, 2005, the remaining number of shares available for future grants under the 2004 Plan was 1,458,170 shares. Under the Plan, the option exercise price is equal to the fair market value of the Company's common stock at the date of grant. Options expire no later than 10 years from the grant date and generally vest within five years.

         In August 2005, in payment to an individual for professional services rendered, the Company granted 23,250 options to purchase shares of the Company's common stock at an exercise price of $1.91 per share, which exercise price equals the fair value of the stock issued on the grant date. The options have immediate vesting. The fair value of the options of $18,200 was recorded as expense in August 2005. The fair value was determined using the Black-Scholes option-pricing model. The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 3.48%; (ii) estimated volatility of 71.87%
         (iii) dividend yield of 0.0%; and (iv) expected life of the options of two years.

         Additional information with respect to these Plans' stock option activity is as follows:

                                                 NUMBER       WEIGHED AVERAGE
                                               OF SHARES       EXERCISE PRICE
                                           ---------------    ---------------
Outstanding at January 1, 2004                     714,750    $          1.23
  Granted                                          971,663               0.99
  Cancelled                                       (324,833)              1.38
                                           ---------------    ---------------
Outstanding at December 31, 2004                 1,361,580               1.07
  Granted                                          939,667               1.96
  Cancelled                                       (292,750)              1.23
                                           ---------------    ---------------

Outstanding at December 31, 2005                 2,008,497    $          1.48
                                           ===============    ===============

Options exercisable at December 31, 2004           152,739    $          1.29
                                           ===============    ===============

Options exercisable at December 31, 2005           458,083    $          1.20
                                           ===============    ===============

         The following table summarizes information about stock options outstanding and exercisable at December 31, 2005:

                                                                                    EXERCISABLE
                               WEIGHTED AVERAGE     OUTSTANDING                       OPTIONS
   RANGE OF        NUMBER OF    REMAINING IN      OPTIONS WEIGHTED    NUMBER OF       WEIGHTED
   EXERCISE         SHARES     CONTRACTUAL LIFE   AVERAGE EXERCISE     OPTIONS        AVERAGE
    PRICES       OUTSTANDING      IN YEARS              PRICE        EXERCISABLE   EXERCISE PRICE
--------------   -----------   ----------------   ----------------   -----------   --------------
$0.75 to $0.90       879,496               7.97   $           0.84       336,166   $         0.81
$1.02 to $1.84       319,167               9.11   $           1.70        65,000   $         1.60
$1.90 to $2.00       764,167               9.20   $           1.99        23,250   $         1.91
$3.00 to $6.75        45,667               6.85   $           3.82        33,667   $         3.84
--------------   -----------   ----------------   ----------------   -----------   --------------
$0.75 to $6.75     2,008,497               8.59   $           1.48       458,083   $         1.20
==============   ===========   ================   ================   ===========   ==============

(13)  INCOME TAXES

         For the years ended December 31, 2005 and 2004, the components of income tax expense (benefit) from continuing operations are as follows:

                                                   2005         2004
                                                ---------    ---------
Current provision:
  Federal                                       $      --    $  13,100
  State                                             3,200        5,240
                                                ---------    ---------
                                                    3,200       18,340
                                                ---------    ---------

Deferred benefit:
  Federal                                              --     (234,395)
  State                                                --      (66,105)
                                                ---------    ---------

                                                       --     (300,500)
                                                ---------    ---------
    Income tax expense (benefit)                $   3,200    $(282,160)
                                                =========    =========

         Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which is uncertain. Accordingly, a valuation allowance, in an amount equal to the net deferred tax asset as of December 31, 2005 and 2004 has been established to reflect these uncertainties. As of December 31, 2005 and 2004 the deferred tax asset before valuation allowances is approximately $3,270,000 and $2,446,600, respectively, for federal income tax purposes, and $508,100 and $162,500, respectively for state income tax purposes.

         Total income tax benefit in 2004, including taxes associated with discontinued operations, was $268,160 with $14,000 being allocated to discontinued operations and a tax benefit of $282,160 allocated to the income from continuing operations in 2004.

         Income tax provision amounted to an expense of $3,200 and a benefit of $268,160 for the years ended December 31, 2005 and 2004, respectively (an effective rate of (0.1%) for 2005 and (120%) for 2004). A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

                                                     2005            2004
                                                ------------    ------------
Computed tax at federal statutory rate of 34%   $ (1,140,900)   $    246,700
State taxes, net of federal benefit                    2,000         (38,500)
Non deductible items                                  20,800           8,300
Other                                                (47,700)         61,600
Change in valuation allowance                      1,169,000        (547,500)
                                                ------------    ------------
                                                $      3,200    $   (269,400)
                                                ============    ============

         The 2004 deferred tax benefit arises principally from the revision of the purchase accounting for the acquisition of The Mayo Group related to the allocation of $1,500,000 of the purchase price to intangible assets other than goodwill. In applying the guidance of SFAS 109, the Company established a deferred tax liability of approximately $300,000, related to the revision of the purchase accounting price allocation. The Company anticipates that it will elect consolidated filing for tax purposes, thus allowing for the realization of approximately $300,000 of deferred tax benefit.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                     2005           2004
                                                 -----------    -----------
Deferred tax assets:
  Allowance for doubtful accounts                $    11,600    $     4,500
  Accrued salaries/vacation                           92,800         71,700
  Accrued equipment pool                              44,900        141,700
  State taxes                                          1,100          2,600
  Stock options                                      123,600             --
  Net operating loss carryforwards                 3,985,700      2,634,100
                                                 -----------    -----------
    Total deferred tax assets                      4,259,700      2,854,600
                                                 -----------    -----------

Deferred tax liabilities:
  Depreciation                                        59,500         12,100
  Amortization of intangibles                        293,200        233,400
  Other                                              128,900             --
                                                 -----------    -----------
    Total deferred tax liabilities                   481,600        245,500
                                                 -----------    -----------

Net deferred assets before valuation allowance     3,778,100      2,609,100
  Valuation allowance                             (3,778,100)    (2,609,100)
                                                 -----------    -----------
Net deferred tax assets                          $        --    $        --
                                                 ===========    ===========

         At December 31, 2005, the Company has available unused net operating loss carryforwards of approximately $10,200,000 for federal and $5,700,000 for state that may be applied against future taxable income and that, if unused, expire beginning in 2015 through 2025.

         Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating loss carryforwards before utilization.

(14)  RETIREMENT PLAN

         The Company sponsors a 401(k) plan (the Plan) for the benefits of employees who are at least 21 years of age. The Company's management determines, at its discretion, the annual and matching contribution. The Company elected not to contribute to the Plan for the years ended December 31, 2005 and 2004.

(15)  COMMITMENTS

         LEASES

         On January 28, 2004, the Company executed an early termination agreement for a lease agreement related to office space previously occupied in Temecula, California. The Company provided the deposit to the landlord as its payment for early termination.

         The Company leases its Mission Viejo facility under a noncancellable operating lease. The lease expires in January 2010. Rent expense for the years ended December 31, 2005 and 2004 totaled $285,492 and $154,004, respectively. Future minimum lease payments under non-cancelable operating leases during subsequent years are as follows:

                     DECEMBER 31                                 PAYMENTS
                     -----------                                ----------
                        2006                                    $  205,468
                        2007                                       164,131
                        2008                                       168,134
                        2009                                       172,138
                        2010                                        28,690
                                                                ----------
                        Total                                   $  738,561
                                                                ==========

         EMPLOYMENT AGREEMENTS

         On December 10, 2004, the Company entered into an employment agreement with Paul T. Anthony, to serve as Chief Financial Officer and Corporate Secretary, effective January 3, 2005. Mr. Anthony's agreement has a term of two years, and provides for a base annual salary of $155,000. Mr. Anthony received warrants and may receive an annual bonus if certain earnings and revenue targets are accomplished. On March 15, 2006, the Company entered in to a new employment agreement with Mr. Anthony. This new agreement is effective January 1, 2006, has a term of two years, and provides for a base annual salary of $170,000. Mr. Anthony received 75,000 options and may receive an annual bonus if certain earnings and revenue targets are accomplished.

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

         The Company entered into an employment agreement with Joseph Flynn to serve as its Chief Executive Officer, effective April 1, 2004. Mr. Flynn's agreement has a term of two years and provides for a base annual salary of $165,000. Mr. Flynn may receive an annual bonus if certain earnings and revenue targets are accomplished. On March 14, 2006, the Company entered in to a new employment agreement with Mr. Flynn. This new agreement is effective January 1, 2006, has a term of two years, and provides for a base annual salary of $180,000. Mr. Flynn received 100,000 options and may receive an annual bonus if certain earnings and revenue targets are accomplished.

         Effective April 1, 2004, the Company entered into an employment agreement with Etienne Weidemann, to serve as President and Chief Operating Officer. Mr. Weidemann's agreement has a term of two years, and provides for a base annual salary of $160,000. Mr. Weidemann may receive an annual bonus if certain earnings and revenue targets are accomplished. On March 15, 2006, the Company entered in to anew employment agreement with Mr. Weidemann. This new agreement is effective January 1, 2006, has a term of two years, and provides for a base annual salary of $175,000. Mr. Weidemann received 80,000 options and may receive an annual bonus if certain earnings and revenue targets are accomplished.

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

(16)     MAJOR CUSTOMERS

         For the year ended December 31, 2005, two customers represented a total of 74% of revenues. As of December 31, 2005, accounts receivable due from these customers total approximately $134,000.

         For the year ended December 31, 2004, one customer represented a total of 65% of revenues. No amounts were due from this customer as of December 31, 2004.

 (17)     RELATED PARTY TRANSACTIONS

         In November 2005, the Company entered into a Loan and Security Agreement (the "Loan") with Cambria Investment Fund, L.P. Michael D. Vanderhoof, a director of the Company is a principal in Cambria Investment Fund. Under the agreement, the Company can borrow up to $500,000. Cambria Investment Fund L.P. also receives warrants to purchase up to 250,000 shares of the Company's common stock at the market price upon execution, with 75,000 shares vesting upon the execution of the warrant agreement and 17,500 shares vesting for every multiple of $50,000 borrowed under the Revolving Loan Agreement with the Company. As of December 31, 2005 the Company had no borrowings under this agreement. The fair value of the warrant for the 75,000 shares issued in connection with the execution of the warrant agreement was $69,551. The fair value of the warrant was determined using the Black-Scholes option-pricing model (See note 8 for the fair value assumptions used). Such amount was recorded as interest expense.

         On December 28, 2004, Auxilio entered into a Revolving Loan and Security Agreement with Mr. Michael D. Vanderhoof. Mr. Vanderhoof is a director of the Company. Under the agreement, the Company can borrow up to $500,000. As of March 31, 2005, the Company had borrowed $500,000 under the Revolving Loan. During the three months ended March 31, 2005, the Company issued 50,000 warrants to Mr. Vanderhoof, with a fair value of $65,648. The fair market value of the warrants was determined using the Black Scholes pricing model (See note 8 for the fair value assumptions used).

         In June of 2004 the Company entered in to a consulting agreement with John D. Pace, a director, to provide support in the Company's sales efforts with major healthcare facilities as well as consulting services related to the Company's operations. The agreement terminates June 1, 2006. Mr. Pace receives $1,000 per day for his services not to exceed three days per month and $1,500 per day for each additional day worked during a given month. In addition, Mr. Pace receives commission at a rate of 5% of the gross profit for any business closed through introductions made by Mr. Pace. The commission will be paid 25% in the form of Auxilio's common stock (priced at prevailing market values) and 75% in cash. Total compensation to Mr. Pace in 2005 was $61,704.

(18)     SUBSEQUENT EVENTS

         In April 2006, the Company entered into a $3,000,000 Fixed Price Convertible Note (the "Note") agreement with Laurus Master Fund (LMF). The term of the Note is for three years at an interest rate of WSJ prime plus 2.0%. The fixed conversion price to convert the Note to equity will be set at a premium to the average closing price of the Company's common stock for the 10 days prior to the closing of the transaction based on a tiered schedule whereby the first third of the investment amount will have a fixed conversion price equal to a 103% premium, the next third will have a fixed conversion price equal to a 109% premium, and the last third will have a fixed conversion price equal to a 118% premium. The Company shall reduce the principal Note by 1/60th per month starting 90 days after the closing, payable in cash or registered stock.

         The Company will file a registration statement for the Company's common stock underlying the investment and all the underlying warrants with the SEC within 60 days of funding and will attempt to have the registration declared effective within 180 days of funding. The Company shall provide a first lien on all assets of the Company. The Company will have the option of redeeming any outstanding principal of the Note by paying to the LMF 120% of such amount, together with accrued but unpaid interest under this Note. LMF earns fees in the amount of 3.5% of the total investment amount at the time of closing. LMF also receives warrants to purchase shares of the Company's common stock in an amount equal to 26% coverage of the investment amount. The exercise price of the warrants will be set at a 120% premium to the average closing price of the Company's common stock for the 10 days prior to the closing of the transaction. The warrants will have a term of seven years. In addition, the Company will pay fees to LMF of $40,000 plus any additional due diligence costs deemed necessary and approved by the Company in advance.

         In March 2006, the Company borrowed $250,000 from Cambria Investment Fund L.P. under the Revolving Loan Agreement. This borrowing earned Cambria the right to receive warrants to purchase 87,500 shares of the Company's common stock at $1.80, as 17,500 shares vest for every multiple of $50,000 borrowed under the Revolving Loan Agreement with the Company. The fair value of the warrant for the 87,500 shares issued in connection with the borrowing was $128,970. The fair value of the warrant was determined using the Black-Scholes option-pricing model, with the following assumptions: (i) no expected dividends; (ii) a risk free interest rate of 4.51%; (iii) expected volatility of 90.41%; and
         (iv) an expected life of the warrants of five years. In accordance with APB 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants," the Company has compared the relative fair value of the warrants and the face value of the note and has allocated a value of $85,079. Such amount was recorded as a discount against the carrying value of the note and will be amortized to interest expense over the life of the note using the straight-line interest method. In April 2006, the Company paid in full all outstanding principal balance under the Revolving Loan Agreement.