Form 10QSB
period 2006-03-31
AUXILIO INC
filed 2006-05-15
CIK 1011432

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

         (Mark One)

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006


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

                                  Yes ___ No X

The number of shares of the issuer's common stock, $0.001 par value, outstanding as of May 11, 2006 was 16,076,948.

Transitional Small Business Disclosure Format:

                                  Yes ___ No X

                                  AUXILIO, INC.
                                   FORM 10-QSB
                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

                                                                                              Page
Item 1.         Financial Statements (Unaudited):

               Condensed Consolidated Balance Sheet
                         as of March 31, 2006                                                  3

               Condensed Consolidated Statements of Operations
                         for the Three Months Ended  March 31, 2006 and 2005                   4

               Condensed Consolidated Statements of Comprehensive Loss
                         for the Three Months Ended March 31, 2006 and 2005                    5

               Condensed Consolidated Statement of Stockholders' Equity
                         for the Three Months Ended March 31, 2006                             6

               Condensed Consolidated Statements of Cash Flows
                         for the Three Months Ended March 31, 2006 and 2005                    7

               Notes to Condensed Consolidated Financial Statements                            9

Item 2.         Management's Discussion and Analysis or Plan
                         of Operation.                                                        13

Item 3.         Controls and Procedures.                                                      20

PART II - OTHER INFORMATION

Item 1.         Legal Proceedings.                                                            21

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.                  21

Item 3.         Defaults Upon Senior Securities.                                              21

Item 4.         Submission of Matters to a Vote of Security Holders.                          21

Item 5.         Other Information.                                                            21

Item 6.         Exhibits.                                                                     21

Signatures                                                                                    22

 PART I - FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS.

                                                   AUXILIO, INC. AND SUBSIDIARIES
                                                CONDENSED CONSOLIDATED BALANCE SHEET
                                                           MARCH 31, 2006
                                                            (UNAUDITED)

                                                               ASSETS
        Current assets:
           Cash and cash equivalents                                                                            $    292,571
           Accounts receivable, net                                                                                  369,421
           Prepaid and other current assets                                                                          147,328
           Supplies                                                                                                  420,803
                                                                                                         --------------------
                  Total current assets                                                                             1,230,123

        Property and equipment, net                                                                                  281,582
        Deposits                                                                                                      41,355
        Intangible assets, net                                                                                       620,542
        Goodwill                                                                                                   1,517,017
                                                                                                         --------------------
                  Total assets                                                                                  $  3,690,619
                                                                                                         ====================

                                                LIABILITIES AND STOCKHOLDERS' EQUITY

        Current liabilities:
           Accounts payable and accrued expenses                                                                 $   733,564
           Accrued compensation and benefits                                                                         243,874
           Deferred revenue                                                                                          390,413
           Current portion of long-term debt                                                                          16,626
           Current portion of capital lease obligations                                                               34,211
           Revolving loan payable, net of discount of $79,605                                                        170,395
                                                                                                         --------------------
                  Total current liabilities                                                                        1,589,083

        Commitments and contingencies                                                                                      -

        Stockholders' equity:
           Common stock, par value at $0.001, 33,333,333 shares
             authorized,15,964,948 shares issued and outstanding                                                      15,966
           Additional paid-in capital                                                                             15,487,614
           Accumulated deficit                                                                                   (13,402,044)
                                                                                                         --------------------
                  Total stockholders' equity                                                                       2,101,536
                                                                                                         --------------------
                  Total liabilities and stockholders' equity                                                  $    3,690,619
                                                                                                         ====================


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                         AUXILIO, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   Three Months Ended March 31,
                                                 -------------------------------
                                                    2006               2005
                                                 ------------      -------------
Revenues                                         $  2,035,193      $    784,077
Cost of revenues                                    1,971,374           774,174
                                                 ------------      -------------
Gross profit                                           63,819             9,903
Operating expenses:
 Sales and marketing                                  510,903           439,720
 General and administrative expenses                  657,164           483,876
 Intangible asset amortization                         63,802            93,368
                                                 ------------      -------------
    Total operating expenses                        1,231,869         1,016,964
                                                 ------------      -------------
Loss from operations                               (1,168,050)       (1,007,061)
                                                 ------------      -------------
Other income (expense):
 Interest expense                                      (9,850)          (20,957)
 Interest income                                        1,327             2,212
 Gain on sale of marketable securities                 10,448           403,795
                                                 ------------      -------------
    Total other income (expense)                        1,925           385,050
                                                 ------------      -------------
Loss before provision for income taxes             (1,166,125)         (622,011)
Income tax expense                                      2,400             3,200
                                                 ------------      -------------
Net loss                                         $ (1,168,525)     $   (625,211)
                                                 ============      ============

Net loss per share:
    Basic                                        $      (0.07)     $      (0.04)
                                                 ============      ============
    Diluted                                      $      (0.07)     $      (0.04)
                                                 ============      ============

Number of weighted average shares:
    Basic                                          15,961,724        14,563,651
                                                 ============      ============
    Diluted                                        15,961,724        14,563,651
                                                 ============      ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                         AUXILIO, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                   (UNAUDITED)

                                                                Three Months Ended March 31,
                                                                --------------------------
                                                                   2006          2005
                                                                -----------    -----------
Net loss                                                        $(1,168,525)   $  (625,211)
                                                                -----------    -----------
Other comprehensive loss:
  Unrealized gain on marketable securities                               --         52,500
  Reclassification of realized amounts included in net (loss)            --       (177,210)
                                                                -----------    -----------
  Total other comprehensive (loss)                                       --        124,710
                                                                -----------    -----------
Comprehensive (loss)                                            $(1,168,525)   $  (749,921)
                                                                ===========    ===========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                         AUXILIO, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 2006
                                   (UNAUDITED)

                                                                                Additional                        Total
                                                       Common Stock              Paid-in       Accumulated     Stockholders'
                                                   Shares        Amount          Capital         Deficit         Equity
                                                ------------   ------------    ------------    ------------    ------------
Balance at December 31, 2005                      15,961,410   $     15,963   $ 15,190,416    $(12,233,519)   $  2,972,860

Common stock issued for services                      3,538               3          4,950              --           4,953
Relative fair value of warrants issued
related to revolving loan payable                         --             --         85,079              --          85,079
Stock compensation expense for options and
warrants granted to employees and consultants             --             --        207,169              --         207,169
Net loss
                                                          --             --              --      (1,168,525)     (1,168,525)
                                                ------------   ------------    ------------    ------------    ------------
Balance at March 31, 2006                         15,964,948   $    15,966     $15,487,614    $(13,402,044)   $  2,101,536
                                                ============   ============    ============   ============    ============


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                         AUXILIO, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                Three Months Ended March 31,
                                                                                                ---------------------------
                                                                                                   2006           2005
                                                                                                -----------    -----------
Cash flows used for operating activities:
                 Net loss                                                                       $(1,168,525)   $  (625,211)
Adjustments to reconcile net loss to net cash
                 used for operating activities:
                 Depreciation                                                                        26,387         19,639
                 Amortization of intangible assets                                                   63,802         93,368
                 Stock compensation expense for warrants and options issued
                 to employees and consultants                                                       207,169             --
                 Stock issued for services                                                            4,953             --
                 Interest expense related to amortization of warrants issued                          5,474         10,634
                 Interest expense                                                                     2,055             --
                 Gain on sale of marketable securities                                              (10,448)      (403,795)
Changes in operating assets and liabilities:
                 Accounts receivable                                                                119,403         51,559
                 Supplies                                                                            22,774         99,347
                 Prepaid and other current assets                                                   (55,963)        15,894
                 Accounts payable and accrued expenses                                              220,905       (796,796)
                 Accrued compensation and benefits                                                  (79,063)            --
                 Deferred revenue                                                                    91,551        (49,586)
                                                                                                -----------    -----------
                                  Net cash used for operating activities                           (549,526)    (1,584,947)
                                                                                                -----------    -----------
Cash flows provided by investing activities:
                 Purchases of property and equipment                                                (97,107)       (29,975)
                 Net proceeds from sale of marketable securities                                     26,698        896,045
                                                                                                -----------    -----------
                                  Net cash (used for) provided by investing activities              (70,409)       866,070
                                                                                                -----------    -----------
Cash flows provided by financing activities:
                 Proceeds from line of credit agreement                                             250,000        500,000
                 Borrowings on capital leases                                                            --         14,117
                 Payments on capital leases                                                          (2,435)          (353)
                 Payments on notes payable and long-term debt                                            --       (122,761)
                 Net proceeds from issuance of common stock                                              --      1,983,569
                 Proceeds from exercise of warrants                                                      --          2,250
                                                                                                -----------    -----------
                                  Net cash provided by financing activities                         247,565      2,376,822
                                                                                                -----------    -----------
Net (decrease) increase in cash and cash equivalents                                               (372,370)     1,657,945
Cash and cash equivalents, beginning of period                                                      664,941        951,090
                                                                                                -----------    -----------
Cash and cash equivalents, end of period                                                        $   292,571    $ 2,609,035
                                                                                                ===========    ===========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                         AUXILIO, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

                                                                                            Three Months Ended March 31,
                                                                                        -------------------------------------
                                                                                              2006               2005
                                                                                        -----------------  ------------------
Supplemental disclosure of cash flow information:

     Interest paid                                                                              $  2,321          $   10,318
                                                                                        =================  ==================

     Income tax paid                                                                                   -          $    3,200
                                                                                        =================  ==================

Non-cash investing and financing activities:

     Relative fair value of warrants issued related to issuance of note payable                $  85,079     $        58,029
                                                                                        =================  ==================
     Warrants issued for expenses of private placement
                                                                                                       -          $  106,846
                                                                                        =================  ==================

     Accrued private placement cost                                                                    -     $        16,280
                                                                                        =================  ==================


  The accompanying notes are an integral part of these condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2006 and 2005
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements of Auxilio, Inc. and its subsidiaries ("the Company") have been prepared in accordance with generally accepted accounting principles of the United States of America for interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles have been omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on April 17, 2006.

      The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) that are, in the opinion of management, necessary to state fairly the financial position and results of operations of the Company as of and for the periods presented. The results for such periods are not necessarily indicative of the results to be expected for the full year.

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

      The accompanying financial statements were prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. The Company reported a net loss of $1,168,525 for the three months ended March 31, 2006 after a loss of $3,358,784 for the year ended December 31, 2005. Although the Company reported net income of $993,726 for the year ended December 31, 2004, it reported a net loss of $3,405,020 for the year ended December 31, 2003 and, at March 31, 2006, has an accumulated deficit of $13,402,044. This raises substantial doubt about the Company's ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      In April 2006 the Company raised additional working capital through a $3,000,000 fixed price convertible note agreement with Laurus Master Fund. The Company believes that such working capital will provide it with the ability to continue as a going concern for at least the next twelve months. Through March 31, 2006, the Company has not been able to generate sufficient revenues from its operations to cover its costs and operating expenses. However, the Company anticipates that its revenues will increase through the sale of additional product offerings and the growth of the Company's customer base. The Company believes that the convertible note agreement, the sale of new product offerings and the growth of its customer base will enable the Company to generate positive operating cash flows and to continue its operations.

      No assurances can be given as to the success of these plans. Although the Company has been able to raise additional working capital through convertible note agreements and private placement offerings of its common stock, the Company may not be able to continue this practice in the future nor may the Company be able to obtain additional working capital through other debt or equity financings. In the event that sufficient capital cannot be obtained, the Company may be forced to significantly reduce operating expenses to a point which would be detrimental to business operations, business development activities, sell business assets or discontinue some or all of its business operations, or take other actions which could be detrimental to business prospects and result in charges which could be material to its operations and financial position. In the event that any future financing should take the form of the sale of equity securities, the current equity holders may experience dilution of their investments. In addition, the Company may continue to not generate sufficient revenues from its operations to cover its cash operating expenses. As a result, the Company may not be able to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

      The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

2.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

      In May 2005, the FASB issued FASB Statement No. 154, Accounting Changes and Error Corrections. This new standard replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and represents another step in the FASB's goal to converge its standards with those issued by the IASB. Among other changes, Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. The Company does not expect SFAS No. 154 to have a material impact on its results of operations and financial position in future periods.

3.       OPTIONS AND WARRANTS.

Below is a summary of Auxilio stock option and warrant activity during the three-month period ended March 31, 2006:

Options

                                                    Weighted Average Exercise   Weighted Average Remaining
                                        Shares              Price                    Term in Years        Aggregate Intrinsic Value
                                  -----------------     ---------------         --------------------- -----------------------------
Outstanding at December 31, 2005         2,008,497      $        1.48
   Granted                                  499,000     $        1.40
   Exercised                                      -                -
   Cancelled                              (136,000)     $        1.61
                                  -----------------     -------------
Outstanding at March 31, 2006           2,371,497       $        1.46                            8.64  $                  692,406
                                  ===============       =============                            ----  ==========================
Exercisable at March 31, 2006              532,055      $        1.33                            7.64  $                  247,524
                                  ================      =============                            ====  ==========================

Warrants

                                     Shares         Weighted Average Exercise  Weighted Average Remaining  Aggregate Intrinsic Value
                                                            Price                   Term in Years
                                  --------------------- --------------          ------------------------- -------------------------
Outstanding at December 31, 2005         1,398,535      $       1.25
   Granted                                  87,500      $       1.80
   Exercised                                     -               -
   Cancelled                                     -               -
Outstanding at March 31, 2006            1,486,035      $        1.28                           3.37  $                  871,399
                                  ================      =============                           ====  ==========================
Exercisable at March 31, 2006               932,702     $        1.47                           3.42  $                  454,733
                                  =================     =============                           ====  ==========================

      During the three months ended March 31, 2006, the Company granted 499,000 options to its employees and directors to purchase shares of the Company's common stock at an exercise price of $1.40 per share, which exercise price equals the fair value of such options on the grant date. The options have graded vesting annually over three years, starting February 2007. The fair value of the options was determined using the Black-Scholes option-pricing model. The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 4.51%; (ii) estimated volatility of 65.16%; (iii) dividend yield of 0.0%; and (iv) expected life of the options of three years.

      In March 2006, the Company borrowed $250,000 from Cambria Investment Fund L.P., a related party, under the Revolving Loan Agreement. This borrowing earned Cambria the right to receive warrants to purchase 87,500 shares of the Company's common stock at $1.80, with 17,500 shares vesting for every multiple of $50,000 borrowed under the Revolving Loan Agreement with the Company. The fair value of the warrant for the 87,500 shares issued in connection with the borrowing was $128,970. The fair value of the warrant was determined using the Black-Scholes option-pricing model, with the following assumptions: (i) no expected dividends;
(ii) a risk free interest rate of 4.51%; (iii) expected volatility of 90.41%; and (iv) an expected life of the warrants of five years. In accordance with APB 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants," the Company has allocated a value of $85,079 to the warrants based on their relative fair value. Such amount was recorded as a discount against the carrying value of the note and will be amortized to interest expense over the life of the note using the straight-line interest method. In April 2006, the Company paid in full all outstanding principal balance under the Revolving Loan Agreement.

      Beginning January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payments" ("SFAS No. 123(R)") on a modified prospective transition method to account for its employee stock options and warrants. Under the modified prospective transition method, fair value of new and previously granted but unvested equity awards are recognized as compensation expense in the income statement, and prior period results are not restated. For the three months ended March 31, 2006, stock-based compensation expense recognized in the statement of operations as follows

Cost of Revenues                                              $ 40,262
Sales and marketing                                             57,994
General and administrative expenses                            108,913
                                                           ------------
   Total stock based compensation expense                     $207,169
                                                           ============

      If the Company had accounted for stock-based compensation plans using the fair value based accounting method described by SFAS No. 123 for the periods prior to January 1, 2006, the Company's net income per common share-basic and diluted for the three months ended March 31, 2005, would have been the following:

                                                              Three Months Ended
                                                                March 31, 2005
                                                              ------------------
Net loss:
   As reported                                                $  (625,211)
   Add: APB 25 Expense                                                  -
   Deduct:  Total stock based employee compensation
   expense determined under SFAS 123 fair value based method      258,714
   Net loss, as adjusted                                      $  (883,925)

Basic loss per share:
   As reported                                                   $ (0.04)
   Pro forma                                                     $ (0.06)
Diluted loss per share:
   As reported                                                   $ (0.04)
   Pro forma                                                     $ (0.05)

4.       NET LOSS PER SHARE

      Basic net income (loss) per share is based on the weighted average number of shares of the Company's common stock issued and outstanding during a certain period, and is calculated by dividing net loss by the weighted average number of shares of the Company's common stock issued and outstanding during such period. Common stock equivalents consist of 3,857,532 and 3,095,732 equity instruments at March 31, 2006 and 2005, respectively. None of the equity instruments outstanding at March 31, 2006 and 2005 have been included in the computation of diluted EPS for the three months ended March 31, 2006 and 2005 due to the net loss for these periods, which causes these equity instruments to be anti-dilutive.

5.       ACCOUNTS RECEIVABLE

As of March 31, 2006, the accounts receivable balance is as follows:

Trade receivable                                      $   415,471

Allowance for doubtful accounts                           (46,050)
                                                      --------------
   Total accounts receivable                          $    369,421
                                                      ==============

6.       INVESTMENTS IN MARKETABLE SECURITIES

      Investments in marketable securities consist of equity securities classified as "available for sale" under SFAS No. 115 and reported at fair value. Accordingly, unrealized gains and losses on the equity securities are reflected in the statement of comprehensive income (loss).

7.       FINANCIAL INSTRUMENTS

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

8.       EMPLOYMENT AGREEMENTS

      The Company entered into an employment agreement with Joseph Flynn to serve as its Chief Executive Officer, effective April 1, 2004. Mr. Flynn's agreement had a term of two years and provided for a base annual salary of $165,000. Mr. Flynn may have received an annual bonus if certain earnings and revenue targets were accomplished. On March 14, 2006, the Company entered into a new employment agreement with Mr. Flynn. This new agreement was effective January 1, 2006, has a term of two years, and provides for a base annual salary of $180,000. Mr. Flynn received 100,000 options and may receive an annual bonus if certain earnings and revenue targets are accomplished.

      Effective April 1, 2004, the Company entered into an employment agreement with Etienne Weidemann, to serve as President and Chief Operating Officer. Mr. Weidemann's agreement had a term of two years, and provided for a base annual salary of $160,000. Mr. Weidemann may have received an annual bonus if certain earnings and revenue targets were accomplished. On March 15, 2006, the Company entered into a new employment agreement with Mr. Weidemann. This new agreement was effective January 1, 2006, has a term of two years, and provides for a base annual salary of $175,000. Mr. Weidemann received 80,000 options and may receive an annual bonus if certain earnings and revenue targets are accomplished

      On December 10, 2004, the Company entered into an employment agreement with Paul T. Anthony, to serve as Chief Financial Officer and Corporate Secretary, effective January 3, 2005. Mr. Anthony's agreement had a term of two years, and provided for a base annual salary of $155,000. Mr. Anthony received warrants and may have received an annual bonus if certain earnings and revenue targets are accomplished. On March 15, 2006, the Company entered into a new employment agreement with Mr. Anthony. This new agreement was effective January 1, 2006, has a term of two years, and provides for a base annual salary of $170,000. Mr. Anthony received 75,000 options and may receive an annual bonus if certain earnings and revenue targets are accomplished.

9.       CONCENTRATIONS

      The Company's four largest customers accounted for approximately 89% of the Company's revenues for the three months ended March 31, 2006. Accounts receivable for these four customers totaled approximately $222,000 as of March 31, 2006. The Company's two largest customers accounted for approximately 78% of the Company's revenues for the three months ended March 31, 2005.

10.          SEGMENT REPORTING

      The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Since the Company operates in one business segment based on the Company's integration and management strategies, segment disclosure has not been presented

11.          SUBSEQUENT EVENT

      In April 2006, the Company entered into a $3,000,000 Fixed Price Convertible Note (the "Note") agreement with Laurus Master Fund (LMF). The term of the Note is for three years at an interest rate of WSJ prime plus 2.0%. The fixed conversion price to convert the Note to equity will be set at a premium to the average closing price of the Company's common stock for the 10 days prior to the closing of the transaction based on a tiered schedule whereby the first third of the investment amount will have a fixed conversion price of $1.68, the next third will have a fixed conversion price of $1.78, and the last third will have a fixed conversion price of $1.92. The Company shall reduce the principal Note by 1/60th per month starting 90 days after the closing, payable in cash or registered stock.

      The Company will file a registration statement for the Company's common stock underlying the note and all the underlying warrants with the SEC within 60 days of funding and will attempt to have the registration declared effective within 180 days of funding. The Company shall provide a first lien on all assets of the Company. The Company will have the option of redeeming any outstanding principal of the Note by paying to the LMF 120% of such amount, together with accrued but unpaid interest under this Note. LMF earned fees in the amount of 3.5% of the total investment amount at the time of closing. LMF also received 478,527 warrants to purchase shares of the Company's common stock. The exercise price of the warrants was $1.96, representing a 120% premium to the average closing price of the Company's common stock for the 10 days prior to the closing of the transaction. The warrants have a term of seven years. In addition, the Company paid loan origination fees to LMF of $105,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

      The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-QSB. This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities and Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may," "will" and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements.

      Although we have been able to raise additional working capital through private placement offerings of our common stock and through our recent debt financing with Laurus Master Fund, Ltd., we may not be able to continue this practice in the future nor may we be able to obtain additional working capital through other debt or equity financings. In the event that sufficient capital cannot be obtained, we may be forced to significantly reduce operating expenses to a point which would be detrimental to business operations, curtail business activities, sell business assets or discontinue some or all of our business operations, or take other actions which could be detrimental to business prospects and result in charges which could be material to our operations and financial position. In the event that any future financing should take the form of the sale of equity securities, the current equity holders may experience dilution of their investments. In addition, we may continue to generate insufficient revenues from our operations to cover our cash operating expenses. As a result, we may not be able to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties

      Due to these and other possible uncertainties and risks, readers are cautioned not to place undue reliance on the forward-looking statements contained in this Quarterly Report, which speak only as of the date of this Quarterly Report, or to make predictions about future performance based solely on historical financial performance. We disclaim any obligation to update forward-looking statements contained in this Quarterly Report.

      Readers should carefully review the risk factors described below under the heading "Risk Factors That May Affect Future Results" and in other documents we file from time to time with the Securities and Exchange Commission, including our Form 10-KSB for the fiscal year ended December 31, 2005. Our filings with the Securities and Exchange Commission, including our Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K and amendments to those filings, pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, are available free of charge at www.auxilioinc.com, when such reports are available at the Securities and Exchange Commission web site.


OVERVIEW

      Prior to March 2004, Auxilio, then operating under the name PeopleView, Inc., developed, marketed and supported web based assessment and reporting tools and provided consulting services that enabled companies to manage their Human Capital Management ("HCM") needs in real-time. In March, 2004, Auxilio decided to change its business strategy and sold the PeopleView business to Workstream, Inc ("Workstream"). Following completion of the sale of PeopleView, Inc. to Workstream, the Company focused its business strategy on providing outsourced image management services to healthcare facilities.

      To facilitate this strategy, Auxilio in April 2004 acquired Alan Mayo & Associates, dba The Mayo Group ("The Mayo Group" or "TMG"), a provider of integration strategies and outsourced services for document image management in healthcare facilities. It was this acquisition that formed the basis of the Auxilio's current operations.

      Auxilio now provides total outsourced document image management services and related financial and business processes for major healthcare facilities. Our proprietary technologies and unique processes assist hospitals, health plans and health systems with strategic direction and services that reduce document image expenses, increase operational efficiencies and improve the productivity of their staff. Auxilio's analysts, consultants and resident hospital teams work with senior hospital financial management and department heads to determine the best possible long term strategy for managing the millions of document images produced by their facilities on an annual basis. Auxilio's document image management programs help our clients achieve measurable savings and a fully outsourced document image management process. Auxilio's target market includes medium to large hospitals, health plans and healthcare systems.

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

      We consider the following accounting policies to be most important to the portrayal of our financial condition and those that require the most subjective judgment:

o        revenue recognition
o        accounts receivable valuation and related reserves
o        accounting for income taxes
o        impairment of intangible assets
o        deferred revenue

      Revenues from equipment sales transactions are deemed earned when the equipment is delivered and accepted by the customer. For equipment that is to be placed at the customers location at a future date, revenue is deferred until that equipment is actually placed. Service and supply revenue is earned monthly during the term of the various contracts, as services and supplies are provided. Overages, as defined in the cost per copy contracts, are billed to customers monthly and are earned during the period when the number of images in any period exceeds the number allowed in the contract.

      We enter into arrangements that include multiple deliverables, which typically consist of the sale of equipment and a support services contract. Pursuant to EITF 00-21, we account for each element within an arrangement with multiple deliverables as separate units of accounting. Revenue is allocated to each unit of accounting using the residual method, which allocates revenue to each unit of accounting based on the fair value of the undelivered items.

      You should refer to our Annual Report on Form 10-KSB filed on April 17, 2006 for a discussion of our critical accounting policies.

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005

Revenue

      Revenue increased $1,251,116 to $2,035,193 for the three months ended March 31, 2006, as compared to the same period in 2005. The current period's revenue is higher due substantially to a single March 2006 equipment sale totaling approximately $690,000 compared to a total of $49,586 during the first quarter of 2005. The increase in revenue is also attributed to an increase in recurring revenue contracts.

Cost of Revenue

      Cost of revenue consists of document imaging equipment, parts, supplies and salaries and expenses of field services personnel. Cost of revenue was $1,971,734 for the three months ended March 31, 2006, as compared to $774,174 for the same period in 2005. The increase in the cost of revenue for the first quarter of 2006 is consistent in relation to the increase in revenues. A substantial component of these costs was the cost of a March 2006 equipment sale as well as the costs to implement and maintain an increased number of recurring revenue contracts. Also contributing to the increase is a stock based compensation charge for approximately $40,000 in 2006. The stock based compensation charge is a new requirement in 2006 in accordance with SFAS 123(R).

Sales and Marketing

      Sales and marketing expenses include salaries, commissions and expenses for sales and marketing personnel, travel and entertainment, and other selling and marketing costs. Sales and marketing expenses were $510,903 for the three months ended March 31, 2006, as compared to $439,720 for the same period in 2005. Sales and marketing expenses for the first quarter of 2006 are higher as a result of the increase in sales staff and travel expenses incurred in an intensified effort to procure new business, and a stock based compensation charge for approximately $58,000 in 2006. The stock based compensation charge is a new requirement in 2006 in accordance with SFAS 123(R).

General and Administrative

      General and administrative expenses include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses and other administrative costs. General and administrative expenses increased by $173,288 to $657,164 for the three months ended March 31, 2006, as compared to $483,876 for the same period in 2005. The increase is due to higher legal and accounting fees, an increase in administrative staff in 2006, and a stock based compensation charge for approximately $109,000 in 2006. The stock based compensation charge is a new requirement in 2006 in accordance with SFAS 123(R).

Intangible Asset Amortization

      As a result of our acquisition activity, we have recorded a substantial amount of goodwill, which is the excess of the cost of our acquired business over the fair value of the acquired net assets, and other intangible assets. We evaluate the goodwill for impairment at least annually. We examine the carrying value of our other intangible assets as current events and circumstances warrant a determination of whether there are any impairment losses. If indicators of impairment arise with respect to our other intangible assets and our future cash flows are not expected to be sufficient to recover the assets' carrying amounts, an impairment loss will be charged as an expense in the period identified. To date, we have not identified any event that would indicate an impairment of the value of our goodwill recorded in our condensed consolidated financial statements. However in December 2005, the remaining value of intangible assets related to non-compete agreements was charged to expense as management determined they no longer held value. Other intangible assets are amortized over their estimated lives.

      Amortization expense was $63,802 for the three months ended March 31, 2006 compared to $93,368 for the same period in 2005. The reduction is due to the fact that we charged the remaining book value of certain non-compete agreements to expense in December 2005, as management determined they had no future value.

Other Income (Expense)

      Interest expense for the three months ended March 31, 2006 was $9,850, compared to $20,957 for the same period in 2005. We borrowed less on our revolving note payable and for a shorter period of time in 2006. Interest income is primarily derived from short-term interest-bearing securities and money market accounts. Interest income for the three months ended March 31, 2006 was $1,327, as compared to $2,212 for the same period in 2005, primarily due to a decrease in the average balance of invested cash and short-term investments.

      Gain on marketable equity securities for the three months ended March 31, 2006 was $10,448, compared to $403,795 for the same period in 2005. The 2006 gain was from our sale of 32,500 shares in General Environmental Management Inc (GEVM.OB). The 2005 gain was from our sale of 196,900 shares in Workstream Inc.
(WSTM).

Income Tax Expense

Income tax expense for the three months ended March 31, 2006 and 2005 of $2,400 and $3,200 respectively, represents the minimum amounts due for state filing purposes.

LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 2006, our cash and cash equivalents were equal to $292,571. Our principal cash requirements are for operating expenses, including equipment, supplies, employee costs, capital expenditures and funding of the operations. Our primary sources of cash were from revenues and a 2005 private placement offering of our common stock.

      During the three months ended March 31, 2006, we used $549,526 for operating activities, as compared to using $1,584,947 for the same period in 2005. The decrease in cash use was primarily due to paying down approximately $800,000 of accounts payable and accrued expenses in the first quarter of 2005.

      In November 2005, we entered into a Loan and Security Agreement (the Loan) with Cambria Investment Fund, L.P. One of our directors, Michael D. Vanderhoof, is a principal in Cambria Investment Fund. Under the agreement, we can borrow up to $500,000. Interest accrues daily upon any unpaid principal balance at the rate of twelve percent (12%) per annum and is payable in full on a quarterly basis. The outstanding principal balance is due and payable in full on March 15, 2007. The Loan is secured by substantially all of our assets. In the event that we complete any future public or private placement offering which results in net proceeds in excess of $3,000,000, Cambria Investment Fund L.P. may demand repayment of the Loan. As of December 31, 2005, there were no borrowings from this Loan. In March 2006, we borrowed $250,000 on this Loan. In April 2006, the Loan was paid off with funds received from Laurus Master Fund Fixed Price Convertible Note.

      In February 2005, we commenced a private placement offering of up to 2,500,000 shares of our common stock at a purchase price of $2.00 per share. We completed the offering on July 31, 2005 and sold 1,619,750 shares of our common stock as part of this offering, receiving net proceeds of $2,967,327.

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

      WE HAVE A HISTORY OF LOSSES AND MAY NEED ADDITIONAL FINANCING TO CONTINUE OUR OPERATIONS AND SUCH FINANCING MAY NOT BE AVAILABLE UPON FAVORABLE TERMS, IF AT ALL.

      We experienced a net operating loss of approximately $1,168,525 for the three months ended March 31, 2006 and an accumulated deficit of $13,402,044 as of March 31, 2006. There can be no assurance that we will be able to operate profitably in the future. In the event that we are not successful in implementing our business plan, we will require additional financing in order to succeed. There can be no assurance that additional financing will be available now or in the future on terms that are acceptable to us. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures, all of which could have a material adverse effect on our business, financial condition or operating results. If sufficient capital cannot be obtained, we may be forced to significantly reduce operating expenses to a point which would be detrimental to business operations, curtail research and development activities, sell business assets or discontinue some or all of our business operations, or take other actions which could be detrimental to business prospects and result in charges which could be material to our operations and financial position. In the event that any future financing should take the form of the sale of equity securities, the current equity holders may experience dilution of their investments.

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

      WE ARE DEPENDENT UPON OUR LARGEST CUSTOMERS.

      The loss of any key customer could have a material adverse effect upon our financial condition, business, prospects and results of operation. Our four largest customers represent approximately 89% of our revenues for the three months ended March 31, 2006. Although we anticipate that these customers will represent less than 43% of revenue for the 2006 fiscal year and less than 24% of revenue for the 2007 fiscal year, the loss of these customers may contribute to our inability to operate as a going concern and may require us to obtain additional equity funding or debt financing (beyond the amounts described above) to continue our operations. We cannot be certain that we will be able to obtain such additional financing on commercially reasonable terms, or at all.

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

      SHAREHOLDERS WILL EXPERIENCE DILUTION AS A RESULT OF OUR STOCK OPTION
PLANS.

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

      FUTURE SALES OF RESTRICTED SHARES COULD ADVERSELY AFFECT THE PRICE OF OUR COMMON STOCK AND LIMIT OUR ABILITY TO COMPLETE ADDITIONAL FINANCINGS.

      Although our shares are currently trading on the OTC Bulletin Board, the volume of trading of our common stock and the number of shares in the public float are small. Sales of a substantial number of shares of our common stock into the public market in the future could materially adversely affect the prevailing market price for our common stock. In connection with our acquisition of The Mayo Group, we issued 3,900,068 shares of common stock, all of which became eligible for resale pursuant to Rule 144 of the Securities Act of 1933, as amended, in the second and third calendar quarters of 2005. Such a large "over-hang" of stock eligible for sale in the public market may have the effect of depressing the price of our common stock and may make it difficult or impossible for us to obtain additional debt or equity financing.

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

      We are presently subject to penny stock restrictions, and there is no guarantee that we will be able to meet any of the exceptions to the "penny stock" classification in the future. As a result of the "penny stock" restrictions, broker-dealers may be less willing or able to sell and/or make a market in our common stock. In addition, the liquidity of our securities may be impaired, not only in the number of securities that can be bought and sold, but also through delays in the timing of the transactions, reduction in securities analysts' and the news media's coverage of us, adverse effects on the ability of broker-dealers to sell our securities, and lower prices for our securities than might otherwise be obtained.

ITEM 3.  CONTROLS AND PROCEDURES.

      As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) pursuant to Rule 13a-15 of the Securities and Exchange Act of 1934 as amended. Based upon their evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures are effective.

      No change in our internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

      Management is aware that there is a lack of segregation of duties due to the small number of employees and consultants addressing our general administrative and financial matters. However, management has determined that, considering the employees involved and the control procedures in place, risks associated with such lack of segregation are not significant and any potential benefits of adding employees or consultants to clearly segregate duties do not justify the expenses associated with such increases at this time.

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

         None.

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


                                        AUXILIO, INC.


Date:  May 12, 2006                     By:   /s/ Joseph Flynn
                                            ------------------------------------
                                                  Joseph Flynn
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)


Date:  May 12, 2006                         /s/   Paul T. Anthony
                                            ------------------------------------
                                                  Paul T. Anthony
                                                  Chief Financial Officer
                                                  (Principal Accounting Officer)