Form 10QSB
period 2006-06-30
AUXILIO INC
filed 2006-08-18
CIK 1011432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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
(Issuer’s telephone number)

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

Yes     No X

The number of shares of the issuer's common stock, $0.001 par value, outstanding as of August 16, 2006 was 16,122,809.

Transitional Small Business Disclosure Format:
Yes     No X

AUXILIO, INC.
FORM 10-QSB
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

 Page
Item 1. Financial Statements (Unaudited):

Condensed Consolidated Balance Sheet
as of June 30, 2006                                                                                                                  3

Condensed Consolidated Statements of Operations
for the Three and Six Months Ended June 30, 2006 and 2005                                          4

Condensed Consolidated Statements of Comprehensive Loss
for the Three and Six Months Ended June 30, 2006 and 2005                                          5

Condensed Consolidated Statement of Stockholders’ Equity
for the Six Months Ended June 30, 2006                                                                              6

Condensed Consolidated Statements of Cash Flows
for the Six Months Ended June 30, 2006 and 2005                                                              7

Notes to Condensed Consolidated Financial Statements                                                 9

Item 2.     Management's Discussion and Analysis or Plan
of Operation.                                                                                                                            13

Item 3.     Controls and Procedures.                                                                                                        21

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.                                                                                                                    2

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.                                         22

Item 3.     Defaults Upon Senior Securities.                                                                                           22

Item 4.     Submission of Matters to a Vote of Security Holders.                                                        22

Item 5.     Other Information.                                                                                                                    22

Item 6.     Exhibits.                                                                                                                                     22

Signatures                                                                                                                                                            23

 PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
JUNE 30, 2006
(UNAUDITED)

ASSETS
Current assets:
Cash and cash equivalents	$1,697,908
Accounts receivable, net	713,909
Prepaid and other current assets	105,159
Supplies	373,111
Total current assets	2,890,087

Property and equipment, net	305,132
Deposits	28,790
Loan acquisition costs, net	456,684
Intangible assets, net	556,741
Goodwill	1,517,017
Total assets	$5,754,451

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$848,580
Accrued compensation and benefits	290,942
Deferred revenue	354,629
Current portion of long-term debt	616,626
Current portion of capital lease obligations	56,364
Total current liabilities	2,167,142

Note payable, less current portion, net of discount of $240,646	2,159,354

Commitments and contingencies	-

Stockholders' equity:
Common stock, par value at $0.001, 33,333,333 shares
authorized, 16,122,809 shares issued and outstanding	16,124
Additional paid-in capital	15,978,960
Accumulated deficit	(14,567,128)
Total stockholders' equity	1,427,956
Total liabilities and stockholders’ equity	$5,754,451

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Revenues	$2,481,139	$1,237,850	$4,516,332	$2,021,927

Cost of revenues	2,362,995	889,466	4,334,369	1,663,640

Gross profit	118,144	348,384	181,963	358,287

Operating expenses:
Sales and marketing	490,981	468,920	1,001,884	908,175
General and administrative expenses	536,707	525,752	1,193,872	1,010,093
Intangible asset amortization	63,802	93,368	127,603	186,736
Total operating expenses	1,091,490	1,088,040	2,323,359	2,105,004
Loss from operations	(973,346)	(739,656)	(2,141,396)	(1,746,717)

Other income (expense):
Interest expense	(209,155)	(51,598)	(219,005)	(72,555)
Interest income	17,417	11,300	18,744	13,511
Gain on sale of marketable securities	-	(41,734)	10,448	362,061

Total other income (expense)	(191,738)	(82,032)	(189,813)	303,017

Loss before provision for income taxes	(1,165,084)	(821,688)	(2,331,209)	(1,443,700)

Income tax expense	-	-	(2,400)	(3,200)

Net loss	$(1,165,084)	$(821,688)	$(2,333,609)	$(1,446,900)

Net loss per share:
Basic	$(0.07)	$(0.05)	$(0.15)	$(0.10)
Diluted	$(0.07)	$(0.05)	$(0.15)	$(0.10)

Number of weighted average shares:
Basic	16,095,615	15,854,874	16,029,040	15,212,829
Diluted	16,095,615	15,854,874	16,029,040	15,212,829

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005

Net loss	$ (1,165,084)	$ (821,688)	$ (2,333,609)	$ (1,446,900)

Reclassification of realized amounts included in net loss	-	(97,500)	-	(222,210)

Comprehensive loss	$ (1,165,084)	$ (919,188)	$ (2,333,609)	$ (1,669,110)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 2006
(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2005	15,961,410	$ 15,963	$ 15,190,416	$ (12,233,519)	$ 2,972,860
Common stock issued for services	3,538	3	4,950	-	4,953
Relative fair value of warrants issued related to revolving loan payable	-	-	85,079	-	85,079
Stock issued for services rendered in connection with procurement of note payable	45,861	46	69,954	-	70,000
Relative fair value of warrants issued related to convertible loan payable	-	-	340,188	-	340,188
Cashless exercise of warrants to stock	112,000	112	(112)	-	-
Stock compensation expense for options and warrants granted to employees and consultants	-	-	288,485	-	288,485
Net loss	-	-	-	(2,333,609)	(2,333,609)
Balance at June 30, 2006	16,122,809	$16,124	$15,978,960	$(14,567,128)	$1,427,956

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2006	2005
Cash flows used for operating activities:
Net loss	$ (2,333,609)	$ (1,446,900)
Adjustments to reconcile net loss to net cash
used for operating activities:
Depreciation	56,657	40,570
Amortization of intangible assets	127,603	186,736
Stock compensation expense for warrants and options issued to employees and consultants	288,485	-
Stock issued for services	4,953	-
Gain on sale of marketable securities	(10,448)	(362,061)
Interest expense related to amortization of warrants issued for loans	105,113	58,029
Interest expense related to amortization of loan acquisition costs	38,019	-
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(225,085)	(1,002,165)
Supplies	70,466	(36,011)
Prepaid and other current assets	(13,794)	37,713
Deposits	12,565	6,751
Accounts payable and accrued expenses	337,976	(269,092)
Accrued compensation and benefits	(31,995)	(169,799)
Lease buyout provision	-	133,811
Deferred revenue	55,767	161,721
Net cash used for operating activities	(1,517,327)	(2,660,697)
Cash flows provided by (used for) investing activities:
Purchases of property and equipment	(124,536)	(15,858)
Net proceeds from sale of marketable securities	26,698	979,311
Net cash (used for) provided by investing activities	(97,838)	963,453
Cash flows provided by financing activities:
Proceeds from line of credit	250,000	500,000
Repayments on line of credit	(250,000)	(500,000)
Proceeds from convertible note payable	3,000,000	-
Acquisition fees paid for convertible note payable	(345,195)	-
Payments on capital leases	(6,673)	(2,277)
Payments on notes payable and long-term debt	-	(159,618)
Net proceeds from issuance of common stock	-	2,944,969
Proceeds from exercise of warrants	-	2,250
Net cash provided by financing activities	2,648,132	2,785,324
Net increase in cash and cash equivalents	1,032,967	1,088,080
Cash and cash equivalents, beginning of period	664,941	951,090
Cash and cash equivalents, end of period	$ 1,697,908	$ 2,039,170

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

Six Months Ended June 30,
	2006	2005
Supplemental disclosure of cash flow information:

Interest paid	$ 66,023	$ 14,736

Income tax paid	$ 2,400	$ 3,200

Non-cash investing and financing activities:

Warrants issued for expenses of private placement	-	$ 158,315

Relative fair value of warrants issued related to issuance of note payable	$ 425,267	$ 58,029

Property and equipment acquired by capital lease	$ 26,391	$ 19,097

Stocks issued for acquisition fees for convertible note payable	$ 70,000	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2006 and 2005
(UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Auxilio, Inc. and its subsidiaries (“the Company”) have been prepared in accordance with generally accepted accounting principles of the United States of America for interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles have been omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on April 17, 2006.

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

The accompanying financial statements were prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. The Company reported a net loss of $2,333,609 for the six months ended June 30, 2006 after a loss of $3,358,784 for the year ended December 31, 2005. Although the Company reported net income of $993,726 for the year ended December 31, 2004, it reported a net loss of $3,405,020 for the year ended December 31, 2003 and, at June 30, 2006, has an accumulated deficit of $14,567,128. This raises substantial doubt about the Company's ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In April 2006 the Company raised additional working capital through a $3,000,000 fixed price convertible note agreement with Laurus Master Fund. However, management believes that additional working capital will be required to provide the Company with the ability to continue as a going concern for at least the next twelve months. Management is actively pursuing additional funding with Laurus Master Fund and other sources. Through June 30, 2006, the Company has not been able to generate sufficient revenues from its operations to cover its costs and operating expenses. However, the Company anticipates that its revenues will increase through the sale of additional product offerings and the growth of the Company’s customer base.

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

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March 2006 the FASB issues SFAS No. 156, Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140 (“SFAS 156”) which amends FASB Statement No, 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement clarifies when servicing rights should be separately accounted for, requires companies to account for separately recognized servicing rights initially at fair value, and gives companies the option of subsequently accounting for those servicing rights at either fair value or under the amortization method. SFAS 156 is effective for fiscal years beginning after September 15, 2006. We do not believe that adoption of SFAS 156 will have a material impact on our financial statements.

3. OPTIONS AND WARRANTS.

Below is a summary of Auxilio stock option and warrant activity during the six-month period ended June 30, 2006:

Options
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2005	2,008,497	$ 1.48
Granted	571,500	$ 1.38
Exercised	-	-
Cancelled	(160,500)	$ 1.63
Outstanding at June 30, 2006	2,419,497	$ 1.45	8.43	$ 158,390
Exercisable at June 30, 2006	862,221	$ 1.33	7.63	$ 103,190

Warrants
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2005	1,398,535	$ 1.25
Granted	698,541	$ 1.94
Exercised	(112,000)	.30
Cancelled	(28,000)	.30
Outstanding at June 30, 2006	1,957,076	$ 1.56	4.28	$ 375,498
Exercisable at June 30, 2006	1,899,961	$ 1.55	4.31	$ 375,498

During the six months ended June 30, 2006, the Company granted a total of 571,500 options to its employees and directors to purchase shares of the Company’s common stock at an exercise price range of $1.24 to $1.40 per share, which exercise price equals the fair value of such options on the grant date. The options have graded vesting annually over three years, starting February 2007. The fair value of the options was determined using the Black-Scholes option-pricing model. The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 4.51 to 4.99%; (ii) estimated volatility of 65.16 to 92.47%; (iii) dividend yield of 0.0%; and (iv) expected life of the options of three years.

In March 2006, the Company borrowed $250,000 from Cambria Investment Fund L.P., a related party, under the Revolving Loan Agreement. This borrowing earned Cambria the right to receive warrants to purchase 87,500 shares of the Company’s common stock at $1.80, with 17,500 shares vesting for every multiple of $50,000 borrowed under the Revolving Loan Agreement with the Company. The fair value of the warrant for the 87,500 shares issued in connection with the borrowing was $128,970. The fair value of the warrant was determined using the Black-Scholes option-pricing model, with the following assumptions: (i) no expected dividends; (ii) a risk free interest rate of 4.51%; (iii) expected volatility of 90.41%; and (iv) an expected life of the warrants of five years. In accordance with APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” the Company has allocated a value of $85,079 to the warrants based on their relative fair value. Such amount was recorded as a discount against the carrying value of the note and will be amortized to interest expense over the life of the note using the straight-line interest method. In April 2006, the Company paid in full all outstanding principal balance under the Revolving Loan Agreement.

In April 2006, the Company borrowed $3,000,000 under a fixed price convertible note agreement with Laurus Master Fund (LMF). LMF received 478,527 warrants to purchase shares of the Company’s common stock The exercise price of the warrants is $1.96, representing a 120% premium to the average closing price of the Company’s common stock for the 10 days prior to the closing of the transaction. The warrants have a term of seven years. The fair value of the warrants for the shares issued in connection with the borrowing was $285,487. The fair value of the warrant was determined using the Black-Scholes option-pricing model, with the following assumptions: (i) no expected dividends; (ii) a risk free interest rate of 4.76%; (iii) expected volatility of 64.72%; and (iv) an expected life of the warrants of three years. In accordance with APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” the Company has allocated a value of $260,680 to the warrants based on their relative fair value. Such amount was recorded as a discount against the carrying value of the note and will be amortized to interest expense over the life of the note using the straight-line interest method. The Company also issued 132,514 warrants as finder’s fee compensation to two brokers in connection with this borrowing. The warrants have a term of seven years. The fair value of the warrants for the shares issued in connection with the borrowing was $79,508. The fair value of the warrant was determined using the Black-Scholes option-pricing model, with the following assumptions: (i) no expected dividends; (ii) a risk free interest rate of 4.76%; (iii) expected volatility of 64.72%; and (iv) an expected life of the warrants of three years. Such amount was recorded as a loan acquisition cost and will be amortized to interest expense over the life of the note using the straight-line interest method.

    Beginning January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payments” (“SFAS No. 123(R)”) on a modified prospective transition method to account for its employee stock options and warrants. Under the modified prospective transition method, fair value of new and previously granted but unvested equity awards are recognized as compensation expense in the income statement, and prior period results are not restated. For the three and six months ended June 30, 2006, stock-based compensation expense recognized in the statement of operations as follows:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Cost of revenues	$ 31,672	$ 71,935
Sales and marketing	3,522	61,516
General and administrative expenses	73,333	155,034
Total stock based compensation expense	$ 108,527	$ 288,485

If the Company had accounted for stock-based compensation plans using the fair value based accounting method described by SFAS No. 123 for the periods prior to January 1, 2006, the Company’s net loss per common share-basic and diluted for the three and six months ended June 30, 2005, would have been the following:

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net loss:
As reported	$ (821,688)	$ (1,446,900)
Add: APB 25 Expense	-	-
Deduct: Total stock based employee compensation expense determined under SFAS 123 fair value based method	239,414	474,332
Net loss, as adjusted	$ (1,061,102)	$ (1,921,232)

Basic loss per share:
As reported	$ (0.05)	$ (0.10)
Pro forma	$ (0.07)	$ (0.13)
Diluted loss per share:
As reported	$ (0.05)	$ (0.10)
Pro forma	$ (0.07)	$ (0.13)

4. NET LOSS PER SHARE

Basic net income (loss) per share is based on the weighted average number of shares of the Company’s common stock issued and outstanding during a certain period, and is calculated by dividing net loss by the weighted average number of shares of the Company’s common stock issued and outstanding during such period. Common stock equivalents consist of 4,376,573 and 3,305,532 equity instruments at June 30, 2006 and 2005, respectively. None of the equity instruments outstanding at June 30, 2006 and 2005 have been included in the computation of diluted EPS for the six months ended June 30, 2006 and 2005 due to the net loss for these periods, which causes these equity instruments to be anti-dilutive.

5. ACCOUNTS RECEIVABLE

As of June 30, 2006, the accounts receivable balance is as follows:

Trade receivable	$715,919
Allowance for doubtful accounts	(2,010)
Total accounts receivable	$713,909

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

7. EMPLOYMENT AGREEMENTS

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

8. CONCENTRATIONS

The Company's five largest customers accounted for approximately 91% and 90% of the Company's revenues for the three and six months ended June 30, 2006, respectively. Accounts receivable for these five customers totaled approximately $552,000 as of June 30, 2006. The Company's two largest customers accounted for approximately 80% and 81% of the Company's revenues for the three and six months ended June 30, 2005, respectively.

9. NOTE PAYABLE

In April 2006, the Company entered into a $3,000,000 Fixed Price Convertible Note (the “Note”) agreement with Laurus Master Fund (LMF). The term of the Note is for three years at an interest rate of WSJ prime plus 2.0%. The Note contains a provision whereby the fixed conversion price to convert the Note to equity was set at a premium to the average closing price of the Company’s common stock for the 10 days prior to the closing of the transaction based on a tiered schedule. The first third of the investment amount has a fixed conversion price of $1.68, the next third has a fixed conversion price of $1.78, and the last third will has a fixed conversion price of $1.92. The Company shall reduce the principal Note by 1/60th per month starting 90 days after the closing, payable in cash or registered stock.

The Company filed a registration statement for the Company’s common stock underlying the note and all the underlying warrants with the SEC and will attempt to have the registration declared effective within 180 days of funding. Although the Company is a party to a related Registration Rights Agreement, such agreement does not impose any liquidated damage penalties in the event a registration statement is not deemed effective by a prescribed date. On August 15, 2006, such registration statement was declared effective by the SEC. The Company has provided a first lien on all assets of the Company. The Company will have the option of redeeming any outstanding principal of the Note by paying to the LMF 120% of such amount, together with accrued but unpaid interest under this Note. LMF earned fees in the amount of 3.5% of the total investment amount at the time of closing. LMF also received 478,527 warrants to purchase shares of the Company’s common stock. The exercise price of the warrants was $1.96, representing a 120% premium to the average closing price of the Company’s common stock for the 10 days prior to the closing of the transaction. The warrants have a term of seven years. In addition, the Company paid loan origination fees to LMF of $105,000.

The Company determined that the conversion feature embedded in the notes payable satisfied the definition of a conventional convertible instrument under the guidance provided in EITF 00-19 and EITF 05-02, as the conversion option’s value may only be realized by the holder by exercising the option and receiving a fixed number of shares. As such, the embedded conversion option in the notes payable qualifies for equity classification under EITF 00-19, qualifies for the scope exception of paragraph 11(a) of SAFS 133, and is not bifurcated from the host contract. The Company also determined that the warrants issued to LMF qualify for equity classification under the provisions of SFAS 133 and EITF 00-19. In accordance with the provisions of Accounting Principles Board Opinion No. 14, the Company allocated the net proceeds received in this transaction to each of the convertible debentures and common stock purchase warrants based on their relative estimated fair values. As a result, the Company allocated $2,739,320 to the convertible debentures and $260,680 to the common stock purchase warrants, which was recorded in additional paid-in-capital. In accordance with the consensus of EITF issues 98-5 and 00-27, management determined that the convertible debentures did not contain a beneficial conversion feature based on the effective conversion price after allocating proceeds of the convertible debentures to the common stock purchase warrants. The amounts recorded for the common stock purchase warrants are amortized as interest expense over the term of the convertible debentures.

Interest charges associated with the convertible debentures, including amortization of the discount and loan acquisition costs totaled $125,803 for the six months ended June 30, 2006.

10. SEGMENT REPORTING

The Company has adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Since the Company operates in one business segment based on the Company’s integration and management strategies, segment disclosure has not been presented.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion of the financial condition and results of operations of Auxilio should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-QSB. This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities and Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may," "will" and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements.

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

OVERVIEW

Prior to March 2004, Auxilio, then operating under the name PeopleView, Inc., developed, marketed and supported web based assessment and reporting tools and provided consulting services that enabled companies to manage their Human Capital Management (“HCM”) needs in real-time. In March, 2004, Auxilio decided to change its business strategy and sold the PeopleView business to Workstream, Inc (“Workstream”). Following completion of the sale of PeopleView, Inc. to Workstream, Auxilio focused its business strategy on providing outsourced image management services to healthcare facilities.

To facilitate this strategy, Auxilio in April 2004 acquired Alan Mayo & Associates, dba The Mayo Group (“The Mayo Group” or “TMG”), a provider of integration strategies and outsourced services for document image management in healthcare facilities. It was this acquisition that formed the basis of the Auxilio’s current operations.

Auxilio now provides total outsourced document image management services and related financial and business processes for major healthcare facilities. Our proprietary technologies and unique processes assist hospitals, health plans and health systems with strategic direction and services that reduce document image expenses, increase operational efficiencies and improve the productivity of their staff. Auxilio’s analysts, consultants and resident hospital teams work with senior hospital financial management and department heads to determine the best possible long term strategy for managing the millions of document images produced by their facilities on an annual basis. Auxilio’s document image management programs help our clients achieve measurable savings and a fully outsourced document image management process. Auxilio's target market includes medium to large hospitals, health plans and healthcare systems.

Our common stock currently trades on the OTC Bulletin Board under the stock symbol AUXO.

Where appropriate, references to “Auxilio,” the “Company,” “we,” “us” or “our” include Auxilio, Inc. and Auxilio Solutions, Inc.

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

We consider the following accounting policies to be most important to the portrayal of our financial condition and those that require the most subjective judgment:
•	revenue recognition
•	accounts receivable valuation and related reserves
•	accounting for income taxes
•	impairment of intangible assets
•	deferred revenue

Revenues from equipment sales transactions are deemed earned when the equipment is delivered and accepted by the customer. For equipment that is to be placed at the customer’s location at a future date, revenue is deferred until that equipment is actually placed. Service and supply revenue is earned monthly during the term of the various contracts, as services and supplies are provided. Overages, as defined in the cost per copy contracts, are billed to customers monthly and are earned during the period when the number of images in any period exceeds the number allowed in the contract.

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

RESULTS OF OPERATIONS

For the Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005

Revenue

Revenue increased $2,494,405 to $4,516,332 for the six months ended June 30, 2006, as compared to the same period in 2005. The increase in revenue can be attributed to an increase in the number of recurring revenue contracts. Since November 2005 Auxilio has added three new customers. Current period recurring revenue for these three new customers totals approximately $1,880,000. Current period revenue includes a single March 2006 equipment sale totaling approximately $690,000 compared to a single equipment sale in June 2005 of approximately $372,000.

Cost of Revenue

Cost of revenue consists of document imaging equipment, parts, supplies and salaries and expenses of field services personnel. Cost of revenue was $4,334,369 for the six months ended June 30, 2006, as compared to $1,663,640 for the same period in 2005. Substantial components of these costs were the cost of a March 2006 equipment sale, the costs to maintain an increased number of recurring revenue contracts and the unexpectedly higher costs of implementation at a new major customer. Also contributing to the current year increase is a stock based compensation charge for approximately $72,000 in 2006. The stock based compensation charge is a new requirement in 2006 in accordance with SFAS 123(R).

Sales and Marketing

Sales and marketing expenses include salaries, commissions and expenses for sales and marketing personnel, travel and entertainment, and other selling and marketing costs. Sales and marketing expenses were $1,001,884 for the six months ended June 30, 2006, as compared to $908,175 for the same period in 2005. Sales and marketing expenses for the first six months of 2006 are higher as a result of the increase in commissions earned from new sales and travel expenses incurred in an intensified effort to procure new business. Also contributing to the increase is a stock based compensation charge for approximately $62,000 in 2006. The stock based compensation charge is a new requirement in 2006 in accordance with SFAS 123(R).

General and Administrative

General and administrative expenses include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses and other administrative costs. General and administrative expenses increased by $183,779 to $1,193,872 for the six months ended June 30, 2006, as compared to $1,010,093 for the same period in 2005. The increase is due to higher legal fees, an increase in administrative staff in 2006, and a stock based compensation charge for approximately $155,000 in 2006. The stock based compensation charge is a new requirement in 2006 in accordance with SFAS 123(R).

Intangible Asset Amortization

As a result of our acquisition activity, we have recorded a substantial amount of goodwill, which is the excess of the cost of our acquired business over the fair value of the acquired net assets, and other intangible assets. We evaluate the goodwill for impairment at least annually. We examine the carrying value of our other intangible assets as current events and circumstances warrant a determination of whether there are any impairment losses. If indicators of impairment arise with respect to our other intangible assets and our future cash flows are not expected to be sufficient to recover the assets’ carrying amounts, an impairment loss will be charged as an expense in the period identified. To date, we have not identified any event that would indicate an impairment of the value of our goodwill recorded in our condensed consolidated financial statements. However in December 2005, the remaining value of intangible assets related to non-compete agreements was charged to expense as management determined they no longer held value. Other intangible assets are amortized over their estimated lives.

Amortization expense was $127,603 for the six months ended June 30, 2006 compared to $186,736 for the same period in 2005. The reduction is due to the fact that we charged the remaining book value of certain non-compete agreements to expense in December 2005, as management determined they had no future value.

Other Income (Expense)

Interest expense for the six months ended June 30, 2006 was $219,005, compared to $72,555 for the same period in 2005. The increase is predominantly a result of borrowings on the $3,000,000 Fixed Price Convertible Note with Laurus Master Fund in April 2006. We incurred interest charges of approximately $68,000 on this note in 2006. Additionally, the amortization of discount charges from the associated cost of warrants issued and amortization of loan acquisition costs comprised approximately $25,000 and

$33,000, respectively, of interest expense in 2006. Interest income is primarily derived from short-term interest-bearing securities and money market accounts. Interest income for the six months ended June 30, 2006 was $18,744, as compared to $13,511 for the same period in 2005, primarily due to a decrease in the average balance of invested cash and short-term investments.

Gain on sale of marketable equity securities for the six months ended June 30, 2006 was $10,448, compared to $362,061 for the same period in 2005. The 2006 gain was from the sale of 32,500 shares in General Environmental Management Inc (GEVM.OB). The 2005 gain was from the sale of 246,900 shares in Workstream Inc. (WSTM).

Income Tax Expense

Income tax expense for the six months ended June 30, 2006 and 2005 of $2,400 and $3,200 respectively, represents the minimum amounts due for state filing purposes.

For the Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005

Revenue

Revenue increased $1,243,289 to $2,481,139 for the three months ended June 30, 2006, as compared to the same period in 2005. The increase in revenue is attributed to an increase in the number of recurring revenue contracts. Since November 2005 we have added three new customers that generated recurring revenues this quarter totaling approximately $1,474,000.

Cost of Revenue

Cost of revenue consists of document imaging equipment, parts, supplies and salaries and expenses of field services personnel. Cost of revenue was $2,362,995 for the three months ended June 30, 2006, as compared to $889,466 for the same period in 2005. Substantial components of these costs were the costs to maintain an increased number of recurring revenue contracts and the unexpectedly higher costs of implementation at a new major customer. Also contributing to the increase is a stock based compensation charge for approximately $32,000 in 2006. The stock based compensation charge is a new requirement in 2006 in accordance with SFAS 123(R).

Sales and Marketing

Sales and marketing expenses include salaries, commissions and expenses for sales and marketing personnel, travel and entertainment, and other selling and marketing costs. Sales and marketing expenses were $490,981 for the three months ended June 30, 2006, as compared to $468,920 for the same period in 2005. Sales and marketing expenses for the second quarter of 2006 are slightly higher as a result of the increase in sales staff and travel expenses incurred in an intensified effort to procure new business, and a stock based compensation charge for approximately $4,000 in 2006. The stock based compensation charge is a new requirement in 2006 in accordance with SFAS 123(R).

General and Administrative

General and administrative expenses include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses and other administrative costs. General and administrative expenses increased by $10,955 to $536,707 for the three months ended June 30, 2006, as compared to $525,752 for the same period in 2005. The increase is due to bringing Information Technology department in-house in 2006, partially offset by the decrease in related consultant services. There was also a stock based compensation charge of approximately $73,000 in 2006. The stock based compensation charge is a new requirement in 2006 in accordance with SFAS 123(R). Offsetting the increase, in the second quarter of 2005 we paid approximately $25,000 in building rent on leases it terminated in July 2005.

Intangible Asset Amortization

As a result of our acquisition activity, we have recorded a substantial amount of goodwill, which is the excess of the cost of our acquired business over the fair value of the acquired net assets, and other intangible assets. We evaluate the goodwill for impairment at least annually. We examine the carrying value of our other intangible assets as current events and circumstances warrant a determination of whether there are any impairment losses. If indicators of impairment arise with respect to our other intangible assets and our future cash flows are not expected to be sufficient to recover the assets’ carrying amounts, an impairment loss will be charged as an expense in the period identified. To date, we have not identified any event that would indicate an impairment of the value of our goodwill recorded in our condensed consolidated financial statements. However in December 2005, the remaining value of intangible assets related to non-compete agreements was charged to expense as management determined they no longer held value. Other intangible assets are amortized over their estimated lives.

    Amortization expense was $63,802 for the three months ended June 30, 2006 compared to $93,368 for the same period in 2005. The reduction is due to the fact that we charged the remaining book value of certain non-compete agreements to expense in December 2005, as management determined they had no future value.

Other Income (Expense)

Interest expense for the three months ended June 30, 2006 was $209,155, compared to $51,598 for the same period in 2005. The increase is predominantly a result of borrowings on the $3,000,000 Fixed Price Convertible Note with Laurus Master Fund in April 2006. We incurred interest charges of approximately $68,000 on this note in the second quarter of 2006. Additionally, the amortization of discount charges from the associated cost of warrants issued and amortization of loan acquisition costs comprised approximately $25,000 and $33,000, respectively, of interest expense in the second quarter of 2006. Interest income is primarily derived from short-term interest-bearing securities and money market accounts. Interest income for the three months ended June 30, 2006 was $17,417, as compared to $11,300 for the same period in 2005, primarily due to a decrease in the average balance of invested cash and short-term investments.

Loss on sale of marketable equity securities for the three months ended June 30, 2006 was zero, compared to $41,734 for the same period in 2005. The 2005 loss was from the sale of the last 50,000 shares in Workstream Inc. (WSTM).

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2006, our cash and cash equivalents were $1,697,908. Our principal cash requirements are for operating expenses, including equipment, supplies, employee costs, capital expenditures and funding of the operations. Our primary sources of cash were from revenues, a convertible note payable in April 2006 and a 2005 private placement offering of our common stock.

During the six months ended June 30, 2006, we used $1,517,327 for operating activities, as compared to using $2,660,697 for the same period in 2005. The decrease in cash use in 2006 was primarily due to having paid down approximately $800,000 of accounts payable and accrued expenses in the first quarter of 2005.

In April 2006, we entered into a $3,000,000 Fixed Price Convertible Note (the “Note”) agreement with Laurus Master Fund (LMF). The term of the Note is for three years at an interest rate of WSJ prime plus 2.0%. We shall reduce the principal Note by 1/60th per month starting 90 days after the closing, payable in cash or registered stock.

In November 2005, we entered into a Loan and Security Agreement (the Loan) with Cambria Investment Fund, L.P. One of our directors, Michael D. Vanderhoof, is a principal in Cambria Investment Fund. Under the agreement, we borrowed $250,000 in March 2006. Interest accrued daily upon any unpaid principal balance at the rate of twelve percent (12%) per annum. The outstanding principal balance was due and payable in full on March 15, 2007. The Loan was secured by substantially all of our assets. In the event that we completed any future public or private placement offering which results in net proceeds in excess of $3,000,000, Cambria Investment Fund L.P. could demand repayment of the Loan. The Loan was paid off with funds received from Laurus Master Fund Fixed Price Convertible Note.

In February 2005, we commenced a private placement offering of up to 2,500,000 shares of our common stock at a purchase price of $2.00 per share. We completed the offering on July 31, 2005 and sold 1,619,750 shares of our common stock as part of this offering, receiving net proceeds of $2,944,969.

Management believes that additional working capital will be required to provide the Company with the ability to continue as a going concern for at least the next twelve months. Management is actively pursuing additional funding with Laurus Master Fund and other sources. Through June 30, 2006, the Company has not been able to generate sufficient revenues from its operations to cover its costs and operating expenses. However, the Company anticipates that its cashflow will improve through the sale of additional product offerings and the growth of the Company’s customer base.

FACTORS THAT MAY AFFECT FUTURE RESULTS

This Quarterly Report on Form 10-QSB, including the discussion and analysis of our financial condition and results of operations set forth above contains certain forward-looking statements. Forward-looking statements set forth estimates of, or our expectations or beliefs regarding, our future financial performance. Those estimates, expectations and beliefs are based on current information and are subject to a number of risks and uncertainties that could cause our actual operating results and financial performance in the future to differ, possibly significantly, from those set forth in the forward-looking statements contained in this Quarterly Report and, for that reason, you should not place undue reliance on those forward-looking statements. Those risks and uncertainties include, although they are not limited to, the following:

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

Some of the factors upon which our success will depend include (but are not limited to) the following:

•	the emergence of competitors in our target market, and the quality and development of their products and services; and

•	the market’s acceptance of our products and services.

In order to address these risks, we must (among other things) be able to:

•	successfully complete the development of our products and services;

•	modify our products and services as necessary to meet the demands of our market;

•	attract and retain highly skilled employees; and

•	respond to competitive influences.

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

The market for our products and services is competitive and is likely to become even more competitive in the future. Increased competition could result in pricing pressures, reduced sales, reduced margins or the failure of our products and services to achieve or maintain market acceptance, any of which would have a material adverse effect on our business, results of operations and financial condition. Many of our current and potential competitors enjoy substantial competitive advantages, such as:

•	greater name recognition and larger marketing budgets and resources;

•	established marketing relationships and access to larger customer bases;

•	substantially greater financial, technical and other resources; and

•	larger technical and support staffs.

As a result, our competitors may be able to respond more quickly than us to new or changing opportunities, technologies, standards or customer requirements. For all of the foregoing reasons, we may not be able to compete successfully against our current and future competitors.

WE HAVE A HISTORY OF LOSSES AND MAY NEED ADDITIONAL FINANCING TO CONTINUE ITS OPERATIONS AND SUCH FINANCING MAY NOT BE AVAILABLE UPON FAVORABLE TERMS, IF AT ALL.

We experienced a net operating loss of approximately $2,333,609 for the six months ended June 30, 2006 and an accumulated deficit of $14,567,128 as of June 30, 2006. There can be no assurance that we will be able to operate profitably in the future. In the event that we are not successful in implementing our business plan, we will require additional financing in order to succeed. There can be no assurance that additional financing will be available now or in the future on terms that are acceptable to us. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures, all of which could have a material adverse effect on our business, financial condition or operating results. If sufficient capital cannot be obtained, we may be forced to significantly reduce operating expenses to a point which would be detrimental to business operations, curtail research and development activities, sell business assets or discontinue some or all of its business operations, or take other actions which could be detrimental to business prospects and result in charges which could be material to its operations and financial position. In the event that any future financing should take the form of the sale of equity securities, the current equity holders may experience dilution of their investments.

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

WE ARE DEPENDENT UPON OUR LARGEST CUSTOMERS.

The loss of any key customer could have a material adverse effect upon our financial condition, business, prospects and results of operation. Our five largest customers represent approximately 90% of our revenues for the six months ended June 30, 2006. Although we anticipate that these customers will represent less than 49% of revenue for the 2006 fiscal year and less than 27% of revenue for the 2007 fiscal year, the loss of these customers may contribute to our inability to operate as a going concern and may require us to obtain additional equity funding or debt financing (beyond the amounts described above) to continue our operations. We cannot be certain that we will be able to obtain such additional financing on commercially reasonable terms, or at all.

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

THE MARKET MAY NOT ACCEPT OUR PRODUCTS AND SERVICES AND OUR PRODUCTS AND SERVICES MAY NOT ADDRESS THE MARKET’S REQUIREMENTS.

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

IF WE NEED ADDITIONAL FINANCING TO MAINTAIN AND EXPAND OUR BUSINESS, FINANCING MAY NOT BE AVAILABLE ON FAVORABLE TERMS, IF AT ALL.

We may need additional funds to expand or meet all of our operating needs. If we need additional financing, we cannot be certain that it will be available on favorable terms, if at all. Further, if we issue equity securities, stockholders will experience additional dilution and the equity securities may have seniority over our common stock. If we need funds and cannot raise them on acceptable terms, we may not be able to:

•	develop or enhance our service offerings;

•	take advantage of future opportunities; or

•	respond to customers and competition.

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

OUR STOCK PRICE HAS FLUCTUATED AND COULD CONTINUE TO FLUCTUATE SIGNIFICANTLY.

The market price for our common stock has been, and will likely to continue to be, volatile. The following factors may cause significant fluctuations in the market price of our ordinary shares:
                •  fluctuations in our quarterly revenues and earnings or those of our competitors;
•  shortfalls in our operating results compared to levels expected by the investment community;
•  announcements concerning us or our competitors;
•  announcements of technological innovations;
•  sale of shares or short-selling efforts by traders or other investors;
•  market conditions in the industry; and
•  the conditions of the securities markets.

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

•
net tangible assets of at least $2,000,000, if the issuer has been in continuous operation for at least three years, or net tangible assets of at least $5,000,000, if the issuer has been in continuous operation for less than three years; or

•	average annual revenue of at least $6,000,000 for the last three years.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Annual Meeting of Stockholders of Auxilio, Inc was held on May 17, 2006. The matter voted upon at the meeting was the election of directors.

At the meeting, the stockholders elected the following persons to serve as directors of Auxilio Inc. until the next annual meeting, or until their removal or resignation: Joseph J. Flynn, Edward B. Case, Robert L. Krakoff, John D. Pace, Max Poll, Michael Vanderhoof, Etienne L. Weidemann.

Name	Votes For	Votes Withheld
Joseph J. Flynn	9,756,715	6,208,233
Edward B. Case	9,756,715	6,208,233
Robert L. Krakoff	9,756,715	6,208,233
John D. Pace	9,756,715	6,208,233
Max Poll	9,756,715	6,208,233
Michael Vanderhoof	9,756,715	6,208,233
Etienne L. Weidemann	9,756,715	6,208,233

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

No.	Item
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of the CEO and CFO pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUXILIO, INC.

Date: August 18, 2006    By:  /s/  Joseph Flynn
   Joseph Flynn
    Chief Executive Officer
    (Principal Executive Officer)

Date: August 18, 2006      /s/  Paul T. Anthony
   Paul T. Anthony
                                                                                      Chief Financial Officer
           (Principal Accounting Officer)