Form 10QSB
period 2006-09-30
AUXILIO INC
filed 2006-11-14
CIK 1011432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark wheter the registrant is a shell company (as defined by Section 12b-2 of the Exchange Act)

Yes	No	X

The number of shares of the issuer's common stock, $0.001 par value, outstanding as of November 14, 2006 was 16,122,809.

Transitional Small Business Disclosure Format:

Yes	No	X

AUXILIO, INC.
FORM 10-QSB
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

 PART I - FINANCIAL INFORMATION

ITEM 1      FINANCIAL STATEMENTS.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2006
(UNAUDITED)

ASSETS
Current assets:
Cash and cash equivalents	$642,604
Accounts receivable, net	1,663,145
Prepaid and other current assets	20,605
Supplies	450,533
Total current assets	2,776,887

Property and equipment, net	298,139
Deposits	28,790
Loan acquisition costs, net	415,459
Intangible assets, net	492,940
Goodwill	1,517,017
Total assets	$5,529,232

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,378,449
Accrued compensation and benefits	325,502
Deferred revenue	306,058
Current portion of long-term debt	616,626
Current portion of capital lease obligations	51,953
Total current liabilities	2,678,588

Note payable, less current portion, net of discount of $240,646	2,031,077

Commitments and contingencies	-

Stockholders' equity:
Common stock, par value at $0.001, 33,333,333 shares
authorized, 16,122,809 shares issued and outstanding	16,124
Additional paid-in capital	16,141,099
Accumulated deficit	(15,537,656)
Total stockholders' equity	819,567
Total liabilities and stockholders' equity	$5,529,232

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2006	2005	2006	2005
Revenues	$2,858,092	$999,005	$7,374,424	$3,020,932

Cost of revenues	2,378,936	693,594	6,713,305	2,357,233

Gross profit	479,156	305,411	661,119	663,699

Operating expenses:
Sales and marketing	510,181	452,110	1,512,065	1,360,285
General and administrative expenses	542,663	586,949	1,736,535	1,597,041
Intangible asset amortization	63,802	93,368	191,405	280,105
Total operating expenses	1,116,646	1,132,427	3,440,005	3,237,431

Loss from operations	(637,490)	(827,016)	(2,778,886)	(2,573,732)
Other income (expense):
Interest expense	(141,788)	(1,164)	(360,793)	(73,720)
Interest income	8,750	11,865	27,494	25,376
Gain (loss) on sale of marketable securities	-	(52,728)	10,448	309,333
Loss on disposal of fixed assets	-	(8,225)	-	(8,225)
Total other income (expense)	(133,038)	(50,252)	(322,851)	252,764

Loss before provision for income taxes	(770,528)	(877,268)	(3,101,737)	(2,320,968)

Income tax expense	-	-	(2,400)	(3,200)

Net loss	$(770,528)	$(877,268)	$(3,104,137)	$(2,324,168)

Net loss per share:
Basic	$(0.05)	$(0.05)	$(0.19)	$(0.15)
Diluted	$(0.05)	$(0.05)	$(0.19)	$(0.15)

Number of weighted average shares:
Basic	16,122,809	16,059,010	16,060,640	15,498,157
Diluted	16,122,809	16,059,010	16,060,640	15,498,157

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005

Net loss	$(770,528)	$(877,268)	$(3,104,137)	$(2,324,168)

Unrealized gain on marketable securities	-	6,500	-	6,500
Reclassification of realized amounts included in net loss	-	-	-	(222,210)

Total other comprehensive income (loss)	-	6,500	-	(215,710)

Comprehensive loss	$(770,528)	$(870,768)	$(3,104,137)	$(2,539,878)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2006
(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2005	15,961,410	$15,963	$15,190,416	$(12,233,519)	$2,972,860
Common stock issued for services	3,538	3	4,950	-	4,953
Relative fair value of warrants issued related to revolving loan payable	-	-	85,079	-	85,079
Stock issued for services rendered in connection with procurement of note payable	45,861	46	69,954	-	70,000
Relative fair value of warrants issued related to convertible loan payable	-	-	340,188	-	340,188
Cashless exercise of warrants to stock	112,000	112	(112)	-	-
Stock compensation expense for options and warrants granted to employees and consultants	-	-	450,624	-	450,624
Net loss	-	-	-	(3,104,137)	(3,104,137)
Balance at September 30, 2006	16,122,809	$16,124	$16,141,099	$(15,337,656)	$819,567

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2006	2005
Cash flows used for operating activities:
Net loss	$(3,104,137)	$(2,324,168)
Adjustments to reconcile net loss to net cash
used for operating activities:
Depreciation	89,690	61,255
Amortization of intangible assets	191,405	280,105
Stock compensation expense for warrants and options issued to employees and consultants	450,624	18,200
Stock issued for services	4,953	-
Gain on sale of marketable securities	(10,448)	(309,333)
Loss on disposition of property and equipment	-	8,225
Interest expense related to amortization of warrants issued for loans	126,836	58,029
Interest expense related to amortization of loan acquisition costs	79,244	-
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(1,174,321)	(5,812)
Supplies	(6,956)	47,866
Prepaid and other current assets	70,760	(12,606)
Deposits	12,565	15,040
Accounts payable and accrued expenses	867,845	(449,638)
Accrued compensation and benefits	2,565	(165,455)
Lease buyout provision	-	(32,196)
Deferred revenue	7,196	74,421
Net cash used for operating activities	(2,392,179)	(2,736,067)
Cash flows (used for) provided by investing activities:
Purchases of property and equipment	(150,577)	(25,639)
Net proceeds from sale of marketable securities	26,698	979,311
Net cash (used for) provided by investing activities	(123,879)	953,672
Cash flows provided by financing activities:
Proceeds from line of credit	250,000	500,000
Repayments on line of credit	(250,000)	(500,000)
Proceeds from convertible note payable	3,000,000	-
Repayments on convertible note payable	(150,000)	-
Acquisition fees paid for convertible note payable	(345,195)	-
Payments on capital leases	(11,084)	(3,626)
Payments on notes payable and long-term debt	-	(159,618)
Net proceeds from issuance of common stock	-	2,967,327
Proceeds from exercise of warrants	-	2,250
Net cash provided by financing activities	2,493,721	2,806,333
Net (decrease) increase in cash and cash equivalents	(22,337)	1,023,938
Cash and cash equivalents, beginning of period	664,941	951,090
Cash and cash equivalents, end of period	$642,604	$1,975,028

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Nine Months Ended September 30,
	2006	2005
Supplemental disclosure of cash flow information:

Interest paid	$154,713	$15,691

Income tax paid	$2,400	$3,200

Non-cash investing and financing activities:

Warrants issued for expenses of private placement	$-	$159,445

Relative fair value of warrants issued related to issuance of note payable	$425,267	$58,029

Relative fair value of options issued related to professional services rendered	$-	$18,200

Property and equipment acquired by capital lease	$26,391	$19,097

Stocks issued for acquisition fees for convertible note payable	$70,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2006 and 2005
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

The accompanying financial statements were prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. The Company reported a net loss of $3,104,137 for the nine months ended September 30, 2006 after a loss of $3,358,784 for the year ended December 31, 2005 and, at September 30, 2006, has an accumulated deficit of $15,337,656 and working capital of $98,299. This raises substantial doubt about the Company's ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company raised additional working capital through a $1,500,000 loan and security agreement with Cambria Investment Fund L.P,, an entity affiliated with a Director of the Company, in October 2006 and a $3,000,000 fixed price convertible note agreement with Laurus Master Fund in April 2006. However, management believes that additional working capital will be required to provide the Company with the ability to continue as a going concern for at least the next twelve months. Management is actively pursuing additional funding with other sources. Through September 30, 2006, the Company has not been able to generate sufficient revenues from its operations to cover its costs and operating expenses. However, the Company anticipates that its revenues will increase through the sale of additional product offerings and the growth of the Company’s customer base.

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

3. OPTIONS AND WARRANTS

Below is a summary of Auxilio stock option and warrant activity during the nine-month period ended September 30, 2006:

Options
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at December 31,2005	2,008,497	$1.48
Granted	584,500	1.36
Exercised	-	-
Cancelled	(169,000)	1.61
Outstanding at September 30, 2006	2,423,997	$1.44	8.18	$-
Exercisable at September 30, 2006	870,554	$1.34	7.40	$-

Warrants
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2005	1,398,535	$1.25
Granted	698,541	1.94
Exercised	(112,000)	.30
Cancelled	(28,000)	.30
Outstanding at September 30, 2006	1,957,076	$1.56	4.03	$95,950
Exercisable at September 30, 2006	1,899,961	$1.55	4.06	$95,950

During the nine months ended September 30, 2006, the Company granted a total of 584,500 options to its employees and directors to purchase shares of the Company’s common stock at an exercise price range of $0.70 to $1.40 per share, which exercise price equaled the fair value of such options on the grant date. The options have graded vesting annually over three years, starting February 2007. The fair value of the options was determined using the Black-Scholes option-pricing model. The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 4.51 to 5.24%; (ii) estimated volatility of 65.16 to 92.47%; (iii) dividend yield of 0.0%; and (iv) expected life of the options of three years.

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

In April 2006, the Company borrowed $3,000,000 under a fixed price convertible note agreement with Laurus Master Fund (LMF). LMF received 478,527 warrants to purchase shares of the Company’s common stock. The exercise price of the warrants is $1.96, representing a 120% premium to the average closing price of the Company’s common stock for the 10 days prior to the closing of the transaction. The warrants have a term of seven years. The fair value of the warrants for the shares issued in connection with the borrowing was $285,487. The fair value of the warrant was determined using the Black-Scholes option-pricing model, with the following assumptions: (i) no expected dividends; (ii) a risk free interest rate of 4.76%; (iii) expected volatility of 64.72%; and (iv) an expected life of the warrants of three years. In accordance with APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” the Company has allocated a value of $260,680 to the warrants based on their relative fair value. Such amount was recorded as a discount against the carrying value of the note and will be amortized to interest expense over the life of the note using the straight-line interest method. The Company also issued 132,514 warrants as finder’s fee compensation to two brokers in connection with this borrowing. The warrants have a term of seven years. The fair value of the warrants for the shares issued in connection with the borrowing was $79,508. The fair value of the warrant was determined using the Black-Scholes option-pricing model, with the following assumptions: (i) no expected dividends; (ii) a risk free interest rate of 4.76%; (iii) expected volatility of 64.72%; and (iv) an expected life of the warrants of three years. Such amount was recorded as a loan acquisition cost and will be amortized to interest expense over the life of the note using the straight-line interest method.

    Beginning January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payments” (“SFAS No. 123(R)”) on a modified prospective transition method to account for its employee stock options and warrants. Under the modified prospective transition method, fair value of new and previously granted but unvested equity awards are recognized as compensation expense in the income statement, and prior period results are not restated. For the three and nine months ended September 30, 2006, stock-based compensation expense recognized in the statement of operations as follows:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Cost of revenues	$36,403	$108,337
Sales and marketing	58,693	120,209
General and administrative expenses	67,043	222,078
Total stock based compensation expense	$162,139	$450,624

If the Company had accounted for stock-based compensation plans using the fair value based accounting method described by SFAS No. 123 for the periods prior to January 1, 2006, the Company’s net loss per common share-basic and diluted for the three and nine months ended September 30, 2005, would have been the following:

	Three Months Ended		Nine Months Ended
	September 30, 2005		September 30, 2005
Net loss:
As reported	$(877,268)	$	$(2,324,168)
Add: APB 25 Expense
Deduct: Total stock based employee compensation expense determined under SFAS 123 fair value based method	249,424		723,757
Net loss, as adjusted	$(1,126,692)		$(3,047,925)

Basic loss per share:
As reported	$(0.05)		$(0.15)
Pro forma	$(0.07)		$(0.20)
Diluted loss per share:
As reported	$(0.05)		$(0.15)
Pro forma	$(0.07)		$(0.20)

4. NET LOSS PER SHARE

Basic net loss per share is based on the weighted average number of shares of the Company’s common stock issued and outstanding during a certain period, and is calculated by dividing net loss by the weighted average number of shares of the Company’s common stock issued and outstanding during such period. Common stock equivalents consist of 4,381,073 and 3,332,282 equity instruments at September 30, 2006 and 2005, respectively. None of the equity instruments outstanding at September 30, 2006 and 2005 have been included in the computation of diluted EPS for the nine months ended September 30, 2006 and 2005 due to the net loss for these periods, which causes these equity instruments to be anti-dilutive.

5. ACCOUNTS RECEIVABLE

As of September 30, 2006, the accounts receivable balance is as follows:

Trade Receivables	$1,665,155
Allowance for doubtful accounts	(2,010)
Total Accounts Receivable	$1,663,145

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

8. CONCENTRATIONS

The Company's five largest customers accounted for approximately 92% and 91% of the Company's revenues for the three and nine months ended September 30, 2006, respectively. Accounts receivable for these five customers totaled approximately $1,336,000 as of September 30, 2006. The Company's five largest customers accounted for approximately 80% and 81% of the Company's revenues for the three and nine months ended September 30, 2005, respectively.

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

The Company filed a registration statement for the Company’s common stock underlying the note and all the underlying warrants with the SEC. On August 15, 2006, such registration statement was declared effective by the SEC. The Company has provided a first lien on all assets of the Company. The Company will have the option of redeeming any outstanding principal of the Note by paying to the LMF 120% of such amount, together with accrued but unpaid interest under this Note. LMF earned fees in the amount of 3.5% of the total investment amount at the time of closing. LMF also received 478,527 warrants to purchase shares of the Company’s common stock. The exercise price of the warrants was $1.96, representing a 120% premium to the average closing price of the Company’s common stock for the 10 days prior to the closing of the transaction. The warrants have a term of seven years. In addition, the Company paid loan origination fees to LMF of $105,000.

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

Interest charges associated with the convertible debentures, including amortization of the discount and loan acquisition costs totaled $264,943 for the nine months ended September 30, 2006.

10. SEGMENT REPORTING

The Company has adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Since the Company operates in one business segment based on the Company’s integration and management strategies, segment disclosure has not been presented.

11.  SUBSEQUENT EVENTS

    In October 2006, the Company entered into a $1,500,000 Loan and Security Agreement (the “Agreement”) with Cambria Investment Fund L.P. (“Cambria”). Upon entering into this agreement Cambria earned the right to receive warrants to purchase up to 300,000 shares of the Company’s common stock at $.46. Additionally Cambria will earn the right to receive warrants to purchase up to additional 450,000 shares at $.46, with 30,000 shares vesting for every multiple of $100,000 borrowed under the Agreement. The fair value of the warrant for the 300,000 shares issued in connection with entering into the agreement and borrowings to date was $92,558. The fair value of the warrant was determined using the Black-Scholes option-pricing model, with the following assumptions: (i) no expected dividends; (ii) a risk free interest rate of 4.51%; (iii) expected volatility of 90.41%; and (iv) an expected life of the warrants of five years. In accordance with APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” the Company has allocated a value of $87,179 to the warrants based on the relative fair value of the warrants and related note payable. Such amount was recorded as a discount against the carrying value of the note and will be amortized to interest expense over the life of the note using the straight-line interest method. In lieu of exercising the warrant, Cambria may convert the warrant, in whole or in part, into a number of shares determined by dividing (a) the aggregate fair market value of the shares or other securities otherwise issuable upon exercise of the warrant minus the aggregate exercise price of such shares by (b) the fair market value of one share.

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

Although we have been able to raise additional working capital through private placement offerings of our common stock and through our recent debt financing with Laurus Master Fund, Ltd and Cambria Investment Fund, L.P., we may not be able to continue this practice in the future nor may we be able to obtain additional working capital through other debt or equity financings. In the event that sufficient capital cannot be obtained, we may be forced to significantly reduce operating expenses to a point which would be detrimental to business operations, curtail business activities, sell business assets or discontinue some or all of our business operations, or take other actions which could be detrimental to business prospects and result in charges which could be material to our operations and financial position. In the event that any future financing should take the form of the sale of equity securities, the current equity holders may experience dilution of their investments. In addition, we may continue to generate insufficient revenues from our operations to cover our cash operating expenses. As a result, we may not be able to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Auxilio now provides total outsourced document image management services and related financial and business processes for major healthcare facilities. Our proprietary technologies and unique processes assist hospitals, health plans and health systems with strategic direction and services that reduce document image expenses, increase operational efficiencies and improve the productivity of their staff. Auxilio’s analysts, consultants and resident hospital teams work with senior hospital financial management and department heads to determine the best possible long term strategy for managing the millions of document images produced by their facilities on a monthly basis. Auxilio’s document image management programs help our clients achieve measurable savings and a fully outsourced document image management process. Auxilio's target market includes medium to large hospitals, health plans and healthcare systems.

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

You should refer to our Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on April 17, 2006, for a discussion of our critical accounting policies.

RESULTS OF OPERATIONS

For the Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005

Revenue

Revenue increased $4,353,492 to $7,374,424 for the nine months ended September 30, 2006, as compared to the same period in 2005. The increase in revenue can be attributed to an increase in the number of recurring revenue contracts. Since November 2005 Auxilio has added three new customers. Recurring revenue for the nine months ended September 30, 2006 for these three new customers totals approximately $3,650,000. Revenue in 2006 includes a single March 2006 equipment sale totaling approximately $690,000 compared to a single equipment sale in June 2005 of approximately $372,000.

Cost of Revenue

Cost of revenue consists of document imaging equipment, parts, supplies and salaries and expenses of field services personnel. Cost of revenue was $6,713,305 for the nine months ended September 30, 2006, as compared to $2,357,233 for the same period in 2005. Substantial components of the increase were the costs to maintain the increased number of recurring revenue contracts, the unexpectedly higher costs of implementation at a new customer and the cost of a March 2006 equipment sale. Also contributing to the current year increase is a stock based compensation charge for $108,337 in 2006. The stock based compensation charge is a new requirement in 2006 in accordance with SFAS 123(R).

Sales and Marketing

Sales and marketing expenses include salaries, commissions and expenses for sales and marketing personnel, travel and entertainment, and other selling and marketing costs. Sales and marketing expenses were $1,512,065 for the nine months ended September 30, 2006, as compared to $1,360,285 for the same period in 2005. Sales and marketing expenses for the first nine months of 2006 are higher as a result of the increase in commissions earned from new sales and travel expenses incurred in an intensified effort to procure new business. Also contributing to the increase is a stock based compensation charge for $120,209 in 2006. The stock based compensation charge is a new requirement in 2006 in accordance with SFAS 123(R).

General and Administrative

General and administrative expenses include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses and other administrative costs. General and administrative expenses increased by $139,494 to $1,736,535 for the nine months ended September 30, 2006, as compared to $1,597,041 for the same period in 2005. The increase is due to a stock based compensation charge for $222,078 in 2006. The stock based compensation charge is a new requirement in 2006 in accordance with SFAS 123(R). This increase is offset by lower current costs in professional fees and building rent.

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

Amortization expense was $191,405 for the nine months ended September 30, 2006 compared to $280,105 for the same period in 2005. The reduction is due to the fact that we charged the remaining book value of certain non-compete agreements to expense in December 2005, as management determined they had no future value.

Other Income (Expense)

Interest expense for the nine months ended September 30, 2006 was $360,793, compared to $73,720 for the same period in 2005. The increase is predominantly a result of borrowings on the $3,000,000 Fixed Price Convertible Note with Laurus Master Fund in April 2006. We incurred interest charges of approximately $144,000 on this note in 2006. Additionally, the amortization of discount charges from the associated cost of warrants issued and amortization of loan acquisition costs comprised approximately $42,000 and $79,000, respectively, of interest expense in 2006. Interest income is primarily derived from short-term interest-bearing securities and money market accounts. Interest income for the nine months ended September 30, 2006 was $27,494, as compared to $25,376 for the same period in 2005, primarily due to an increase in the average balance of invested cash and short-term investments.

Gain on sale of marketable equity securities for the nine months ended September 30, 2006 was $10,448, compared to $309,333 for the same period in 2005. The 2006 gain was from the sale of 32,500 shares in General Environmental Management Inc (GEVM.OB). The 2005 net gain was from the sale of 246,900 shares in Workstream Inc. (WSTM).

Income Tax Expense

Income tax expense for the nine months ended September 30, 2006 and 2005 of $2,400 and $3,200 respectively, represents the minimum amounts due for state filing purposes.

For the Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005

Revenue

Revenue increased $1,859,087 to $2,858,092 for the three months ended September 30, 2006, as compared to the same period in 2005. The increase in revenue is attributed to an increase in the number of recurring revenue contracts. Since November 2005 we have added three new customers that generated recurring revenues this quarter totaling approximately $1,790,000.

Cost of Revenue

Cost of revenue consists of document imaging equipment, parts, supplies and salaries and expenses of field services personnel. Cost of revenue increased $1,685,342 to $2,378,936 for the three months ended September 30, 2006, as compared to the same period in 2005. Substantial components of increase were the costs to maintain an increased number of recurring revenue contracts and the unexpectedly higher costs of implementation at a new customer. Also contributing to the increase is a stock based compensation charge for $36,403 in 2006. The stock based compensation charge is a new requirement in 2006 in accordance with SFAS 123(R).

Sales and Marketing

Sales and marketing expenses include salaries, commissions and expenses for sales and marketing personnel, travel and entertainment, and other selling and marketing costs. Sales and marketing expenses were $510,181 for the three months ended September 30, 2006, as compared to $452,110 for the same period in 2005. Sales and marketing expenses for the third quarter of 2006 are higher as a result of a stock based compensation charge for $58,693 in 2006. The stock based compensation charge is a new requirement in 2006 in accordance with SFAS 123(R).

General and Administrative

General and administrative expenses include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses and other administrative costs. General and administrative expenses decreased by $44,286 to $542,663 for the three months ended September 30, 2006, as compared to $586,949 for the same period in 2005. The decrease is due to bringing an information technology department in-house in 2006 and lower professional fees incurred during the quarter. This is partially offset by a stock based compensation charge of $67,043 in 2006. The stock based compensation charge is a new requirement in 2006 in accordance with SFAS 123(R).

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

Amortization expense was $63,802 for the three months ended September 30, 2006 compared to $93,368 for the same period in 2005. The reduction is due to the fact that we charged the remaining book value of certain non-compete agreements to expense in December 2005, as management determined they had no future value.

Other Income (Expense)

Interest expense for the three months ended September 30, 2006 was $141,788, compared to $1,164 for the same period in 2005. The increase is predominantly a result of borrowings on the $3,000,000 Fixed Price Convertible Note with Laurus Master Fund in April 2006. We incurred interest charges of approximately $76,000 on this note in the third quarter of 2006. Additionally, the amortization of discount charges from the associated cost of warrants issued and amortization of loan acquisition costs comprised approximately $22,000 and $41,000, respectively, of interest expense in the third quarter of 2006. Interest income is primarily derived from short-term interest-bearing securities and money market accounts. Interest income for the three months ended September 30, 2006 was $8,750, as compared to $11,865 for the same period in 2005, primarily due to a decrease in the average balance of invested cash and short-term investments.

Loss on sale of marketable equity securities for the three months ended September 30, 2006 was zero, compared to $52,728 for the same period in 2005. The 2005 loss was from the sale of the last 50,000 shares in Workstream Inc. (WSTM).

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2006, our cash and cash equivalents were $642,604. Our principal cash requirements are for operating expenses, including equipment, supplies, employee costs, capital expenditures and funding of the operations. Our primary sources of cash were from revenues, a convertible note payable in April 2006 and a 2005 private placement offering of our common stock.

During the nine months ended September 30, 2006, we used $2,392,179 for operating activities, as compared to using $2,736,067 for the same period in 2005. The increase in cash use in 2006 was due the cost of implementation and operation of three large customers coupled with the increase in the number of days sales in accounts receivable as of the end of the period.

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

Management believes that additional working capital will be required to provide the Company with the ability to continue as a going concern for at least the next twelve months. In October, 2006, the Company entered into a $1,500,000 line of credit agreement with Cambria. Management is actively pursuing additional funding through other debt and equity financings. Through September 30, 2006, the Company has not been able to generate sufficient revenues from its operations to cover its costs and operating expenses. However, the Company anticipates that its cashflow will improve through the sale of additional product offerings and the growth of the Company’s customer base.

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

We experienced a net operating loss of approximately $3,104,137 for the nine months ended September 30, 2006 and have working capital of $98,299 and an accumulated deficit of $15,337,656 as of September 30, 2006. There can be no assurance that we will be able to operate profitably in the future. In the event that we are not successful in implementing our business plan, we will require additional financing in order to succeed. There can be no assurance that additional financing will be available now or in the future on terms that are acceptable to us. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures, all of which could have a material adverse effect on our business, financial condition or operating results. If sufficient capital cannot be obtained, we may be forced to significantly reduce operating expenses to a point which would be detrimental to business operations, curtail research and development activities, sell business assets or discontinue some or all of its business operations, or take other actions which could be detrimental to business prospects and result in charges which could be material to its operations and financial position. In the event that any future financing should take the form of the sale of equity securities, the current equity holders may experience dilution of their investments.

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

WE ARE DEPENDENT UPON OUR LARGEST CUSTOMERS.

The loss of any key customer could have a material adverse effect upon our financial condition, business, prospects and results of operation. Our five largest customers represent approximately 91% of our revenues for the nine months ended September 30, 2006. The loss of these customers may contribute to our inability to operate as a going concern and may require us to obtain additional equity funding or debt financing (beyond the amounts described above) to continue our operations. We cannot be certain that we will be able to obtain such additional financing on commercially reasonable terms, or at all.

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

AUXILIO, INC.

Date: November 14, 2006	By:	/s/ Etienne Weidemann
Etienne Weidemann
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2006	/s/ Paul T. Anthony
Paul T. Anthony
Chief Financial Officer
( Principal Accounting Officer)