Form 10KSB
AUXILIO INC
filed 2007-04-02
CIK 1011432

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-KSB

[X]	Annual report under Section 13 or 14(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006.

[ ]              Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from   to
Commission File Number: 000-27507
AUXILIO, INC.
(Name of Small Business Issuer in its Charter)

Nevada	88-0350448
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

27401 Los Altos, Suite 100, Mission Viejo, California 92691
(Address of principal executive offices)

(949) 614-0700
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Act: None
Securities registered under Section 12(g) of the Act:

Common Stock, $.001 par value
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Issuer’s revenues for the year ended December 31, 2006 were $10,248,270.

The aggregate market value for the Issuer’s voting stock held by non-affiliates of the Issuer based upon the $.84 per share closing sale price of the Common Stock on March 29, 2007 as reported on the Over-the-Counter Bulletin Board, was approximately $12,471,318. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 29, 2007, Registrant had 16,122,809 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

Transitional Small Business Disclosure Format (check one):
Yes [ ]  No [X]

AUXILIO, INC.
FORM 10-KSB ANNUAL REPORT

TABLE OF CONTENTS

                          Page
PART

PART II

                                            Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Small Business
                                                                     Issuer Purchases of Equity Securities.................................................................................................................................7

            Item 6.    Management’s Discussion and Analysis of Plan of Operations...................................................................................10

            Item 7.    Consolidated Financial Statements....................................................................................................................... F-2 - F-23

            Item 8.    Changes in and Disagreements with Accountants
                             on Accounting and Financial Disclosure..........................................................................................................................19
            Item 8A.          Controls and Procedures......................................................................................................................................................19

            Item 8B.           Other Information..................................................................................................................................................................19

PART III
Item 9.	Directors, Executive Officers, Promoters and Control Persons:
Compliance with Section 16(a) of the Exchange Act.........................................................................................................19

                    Item 10.           Executive Compensation.......................................................................................................................................................20

Item 11.	Security Ownership of Certain Beneficial Owners and Management and

PART I

Statements contained in this Report that are not historical facts or that discuss our expectations or beliefs regarding our future operations or future financial performance, or financial or other trends in our business, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the 1933 Act) and Section 21E of the Securities Exchange Act of 1934, as amended (the 1934 Act). Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Often, they include the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.” The achievement or realization of the expectations or beliefs set forth in forward-looking statements are subject to a number of risks and uncertainties that could cause our financial condition or operating results in the future to differ significantly from those expected at the current time. Those risks and uncertainties are described in this Item 1 “Business,” in Item 6 “Management’s Discussion and Analysis of Plan of Operation—Factors That May Affect Our Future Results” as well as those discussed in any documents incorporated by reference herein or therein. Due to these uncertainties and risks, readers are cautioned not to place undue reliance on forward-looking statements contained in the Report, which speak only as of the date of this Annual Report. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1.  Description of Business

Introduction

Auxilio, Inc. (the Company or Auxilio) was originally incorporated under the laws of the State of Nevada on August 29, 1995, under the name Corporate Development Centers, Inc. As a result of a series of transactions, which are more fully described in the section entitled “Background” below, the Company, in April 2004, changed its name to Auxilio, Inc. The Company is currently headquartered in Orange County, California, with its principal executive offices located at 27401 Los Altos, Suite 100, Mission Viejo, 92691. The Company is engaged in the business of providing fully outsourced document image management services to the healthcare industry. For more information on the Company and its products and services see the section entitled “Principal Products or Services” below or visit our website at www.auxilioinc.com.

Where appropriate, references to “Auxilio”, the “Company,” “we” or “our” include Auxilio, Inc. and/or our wholly owned subsidiaries, Auxilio Solutions, Inc. and e-Perception Technologies, Inc.

Background

Auxilio, Inc. was incorporated in the State of Nevada on August 29, 1995. From its incorporation in August 1995 until January 2002, the Company had no significant operations. In January of 2002, the Company’s predecessor e-Perception Technologies, Inc. (e-Perception), a Human Resources software concern, completed a tender offer with Corporate Development Centers, Inc. (CDC). CDC’s common stock traded on the OTC Bulletin Board. In connection with the tender offer, the stockholders of e-Perception received one (1) share of CDC for every four (4) shares of e-Perception common stock they owned prior to the tender offer. As a result, e-Perception became a wholly owned subsidiary of CDC. CDC subsequently changed its name to e-Perception, Inc. Approximately eighteen months later e-Perception changed its name to PeopleView, Inc. (PeopleView) and traded under the symbol PPVW.

For the fiscal year ended December 31, 2003, and including the period from January 1, to March 31, 2004, PeopleView developed, marketed and supported web based assessment and reporting tools and provided consulting services that enabled companies to manage their Human Capital Management (HCM) needs in real-time.

In March 2004, PeopleView entered into an asset purchase and sale agreement with Workstream, Inc. (Workstream) whereby the Company sold to Workstream substantially all of its assets, including its software products and related intellectual property, its accounts receivable, certain computer equipment, customer lists, and the PeopleView name, among other things. Pursuant to an addendum to the original agreement, the final consideration the Company received was cash equal to $250,000, 246,900 shares of Workstream common stock, and a warrant to purchase an additional 50,000 shares at an exercise price of $3.00 per share. The business operations of PeopleView were discontinued in March 2004.

On April 1, 2004, PeopleView completed the acquisition of Alan Mayo and Associates, Inc. dba The Mayo Group (and referred to herein as TMG). TMG offered outsourced image management services to healthcare facilities throughout California, and this acquisition forms the basis for Auxilio’s current operations. Subsequent to the acquisition of TMG, PeopleView changed its name to Auxilio, Inc. and changed TMG’s subsidiary name to Auxilio Solutions, Inc. Our stock now trades on the Over-the Counter Bulletin Board under the symbol AUXO.OB.

Principal Products or Services

Auxilio is a services and technology firm that provides fully outsourced document image management (Image Management) services to the healthcare industry. Auxilio provides full-time on-site management teams to perform a customized Image Management program that includes the following services:
•	Vendor monitoring, management and contract negotiation
•	Change management and end-user training programs
•	Utilization management
•	Financial reporting
•	Workflow efficiency management
•	Information systems integration, connectivity and image migration strategies
•	Strategy execution working with the customer to execute a long-term Image Management strategy

Auxilio’s products and services also include the sales, integration and services of automated office equipment including digital and color copiers, printers, facsimile machines and multi-function equipment.

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

•
Auxilio is unique in its 100% focus on healthcare. No other vendor/service provider has its entire business dedicated to solving issues inside of healthcare with the expertise and knowledge base unmatched in the market.

•
Auxilio is unique in its approach to providing fully outsourced Image Management programs. Auxilio’s program is completely outsourced and hospitals need only pay a single invoice. Auxilio operates the Image Management process as a department in the hospital with full-time staff on-site. The vendors and dealers in the vast majority of instances have multiple small and large customers in a geographic area to whom they are providing services and this causes major delays in service and supplies to the hospitals. In addition, by focusing solely on the hospital campus, Auxilio enjoys much lower turn-around times for service, greater up sell opportunities and a much deeper service relationship with the customer.

•
Auxilio is not restricted to any single equipment vendor. Auxilio is committed to bringing the best hardware and software solutions to our customers. Our approach is to use the best technology to solve the solution in the best manner possible without any prejudice as to equipment.

•
Auxilio maintains a daily connection with the hospital providing a detailed strategy and plan on equipment acquisition saving the hospitals a great deal of time, effort and money in this cumbersome and confusing process.

Customers

Most of the Company’s customers are hospitals and Integrated Health Delivery Networks (IDN). The loss of any key customer could have a material adverse effect upon the Company’s financial condition, business, prospects and results of operation. The Company's five largest customers represent approximately 91% of the Company's revenues for the year ended December 31, 2006.

Intellectual Property

The Company has not applied for or been granted any patents with respect to its technology, or processes, as related to document and image management, in addition to document and image processing. We do have rights to several trademarks in respect of process documents and related marketing documents. The most valuable of these is the Image Management Maturity Model (IM3™) which is a unique approach to document management that details processes and enables Auxilio to offer a service that is duplicable in distributed regions.

Government Regulation

We are subject to federal, state and local regulations concerning the environment and occupational safety and health standards. We have not experienced significant difficulty in complying with such regulations and compliance has not had a material effect on our business or our financial results.

Research and Development

As a result of our acquisition of TMG on April 1, 2004, and our subsequent decision to concentrate our focus on document and image management services, as well as document and image processing, it is no longer required that we make material expenditures on research and development. Prior to our acquisition of TMG, we had a research and development organization that was responsible for product architecture, development of core technology, product testing, quality assurance and ensuring the compatibility of the products with leading hardware platforms, operating systems and database systems for the Company’s human resources software, which was sold to Workstream in March 2004.

Employees

As of December 31, 2006, we had sixty full-time employees and one part-time employee. Of these employees, fifty were engaged in providing services, four were engaged in sales and marketing, and seven were engaged in general and administrative. None of our employees are represented by a labor union or a collective bargaining agreement. We have not experienced any work stoppages and consider our relations with our employees to be good.

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

Item 3.  Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising from our ordinary course of business. We are aware of no claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on our business or our financial results.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of its fiscal year ended December 31, 2006.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

    The Company’s common stock currently trades on the Over-the-Counter Bulletin Board (OTC), under the trading symbol of “AUXO.OB”. Because we are listed on the OTC, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on another exchange.

The following table sets forth for each quarter during fiscal years 2006 and 2005 the high and low bid quotations for shares of Auxilio Common Stock as reported on the OTC.

Quarter	Low	High
January 1, 2005—March 31, 2005.	$1.95	$3.10
April 1, 2005—June 30, 2005.	$1.90	$2.40
July 1, 2005—September 30, 2005.	$1.65	$2.20
October 1, 2005—December 31, 2005.	$1.50	$2.25
January 1, 2006—March 31, 2006.	$1.40	$2.00
April 1, 2006—June 30, 2006.	$1.00	$1.65
July 1, 2006—September 30, 2006.	$0.45	$1.10
October 1, 2006—December 31, 2006.	$0.33	$0.57

On March 26, 2007, we had approximately 297 stockholders of record.

We have not paid any dividends on our Common Stock and do not expect to do so in the foreseeable future.  We intend to apply our earnings, if any, to expanding our operations and related activities.  The payment of cash dividends in the future will be at the discretion of the Board of Directors and will depend upon such factors as earnings levels, capital requirements, our financial condition and other factors deemed relevant by the Board of Directors.  In addition, our ability to pay dividends is limited under current loan agreements, which restrict or prohibit the payment of dividends.

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2006 with respect to Auxilio’s equity compensation plans under which equity securities of Auxilio are authorized for issuance.

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuances Under Plan
Equity compensation plans approved by security holders (1):	2,182,648	$1.39	1,284,019
Equity compensation plans not approved by security holders (2):	2,467,077	$1.34	-
Total	4,649,725		1,284,019

(1)	These plans consist of the 2000 Stock Option Plan, 2001 Stock Option Plan, the 2003 Stock Option Plan and the 2004 Stock Option Plan.
(2)	From time to time and at the discretion of the Board of Directors the Company may issue warrants to key individuals or officers of the Company as performance based compensation.

Unregistered Sales of Equity Securities

On October 26, 2006, we entered into a Loan and Security Agreement (the Loan) with Cambria Investment Fund, L.P. (Cambria). Michael D. Vanderhoof, a director of Auxilio, is a principal in Cambria. Under the agreement, we can borrow up to $1,500,000. In consideration for entering into the Loan, Cambria received warrants to purchase up to 750,000 shares of Auxilio common stock exercisable at $.46, the market price upon execution, with 300,000 shares vesting upon the execution of the warrant agreement and 30,000 shares vesting for every multiple of $100,000 borrowed under the Loan with the Company. The warrants issued to Cambria in connection with this transaction are exempt from registration under Section 5 of the Securities Act of 1933, as amended (Securities Act), pursuant to Section 4(2) of the Securities Act and Rule 506 promulgated under Regulation D. Through December 2006, we had borrowed $745,000 on the Loan. This borrowing earned Cambria the right to receive warrants to purchase 210,000 shares. The fair value of the warrant for the 300,000 shares issued upon execution was $92,558. Such amount was recorded as a loan acquisition cost and will be amortized to interest expense over the life of the note using the straight-line interest method. The fair value of the warrant for the 210,000 shares issued in connection with the borrowing was $71,086. In accordance with APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” we have allocated a value of $71,086 to the warrants based on their relative fair value. Such amount was recorded as a discount against the carrying value of the note and will be amortized to interest expense over the life of the note using the straight-line interest method. The fair value of the warrants was determined using the Black-Scholes option-pricing model. (See Note 8 of the Notes to the Consolidated Financial Statements for the fair value assumptions used.)

In April 2006, we borrowed $3,000,000 under a fixed price convertible note agreement with Laurus Master Fund, Ltd. (LMF). LMF received 478,527 warrants to purchase shares of Auxilio common stock. The exercise price of the warrants is $1.96, representing a 120% premium to the average closing price of Auxilio’s common stock for the 10 days prior to the closing of the transaction. The warrants have a term of seven years. The warrants issued to LMF in connection with this transaction are exempt from registration under Section 5 of the Securities Act, pursuant to Section 4(2) of the Securities Act and Rule 506 promulgated under Regulation D. The fair value of the warrants for the shares issued in connection with the borrowing was $285,487. The fair value of the warrant was determined using the Black-Scholes option-pricing model. In accordance with APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” we have allocated a value of $260,680 to the warrants based on their relative fair value. Such amount was recorded as a discount against the carrying value of the note and will be amortized to interest expense over the life of the note using the straight-line interest method. We also issued 132,514 warrants as finder’s fee compensation to two brokers in connection with this borrowing. The warrants have a term of seven years. The warrants issued to the two brokers in connection with this transaction are exempt from registration under Section 5 of the Securities Act, pursuant to Section 4(2) of the Securities Act and Rule 506 promulgated under Regulation D. The fair value of the warrants for the shares issued in connection with the borrowing was $79,508. The fair value of the warrant was determined using the Black-Scholes option-pricing model. Such amount was recorded as a loan acquisition cost and will be amortized to interest expense over the life of the note using the straight-line interest method. (See Note 8 of the Notes to the Consolidated Financial Statements for the fair value assumptions used.)

On November 23, 2005, we entered into a Loan and Security Agreement (the Initial Loan) with Cambria. Michael D. Vanderhoof, a director of the Company, is a principal in Cambria. Under the agreement, we have the ability to borrow up to $500,000. In consideration for entering into the Initial Loan, Cambria received warrants to purchase up to 250,000 shares of Auxilio common stock at $1.80, the market price upon execution, with 75,000 shares vesting upon the execution of the warrant agreement and 17,500 shares vesting for every multiple of $50,000 borrowed under the Initial Loan. The warrants issued to Cambria in connection with this transaction are exempt from registration under Section 5 of the Securities Act, pursuant to Section 4(2) of the Securities Act and Rule 506 promulgated under Regulation D. The fair value of the vested warrant to purchase 75,000 shares issued upon execution was $69,557. In March 2006, we borrowed $250,000 on the Loan. This borrowing earned Cambria the right to receive warrants to purchase 87,500 shares. The fair value of the warrant for the 87,500 shares issued in connection with the borrowing was $128,970. In accordance with APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” we have allocated a value of $85,079 to the warrants based on their relative fair value. Such amount was recorded as a discount against the carrying value of the note and was to be amortized to interest expense over the life of the note using the straight-line interest method. In April 2006, we paid in full the outstanding principal balance under the Initial Loan and charged the remaining unamortized balance of the discount to interest expense. The fair value of the warrants was determined using the Black-Scholes option-pricing model. (See Note 8 of the Notes to the Consolidated Financial Statements for the fair value assumptions used.)

In August 2005, as payment to an individual for professional services rendered, we granted 23,250 options to purchase shares of the Company’s common stock at an exercise price of $1.91 per share, which exercise price equals the fair value of the stock issued on the grant date. The options have immediate vesting. The options issued to this individual in connection with this transaction are exempt from registration under Section 5 of the Securities Act, pursuant to Section 4(2) of the Securities Act and Rule 506 promulgated under Regulation D. The fair value of the options of $18,200 was recorded as expense in August 2005. The fair value was determined using the Black-Scholes option-pricing model. (See Note 9 of the Notes to the Consolidated Financial Statements for the fair value assumptions used.)

In February 2005, we initiated a private placement of up to 2,500,000 shares of our common stock at a purchase price of $2.00 per share. On July 31, 2005, we closed the offering, selling 1,619,750 shares, with net proceeds of $2,967,327. The shares of common stock sold in connection with this offering are exempt from registration under Section 5 of the Securities Act, pursuant to Section 4(2) of the Securities Act and Rule 506 promulgated under Regulation D.

In February 2005, a member of the Company’s Board of Directors exercised warrants for 3,000 shares of the Company’s common stock at an exercise price of $0.75.

Item 6. Management’s Discussion and Analysis of Plan of Operations

Introduction

The following discussion presents information about our consolidated results of operations, financial condition, liquidity and capital resources and should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Report.

Forward Looking Statements. This discussion contains statements regarding operating trends and our beliefs and expectations regarding our future financial performance and future financial condition (which are referred to as “forward looking statements”). The consequences of those operating trends on our business and the realization of our expected future financial results, which are discussed in those statements, are subject to the uncertainties and risks described below in this Section under the caption “Factors That May Affect Future Results.” Due to those uncertainties and risks, the duration and effects of those operating trends on our business and our future financial performance may differ, possibly significantly, from those that are currently expected as set forth in the forward looking statements. As a result, you should not place undue reliance on those forward looking statements.

Overview

Auxilio, Inc. and its wholly owned subsidiary, Auxilio Solutions, Inc., (Auxilio) provide integration strategies and outsourced services for document image management in healthcare facilities. The Company helps hospitals and health systems reduce expenses and create manageable, dependable document image management programs by managing their back-office processes. The process is initiated through a detailed proprietary Image Management Assessment (IMA). The IMA is a strategic, operational and financial analysis that is performed at the customer’s premises using a combination of proprietary processes and innovative web based technology for data collection and report generation. After the IMA and upon engagement, Auxilio capitates the cost of the entire document image management process for the customer and places a highly trained resident team on site to manage the entire process in accordance with our Image Management Maturity Model (IM3™). Auxilio is focused solely on the healthcare industry.

Application of Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to stock-based compensation, customer programs and incentives, bad debts, inventories, intangible assets, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We consider the following accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment:
•	Revenue recognition;
•	Stock-based compensation;
•	Accounting for income taxes; and
•	Impairment of intangible assets.

Please also see disclosures in Note 1 of the financial statements for the Company’s accounting policies and procedures.

Results of Operations

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

Net Revenue

Revenues consist of equipment sales and ongoing service and supplies. Net revenue increased $5,957,308 to $10,248,270 for the year ended December 31, 2006, as compared to the same period in 2005. The increase in revenue can be attributed to an increase in the number of recurring revenue contracts. Since November 2005, Auxilio has added three new customers. Recurring revenue for the year ended December 31, 2006 for these three new customers totals approximately $5,690,000. Revenue in 2006 includes equipment sales totaling approximately $1,087,000 compared to equipment sales in 2005 of approximately $703,000.

Cost of Revenue

Cost of revenue consists of salaries and expenses of field services personnel, document imaging equipment, and parts and supplies. Cost of revenue was $9,270,539 for the year ended December 31, 2006, as compared to $3,225,155 for the same period in 2005. Substantial components of the increase were the costs to maintain the increased number of recurring revenue contracts, the unexpectedly higher costs of implementation at a new customer and the cost from higher equipment sales in 2006. Also contributing to the current year increase is a stock based compensation charge for $108,099 in 2006. The stock based compensation charge is a new requirement in 2006 in accordance with SFAS 123(R).

Sales and Marketing

Sales and marketing expenses include salaries, commissions and expenses of sales and marketing personnel, travel and entertainment, and other selling and marketing costs. Sales and marketing expenses were $1,972,743 for the year ended December 31, 2006, as compared to $1,783,196 for the same period in 2005. Sales and marketing expenses for 2006 are higher as a result of the stock based compensation charge of $229,057 which is a new requirement in 2006 in accordance with SFAS 123(R). There was also an increase of $78,001 in sales commissions paid in 2006 for new customer contracts. This increase is offset by management’s effort in 2006 to decrease marketing and travel expenses which resulted in approximately $65,000 in savings.

General and Administrative

General and administrative expenses, which include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses, and other administrative costs, decreased by $175,097 to $2,152,400 for the year ended December 31, 2006, as compared to $2,327,497 for the same period in 2005. The 2006 expense includes a stock based compensation charge for $238,818. The stock based compensation charge is a new requirement in 2006 in accordance with SFAS 123(R). This increase is more than offset by lower current costs in bonuses, professional fees and building rent.

Intangible Asset Amortization

As a result of our acquisition activity, we have recorded a substantial amount of goodwill, which is the excess of the cost of our acquired business over the fair value of the acquired net assets, and other intangible assets. We evaluate the goodwill for impairment at least annually. We examine the carrying value of our other intangible assets as current events and other circumstances warrant a determination of whether there are any impairment losses. If indicators of impairment arise with respect to our other intangible assets and our future cash flows are not expected to be sufficient to recover the assets’ carrying amounts, an impairment loss will be charged as an expense in the period identified. During the year ended December 31, 2005, we recorded an impairment charge of $109,000 that is described in the paragraph below. Other intangible assets with estimated useful lives are amortized over their estimated lives.

Amortization expense was $255,206 for the year ended December 31, 2006, compared to $482,564 in the same period in 2005. Amortization was related to intangible assets acquired through the acquisition of The Mayo Group in April 2004. The decrease is due substantially to charging to expense in 2005 the remaining unamortized balance of non-compete agreements which management determined no longer held value.

Other Income (Expense)

Interest expense for the year ended December 31, 2006 was $537,018, as compared to $148,365 for the same period in 2005. The increase in interest expense is due primarily to non-cash discount charges and periodic interest costs incurred under two Loan and Security Agreements with Cambria Investment Fund, L.P. and the fixed price convertible note agreement with Laurus Master Fund.

Interest income is primarily derived from short-term interest-bearing securities and money market accounts. Interest income for the year ended December 31, 2006 was $28,826, as compared to $35,373 for the same period in 2005, primarily due to a decrease in the average balance of invested cash and short-term investments.

       Gain on sale of marketable securities of $10,447 in 2006 related to the sale of our investment in General Environmental Management, Inc. The gain in 2005 of $293,083 related primarily to the excess of sales price over the cost of investment in Workstream’s common stock in 2005 and the disposition of other Workstream derivatives.

Loss on disposal of fixed assets of $8,225 in 2005 was due to the write off of capitalized software no longer being utilized. No such activities took place in 2006.

Liquidity and Capital Resources

At December 31, 2006, our cash and cash equivalents were equal to $319,437. Our principal cash requirements are for operating expenses, including equipment, supplies, employee costs, capital expenditures and funding of the operations. Our primary sources of cash were from revenues, a $3,000,000 fixed price convertible note agreement with Laurus Master Fund and $745,000 borrowed on a revolving loan with Cambria Investment Fund L.P..

During the year ended December 31, 2006, we used cash of $3,236,963 for operating activities, as compared to using cash of $4,009,430 for the same period in 2005. The decrease in cash use was primarily due to lengthening the days to pay on trade payables in 2006, which more than offset the increase in the number of days sales in receivables. Also, in 2005 there were debts remaining from the acquisition of Alan Mayo and Associates that were paid down and extinguished by early 2006.

In April 2006, we entered into a $3,000,000 Fixed Price Convertible Note (the “Note”) agreement with Laurus Master Fund (LMF). The term of the Note is for three years at an interest rate of WSJ prime plus 2.0%. The conversion, repayment, collateral and other terms are detailed in note 6 to the consolidated financial statements.

In October 2006, we entered into a Loan and Security Agreement (the Loan) with Cambria Investment Fund, L.P. One of our directors, Michael D. Vanderhoof, is a principal in Cambria Investment Fund. Through December 31, 2006, we borrowed $745,000 of the available $1,500,000. Interest accrues daily upon any unpaid principal balance at the rate of twelve percent (12%) per annum and is payable quarterly. The outstanding principal balance is due and payable in full on October 22, 2007; however, as further described below, we are in the process of extending the due date to May 1, 2008.  The Loan is secured by substantially all of our assets and is subordinate to the Laurus Master Fund Fixed Price Convertible Note.

We saw the addition of four new customers in 2006 including the closing of the Company’s largest contract to date in March 2006. We have closed a large equipment sale with an existing client in the first quarter of 2007 and we anticipate other equipment sales in 2007. We expect to close additional recurring revenue contracts to new customers throughout 2007. We reduced our sales and operations staff in late 2006 in an effort to lower operating costs. We have the short-term availability of additional funds through our Loan with Cambria Investment Fund, L.P. We believe there are adequate funds to sustain our business operations over the next twelve months. If events or circumstances occur such that we do not meet our operating plan as expected, we may be required to seek additional capital and/or reduce certain discretionary spending, which could have a material adverse effect on our ability to achieve our business objectives. We may seek additional financing, which may include debt and/or equity financing or funding through third party agreements. There can be no assurance that any additional financing will be available on acceptable terms, if at all. Any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants.

On March 30, 2007, we signed a term sheet with Cambria to restructure the Loan extending the maturity date of the $745,000 outstanding balance to May 1, 2008 and extending the maturity date of the remaining unborrowed amount of $755,000 to December 31, 2008.  In return, we agreed to immediately vest the remaining 240,000 unvested warrants under the original agreement and provide one additional warrant share for every two dollars of new borrowings against the $755,000.  The exercise price of the additional warrants will provide for a 10% discount to the closing price of our common stock on the date the restructuring is completed.  We anticipate finalizing this agreement in April 2007.

Contractual Obligations and Contingent Liabilities and Commitments

Our long-term contractual obligations as of December 31, 2006 are as follows:

	Total	2007	2008	2009	2010
Long-term debt	$2,400,000	$600,000	$1,800,000	$ -	$ -
Capital leases	57,433	28,074	25,315	4,044	-
Operating leases	531,091	163,464	167,467	171,470	28,690
Purchase obligations	-	-	-	-	-
Total	$2,988,524	$791,538	$1,992,782	$175,514	$28,690

Factors That May Affect Our Future Results

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

WE HAVE A LIMITED OPERATING HISTORY WITH RESPECT TO OUR CORE BUSINESS STRATEGY.

Our business was incorporated in March 2000. During March and April of 2004, we entered into two transactions which changed the Company’s business operations and revenue model. In March 2004, the Company sold its survey and assessment software to Workstream, Inc. In April 2004, the Company completed an acquisition of The Mayo Group and as a result of such acquisition, entered the Image Management industry. The future revenue opportunity is focused on providing outsourced financial and business processes for image management in healthcare. We have limited operating history in this industry on which to base an evaluation of our business and prospects, and any investment decision must be considered in light of the risks and uncertainties encountered by companies in the early stages of development. Such risks and uncertainties are frequently more severe for those companies operating in new and rapidly evolving markets.

Some of the factors upon which our success will depend include (but are not limited to) the following:

•	the market’s acceptance of our products and services;

•	the emergence of competitors in our target market, and the quality and development of their products and services

In order to address these risks, we must (among other things) be able to:

•	successfully complete the development of our products and services;

•	modify our products and services as necessary to meet the demands of our market;

•	attract and retain highly skilled employees; and

•	respond to competitive influences.

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

The Company experienced a net operating loss of $3,402,618 for the fiscal year ended December 31, 2006, a net operating loss of $3,527,450 for the fiscal year ended December 31, 2005, net operating income of approximately $228,000 for the fiscal year ended December 31, 2004 (before reclassification for discontinued operations). There can be no assurances that the Company will be able to operate profitably in the future. In the event that the Company is not successful in implementing its business plan, the Company will require additional financing in order to succeed. There can be no assurance that additional financing will be available now or in the future on terms that are acceptable to the Company. If adequate funds are not available or are not available on acceptable terms, the Company may be unable to develop or enhance its products and services, take advantage of future opportunities or respond to competitive pressures, all of which could have a material adverse effect on the Company's business, financial condition or operating results.

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

WE ARE DEPENDENT UPON OUR LARGEST CUSTOMERS.

The loss of any key customer could have a material adverse effect upon the Company’s financial condition, business, prospects and results of operation. The Company's five largest customers represent approximately 91% of the Company's revenues for the year ended December 31, 2006. Although the Company anticipates that these customers will represent less than 63% of revenue for 2007 and 47% for 2008, the loss of these customers may contribute to our inability to operate as a going concern and may require us to obtain additional equity funding or debt financing (beyond the amounts described above) to continue our operations. We cannot be certain that we will be able to obtain such additional financing on commercially reasonable terms, or at all.

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

SHAREHOLDERS WILL EXPERIENCE DILUTION AS A RESULT OF THE COMPANY’S STOCK OPTION PLANS.

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

As of December 31, 2006, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on their review and evaluation as of the date of this statement, and subject to the inherent limitations all as described above, Auxilio’s Chief Executive Officer and Chief Financial Officer have concluded that Auxilio’s disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) were effective as of December 31, 2006 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

During the most recent fiscal quarter, there were no significant changes in the Company’s internal control over financial reporting or in other factors that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 8B. Other Information

All requisite reports on Form 8-K were filed in the fourth quarter ended December 31, 2006.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons: Compliance With Section 16(a) of the Exchange Act

Information with respect to our executive officers and directors will be contained in the Definitive Proxy Statement relating to our 2007 Annual Meeting of Stockholders; said information is incorporated herein by reference.

The Company has adopted a code of ethics, which applies to all members of management.

Item 10. Executive Compensation

A description of the compensation of our executive officers will be contained in the Definitive Proxy Statement relating to our 2007 Annual Meeting of Stockholders; said information is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders

A description of the security ownership of certain beneficial owners and management will be contained in the Definitive Proxy Statement relating to our 2007 Annual Meeting of Stockholders; said information is incorporated herein by reference.

Item 12. Certain Relationships and Transactions

Description of certain relationships and related transactions with management will be contained in the Definitive Proxy Statement relating to our 2007 Annual Meeting of Stockholders; said information is incorporated herein by reference.

Item 13. Exhibits

Exhibits

No.	Item
2.1
Agreement and Plan of Reorganization dated as of November 20, 2001, by and between the Company and e-Perception, Inc. (incorporated by reference to Exhibit 1.1 to the Registrant’s Form 8-K filed on January 24, 2002).

2.2
Agreement and Plan of Merger, dated April 1, 2004, by and between Auxilio, Inc., PPVW Acquisition Corporation, and Alan Mayo & Associates, Inc. (filed as Exhibit 2.1 to the Registrant’s Form 8-K filed on April 16, 2004).

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-KSB filed on April 19, 2005).
3.2	Bylaws (incorporated by reference to Exhibit 2 to the Registrant’s Form 10-SB filed on October 1, 1999).
4.1
Subscription Agreement, dated as of January 9, 2002, by and among the Company and each of the stockholders of e-Perception, Inc. (incorporated by reference to Exhibit 1.1 to the Registrant’s Form 8-K filed on January 24, 2002).

10.1	2000 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-KSB filed on April 19, 2005).
10.2	2001 Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-KSB filed on April 19, 2005).
10.3	2003 Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-KSB filed on April 19, 2005).
10.4	2004 Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-KSB filed on April 19, 2005).
10.5
Standard Office Lease by and between Arden Realty Limited Partnership and e-Perception Technologies, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-QSB filed on May 15, 2002).

10.6
Asset Purchase Agreement between Workstream USA, Inc., Workstream, Inc. and PeopleView, Inc. dated March 8,. 2004 (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed on April 2, 2004).

10.7
Addendum dated as of May 27, 2004 to Asset Purchase Agreement dated March 17th, 2004 between Workstream Inc. Workstream USA, Inc. and PeopleView, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K/A filed on August 3, 2004).

10.8	Revolving Loan and Security Agreement between Auxilio, Inc. and Michael D. Vanderhoof (filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on December 29, 2004).
10.9
Executive Employment Agreement between Registrant and Etienne Weidemann, President and Chief Operating Officer dated April 1, 2004 (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-KSB filed on April 19, 2005)..

10.10
Executive Employment Agreement between Registrant and Joseph J Flynn, Chief Executive Officer and Chairman of the Board of Directors dated April 1, 2004 (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-KSB filed on April 19, 2005)..

10.11
Executive Employment Agreement between Registrant and James Stapleton, Chief Financial Officer and Corporate Secretary dated April 1, 2004 (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-KSB filed on April 19, 2005)..

10.12
Executive Employment Agreement between Registrant and Paul T. Anthony, Chief Financial Officer and Corporate Secretary dated December 10, 2004 (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-KSB filed on April 19, 2005)..

10.13
Standard Office Lease agreement by and between Auxilio, Inc and McMorgan Institutional Real Estate Fund I, LLC. dated October 13, 2004 (incorporated by reference to Exhibit 10.13 to the Registrant’s Form 10-KSB filed on April 19, 2005)..

10.14	Loan and Security Agreement between Auxilio, Inc. and Cambria Investment Fund, L.P. (filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on November 28, 2005).
10.15	Executive Employment Agreement between Registrant and Joseph J Flynn, Chief Executive Officer dated March 14, 2006 (filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on March 22, 2006).
10.16
Executive Employment Agreement between Registrant and Etienne Weidemann, President and Chief Operating Officer dated March 15, 2006 (filed as Exhibit 10.2 to the Registrant’s Form 8-K filed on March 22, 2006).

10.17
Executive Employment Agreement between Registrant and Paul T. Anthony, Chief Financial Officer and Corporate Secretary dated March 15, 2006 (filed as Exhibit 10.3 to the Registrant’s Form 8-K filed on March 22, 2006).

10.18	Securities Purchase Agreement dated as of April 7, 2006, between Auxilio, Inc. and Laurus Master Fund, Ltd. (filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on April 13, 2006).
10.19	Secured Convertible Term Note dated as of April 7, 2006 issued by Auxilio, Inc. to Laurus Master Fund, Ltd. (filed as Exhibit 10.2 to the Registrant’s Form 8-K filed on April 13, 2006).
10.20	Loan and Security Agreement dated as of October 25, 2006, between Auxilio, Inc. and Cambria Investment Fund, L.P. (filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on October 27, 2006).
14	Registrants Code of Ethics (incorporated by reference to Exhibit 14.1 to the Registrant’s Form 10-KSB filed on April 14, 2004).
16.1	Letter regarding change in certifying accountants dated February 14, 2002 (incorporated by reference to Exhibit 16 to the Registrant’s Form 8-K filed on February 15, 2002).
16.2	Letter regarding change in certifying accountants dated December 22, 2005 (incorporated by reference to Exhibit 16.1 to the Registrant’s Form 8-K/A filed on January 24, 2006).
21.1	Subsidiaries
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a).
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a).
32.1	Certification of the CEO and CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

Item 14. Principal Accountant Fees and Services

A description of the principal accounting fees and services will be contained in the Definitive Proxy Statement relating to our 2007 Annual Meeting of Stockholders; said information is incorporated herein by reference.

Signatures

In accordance with section 13 or 15(d) with the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of April, 2007.

AUXILIO, Inc.

By:  /s/ Etienne Weidemann
Etienne Weidemann
Chief Executive Officer
Principal Executive Officer

By:  /s/ Paul T. Anthony
Paul T. Anthony
Chief Financial Officer
Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                                                                    Title                                                                                                  Date

/s/ Etienne Weidemann                               Chief Executive Officer                                                                     April 2,2007
Etienne Weidemann                                    (Principal Executive Officer and Director)

/s/ Paul T. Anthony                                     Chief  Financial Officer                                                                    April 2,2007
Paul T. Anthony                                          (Principal Accounting and Financial Officer)

/s/ Edward B. Case                                       Director                                                                                              April 2,2007
Edward B. Case

/s/ John D. Pace                                            Director                                                                                             April 2,2007
John D. Pace

/s/ Max Poll                                                   Director                                                                                              April 2,2007
Max Poll

/s/ Michael Vanderhoof                              Director                                                                                              April 2,2007
     Michael Vanderhoof

AUXILIO, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006 AND 2005

WITH REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

  CONTENTS

Page
Report of Independent Registered Public Accounting Firm...........................................................	F-1
Financial Statements:
Consolidated Balance Sheet..................................................................................................................	F-2
Consolidated Statements of Operations..............................................................................................	F-3
Consolidated Statements of Comprehensive (Loss)..........................................................................	F-4
Consolidated Statements of Stockholders’ Equity (Deficit).............................................................	F-5
Consolidated Statements of Cash Flows.............................................................................................	F-6, F-7
Notes to Consolidated Financial Statements......................................................................................	F-8 to F-23

F

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Auxilio, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Auxilio, Inc. and Subsidiaries as of December 31, 2006, and the related consolidated statements of operations, comprehensive (loss), stockholders’ equity (deficit), and cash flows for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Auxilio, Inc. and Subsidiaries as of December 31, 2006, and the consolidated results of its operations and its cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, on January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.”

/s/ HASKELL & WHITE LLP

Irvine, California
March 30, 2007

AUXILIO, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$319,437
Accounts receivable, net	1,724,258
Prepaid and other current assets	30,673
Supplies	690,478
Total current assets	2,764,846

Property and equipment, net	303,769
Deposits	28,790
Loan acquisition costs	472,440
Intangible assets, net	429,138
Goodwill	1,517,017
Total assets	$5,516,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,320,103
Accrued compensation and benefits	366,795
Deferred revenue	289,314
Revolving loan payable, net of discount of $65,264	679,736
Current portion of long-term debt	600,000
Current portion of capital lease obligations	47,315
Total current liabilities	3,303,263

Note payable, less current portion, net of discount of $197,200	1,902,800

Commitments and contingencies

Stockholders' equity:
Common stock, par value at $0.001, 33,333,333 shares
authorized, 16,122,809 shares issued and outstanding	16,124
Additional paid-in capital	16,430,094
Accumulated deficit	(16,136,281)
Total stockholders' equity	309,937
Total liabilities and stockholders’ equity	$5,516,000
The accompanying notes are an integral part of these consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005
Net revenues	$10,248,270	$4,290,962
Cost of revenues	9,270,539	3,225,155
Gross profit	977,731	1,065,807
Operating expenses:
Sales and marketing	1,972,743	1,783,196
General and administrative expenses	2,152,400	2,327,497
Intangible asset amortization	255,206	482,564
Total operating expenses	4,380,349	4,593,257
(Loss) from operations	(3,402,618)	(3,527,450)
Other income (expense):
Interest expense	(537,018)	(148,365)
Interest income	28,826	35,373
Gain on sale of marketable securities	10,447	293,083
Loss on disposal of property and equipment	-	(8,225)
Total other income (expense)	(497,744)	171,866

(Loss) before provision for income taxes	(3,900,362)	(3,355,584)
Income tax expense	2,400	3,200
Net (loss)	$(3,902,762)	$(3,358,784)

Net (loss) per share:
Basic	$(0.24)	$(0.21)
Diluted	$(0.24)	$(0.21)

Number of weighted average shares outstanding -
Basic	16,076,310	15,623,690
Diluted	16,076,310	15,623,690

The accompanying notes are an integral part of these consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)

	Year Ended December 31,
	2006	2005
Net (loss)	$(3,902,762)	$(3,358,784)

Holding gain on marketable securities	-	70,873

Reclassification adjustment, net of tax	-	(293,083)

Comprehensive (loss)	$(3,902,762)	$(3,580,994)

The accompanying notes are an integral part of these consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2006 AND 2005
			Additional		Accumulated	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity(Deficit)
Balance at January 1, 2005	14,438,662	$14,440	$11,836,242	$(8,874,735)	$222,210	$3,198,157
Common stock issued in private placement, net of offering costs of $272,173	1,619,750	1,620	2,965,707	-	-	2,967,327
Common stock issued upon exercise of warrants	3,000	3	2,247	-	-	2,250
Return of shares issued for acquisition but unearned	(100,002)	(100)	(29,900)	-	-	(30,000)
Relative fair value of warrants issued related to revolving loans payable	-	-	127,587	-	-	127,587
Stock compensation expense for options and warrants granted to employees and consultants	-	-	288,533	-	-	288,533
Holding gain on marketable securities	-	-	-	-	70,873	70,873
Reclassification of realized amount included in net loss	-	-	-	-	(293,083)	(293,083)
Net loss	-	-	-	(3,358,784)	-	(3,358,784)
Balance at December 31, 2005	15,961,410	15,963	15,190,416	(12,233,519)	-	2,972,860
Common stock issued for services	3,538	3	4,950	-	-	4,953
Fair value of warrants issued related to revolving loan payable	-	-	92,558	-	-	92,558
Relative fair value of warrants issued related to revolving loan payable	-	-	156,166	-	-	156,166
Stock issued for services rendered in connection with procurement of note payable	45,861	46	69,954	-	-	70,000
Relative fair value of warrants issued related to convertible loan payable	-	-	340,188	-	-	340,188
Common stock issued for cashless exercise of warrants	112,000	112	(112)	-	-	-
Stock compensation expense for options and warrants granted to employees and consultants	-	-	575,974	-	-	575,974
Net loss	-	-	-	(3,902,762)	-	(3,902,762)
Balance at December 31, 2006	16,122,809	$16,124	$16,430,094	$(16,136,281)	$-	$309,937

The accompanying notes are an integral part of these consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005
Cash flows (used for) provided by operating activities:
Net (loss)	$ (3,902,762)	$ (3,358,784)
Adjustments to reconcile net (loss) to net cash (used for)
operating activities:
Depreciation	122,806	84,423
Amortization of intangible assets	255,206	482,564
Bad debt expense (recoveries)	26,500	(4,449)
Gain on sale of marketable securities	(10,448)	(293,083)
Loss on disposal of property and equipment	-	8,225
Interest expense related to amortization of warrants issued with loans	154,381	127,587
Interest expense related to amortization of loan acquisition costs	144,821	-
Stock compensation expense for options and warrants granted to employees and consultants	575,974	-
Stock issued for services	4,953	-
Options issued for professional services	-	288,533
Changes in operating assets and liabilities:
Accounts receivable	(1,261,934)	(243,177)
Prepaid and other current assets	60,692	(30,857)
Supplies	(246,900)	(33,791)
Deposits	12,565	15,040
Accounts payable and accrued expenses	792,873	(687,223)
Accrued compensation and benefits	43,858	(332,581)
Lease buy-out provision	-	(32,196)
Deferred revenue	(9,548)	339
Net cash (used for) operating activities	(3,236,963)	(4,009,430)
Cash flows (used for) provided by investing activities:
Purchases of property and equipment	(189,322)	(60,042)
Net proceeds from sale of marketable securities	26,698	979,311
Net cash (used for) provided by investing activities	(162,624)	919,269
Cash flows provided by financing activities:
Proceeds from line of credit	995,000	500,000
Repayments on line of credit	(250,000)	(500,000)
Proceeds from convertible note payable	3,000,000	-
Repayments on convertible note payable	(300,000)	-
Acquisition fees paid for convertible note payable	(375,195)	-
Payments on capital leases	(15,722)	(5,947)
Payments on notes payable and long-term debt	-	(159,618)
Net proceeds from issuance of common stock	-	2,967,327
Proceeds from exercise of warrants	-	2,250
Net cash provided by financing activities	3,054,083	2,804,012
Net (decrease) in cash and cash equivalents	(345,504)	(286,149)
Cash and cash equivalents, beginning of year	664,941	951,090
Cash and cash equivalents, end of year	$319,437	$664,941

The accompanying notes are an integral part of these consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year Ended December 31,
	2006	2005
Supplemental disclosure of cash flow information:

Interest paid	$234,075	$20,778

Income tax paid	$2,400	$70,373

Non-cash investing and financing activities:

Warrants issued for expenses of private placement	$-	$(159,445)

Relative fair value of warrants issued related to issuance of note payable	$588,912	$127,587

Return of stock issued in conjunction with acquisition but unearned	$-	$(30,000)

Stocks issued for acquisition fees for convertible note payable	$70,000	$-

Relative fair value of options issued related to professional services rendered	$-	$18,200

Property and equipment acquired by capital lease	$26,391	$33,674

The accompanying notes are an integral part of these consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

(1) Summary of Significant Accounting Policies

Business Activity

The origins of the Company date back to January of 2002, when the Company’s predecessor e-Perception Technologies, Inc. (e-Perception), a Human Resources software concern, completed a tender offer with Corporate Development Centers, Inc. (CDC). CDC’s common stock traded on the OTC Bulletin Board. In connection with the tender offer, the stockholders of e-Perception received one (1) share of CDC for each four (4) shares of e-Perception common stock they owned prior to the tender offer. As a result, e-Perception became a wholly owned subsidiary of CDC. CDC subsequently changed its name to e-Perception, Inc. Approximately eighteen months later e-Perception changed its name to PeopleView, Inc. (PeopleView) and traded under the symbol PPVW. Subsequent to that name change, PeopleView, Inc. changed its name to Auxilio, Inc. (Auxilio). The stock now trades under the symbol AUXO.OB.

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

On April, 1, 2004, PPVW Acquisition Company (PPVW), a wholly owned subsidiary of PeopleView, completed the acquisition of Alan Mayo and Associates, Inc. dba The Mayo Group (and referred to herein as TMG). TMG offered outsourced Image Management services to healthcare facilities throughout California, and this acquisition forms the basis for Auxilio’s current operations. Subsequent to the acquisition of TMG, PeopleView changed its name to Auxilio, Inc. and changed PPVW’s name to Auxilio Solutions, Inc.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has reported a net loss of $3,902,762 for the year ended December 31, 2006 and has an accumulated deficit of $16,136,281 as of December 31, 2006. The Company reported a net loss of $3,358,784 for the year ended December 31, 2005. The Company has negative working capital of $538,417 as of December 31, 2006.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

Liquidity

The Company has incurred significant operating losses and cash outflows from operations of approximately $3,403,000 and $3,237,000 for the fiscal year ended December 31, 2006, respectively. Though efforts are underway to reach profitability, the Company may incur additional losses and negative cash flow from operations in fiscal 2007.

In October 2006, the Company entered into a Loan and Security Agreement with Cambria Investment Fund, L.P. Under the agreement, the Company can borrow up to $1,500,000, of which $755,000 is still available to borrow as of December 31, 2006. The Company reduced its sales and operations staff in late 2006 in an effort to lower operating costs. The Company also added four new customers in 2006 including its largest customer contract to date in March 2006. The Company closed a large equipment sale with an existing client in the first quarter of 2007 and anticipates other equipment sales in 2007. There is also the expectation of signing additional recurring revenue customer contracts throughout 2007. It is anticipated by Management that these measures will allow the Company to reach positive cash flow by the end of 2007.

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

Revenue Recognition

Revenue is recognized pursuant to applicable accounting standards including Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 101 (SAB 101), “Revenue Recognition in Financial Statements”, and SAB 104, “Revenue Recognition”. SAB 101 as amended and SAB 104 summarize certain points of the SEC staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements and provides guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry. The Company’s revenue recognition policy complies with the requirements of SAB 101 and SAB 104. Revenues from equipment sales transactions are earned upon equipment being accepted by the customer. For equipment that is to be placed at the customers location at a future date, revenue is deferred until that equipment is placed. Monthly service and supply revenue is earned monthly during the term of the contract, as services and supplies are provided monthly. Overages, as defined in the contract, are billed to customers monthly and are earned when the number of images in any period exceeds the number allowed for in the contract.

When the Company enters into arrangements that include multiple deliverables, they typically consist of the sale of equipment, reserve for replacement of future equipment and a support services contract. Pursuant to Emerging Issues Task Force EITF 00-21: “Revenue Arrangements with Multiple Deliverables” (“ETIF 00-21”), the Company accounts for each element within an arrangement with multiple deliverables as separate units of accounting. Revenue is allocated to each unit of accounting using the residual method, which allocates revenue to each unit of accounting based on the fair value of the undelivered items, provided that the Company can establish vendor - specific objective evidence of fair value.

Deferred Revenue

Deferred revenue is an estimate of revenue expected to be earned in the future under the equipment contracts for additional equipment (printers and faxes) to be placed at the customer’s location that has been included in the original contract amount. This additional equipment is identified by the Company at the start of a contract. Deferred revenue also includes proceeds received in excess of the residual value assigned to equipment from multiple deliverable sales, which is amortized over the expected term of the related service contract in accordance with ETIF 00-21.

Cash and Cash Equivalents

For purposes of the statement of cash flows, cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $28,509 at December 31, 2006.

Supplies

Supplies consist of parts and supplies for the automated office equipment, including copiers, facsimile machines and printers. Supplies are valued at the lower of cost or market value on a first-in, first-out basis.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation of the property and equipment is provided using the straight-line method over the assets’ estimated economic lives, which range from 2 to 7 years. Expenditures for maintenance and repairs are charged to expense as incurred.

Intangible Assets

Under Statement of Financial Accounting Standard (SFAS) No. 142 (SFAS 142), “Goodwill and Other Intangible Assets”, goodwill and intangible assets with indefinite lives are no longer amortized, but the remaining useful lives are reviewed at least annually for impairment. In order to measure any impairment, the Company evaluates whether there were any events or circumstances that have occurred that may affect the carrying amount of the intangible. This testing includes the determination of the fair value of the reporting unit. If the value of the asset exceeds the fair value of the reporting unit, then the Company would estimate the undiscounted cash flows from continuing to use the asset and compare that amount to the assets carrying amount. If the carrying amount of the asset is greater than the expected future cash flows then an impairment loss would be recognized. The result of this testing indicated that a goodwill impairment charge was not necessary. Separately identified intangibles that are deemed to have definite lives will continue to be amortized over their estimated useful life, with no maximum life.

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

Advertising

The Company expenses advertising costs when incurred. Advertising expense totaled $230 and $4,174, respectively, for the years ended December 31, 2006 and 2005.

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

Fair Value of Financial Instruments

The carrying amount of the Company’s cash and cash equivalents, accounts receivable, notes payable, deferred revenue, accounts payable, and accrued expenses approximates their estimated fair values due to the short-term maturities of those financial instruments.

Stock-Based Compensation

Beginning January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payments” (“SFAS No. 123(R)”) on a modified prospective transition method to account for its employee stock options. Under the modified prospective transition method, fair value of new and previously granted but unvested equity awards are recognized as compensation expense in the income statement, and prior period results are not restated. The adoption of SFAS No. 123(R) resulted in an increase in stock-based compensation of $575,974 during the year ended December 31, 2006.

Prior to January 1, 2006, the Company accounted for stock-based compensation based on the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), as amended by the Financial Accounting Standards Board (the “FASB”) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation” (“FIN 44”). APB No. 25 and FIN 44 state that no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value per share of the Company’s common stock on the grant date. The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), which requires employee compensation expense to be disclosed based on the fair value of the options granted at the date of the grant.

For the year ended December 31, 2006, stock-based compensation expense recognized in the statement of operations is as follows:

Cost of revenues	$ 108,099
Sales and marketing	229,057
General and administrative expenses	238,818
Total stock based compensation expense	$ 575,974

For non-employee stock based compensation, the Company recognizes an expense in accordance with SFAS 123(R) and values the equity securities based on the fair value of the security on the date of grant. For stock-based awards, the value is based on the market value for the stock on the date of grant and if the stock has restrictions as to transferability, a discount is provided for lack of tradability. Stock option awards are valued using the Black-Scholes option-pricing model.

Since the Company elected to follow APB 25 for its employee stock options in 2005, no compensation expense is recognized in the accompanying financial statements, as the exercise price of the Company’s employee stock options equals the market price of the Company’s common stock on the date of grant. If under SFAS 123 the Company determined compensation costs based on the fair value at the grant date for its stock options, net income (loss) and income (loss) per share would have been as follows:

2005
Net (loss):
As reported	$(3,358,784)
Deduct: Total stock based employee compensation expense determined under SFAS 123 fair value based method	669,913
Pro forma	$(4,028,697)

Basic (loss) per share:
As reported	$(0.21)
Pro forma	$(0.26)

Diluted (loss) per share:
As reported	$(0.21)
Pro forma	$(0.26)

The weighted average estimated fair value of stock options granted during 2006 and 2005 was $1.34 and $1.96 per share, respectively. These amounts were determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the expected life of the option. The assumptions used in the Black-Scholes model were as follows for stock options granted in 2006 and 2005:

	2006	2005

Risk-free interest rate	4.51% to 5.24%	2.75% to 4.00%
Expected volatility of common stock	65.16% to 92.47%	58.13% to 80.47%
Dividend yield	0%	0%
Expected life of options	3 years	5 years

The Black-Scholes option valuation model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because option valuation models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. The Company’s options do not have the characteristics of traded options; therefore, the option valuation models do not necessarily provide a reliable measure of the fair value of its options.

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” the basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per common share is computed similarly to basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were anti-dilutive. At December 31, 2006 and 2005, the Company had 4,649,724 and 3,407,032, respectively, of common stock equivalents, none of which have been included in the computation of diluted earnings per share as their effect would be anti-dilutive.

Segment Reporting

Based on the Company’s integration and management strategies, the Company operated in a single business segment. For the years ended December 31, 2006 and 2005, all revenues have been derived from domestic operations.

New Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” SFAS No. 155 replaces SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133. SFAS No. 155 also establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 shall be effective for all financial instruments acquired or issued after the beginning of an entity's first year that begins after September 2006 (January 1, 2007 for the Company). The Company does not expect SFAS No. 155 to have a material impact on its results of operations and financial position in future periods.

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140.” This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting; a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with FASB Statement No. 115; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. This statement is effective for fiscal years beginning after September 15, 2006 with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no impact on the Company’s financial condition or results of operations.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (hereinafter “FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its financial reporting, and the Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its disclosure requirements.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (hereinafter “SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a significant effect on its financial position or results of operation

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

 (2) Accounts Receivable

A summary as of December 31, 2006 is as follows:

Trade	$ 1,723,262
Earned and uninvoiced revenue	29,505
Allowance for doubtful accounts	(28,509)
$1,724,258

(3) Property and Equipment

A summary as of December 31, 2006 is as follows:

Furniture and fixtures	$53,972
Computers and office equipment	367,739
Fleet equipment	165,813
Leasehold improvements	25,202
612,726
Less accumulated depreciation and amortization	(308,957)
$303,769

       Depreciation and amortization expense for property, equipment, and improvements amounted to $122,806 and $84,423 for the years ended December 31, 2006 and 2005, respectively.

(4) Intangible Assets and Goodwill

During 2004, as a result of the acquisition of TMG, intangible assets of $3,047,017 were acquired. This amount was reduced by $30,000 in 2005 for the return of stock issued in conjunction with acquisition that were subsequently determined to be unearned. A third party valuation was obtained to assist management in determining how much, if any, of the excess of purchase price over assets acquired and liabilities assumed should be allocated to identifiable intangible assets versus goodwill. As of December 31, 2006, goodwill totaled $1,517,017.

As of December 31, 2006, the following intangible assets with definite lives were identified and are being amortized:

Customer relationships	$850,000
Backlog	350,000
1,200,000
Less accumulated amortization	(770,862)
$429,138

In 2005, management evaluated the intangible assets and their respective useful lives. It was determined by management that the non-compete agreements no longer held value due, and as a result, the unamortized balance related to the non-compete agreements was accelerated and charged to expense in 2005. The expected useful lives of all other amortizable intangible assets did not change.

Amortization expense for intangible assets amounted to $255,206 and $482,564 for the years ended December 31, 2006 and 2005, respectively. The estimated aggregate amortization expense for each of the five succeeding years is as follows:

December 31
2007	$238,165
2008	$190,973

Accumulated amortization for the year ended December 31, 2006 is as follows:

Customer relationships	$510,000
Backlog	260,862
Total	$770,862

(5) Revolving Loan Payable

On December 28, 2004, the Company entered into a Revolving Loan and Security Agreement (the Revolving Loan) with Michael D. Vanderhoof, a director of the Company. Under the agreement, (i) the Company could borrow up to $500,000, (ii) cash was advanced to the Company by Mr. Vanderhoof upon six (6) business days advance written notice, (iii) interest accrued daily upon any unpaid principal balance at the rate of eight percent (8%) per annum, (iv) accrued interest was payable in full on a monthly basis and (v) the outstanding principal balance was due and payable in full on December 10, 2005. The Revolving Loan was secured by all of the Company's inventory, accounts receivable, equipment, cash, deposit accounts, securities, intellectual property, chattel paper, general intangibles and instruments, now existing or hereafter arising, and all proceeds thereof. In consideration for entering into the Revolving Loan, Mr. Vanderhoof also received warrants to purchase 50,000 shares of the Company’s common stock equal to 10% of the highest amount outstanding at an exercise price of $2.00 per share. As of March 31, 2005, the Company had borrowed $500,000 under the Revolving Loan. During the three months ended March 31, 2005, the Company issued 50,000 warrants to Mr. Vanderhoof, with a fair value of $65,648. The fair value of the warrants was determined using the Black-Scholes option-pricing model, with the following assumptions: (i) no expected dividends; (ii) a risk free interest rate of 2.75%; (iii) expected volatility of 80.47%; and (iv) an expected life of the warrants of five years. In accordance with APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” the Company compared the fair value of the warrants and the note and allocated a value of $58,029 to the warrants. Such amount was recorded as a discount against the carrying value of the note and was amortized to interest expense over the life of the note using the straight-line interest method. In April 2005, the Company paid in full all outstanding principal balance under the Revolving Loan, and all remaining unamortized discount was immediately expensed.

In November 2005, the Company entered into a Loan and Security Agreement (the Loan) with Cambria Investment Fund, L.P. Michael D. Vanderhoof, a director of the Company is a principal in Cambria Investment Fund. Under the agreement, (i) the Company could borrow up to $500,000, (ii) cash was advanced in $50,000 increments to the Company by Cambria Investment Fund L.P. upon request, (iii) interest accrued daily upon any unpaid principal balance at the rate of twelve percent (12%) per annum, (iv) accrued interest was payable in full on a quarterly basis and (v) the outstanding principal balance was due and payable in full on March 15, 2007. The Loan was secured by all of the Company's inventory, accounts receivable, equipment, cash, deposit accounts, securities, intellectual property, chattel paper, general intangibles and instruments, now existing or hereafter arising, and all proceeds thereof. In the event that the Company completed any future public or private placement offering which results in net proceeds in excess of $3,000,000, Cambria Investment Fund L.P. may demand repayment of the Loan. In consideration for entering into the Loan, Cambria Investment Fund L.P. also receives warrants to purchase up to 250,000 shares of the Company’s common stock at the market price upon execution, with 75,000 shares vesting upon the execution of the warrant agreement and 17,500 shares vesting for every multiple of $50,000 borrowed under the Revolving Loan Agreement with the Company. The fair value of the warrant for the 75,000 shares issued in connection with the execution of the warrant agreement was $69,551. The fair value of the warrant was determined using the Black-Scholes option-pricing model, with the following assumptions: (i) no expected dividends; (ii) a risk free interest rate of 3.98%; (iii) expected volatility of 56.93%; and (iv) an expected life of the warrants of five years. Such amount was recorded as interest expense. As of December 31, 2005, there were no borrowings from this loan and Security Agreement. In March 2006, the Company borrowed $250,000 from Cambria. This borrowing earned Cambria the right to receive warrants to purchase 87,500 shares of the Company’s common stock at $1.80, with 17,500 shares vesting for every multiple of $50,000 borrowed under the Revolving Loan Agreement with the Company. The fair value of the warrant for the 87,500 shares issued in connection with the borrowing was $128,970. The fair value of the warrant was determined using the Black-Scholes option-pricing model, with the following assumptions: (i) no expected dividends; (ii) a risk free interest rate of 4.51%; (iii) expected volatility of 90.41%; and (iv) an expected life of the warrants of five years. In accordance with APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” the Company allocated a value of $85,079 to the warrants based on their relative fair value. Such amount was recorded as a discount against the carrying value of the note and was amortized to interest expense over the life of the note using the straight-line interest method. In April 2006, the Company paid in full all outstanding principal balance under the Revolving Loan Agreement.

In October 2006, the Company entered into a $1,500,000 Loan and Security Agreement (the “Agreement”) with Cambria Investment Fund L.P. (“Cambria”). Michael D. Vanderhoof, a director of the Company is a principal in Cambria. Under the agreement, (i) the Company could borrow up to $1,500,000, with the final $500,000 available only after February 15, 2007 (ii) cash is advanced in $50,000 increments to the Company by Cambria Investment Fund L.P. upon request, (iii) interest accrues daily upon any unpaid principal balance at the rate of twelve percent (12%) per annum, (iv) accrued interest is payable in full on a quarterly basis and (v) the outstanding principal balance is due and payable in full on October 22, 2007. Cambria holds a second priority security interest (subject to the first lien held by Laurus Master Fund, LTD) in all of Company’s inventory, accounts, equipment, cash, deposit accounts, securities, Intellectual Property, chattel paper, general intangibles and instruments, now existing or hereafter arising, and all proceeds thereof. Upon entering into this agreement Cambria earned the right to receive warrants to purchase up to 300,000 shares of the Company’s common stock at $.46. Additionally Cambria will earn the right to receive warrants to purchase up to additional 450,000 shares at $.46, with 30,000 shares vesting for every multiple of $100,000 borrowed under the Agreement. Through December 2006, the Company borrowed $745,000 on the Loan. This borrowing earned Cambria the right to receive warrants to purchase 210,000 shares. The fair value of the warrant for the 300,000 shares issued upon execution was $92,558. Such amount was recorded as a loan acquisition cost and will be amortized to interest expense over the life of the note using the straight-line interest method. The fair value of the warrant for the 210,000 shares issued in connection with the borrowing was $71,086. In accordance with APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” the Company has allocated a value of $71,086 to the warrants based on their relative fair value. Such amount was recorded as a discount against the carrying value of the note and will be amortized to interest expense over the life of the note using the straight-line interest method. The fair value of the warrant was determined using the Black-Scholes option-pricing model, with the following assumptions: (i) no expected dividends; (ii) a risk free interest rate range of 5.25%; (iii) expected volatility range of 79.05% to 79.52%; and (iv) an expected life of the warrants of five years. In lieu of exercising the warrant, Cambria may convert the warrant, in whole or in part, into a number of shares determined by dividing (a) the aggregate fair market value of the shares or other securities otherwise issuable upon exercise of the warrant minus the aggregate exercise price of such shares by (b) the fair market value of one share.

 (6) Notes Payable

In April 2006, the Company entered into a $3,000,000 Fixed Price Convertible Note (the “Note”) agreement with Laurus Master Fund (LMF). The term of the Note is for three years at an interest rate of WSJ prime plus 2.0%. The Note is secured by all of the Company's cash, cash equivalents, accounts, accounts receivable, deposit accounts, inventory, equipment, goods, fixtures, documents, instruments, contract rights, general intangibles, chattel paper, supporting obligations, investment property, letter of credit rights and all intellectual property now existing or hereafter arising, and all proceeds thereof. The Note contains a provision whereby the fixed conversion price to convert the Note to equity was set at a premium to the average closing price of the Company’s common stock for the 10 days prior to the closing of the transaction based on a tiered schedule. The first third of the investment amount has a fixed conversion price of $1.68, the next third has a fixed conversion price of $1.78, and the last third will has a fixed conversion price of $1.92. The Company shall reduce the principal Note by 1/60th per month starting 90 days after the closing, payable in cash or registered stock.

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

Interest charges associated with the convertible debentures, including amortization of the discount and loan acquisition costs totaled $400,046 for the year ended December 31, 2006.

(7) Equity Transactions

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

In April 2006, the former Chief Financial Officer of the Company received 112,000 shares of Company stock in exchange for 140,000 warrants in a cashless exercise transaction.

(8) Warrants

Below is a summary of warrant activity during the years ended December 31, 2005 and 2006:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2005	1,236,955	$1.04
Granted in 2005	254,580	$2.28
Exercised in 2005	(3,000)	$0.75
Cancelled in 2005	(90,000)	$1.30
Outstanding at December 31, 2005	1,398,535	$1.25	3.39	832,675
Granted in 2006	1,208,541	$1.32
Exercised in 2006	(112,000)	$0.30
Cancelled in 2006	(28,000)	$0.30
Outstanding at December 31, 2006	2,467,076	$1.34	4.44	$65,650

Warrants exercisable at December 31, 2005	1,288,535	$1.19	3.39	832,675

Warrants exercisable at December 31, 2006	2,467,076	$1.34	4.44	$65,650

The following tables summarize information about warrants outstanding and exercisable at December 31, 2006:

Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining in Contractual Life in Years	Outstanding Warrants Weighted Average Exercise Price	Number of Warrants Exercisable	Exercisable Warrants Weighted Average Exercise Price
$0.30 to $0.75	1,059,066	4.44	$ 0.40	1,059,066	$ 0.40
$1.02 to $1.90	247,917	3.31	$ 1.58	247,917	$ 1.58
$1.90 to $2.00	941,041	5.10	$ 1.96	941,041	$ 1.96
$2.00 to $2.75	179,580	3.21	$ 2.50	179,580	$ 2.50
$3.00 to $12.00	39,472	1.49	$ 4.90	39,472	$ 4.90
$0.30 to $12.00	2,467,076	4.44	$ 1.34	2,467,076	$ 1.34

(9) Stock Option Plans:

Effective June 15, 2000, the Company adopted the 2000 Stock Option Plan under which all employees may be granted options to purchase shares of the Company’s authorized but unissued common stock. The maximum number of shares of the Company’s common stock available for issuance under the Plan was 183,333 shares. Under the Plan, the option exercise price was equal to the fair market value of the Company’s common stock at the date of grant. Options expire no later than 10 years from the grant date and generally vest within five years. In 2001, the Company elected to fully vest all outstanding options.

In October 2001, the Company approved the 2001 Stock Option Plan under which all employees may be granted options to purchase shares of the Company’s authorized but unissued common stock. The maximum number of shares of the Company’s common stock available for issuance under the Plan was 450,000 shares. Under the Plan, the option exercise price was equal to the fair market value of the Company’s common stock at the date of grant. Options expire no later than 10 years from the grant date and generally vest within five years.

In May 2003, the shareholders approved the PeopleView, Inc. 2003 Stock Option Plan (the 2003 Plan). The 2003 Plan was the successor to the Company’s existing 2000 Stock Option Plan and 2001 Stock Option Plan (together, the Predecessor Plans). The 2003 Plan became effective immediately upon stockholder approval at the Annual Meeting on May 15, 2003, and all outstanding options under the Predecessor Plans were incorporated into the 2003 Plan at that time. On May 15, 2003, 567,167 shares had been granted pursuant to the Predecessor Plans, with 66,166 shares available to grant. On May 15, 2003, shareholders approved 833,333 shares for the 2003 plan. Together with the Predecessor Plans, 899,500 shares were available to grant, and 567,167 had been granted. The Predecessor Plans terminated, and no further option grants will be made under the Predecessor Plans. However, all outstanding options under the Predecessor Plans continue to be governed by the terms and conditions of the existing option agreements for those grants except to the extent the Board or Compensation Committee elects to extend one or more features of the 2003 Plan to those options. As of December 31, 2003, the remaining number of shares available for future grants under the 2003 Plan was 751,916 shares. Under the Plan, the option exercise price was equal to the fair market value of the Company’s common stock at the date of grant. Options expire no later than 10 years from the grant date and generally vest within five years.

In May 2004, the shareholders approved the Auxilio, Inc. 2004 Stock Incentive Plan (the 2004 Plan). The 2004 Plan is the successor to the Company’s existing 2000 Stock Option Plan, 2001 Stock Option Plan, and the 2003 Stock Option Plan (together, the Predecessor Plans). The 2004 Plan became effective immediately upon stockholder approval at the Annual Meeting on May 12, 2004, and all outstanding options under the Predecessor Plans were incorporated into the 2004 Plan at that time. On May 12, 2004, 714,750 shares had been granted pursuant to the Predecessor Plans, with 751,987 shares available to grant. On May 12, 2004, shareholders approved 2,000,000 shares for the 2004 plan. Together with the Predecessor Plans, 3,466,667 shares were available to grant, and 714,750 had been granted. The Predecessor Plans terminated, and no further option grants will be made under the Predecessor Plans. However, all outstanding options under the Predecessor Plans continue to be governed by the terms and conditions of the existing option agreements for those grants except to the extent the Board or Compensation Committee elects to extend one or more features of the 2004 Plan to those options. As of December 31, 2006, the remaining number of shares available for future grants under the 2004 Plan was 1,284,019 shares. Under the Plan, the option exercise price is equal to the fair market value of the Company’s common stock at the date of grant. Options expire no later than 10 years from the grant date and generally vest within five years.

Additional information with respect to these Plans’ stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2005	1,361,580	$1.07
Granted in 2005	939,667	$1.96
Exercised in 2005	-	$-
Cancelled in 2005	(292,750)	$1.23
Outstanding at December 31, 2005	2,008,497	$1.48	8.59	$592,148
Granted in 2006	600,500	$1.34
Exercised in 2006	-	$-
Cancelled in 2006	(426,349)	$1.77
Outstanding at December 31, 2006	2,182,648	$1.39	7.88	$-

Options exercisable at December 31, 2005	486,555	$1.19	7.69	$249,008

Options exercisable at December 31, 2006	1,020,816	$1.36	7.23	$-

The following table summarizes information about stock options outstanding and exercisable at December 31, 2006:

Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining in Contractual Life in Years	Outstanding Options Weighted Average Exercise Price	Number of Options Exercisable	Exercisable Options Weighted Average Exercise Price
$0.30 to $0.75	29,000	9.52	$ 0.57	-	$ -
$0.75 to $0.90	841,996	6.95	$ 0.83	592,942	$ 0.83
$1.02 to $1.84	775,167	8.80	$ 1.49	127,917	$ 1.66
$1.90 to $2.00	490,818	8.10	$ 2.00	255,207	$ 1.99
$3.00 to$6.75	45,667	5.85	$ 3.82	44,750	$ 3.84
$0.30 to $6.75	2,182,648	7.88	$ 1.39	1,020,816	$ 1.36

(10) Income Taxes

For the years ended December 31, 2006 and 2005, the components of income tax expense are as follows:

	2006	2005
Current provision:
Federal	$-	$-
State	2,400	3,200
	2,400	3,200
Deferred benefit:
Federal	-	-
State	-	-
	-	-
Income tax expense	$2,400	$3,200

Income tax provision amounted to $2,400 and $3,200 for the years ended December 31, 2006 and 2005, respectively (an effective rate of (0.1%) for 2006 and (0.1%) for 2005). A reconciliation of the provision for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

	2006	2005
Computed tax at federal statutory rate of 34%	$(1,326,100)	$(1,140,900)
State taxes, net of federal benefit	1,600	2,000
Non deductible items	21,000	20,800
Other	(172,400)	(47,700)
Change in valuation allowance	1,478,300	1,169,000
	$2,400	$3,200

Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which is uncertain. Accordingly, a valuation allowance, in an amount equal to the net deferred tax asset as of December 31, 2006 and 2005 has been established to reflect these uncertainties. As of December 31, 2006 and 2005, the deferred tax asset before valuation allowances is approximately $4,419,000 and $3,270,000, respectively, for federal income tax purposes, and $843,000 and $508,000, respectively for state income tax purposes.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	2006	2005
Deferred tax assets:
Allowance for doubtful accounts	$12,200	$11,600
Accrued salaries/vacation	113,700	92,800
Accrued equipment pool	58,200	44,900
State taxes	1,100	1,100
Stock options	370,400	123,600
Net operating loss carryforwards	5,217,600	3,985,700
Total deferred tax assets	5,773,200	4,259,700

Deferred tax liabilities:
Depreciation	41,600	59,500
Amortization of intangibles	185,400	293,200
Other	284,400	128,900
Total deferred tax liabilities	511,400	481,600

Net deferred assets before valuation allowance	5,261,800	3,778,100
Valuation allowance	(5,261,800)	(3,778,100)
Net deferred tax assets	$-	$-

At December 31, 2006, the Company has available unused net operating loss carryforwards of approximately $13,100,000 for federal and $8,700,000 for state that may be applied against future taxable income and that, if unused, expire beginning in 2013 through 2026.

Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating loss carryforwards before utilization.

(11) Retirement Plan

The Company sponsors a 401(k) plan (the Plan) for the benefits of employees who are at least 21 years of age. The Company’s management determines, at its discretion, the annual and matching contribution. The Company elected not to contribute to the Plan for the years ended December 31, 2006 and 2005.

(12) Commitments

Leases

The Company leases its Mission Viejo, California facility under a noncancellable operating lease. The lease expires in January 2010. Rent expense for the years ended December 31, 2006 and 2005 totaled $183,365 and $285,492, respectively. Future minimum lease payments under non-cancelable operating leases during subsequent years are as follows:

December 31	Payments
2007	$163,464
2008	167,467
2009	171,470
2010	28,690
Total	$531,091

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

The Company entered into an employment agreement with Joseph Flynn to serve as its Chief Executive Officer, effective April 1, 2004. Mr. Flynn's agreement has a term of two years and provides for a base annual salary of $165,000. Mr. Flynn may receive an annual bonus if certain earnings and revenue targets are accomplished. On March 14, 2006, the Company entered in to a new employment agreement with Mr. Flynn. This new agreement is effective January 1, 2006, has a term of two years, and provides for a base annual salary of $180,000. Mr. Flynn received 100,000 options and may receive an annual bonus if certain earnings and revenue targets are accomplished. Mr. Flynn resigned his position as Chief Executive Officer effective November 9, 2006, and resigned from employment of the Company effective December 31, 2006

Effective April 1, 2004, the Company entered into an employment agreement with Etienne Weidemann, to serve as President and Chief Operating Officer. Mr. Weidemann's agreement has a term of two years, and provides for a base annual salary of $160,000. Mr. Weidemann may receive an annual bonus if certain earnings and revenue targets are accomplished. On March 15, 2006, the Company entered in to a new employment agreement with Mr. Weidemann. This new agreement is effective January 1, 2006, has a term of two years, and provides for a base annual salary of $175,000. Mr. Weidemann received 80,000 options and may receive an annual bonus if certain earnings and revenue targets are accomplished. Mr. Weidemann became the Chief Executive Officer of the Company effective November 9, 2006.

 (13)  Concentrations

Cash Concentrations

At times, cash balances held in financial institutions are in excess of federally insured limits. Management performs periodic evaluations of the relative credit standing of financial institutions and limits the amount of risk by selecting financial institutions with a strong credit standing.

Major Customers

For the year ended December 31, 2006, five customers represented a total of 91% of revenues. As of December 31, 2006, gross accounts receivable due from these customers total approximately $1,753,000.

For the year ended December 31, 2005, two customers represented a total of 74% of revenues. As of December 31, 2005, accounts receivable due from these customers total approximately $134,000.

 (14)  Related Party Transactions

On October 26, 2006, the Company entered into a Loan and Security Agreement (the Loan) with Cambria Investment Fund, L.P. Michael D. Vanderhoof, a director of the Company, is a principal in Cambria Investment Fund L.P. Under the agreement, the Company can borrow up to $1,500,000. In consideration for entering into the Loan, Cambria Investment Fund L.P. received warrants to purchase up to 750,000 shares of the Company’s common stock at $.46, the market price upon execution, with 300,000 shares vesting upon the execution of the warrant agreement and 30,000 shares vesting for every multiple of $100,000 borrowed under the Revolving Loan Agreement with the Company. Through December 2006, the Company borrowed $745,000 on the Loan. This borrowing earned Cambria the right to receive warrants to purchase 210,000 shares. The fair value of the warrant for the 300,000 shares issued upon execution was $92,558. Such amount was recorded as a loan acquisition cost and will be amortized to interest expense over the life of the note using the straight-line interest method. The fair value of the warrant for the 210,000 shares issued in connection with the borrowing was $71,086. In accordance with APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” the Company has allocated a value of $71,086 to the warrants based on their relative fair value. Such amount was recorded as a discount against the carrying value of the note and will be amortized to interest expense over the life of the note using the straight-line interest method. The fair value of the warrants was determined using the Black-Scholes option-pricing model. (See note 8 of the Notes to the Consolidated Financial Statements for the fair value assumptions used.)

On November 23, 2005, the Company entered into a Loan and Security Agreement (the Loan) with Cambria Investment Fund, L.P. Michael D. Vanderhoof, a director of the Company, is a principal in Cambria Investment Fund L.P. Under the agreement, the Company could borrow up to $500,000. In consideration for entering into the Loan, Cambria Investment Fund L.P. received warrants to purchase up to 250,000 shares of the Company’s common stock at $1.80, the market price upon execution, with 75,000 shares vesting upon the execution of the warrant agreement and 17,500 shares vesting for every multiple of $50,000 borrowed under the Revolving Loan Agreement with the Company. The fair value of the vested warrant to purchase 75,000 shares issued upon execution was $69,557. In March 2006, the Company borrowed $250,000 on the Loan. This borrowing earned Cambria the right to receive warrants to purchase 87,500 shares. The fair value of the warrant for the 87,500 shares issued in connection with the borrowing was $128,970. In accordance with APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” the Company allocated a value of $85,079 to the warrants based on their relative fair value. Such amount was recorded as a discount against the carrying value of the note and was to be amortized to interest expense over the life of the note using the straight-line interest method. In April 2006, the Company paid in full the outstanding principal balance under the Revolving Loan Agreement and charged the remaining unamortized balance of the discount to interest expense. The fair value of the warrants was determined using the Black-Scholes option-pricing model. (See note 8 of the Notes to the Consolidated Financial Statements for the fair value assumptions used.)

On December 28, 2004, Auxilio entered into a Revolving Loan and Security Agreement with Mr. Michael D. Vanderhoof. Mr. Vanderhoof is a director of the Company. Under the agreement, the Company could borrow up to $500,000. As of March 31, 2005, the Company had borrowed $500,000 under the Revolving Loan. During the three months ended March 31, 2005, the Company issued 50,000 warrants to Mr. Vanderhoof, with a fair value of $65,648. The fair market value of the warrants was determined using the Black Scholes pricing model (See note 8 for the fair value assumptions used).

In June 2004, the Company entered in to a consulting agreement with John D. Pace, a director, to provide support in the Company’s sales efforts with major healthcare facilities as well as consulting services related to the Company’s operations. Mr. Pace received $1,000 per day for his services not to exceed three days per month and $1,500 per day for each additional day worked during a given month. In addition, Mr. Pace received commission at a rate of 5% of the gross profit for any business closed through introductions made by Mr. Pace.

In September 2006, the Company entered in to a revised consulting agreement with Mr. Pace to provide support in the Company’s sales efforts with major healthcare facilities as well as consulting services related to the Company’s operations. The agreement terminates December 31, 2007. Mr. Pace receives $5,000 per month through December 2006, and $6,000 per month through December 2007 for his services not to exceed twenty hours per month. In addition, Mr. Pace receives cash commission at a rate of 1% of the gross proceeds of a sale for any business closed through introductions made by Mr. Pace and 0.5% of the gross proceeds of a sale for any business closed through introductions made by Auxilio. Total cash compensation to Mr. Pace for the years ended December 31, 2006 and 2005 was $57,455 and $61,704, respectively. Mr. Pace also received 3,538 shares of Company stock as payment for commissions earned in 2006.

(15)  Subsequent Event

On March 30, 2007, the Company signed a term sheet with Cambria to restructure the Loan extending the maturity date of the $745,000 outstanding balance to May 1, 2008 and extending the maturity date of the remaining unborrowed amount of $755,000 to December 31, 2008.  In return, the Company agreed to immediately vest the remaining 240,000 unvested warrants under the original agreement and provide one additional warrant share for every two dollars of new borrowings against the $755,000.  The exercise price of the additional warrants will provide for a 10% discount to the closing price of the Company’s common stock on the date the restructuring is completed.  The Company anticipates finalizing this agreement in April 2007.