Form 10QSB
period 2007-03-31
AUXILIO INC
filed 2007-05-15
CIK 1011432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

                            Yes X__ No___

Indicate by check mark whether the registrant is a shell company (as defined by Section 12b-2 of the Exchange Act)

Yes ____ No _X

The number of shares of the issuer's common stock, $0.001 par value, outstanding as of May 11, 2007 was 16,122,809.

Transitional Small Business Disclosure Format:
Yes ____ No_X

AUXILIO, INC.
FORM 10-QSB
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
MARCH 31, 2007
(UNAUDITED)

ASSETS
Current assets:
Cash and cash equivalents	$367,598
Accounts receivable, net	1,984,830
Prepaid and other current assets	167,700
Supplies	643,200
Total current assets	3,163,328

Property and equipment, net	273,886
Deposits	28,790
Loan acquisition costs, net	400,575
Intangible assets, net	369,597
Goodwill	1,517,017
Total assets	$5,753,193

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,217,757
Accrued compensation and benefits	357,034
Deferred revenue	257,750
Income taxes payable	5,600
Current portion of long-term debt	600,000
Current portion of capital lease obligations	42,418
Revolving loan payable, net of discount of $45,207	699,793
Total current liabilities	3,180,352

Note payable, less current portion, net of discount of $175,476	1,774,524

Commitments and contingencies	-

Stockholders' equity:
Common stock, par value at $0.001, 33,333,333 shares
authorized,16,122,809 shares issued and outstanding	16,124
Additional paid-in capital	16,572,777
Accumulated deficit	(15,790,584)
Total stockholders' equity	798,317
Total liabilities and stockholders’ equity	$5,753,193

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2007	2006
Revenues	$5,862,911	$2,035,193
Cost of revenues	4,300,071	1,971,374
Gross profit	1,562,840	63,819
Operating expenses:
Sales and marketing	274,476	510,903
General and administrative expenses	675,033	657,164
Intangible asset amortization	59,541	63,802
Total operating expenses	1,009,050	1,231,869
Income (loss) from operations	553,790	(1,168,050)
Other income (expense):
Interest expense	(204,882)	(9,850)
Interest income	2,389	1,327
Gain on sale of marketable securities	-	10,448
Total other income (expense)	(202,493)	1,925
Income (loss) before provision for income taxes	351,297	(1,166,125)
Income tax expense	5,600	2,400
Net income (loss)	$345,697	$(1,168,525)

Net income (loss) per share:
Basic	$0.02	$(0.07)
Diluted	$(0.01)	$(0.07)

Number of weighted average shares:
Basic	16,122,809	15,961,724
Diluted	18,719,135	15,961,724

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended March 31,
	2007	2006
Net income (loss)	$345,697	$(1,168,525)
Other comprehensive loss:
Reclassification of realized amounts included in net (loss)	-	-
Total other comprehensive (loss)	-	-
Comprehensive income (loss)	$345,697	$(1,168,525)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 2007
(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2006	16,122,809	$16,124	$16,430,094	$(16,136,281)	$309,937
Stock compensation expense for options and warrants granted to employees and consultants	-	-	142,683	-	142,683
Net income	-	-	-	345,697	345,697
Balance at March 31, 2007	16,122,809	$16,124	$16,572,777	$(15,790,584)	$798,317

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2007	2006
Cash flows used for operating activities:
Net income (loss)	$345,697	$(1,168,525)
Adjustments to reconcile net income (loss) to net cash
provided by (used for) operating activities:
Depreciation	33,822	26,387
Amortization of intangible assets	59,541	63,802
Stock compensation expense for warrants and options issued to employees and consultants	142,683	207,169
Stock issued for services	-	4,953
Interest expense related to amortization of warrants issued with loans	41,781	5,474
Interest expense related to amortization of loan acquisition costs	71,865	-
Interest expense	-	2,055
Gain on sale of marketable securities	-	(10,448)
Changes in operating assets and liabilities:
Accounts receivable	(260,572)	119,403
Supplies	47,278	22,774
Prepaid and other current assets	(137,027)	(55,963)
Accounts payable and accrued expenses	(102,346)	220,905
Accrued compensation and benefits	(9,761)	(79,063)
Income taxes payable	5,600	-
Deferred revenue	(31,564)	91,551
Net cash provided by (used for) operating activities	206,997	(549,526)
Cash flows (used for) investing activities:
Purchases of property and equipment	(3,939)	(97,107)
Net proceeds from sale of marketable securities	-	26,698
Net cash (used for) investing activities	(3,939)	(70,409)
Cash flows (used for) provided by financing activities:
Proceeds from line of credit agreement	-	250,000
Payments on capital leases	(4,897)	(2,435)
Payments on notes payable and long-term debt	(150,000)	-
Net cash (used for) provided by financing activities	(154,897)	247,565
Net increase (decrease) in cash and cash equivalents	48,161	(372,370)
Cash and cash equivalents, beginning of period	319,437	664,941
Cash and cash equivalents, end of period	$367,598	$292,571

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Three Months Ended March 31,
	2007	2006
Supplemental disclosure of cash flow information:

Interest paid	$91,237	$2,321

Non-cash investing and financing activities:

Relative fair value of warrants issued related to issuance of note payable	$-	$85,079

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2007 and 2006
(UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Auxilio, Inc. and its subsidiaries (“the Company”) have been prepared in accordance with generally accepted accounting principles of the United States of America (“GAAP”) for interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles have been omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006, as filed with the Securities and Exchange Commission (SEC)on April 2, 2007.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As a result, actual results could differ from those estimates.

The accompanying financial statements were prepared in conformity with GAAP, which contemplate the continuation of the Company as a going concern. The Company reported net income of $345,697 for the three months ended March 31, 2007 after a net loss of $3,902,762 for the year ended December 31, 2006 and a net loss of $3,358,784 for the year ended December 31, 2005. As of March 31, 2007 the Company, has an accumulated deficit of $15,790,584. This raises doubt about the Company's ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In October 2006, the Company entered into a Loan and Security Agreement (“Loan Agreement”) with Cambria Investment Fund, L.P. Michael D. Vanderhoof, a director of the Company, is a principal in Cambria Investment Fund. Through March 31, 2007 the Company borrowed $745,000 of the available $1,500,000. Interest accrues daily upon any unpaid principal balance at the rate of twelve percent (12%) per annum and is payable quarterly. The outstanding principal balance is due and payable in full on October 22, 2007. However, as further described in Note 7 below, the Company is in the process of extending the due date to May 1, 2008. The Loan is secured by substantially all of our assets and is subordinate to the Laurus Master Fund Fixed Price Convertible Note. For the three months ended March 31, 2007, the Company was able to generate sufficient cash from revenues to cover its operating expenses. However, no assurances can be given that the Company can continue to generate sufficient revenues. The Company believes that the availability of funds from the Loan Agreement, the sale of new product offerings and the growth of its customer base and cost containment efforts will enable the Company to generate positive operating cash flows and to continue its operations.

No assurances can be given as to the Company’s ability to increase its customer base and generate positive cash flows. Although the Company has been able to raise additional working capital through convertible note agreements and private placement offerings of its common stock, the Company may not be able to continue this practice in the future nor may the Company be able to obtain additional working capital through other debt or equity financings. In the event that sufficient capital cannot be obtained, the Company may be forced to significantly reduce operating expenses to a point that would be detrimental to the Company’s business operations and business development activities. In addition, the Company may have to sell business assets or discontinue some or all of its business operations in order to meet the Company’s cash requirements. These courses of action may be detrimental to the Company’s business prospects and result in material charges to its operations and financial position. In the event that any future financing should take the form of the sale of equity securities, the current equity holders may experience dilution of their investments.

The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” SFAS No. 155 replaces SFAS No. 133,

“Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133. SFAS No. 155 also establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 shall be effective for all financial instruments acquired or issued after the beginning of an entity's first year that begins after September 2006 (January 1, 2007 for the Company). SFAS No. 155 did not have a material impact on the Company’s results of operations and financial position.

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140.” This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting; a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with FASB Statement No. 115; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. This statement is effective for fiscal years beginning after September 15, 2006 with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement had no impact on the Company’s financial condition or results of operations.

During June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109) (“FIN 48”), which is effective for fiscal years beginning after December 15, 2006. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance prescribed in FIN 48 establishes a recognition threshold of more likely than not that a tax position will be sustained upon examination. The measurement attribute of FIN 48 requires that a tax position be measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company adopted the provisions of FIN 48 on January 1, 2007. The implementation of FIN 48 did not have a significant impact on the Company's financial position or results of operations.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (hereinafter “SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a significant effect on its financial position or results of operation

In September 2006, the Financial Accounting Standards Board issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, which amends SFAS No. 87 “Employers’ Accounting for Pensions” (SFAS No. 87), SFAS No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (SFAS No. 88), SFAS No. 106 “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (SFAS No. 106), and SFAS No. 132R “Employers’ Disclosures about Pensions and Other Postretirement Benefits (revised 2003)” (SFAS No. 132R). This statement requires companies to recognize an asset or liability for the overfunded or underfunded status of their benefit plans in their financial statements. SFAS No. 158 also requires the measurement date for plan assets and liabilities to coincide with the sponsor’s year-end. The standard provides two transition alternatives related to the change in measurement date provisions. The recognition of an asset and liability related to the funded status provision is effective for fiscal year ending after December 15, 2006 and the change in measurement date provisions is effective for fiscal years ending after December 15, 2008. This pronouncement has no effect on the Company at this time.
In February 2007, the Financial Accounting Standards Board issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 provides entities with an option to report selected financial assets and liabilities at fair value, with the objective to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. We will be required to adopt SFAS No. 159 in the first quarter of fiscal year 2008. We are currently evaluating the requirements of SFAS No. 159 and have not yet determined the impact, if any, its adoption will have on our consolidated financial position and results of operations.

3. OPTIONS AND WARRANTS

Below is a summary of Auxilio stock option and warrant activity during the three-month period ended March 31, 2007:

Options
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2006	2,182,648	$1.39
Granted	802,000	$0.47
Exercised	-	-
Cancelled	(94,500)	$1.54
Outstanding at March 31, 2007	2,890,148	$1.13	8.17	$410,315
Exercisable at March 31, 2007	1,219,621	$1.40	7.27	$42,775

Warrants
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2006	2,467,076	$1.34
Granted	100,000	0.47
Exercised	-	-
Cancelled	-	-
Outstanding at March 31, 2007	2,567,076	$1.30	4.30	$577,010
Exercisable at March 31, 2007	2,567,076	$1.30	4.30	$577,010

During the three months ended March 31, 2007, the Company granted 802,000 options to its employees and directors to purchase shares of the Company’s common stock at an exercise price of $0.47 per share, which exercise price equals the fair value of such options on the grant date. The options have graded vesting annually over three years, starting January 2007. The fair value of the options was determined using the Black-Scholes option-pricing model. The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 5.25%; (ii) estimated volatility of 80.62%; (iii) dividend yield of 0.0%; and (iv) expected life of the options of three years.

In January 2007, in payment to an individual for professional services rendered, the Company granted 100,000 warrants to purchase shares of the Company’s common stock at an exercise price of $0.47 per share, which exercise price equals the fair value of such warrants on the grant date. The warrants have immediate vesting. The fair value of the warrants of $25,962 was recorded as expense in January 2007. The fair value was determined using the Black-Scholes option-pricing model. The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 5.25%; (ii) estimated volatility of 80.62% (iii) dividend yield of 0.0%; and (iv) expected life of the warrants of three years.

Beginning January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payments” (“SFAS No. 123(R)”) on a modified prospective transition method to account for its employee stock options and warrants. For the three months ended March 31, 2007 and 2006, stock-based compensation expense recognized in the statement of operations as follows:

	2007	2006
Cost of revenues	$27,638	$40,262
Sales and marketing	30,196	57,994
General and administrative expenses	58,887	108,913
Total stock based compensation expense	$116,721	$207,169

4. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is calculated using the weighted average number of shares of the Company’s common stock issued and outstanding during a certain period, and is calculated by dividing net income (loss) by the weighted average number of shares of the Company’s common stock issued and outstanding during such period. Diluted net income (loss) per share is calculated using the weighted average number of common and potentially dilutive common shares outstanding during the period, using the as-if converted method for secured convertible notes, and the treasury stock method for options and warrants.

For the three months ended March 31, 2007, potentially dilutive securities consist of options and warrants to purchase 5,457,224 shares of common stock at prices ranging from $0.30 to $12.00 per share, and a secured convertible note that could convert into 1,499,298 shares into common stock. Of these potentially dilutive securities, 4,360,196 shares to purchase commons stock from the options and warrants have not been included in the computation of diluted earnings per share as their effect would be anti-dilutive.

For the three months ended March 31, 2006, potentially dilutive securities consist of options and warrants to purchase 3,857,532 shares of common stock at prices ranging from $0.30 to $12.00 per share. None of the equity instruments outstanding have been included in the computation of diluted earnings per share due to the net loss for this period, which causes these equity instruments to be anti-dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended March 31,
	2007	2006
Numerator:
Net income (loss)	$345,697	$(1,168,525)
Effects of dilutive securities:
Convertible note payable	(441,747)	-
(Loss) after effects of conversion of note payable	$(96,050)	$(1,168,525)

Denominator:
Denominator for basic calculation weighted average shares	16,122,809	15,961,724

Dilutive common stock equivalents:
Secured convertible notes	1,499,298	-
Options and warrants	1,097,028	-

Denominator for diluted calculation weighted average shares	18,719,135	15,961,724

Net income (loss) per share:

Basic net income (loss) per share	$0.02	$(0.07)

Diluted net (loss) per share	$(0.01)	$(0.07)

5. ACCOUNTS RECEIVABLE

A summary as of March 31, 2007 is as follows:

Trade	$2,013,339
Allowance for doubtful accounts	(28,509)
$1,984,830

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

7.  REVOLVING LOAN PAYABLE

In October 2006, the Company entered into a $1,500,000 Loan and Security Agreement (the “Loan Agreement”) with Cambria Investment Fund L.P. (“Cambria”). Michael D. Vanderhoof, a director of the Company is a principal in Cambria. Under the Loan Agreement, (i) the Company could borrow up to $1,500,000, with the final $500,000 available only after February 15, 2007 (ii) cash is advanced in $50,000 increments to the Company by Cambria Investment Fund L.P. upon request, (iii) interest accrues daily upon any unpaid principal balance at the rate of twelve percent (12%) per annum, (iv) accrued interest is payable in full on a quarterly basis and (v) the outstanding principal balance is due and payable in full on October 22, 2007. Cambria holds a second priority security interest (subject to the first lien held by Laurus Master Fund, LTD) in all of the Company’s inventory, accounts, equipment, cash, deposit accounts, securities, intellectual property, chattel paper, general intangibles and instruments, now existing or hereafter arising, and all proceeds thereof. Upon entering into this Loan Agreement Cambria earned the right to receive warrants to purchase up to 300,000 shares of the Company’s common stock at $.46. Additionally Cambria will earn the right to receive warrants to purchase up to additional 450,000 shares at $.46, with 30,000 shares vesting for every multiple of $100,000 borrowed under the Loan Agreement. Through December 2006, the Company borrowed $745,000 under the Loan Agreement. This borrowing earned Cambria the right to receive warrants to purchase 210,000 shares. The fair value of the warrant for the 300,000 shares issued upon execution was $92,558. Such amount was recorded as a loan acquisition cost and will be amortized to interest expense over the life of the note using the straight-line interest method. The fair value of the warrant for the 210,000 shares issued in connection with the borrowing was $71,086. In accordance with APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” the Company has allocated a value of $71,086 to the warrants based on their relative fair value. Such amount was recorded as a discount against the carrying value of the note and will be amortized to interest expense over the life of the note using the straight-line interest method. The fair value of the warrant was determined using the Black-Scholes option-pricing model, with the following assumptions: (i) no expected dividends; (ii) a risk free interest rate of 5.25%; (iii) expected volatility range of 79.05% to 79.52%; and (iv) an expected life of the warrants of five years. In lieu of exercising the warrant, Cambria may convert the warrant, in whole or in part, into a number of shares determined by dividing (a) the aggregate fair market value of the shares or other securities otherwise issuable upon exercise of the warrant minus the aggregate exercise price of such shares by (b) the fair market value of one share.

On March 30, 2007, the Company signed a term sheet with Cambria to restructure the Loan Agreement extending the maturity date of the $745,000 outstanding balance to May 1, 2008 and extending the maturity date of the remaining unborrowed amount of $755,000 to December 31, 2008.  In return, the Company agreed to immediately vest the remaining 240,000 unvested warrants under the original agreement and provide one additional warrant share for every two dollars of new borrowings against the $755,000.  The exercise price of the additional warrants will provide for a 10% discount to the closing price of the Company’s common stock on the date the restructuring is completed.  The Company expects to finalize this agreement in May 2007.

Interest charges associated with the Loan, including amortization of the discount and loan acquisition costs totaled $42,408 for the three months ended March 31, 2007.

8.	NOTE PAYABLE

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

The Company has provided a first lien on all assets of the Company. The Company will have the option of redeeming any outstanding principal of the Note by paying to the LMF 120% of such amount, together with accrued but unpaid interest under this Note. LMF earned fees in the amount of 3.5% of the total investment amount at the time of closing. LMF also received a warrant to purchase to purchase 478,527 shares of the Company’s common stock (the “Warrant”). The exercise price of the warrant is $1.96, representing a 120% premium to the average closing price of the Company’s common stock for the 10 days prior to the closing of the transaction. The warrant has a term of seven years. In addition, the Company paid loan origination fees to LMF of $105,000. The Company filed a Registration Statement on Form SB-2 with the SEC for the purpose of registering for re-sale all shares of common stock underlying the Note and the Warrant. On August 15, 2006, such registration statement was declared effective by the SEC.

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

Interest charges associated with the convertible debentures, including amortization of the discount and loan acquisition costs totaled $129,687 for the three months ended March 31, 2007.

9. EMPLOYMENT AGREEMENTS

Effective January 1, 2006, the Company entered into an employment agreement with Paul T. Anthony, to serve as the Company’s Chief Financial Officer. The employment agreement has a term of two years, and provides for a base annual salary of $170,000. Mr. Anthony is also eligible to receive an annual bonus if certain earnings and revenue targets are satisfied during the applicable fiscal year. Upon execution of the agreement, Mr. Anthony received 75,000 options. The Company may terminate Mr. Anthony’s employment under this agreement without cause at any time on thirty days’ advance written notice, at which time Mr. Anthony would receive severance pay for six months and be fully vested in all options and warrants granted to date. The foregoing descriptions of Mr. Anthony’s employment agreement is qualified in its entirety by reference to the full text of such agreement, which was filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on March 22, 2006.

Effective January 1, 2006, the Company entered in to an employment agreement with Etienne Weidemann, to serve as the Company’s President and Chief Operating Officer. The employment agreement has a term of two years, and provides for a base annual salary of $175,000. Mr. Weidemann is also eligible to receive an annual bonus if certain earnings and revenue targets are satisfied during the applicable fiscal year. Upon execution of the Agreement, Mr. Weidemann received 80,000 options. The Company may terminate Mr. Weidemann’s employment under this agreement without cause at any time on thirty days’ advance written notice, at which time Mr. Weidemann would receive severance pay for twelve months and be fully vested in all options and warrants granted to date. Mr. Weidemann was appointed Chief Executive Officer of the Company effective November 9, 2006. The terms of Mr. Weidemann employment are still governed by his current employment agreement. The foregoing descriptions of Mr. Weidemann’s employment agreement is qualified in its entirety by reference to the full text of such agreement, which was filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on March 22, 2006.

The foregoing descriptions of Mr. Anthony’s and Mr. Weidemann’s employment agreements are qualified in their entirety by reference to the full text of each such employment agreement

10. CONCENTRATIONS

Cash Concentrations

At times, cash balances held in financial institutions are in excess of federally insured limits. Management performs periodic evaluations of the relative credit standing of financial institutions and limits the amount of risk by selecting financial institutions with a strong credit standing.

Major Customers

The Company's largest customer accounted for approximately 67% of the Company's revenues for the three months ended March 31, 2007. Accounts receivable for this customer totaled approximately $1,231,000 as of March 31, 2007. The Company's four largest customers accounted for approximately 89% of the Company's revenues for the three months ended March 31, 2006.

11. SEGMENT REPORTING

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

Although we have been able to raise additional working capital through private placement offerings of our common stock and through our recent debt financing with Laurus Master Fund, Ltd., we may not be able to continue this practice in the future nor may we be able to obtain additional working capital through other debt or equity financings. In the event that sufficient capital cannot be obtained, we may be forced to significantly reduce operating expenses to a point which would be detrimental to business operations, curtail business activities, sell business assets or discontinue some or all of our business operations, or take other actions which could be detrimental to business prospects and result in charges which could be material to our operations and financial position. In the event that any future financing should take the form of the sale of equity securities, the current equity holders may experience dilution of their investments. In addition, we may generate insufficient revenues from our operations to cover our cash operating expenses. As a result, we may not be able to continue as a going concern. The financial statements that accompany this Report do not include any adjustments that might result from the outcome of these uncertainties

Due to these and other possible uncertainties and risks, readers are cautioned not to place undue reliance on the forward-looking statements contained in this Quarterly Report, which speak only as of the date of this Quarterly Report, or to make predictions about future performance based solely on historical financial performance. We disclaim any obligation to update forward-looking statements contained in this Quarterly Report.

Readers should carefully review the risk factors described below under the heading "Risk Factors That May Affect Future Results" and in other documents we file from time to time with the Securities and Exchange Commission, including our Form 10-KSB for the fiscal year ended December 31, 2006. Our filings with the Securities and Exchange Commission, including our Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K and amendments to those filings, pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, are available free of charge at www.auxilioinc.com, when such reports are available at the Securities and Exchange Commission web site.

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

To facilitate this strategy, Auxilio, in April 2004, acquired Alan Mayo & Associates, dba The Mayo Group (“The Mayo Group” or “TMG”), a provider of integration strategies and outsourced services for document image management in healthcare facilities. It was this acquisition that formed the basis of the Auxilio’s current operations.

Auxilio now provides total outsourced document and image management services and related financial and business processes for major healthcare facilities. Our proprietary technologies and unique processes assist hospitals, health plans and health systems with strategic direction and services that reduce document image expenses, increase operational efficiencies and improve the productivity of their staff. Auxilio’s analysts, consultants and resident hospital teams work with senior hospital financial management and department heads to determine the best possible long term strategy for managing the millions of document images produced by their facilities on an annual basis. Auxilio’s document image management programs help our clients achieve measurable savings and a fully outsourced document image management process. Auxilio's target market includes medium to large hospitals, health plans and healthcare systems.

Our common stock currently trades on the OTC Bulletin Board under the stock symbol AUXO.

Where appropriate, references to “Auxilio,” the “Company,” “we,” “us” or “our” include Auxilio, Inc. and Auxilio Solutions, Inc.

Application of Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. We evaluate these estimates on an on-going basis, including those estimates related to customer programs and incentives, product returns, bad debts, inventories, investments, intangible assets, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for our judgments about the carrying values of assets and liabilities which are not readily apparent from other sources. As a result, actual results may differ from these estimates under different assumptions or conditions.

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

You should refer to our Annual Report on Form 10-KSB filed on April 2, 2007 for a discussion of our critical accounting policies.

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

Revenue

Revenue increased by $3,827,718 to $5,862,911 for the three months ended March 31, 2007, as compared to the same period in 2006. The increase in the current period’s revenue is the result of a large March 2007 equipment sale totaling approximately $2,538,000 compared to a total of $742,000 in equipment sales during the first quarter of 2006. The increase in revenue is also attributed to an increase in new recurring revenue contracts of approximately $1,900,000.

Cost of Revenue

Cost of revenue consists of document imaging equipment, parts, supplies and salaries and expenses of field services personnel. Cost of revenue was $4,300,071 for the three months ended March 31, 2007, as compared to $1,971,734 for the same period in 2006. The increase in the cost of revenue for the first quarter of 2007 is consistent in relation to the increase in revenues. A substantial component of these increased costs were the costs associated with the large equipment sale in March 2007 as well as the costs required to implement and maintain an increased number of recurring revenue contracts.

Sales and Marketing

Sales and marketing expenses include salaries, commissions and expenses for sales and marketing personnel, travel and entertainment, and other selling and marketing costs. Sales and marketing expenses were $274,476 for the three months ended March 31, 2007, as compared to $510,903 for the same period in 2006. Sales and marketing expenses for the first quarter of 2007 are lower as a result of management’s decision to reduce the Company’s sales force in late fiscal 2006.

General and Administrative

General and administrative expenses include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses and other administrative costs. General and administrative expenses increased by $17,869 to $675,033 for the three months ended March 31, 2007, as compared to $657,164 for in the three months ended March 31, 2006. The increase is a result of performance based bonuses earned during the three months ended March 31, 2007, which bonuses were partially offset by the reduction in the executive team in late fiscal 2006 and a $50,000 decrease in stock-based compensation charges.

Intangible Asset Amortization

As a result of our previous acquisition in 2004, we have recorded a substantial amount of goodwill, which is the excess of the cost of our acquired business over the fair value of the acquired net assets, and other intangible assets. We evaluate the goodwill for impairment at least annually. We examine the carrying value of our other intangible assets as current events and circumstances warrant a determination of whether there are any impairment losses. If indicators of impairment arise with respect to our other intangible assets and our future cash flows are not expected to be sufficient to recover the assets’ carrying amounts, an impairment loss will be charged as an expense in the period identified. To date, we have not identified any event that would indicate an impairment of the value of our goodwill recorded in our condensed consolidated financial statements. However in December 2005, the remaining value of intangible assets related to non-compete agreements was charged to expense as management determined they no longer held value. Other intangible assets are amortized over their estimated lives.

Amortization expense was $59,541 for the three months ended March 31, 2007 compared to $63,802 for the same period in 2006. The slight reduction is a result of the estimated declining value of the amortization of backlogged business.

Other Income (Expense)

Interest expense for the three months ended March 31, 2007 was $204,882, compared to $9,850 for the same period in 2006. The increase is due to interest incurred on loans from Laurus Master Fund and Cambria Investment Fund L.P., including amortization of debt issue costs and warrants associated with these borrowings. Interest income is primarily derived from short-term interest-bearing securities and money market accounts. Interest income for the three months ended March 31, 2007 was $2,389, as compared to $1,327 for the same period in 2006, primarily due to an increase in the average balance of invested cash and short-term investments.

Gain on sale of marketable equity securities for the three months ended March 31, 2006 was $10,448. The Company has held no marketable securities since then. The 2006 gain was from our sale of 32,500 shares in General Environmental Management Inc (GEVM.OB).

Income Tax Expense

Income tax expense for the three months ended March 31, 2007 of $5,600 represents a quarterly estimate of the annual expense primarily as a result of alternative minimum tax provisions. Income tax expense for the three months ended March 31, 2006 of $2,400 represents the minimum amount due for state filing purposes.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2007, our cash and cash equivalents were equal to $367,598 and our working capital deficit was $17,024. Our principal cash requirements are for operating expenses, including equipment, supplies, employee costs, capital expenditures and funding of the operations. Our primary sources of cash are revenues, the proceeds from a $3,000,000 loan from Laurus Master Fund in April 2006, and the $1,500,000 revolving note payable from Cambria Investment Fund L.P., under which we have borrowed $745,000 to date.

During the three months ended March 31, 2007, we provided $206,997 for operating activities, as compared to using $549,526 for the same period in 2006. The increase in cash provided was primarily due to improved operating profit margins in 2007, partially offset by the increase in trade receivables from new recurring revenue contracts,

In April 2006, we entered into a $3,000,000 Fixed Price Convertible Note (the “Note”) agreement with Laurus Master Fund (LMF). The term of the Note is for three years at an interest rate of WSJ prime plus 2.0%. We shall reduce the principal Note by 1/60th per month starting 90 days after the closing, payable in cash or registered stock. For the three months ended March 31, 2007 we repaid $150,000 in principal of the Note.

In October 2006, we entered into a Loan and Security Agreement (Loan Agreement) with Cambria Investment Fund, L.P. One of our directors, Michael D. Vanderhoof, is a principal in Cambria Investment Fund. As of December 31, 2006, we had borrowed $745,000 of the available $1,500,000. There were no borrowings under the Loan Agreement during the three months ended March 31, 2007. Interest accrues daily upon any unpaid principal balance at the rate of twelve percent (12%) per annum and is payable quarterly. The outstanding principal balance is due and payable in full on October 22, 2007. However, on March 30, 2007, we signed a term sheet with Cambria Investment Fund, L.P to restructure the Loan Agreement extending the maturity date of the $745,000 outstanding balance to May 1, 2008 and extending the maturity date of the remaining unborrowed amount of $755,000 to December 31, 2008. In return, we agreed to immediately vest the remaining 240,000 unvested warrants under the original agreement and provide one additional warrant share for every two dollars of new borrowings against the $755,000. The exercise price of the additional warrants will provide for a 10% discount to the closing price of the Company’s common stock on the date the restructuring is completed. We expect to finalize this agreement in May 2007.

We saw the addition of a new customer in the first quarter of 2007. We have executed a large equipment sale with an existing client in the first quarter of 2007 with a portion of this equipment order remaining to be recognized in the second quarter of 2007. We anticipate other equipment sales in 2007. We expect to close additional recurring revenue contracts to new customers throughout 2007. We reduced our sales and operations staff in late 2006 in an effort to lower operating costs. We have the short-term availability of additional funds through our Loan with Cambria Investment Fund, L.P. We believe there are adequate funds to sustain our business operations over the next twelve months. If events or circumstances occur such that we do not meet our operating plan as expected, we may be required to seek additional capital and/or reduce certain discretionary spending, which could have a material adverse effect on our ability to achieve our business objectives. We may seek additional financing, which may include debt and/or equity financing or funding through third party agreements. There can be no assurance that any additional financing will be available on acceptable terms, if at all. Any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants.

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

Some of the factors upon which our success will depend include (but are not limited to) the following:

•	the emergence of competitiors in our target market, and the quality and development of their products and services; and

•	the market’s acceptance of our products and services.

In order to address these risks, we must (among other things) be able to:

•	successfully complete the development of our products and services;

•	modify our products and services as necessary to meet the demands of our market;

•	attract and retain highly skilled employees; and

•	respond to competitive influences.

On an ongoing basis, we cannot be certain that we will be able to successfully address any of these risks.

WE FACE SUBSTANTIAL COMPETITION FROM BETTER ESTABLISHED COMPANIES THAT MAY HAVE SIGNIFICANTLY GREATER RESOURCES WHICH COULD LEAD TO REDUCED SALES OF OUR PRODUCTS AND SERVICES.

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

Though we experienced a net operating income of $553,790 for the three months ended March 31, 2007, we have an accumulated deficit of $15,790,584 as of March 31, 2007. There can be no assurance that we will be able to operate profitably in the future. In the event that we are not successful in implementing our business plan, we will require additional financing in order to succeed. There can be no assurance that additional financing will be available now or in the future on terms that are acceptable to us. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures, all of which could have a material adverse effect on our business, financial condition or operating results. If sufficient capital cannot be obtained, we may be forced to significantly reduce operating expenses to a point which would be detrimental to business operations, curtail research and development activities, sell business assets or discontinue some or all of our business operations, or take other actions which could be detrimental to business prospects and result in charges which could be material to our operations and financial position. In the event that any future financing should take the form of the sale of equity securities, the current equity holders may experience dilution of their investments.

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

WE ARE DEPENDENT UPON OUR LARGEST CUSTOMERS.

The loss of any key customer could have a material adverse effect upon our financial condition, business, prospects and results of operation. Our largest customer represents approximately 67% of our revenues for the three months ended March 31, 2007. Although we anticipate that this and other major customers will represent less than 68% of revenue for the 2007 fiscal year and less than 57% of revenue for the 2008 fiscal year, the loss of these customers may contribute to our inability to operate as a going concern and may require us to obtain additional equity funding or debt financing (beyond the amounts described above) to continue our operations. We cannot be certain that we will be able to obtain such additional financing on commercially reasonable terms, or at all.

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

                                                                        AUXILIO, INC.

Date: May 15, 2007	By: /s/ Etienne Weidemann
Etienne Weidemann
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2007	/s/ Paul T. Anthony Paul T. Anthony
Chief Financial Officer
(Principal Accounting Officer)