Form 10QSB
period 2007-08-13
AUXILIO INC
filed 2007-08-14
CIK 1011432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Yes X No _

Indicate by check mark whether the registrant is a shell company (as defined by Section 12b-2 of the Exchange Act)

Yes  No X

The number of shares of the issuer's common stock, $0.001 par value, outstanding as of August 14, 2007 was 16,135,309.

Transitional Small Business Disclosure Format:
Yes _ No X

AUXILIO, INC.
FORM 10-QSB
TABLE OF CONTENTS

    PART I - FINANCIAL INFORMATION

                                                      Page
Item 1.     Financial Statements (Unaudited):

Condensed Consolidated Balance Sheet
as of June 30, 2007                      3

Condensed Consolidated Statements of Operations
for the Three and Six Months Ended June 30, 2007 and 2006                                                                                                 4

Condensed Consolidated Statement of Stockholders’ Equity
for the Six Months Ended June 30, 2007                                                                                                                                    5

Condensed Consolidated Statements of Cash Flows
for the Six Months Ended June 30, 2007 and 2006                                                                                                                   6

Notes to Condensed Consolidated Financial Statements                                                                                                      8

Item 2.     Management's Discussion and Analysis or Plan
of Operation.                                                                                                                                                                                 14

Item 3.     Controls and Procedures.                                                                                                                                                             21

                PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.                                                                                                                                                                        22

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.                                                                                              22

Item 3.      Defaults Upon Senior Securities.                                                                                                                                                22

Item 4.     Submission of Matters to a Vote of Security Holders.                                                                                                            22

Item 5.     Other Information.                                                                                                                                                                         22

Item 6.     Exhibits.                                                                                                                                                                                           23

Signatures                                                                                                                                                                                                                  24

 PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
JUNE 30, 2007
(UNAUDITED)

ASSETS
Current assets:
Cash and cash equivalents	$790,964
Accounts receivable, net	2,776,995
Prepaid and other current assets	22,904
Supplies	650,077
Total current assets	4,240,940

Property and equipment, net	257,807
Deposits	28,790
Loan acquisition costs, net	328,710
Intangible assets, net	310,056
Goodwill	1,517,017
Total assets	$6,683,320

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,835,118
Accrued compensation and benefits	520,523
Deferred revenue	507,090
Current portion of long-term debt	600,000
Current portion of capital lease obligations	37,366
Revolving loan payable, net of discount of $30,149	719,851
Total current liabilities	4,219,948

Note payable, less current portion, net of discount of $153,753	1,646,247

Commitments and contingencies	-

Stockholders' equity:
Common stock, par value at $0.001, 33,333,333 shares
authorized, 16,135,309 shares issued and outstanding	16,137
Additional paid-in capital	16,687,336
Accumulated deficit	(15,886,348)
Total stockholders' equity	817,125
Total liabilities and stockholders’ equity	$6,683,320

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Revenues	$5,022,112	$2,481,139	$10,885,023	$ 4,516,332
Cost of revenues	3,971,000	2,362,995	8,271,070	4,334,369

Gross profit	1,051,112	118,144	2,613,953	181,963

Operating expenses:
Sales and marketing	313,909	490,981	588,384	1,001,884
General & administrative expenses	570,963	536,707	1,245,727	1,193,872
Intangible asset amortization	59,541	63,802	119,082	127,603
Total operating expenses	944,143	1,091,490	1,953,193	2,323,359
Income (loss) from operations	106,969	(973,346)	660,760	(2,141,396)

Other income (expense):
Interest expense	(201,714)	(209,155)	(406,596)	(219,005)
Interest income	4,580	17,417	6,969	18,744
Gain on sale of marketable securities	-	-	-	10,448

Total other income (expense)	(197,134)	(191,738)	(399,627)	(189,813)

Income (loss) before provision for income taxes	(90,165)	(1,165,084)	261,133	(2,331,209)

Income tax expense	(5,600)	-	(11,200)	(2,400)

Net income (loss)	$(95,765)	$(1,165,084)	$249,933	$ (2,333,609

Net income (loss) per share:
Basic	$(.01)	$(.07)	$.02	$ (.15)
Diluted	$(.03)	$(.10)	$(.00)	$ (.17)

Number of weighted average shares:
Basic	16,131,875	16,095,615	16,127,367	16,029,040
Diluted	17,631,173	17,773,484	18,541,538	17,706,909

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 2007
(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2006	16,122,809	$16,124	$16,430,094	$(16,136,281)	$309,937
Stock compensation expense for options and warrants granted to employees and consultants	-	-	251,380	-	251,380
Stock options exercised	12,500	13	5,862	-	5,875
Net income	-	-	-	249,933	249,933
Balance at June 30, 2007	16,135,309	$16,137	$16,687,336	$(15,886,348)	$817,125

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2007	2006
Cash flows provided by (used for) operating activities:
Net income (loss)	$249,933	$(2,333,609)
Adjustments to reconcile net income (loss) to net cash
provided by (used for) operating activities:
Depreciation	68,403	56,657
Amortization of intangible assets	119,082	127,603
Stock compensation expense for warrants and options issued to employees and consultants	251,380	288,485
Stock issued for services	-	4,953
Gain on sale of marketable securities	-	(10,448)
Interest expense related to amortization of warrants issued for loans	83,562	105,113
Interest expense related to amortization of loan acquisition costs	143,730	38,019
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(1,052,737)	(225,085)
Supplies	40,401	70,466
Prepaid and other current assets	7,769	(13,794)
Deposits	-	12,565
Accounts payable and accrued expenses	515,015	337,976
Accrued compensation and benefits	153,728	(31,995)
Deferred revenue	217,776	55,767
Net cash provided by (used for) operating activities	798,042	(1,517,327)

Purchases of property and equipment	(22,441)	(124,536)
Net proceeds from sale of marketable securities	-	26,698
Net cash (used for) investing activities	(22,441)	(97,838)
Cash flows provided by financing activities:
Proceeds from line of credit	-	250,000
Repayments on line of credit	-	(250,000)
Proceeds from convertible note payable	-	3,000,000
Acquisition fees paid for convertible note payable	-	(345,195)
Payments on capital leases	(9,949)	(6,673)
Payments on notes payable and long-term debt	(300,000)	-
Proceeds from exercise of options	5,875	-
Net cash (used for) provided by financing activities	(304,074)	2,648,132
Net increase in cash and cash equivalents	471,527	1,032,967
Cash and cash equivalents, beginning of period	319,437	664,941
Cash and cash equivalents, end of period	$790,964	$1,697,908

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Six Months Ended June 30,
	2007	2006
Supplemental disclosure of cash flow information:

Interest paid	$179,304	$66,023

Income tax paid	$2,400	$2,400

Non-cash investing and financing activities:

Relative fair value of warrants issued related to issuance of note payable	$-	$425,267

Property and equipment acquired by capital lease	$-	$26,391

Stocks issued for acquisition fees for convertible note payable	$-	$70,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2007 and 2006
(UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Auxilio, Inc. and its subsidiaries (“the Company”) have been prepared in accordance with generally accepted accounting principles of the United States of America (“GAAP”) for interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly , these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006, as filed with the Securities and Exchange Commission (SEC) on April 2, 2007.

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

In October 2006, the Company entered into a Loan and Security Agreement (“Loan Agreement”) with Cambria Investment Fund, L.P. (“Cambria”). Michael D. Vanderhoof, a director of the Company, is a principal in Cambria. Through June 30, 2007 the Company borrowed $745,000 of the available $1,500,000. Interest accrues daily upon any unpaid principal balance at the rate of twelve percent (12%) per annum and is payable quarterly. The outstanding principal balance is due and payable in full on October 22, 2007. As further described in Note 7 below, in August 2007 the Company and Cambria agreed to extend the maturity date for the $745,000 until May 1, 2008. The Loan is secured by substantially all of our assets and is subordinate to the Laurus Master Fund Fixed Price Convertible Note. For the six months ended June 30, 2007, the Company was able to generate sufficient cash from revenues to cover its operating expenses. However, no assurances can be given that the Company can continue to generate sufficient revenues. The Company believes that the availability of funds from the Loan Agreement, the sale of new product offerings and the growth of its customer base and cost containment efforts will enable the Company to generate positive operating cash flows and to continue its operations.

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

The accompanying financial statements do not include a statement of comprehensive income because there were no items that would require adjustment of net income to comprehensive income during the reporting periods.

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

During June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)" (“FIN 48”), which is effective for fiscal years beginning after December 15, 2006. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance prescribed in FIN 48 establishes a recognition threshold of more likely than not that a tax position will be sustained upon examination. The measurement attribute of FIN 48 requires that a tax position be measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company adopted the provisions of FIN 48 on January 1, 2007. The implementation of FIN 48 did not have a significant impact on the Company's financial position or results of operations.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (hereinafter “SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a significant effect on its financial position or results of operation.

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

3. OPTIONS AND WARRANTS.

Below is a summary of Auxilio stock option and warrant activity during the six-month period ended June 30, 2007:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2006	2,182,648	$ 1.39
Granted	896,500.50
Exercised	(12,500)	.47
Cancelled	(177,000)	1.60
Outstanding at June 30, 2007	2,889,648	$ 1.10	7.97	$ 273,237
Exercisable at June 30, 2007	1,458,509	$ 1.30	6.94	$ 15,027

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2006	2,467,076	$ 1.34
Granted	100,000.47
Exercised	-	.30
Cancelled	(500)	3.00
Outstanding at June 30, 2007	2,566,576	$ 1.30	4.05	$ 449,513
Exercisable at June 30, 2007	2,566,576	$ 1.30	4.05	$ 449,513

During the six months ended June 30, 2007, the Company granted a total of 896,500 options to its employees and directors to purchase shares of the Company’s common stock at an exercise price range of $0.47 to $0.80 per share, which exercise price equals the fair value of such options on the grant date. The options have graded vesting annually over three years, starting February 2007. The fair value of the options was determined using the Black-Scholes option-pricing model. The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 5.24 to 5.25%; (ii) estimated volatility of 80.62 to 82.99%; (iii) dividend yield of 0.0%; and (iv) expected life of the options of three years.

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

Beginning January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payments” (“SFAS No. 123(R)”) on a modified prospective transition method to account for its employee stock options and warrants. For the three and six months ended June 30, 2007 and 2006, stock-based compensation expense recognized in the statement of operations as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Cost of revenues	$26,154	$31,672	$53,792	$71,934
Sales and marketing	28,677	3,522	58,872	61,516
General and administrative expense	53,866	73,333	112,753	155,035
Total stock based compensation expense	$108,697	$108,527	$225,417	$288,485

4. NET LOSS PER SHARE

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

For the three and six months ended June 30, 2007, potentially dilutive securities consist of options and warrants to purchase 5,456,224 shares of common stock at prices ranging from $0.30 to $12.00 per share, and a secured convertible note that could convert into 1,499,298 shares into common stock. Of these potentially dilutive securities, 4,541,351 shares to purchase commons stock from the options and warrants have not been included in the computation of diluted earnings per share for the six months ended June 30, 2007 as their effect would be anti-dilutive. None of the options and warrants outstanding have been included in the computation of diluted earnings per share for the three months ended June 30, 2007 due to the net loss for this period, which causes these equity instruments to be anti-dilutive.

For the three and six months ended June 30, 2006, potentially dilutive securities consist of options and warrants to purchase 4,376,573 shares of common stock at prices ranging from $0.30 to $12.00 per share and a secured convertible note that could convert into 1,677,869 shares into common stock.  None of the options and warrants outstanding have been included in the computation of diluted earnings per share due to the net loss for these periods, which causes these equity instruments to be anti-dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Numerator:
Net income (loss)	$(95,765)	$(1,165,084)	$249,933	$(2,333,609)
Effects of dilutive securities:
Convertible note payable	(381,971)	(629,581)	(315,234)	(629,581)
Income (loss) after effects of conversion of note payable	$(477,736)	$(1,794,665)	$(65,301)	$(2,963,190)

Denominator:
Denominator for basic calculation weighted average shares	16,131,875	16,095,615	16,127,367	16,029,040

Dilutive common stock equivalents:
Secured convertible notes	1,499,298	1,677,869	1,499,298	1,677,869
Options and warrants	-	-	914,873	-

Denominator for diluted calculation weighted average shares	17,631,173	17,773,484	18,541,538	17,706,909

Net income (loss) per share:
Basic net income (loss) per share	$(.01)	$(.07)	$.02	$(.15)

Diluted net income (loss) per share	$(.03)	$(.10)	$(.00)	$(.17)

5. ACCOUNTS RECEIVABLE

A summary as of June 30, 2007 is as follows:

Trade receivable	$2,805,505
Allowance for doubtful accounts	(28,510)
Total accounts receivable	$2,776,995

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

In  August 2007, the Company restructured the Loan Agreement with Cambria extending the maturity date of the $745,000 outstanding balance to May 1, 2008 and extending the maturity date of the remaining unborrowed amount of $755,000 to December 31, 2008.  In return, the Company agreed to immediately vest the remaining 240,000 unvested warrants under the original agreement and provide one additional warrant share for every two dollars of new borrowings against the $755,000.  The exercise price of the additional warrants provides for a 10% discount to the closing price of the Company’s common stock on the date of the restructuring.

Interest charges associated with the Loan, including amortization of the discount and loan acquisition costs totaled $99,816 for the six months ended June 30, 2007.

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

Interest charges associated with the convertible debentures, including amortization of the discount and loan acquisition costs totaled $256,200 for the six months ended June 30, 2007.

9. EMPLOYMENT AGREEMENTS

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

Major Customers

The Company's two largest customers accounted for approximately 70% of the Company's revenues for the six months ended June 30, 2007. Accounts receivable for these customers totaled approximately $682,000 as of June 30, 2007. The Company's five largest customers accounted for approximately 90% of the Company's revenues for the six months ended June 30, 2006.

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

Although we have been able to raise additional working capital through private placement offerings of our common stock through our recent debt financing with Laurus Master Fund, Ltd. and our Loan Agreement with Cambria Investment Fund L.P., we may not be able to continue this practice in the future nor may we be able to obtain additional working capital through other debt or equity financings. In the event that sufficient capital cannot be obtained, we may be forced to significantly reduce operating expenses to a point which would be detrimental to business operations, curtail business activities, sell business assets or discontinue some or all of our business operations, or take other actions which could be detrimental to business prospects and result in charges which could be material to our operations and financial position. In the event that any future financing should take the form of the sale of equity securities, the current equity holders may experience dilution of their investments. In addition, we may generate insufficient revenues from our operations to cover our cash operating expenses.

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

RESULTS OF OPERATIONS

For the Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006

Revenue

Revenue increased $6,368,691 to $10,885,023 for the six months ended June 30, 2007, as compared to the same period in 2006. The increase in revenue is partially attributed an approximate $3,620,000 increase in equipment sales in 2007. The increase is also attributed to an approximate $2,750,000 increase in recurring revenue contracts during the first six months of fiscal 2007. Since April 2006 Auxilio has added three new customers, including one of our largest customers to date. Recurring revenue for the six months ended June 30, 2007 for these three customers totals approximately $3,840,000 compared to approximately $1,150,000 for the same period in 2006.

Cost of Revenue

Cost of revenue consists of document imaging equipment, parts, supplies and salaries and expenses of field services personnel. Cost of revenue increased $3,936,701 to $8,271,070 for the six months ended June 30, 2007, as compared to $4,334,369 for the same period in 2006. This increase is the result of our increased equipment sales and the costs associated with maintaining the recurring revenue contracts for the three recently added customers.

Sales and Marketing

Sales and marketing expenses include salaries, commissions and expenses for sales and marketing personnel, travel and entertainment, and other selling and marketing costs. Sales and marketing expenses were $588,384 for the six months ended June 30, 2007, as compared to $1,001,884 for the same period in 2006. Sales and marketing expenses for the first six months of 2007 are lower as a result of management’s decision to reduce the Company’s sales force in late fiscal 2006.

General and Administrative

General and administrative expenses include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses and other administrative costs. General and administrative expenses increased by $51,855 to $1,245,727 for the six months ended June 30, 2007, as compared to $1,193,872 for the same period in 2006. The increase is a result of performance based bonuses earned during the six months ended June 30, 2007, which were partially offset by the reduction in the executive team which occurred in late fiscal 2006 and a $40,000 decrease in stock-based compensation charges.

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

Amortization expense was $119,082 for the six months ended June 30, 2007 compared to $127,603 for the same period in 2006. The slight reduction is a result of the estimated declining value of the amortization of backlogged business.

Other Income (Expense)

Interest expense for the six months ended June 30, 2007 was $406,596, compared to $219,005 for the same period in 2006. The increase is due to interest incurred on loans from Laurus Master Fund and Cambria Investment Fund L.P., including amortization of debt issue costs and warrants associated with these borrowings. Interest income is primarily derived from short-term interest-bearing securities and money market accounts. Interest income for the six months ended June 30, 2007 was $6,969, as compared to $18,744 for the same period in 2006, primarily due to a decrease in the average balance of invested cash and short-term investments.

Gain on sale of marketable equity securities for the six months ended June 30, 2006 was $10,448. The Company has held no marketable securities since then. The 2006 gain was from our sale of 32,500 shares in General Environmental Management Inc (GEVM.OB).

Income Tax Expense

Income tax expense for the six months ended June 30, 2007 of $11,200 represents a six month estimate of the annual expense primarily as a result of alternative minimum tax provisions. Income tax expense for the six months ended June 30, 2006 of $2,400 represents the minimum amount due for state filing purposes.

For the Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006

Revenue

Revenue increased $2,540,973 to $5,022,112 for the three months ended June 30, 2007, as compared to the same period in 2006. The increase in revenue is partially attributed an approximate $1,740,000 increase in equipment sales in the second quarter of 2007. The increase is also attributed to an approximate $800,000 increase in recurring revenue contracts in the second quarter of 2007. Since April 2006 Auxilio has added three new customers, including one of our largest customers to date. Recurring revenue for the three months ended June 30, 2007 for these customers totals approximately $1,980,000 compared to approximately $1,120,000 for the same period in 2006.

Cost of Revenue

Cost of revenue consists of document imaging equipment, parts, supplies and salaries and expenses of field services personnel. Cost of revenue was $3,971,000 for the three months ended June 30, 2007, as compared to $2,362,995 for the same period in 2006. This increase is the result of increased equipment sales in the second quarter of 2007 and the costs associated with maintaining the recurring revenue contracts for the three recently added customers.

Sales and Marketing

Sales and marketing expenses include salaries, commissions and expenses for sales and marketing personnel, travel and entertainment, and other selling and marketing costs. Sales and marketing expenses were $313,909 for the three months ended June 30, 2007, as compared to $490,981 for the same period in 2006. The reduction in sales and marketing expenses during the second quarter of 2007 is the result of management’s decision to reduce the Company’s sales force in late fiscal 2006.

General and Administrative

General and administrative expenses include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses and other administrative costs. General and administrative expenses increased by $34,256 to $570,963 for the three months ended June 30, 2007, as compared to $536,707 for the same period in 2006. The increase is a result of performance based bonuses earned during the second quarter of 2007, which were partially offset by the reduction in the executive team which occurred in late fiscal 2006.

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

Amortization expense was $59,541 for the three months ended June 30, 2007 compared to $63,802 for the same period in 2006. The slight reduction is a result of the estimated declining value of the amortization of backlogged business.

Other Income (Expense)

Interest expense for the three months ended June 30, 2007 was $201,714, compared to $209,155 for the same period in 2006. These comparable amounts are a result of comparable average amounts borrowed for the two periods on the loans from Laurus Master Fund and Cambria Investment Fund L.P. Interest income is primarily derived from short-term interest-bearing securities and money market accounts. Interest income for the three months ended June 30, 2007 was $4,580, as compared to $17,417 for the same period in 2006, primarily due to a decrease in the average balance of invested cash and short-term investments.

Income Tax Expense

Income tax expense for the three months ended June 30, 2007 of $5,600 represents a quarterly estimate of the annual expense primarily as a result of alternative minimum tax provisions. There was no income tax expense for the three months ended June 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2007, our cash and cash equivalents were $790,964 and our working capital was $20,992. Our principal cash requirements are for operating expenses, including equipment, supplies, employee costs, capital expenditures and funding of the operations. Our primary sources of cash are revenues, the proceeds from a $3,000,000 loan from Laurus Master Fund in April 2006, and the $1,500,000 revolving note payable from Cambria Investment Fund L.P., under which we have borrowed $745,000 to date.

During the six months ended June 30, 2007, we provided $798,042 for operating activities, as compared to using $1,517,327 for the same period in 2006. The increase in cash provided was primarily due to improved operating profit margins in 2007, partially offset by the increase in trade receivables from an increase in revenue.

In April 2006, we entered into a $3,000,000 Fixed Price Convertible Note (the “Note”) agreement with Laurus Master Fund (LMF). The term of the Note is for three years at an interest rate of WSJ prime plus 2.0%. We shall reduce the principal Note by 1/60th per month starting 90 days after the closing, payable in cash or registered stock. For the six months ended June 30, 2007 we repaid $300,000 in principal of the Note.

In October 2006, we entered into a Loan and Security Agreement (Loan Agreement) with Cambria Investment Fund, L.P. One of our directors, Michael D. Vanderhoof, is a principal in Cambria Investment Fund. As of December 31, 2006, we had borrowed $745,000 of the available $1,500,000. There were no borrowings under the Loan Agreement during the six months ended June 30, 2007. Interest accrues daily upon any unpaid principal balance at the rate of twelve percent (12%) per annum and is payable quarterly. The outstanding principal balance is due and payable in full on October 22, 2007. However, in August 2007, we agreed with Cambria Investment Fund, L.P to restructure the Loan Agreement extending the maturity date of the $745,000 outstanding balance to May 1, 2008 and extending the maturity date of the remaining unborrowed amount of $755,000 to December 31, 2008. In return, we agreed to immediately vest the remaining 240,000 unvested warrants under the original agreement and provide one additional warrant share for every two dollars of new borrowings against the $755,000. The exercise price of the additional warrants provides for a 10% discount to the closing price of the Company’s common stock on the date of the restructuring.

We saw the addition of a new customer in the first quarter of 2007. We have executed three large equipment sales with existing customers in the first six months of 2007. We anticipate other equipment sales in 2007. We expect to close additional recurring revenue contracts to new customers throughout 2007. We reduced our sales and operations staff in late 2006 in an effort to lower operating costs. We have the short-term availability of additional funds through our Loan with Cambria Investment Fund, L.P. We believe there are adequate funds to sustain our business operations over the next twelve months. If events or circumstances occur such that we do not meet our operating plan as expected, we may be required to seek additional capital and/or reduce certain discretionary spending, which could have a material adverse effect on our ability to achieve our business objectives. We may seek additional financing, which may include debt and/or equity financing or funding through third party agreements. There can be no assurance that any additional financing will be available on acceptable terms, if at all. Any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants.

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

Though we experienced a net operating income of $660,760 for the six months ended June 30, 2007, we have an accumulated deficit of $15,886,348 as of June 30, 2007. There can be no assurance that we will be able to operate profitably in the future. In the event that we are not successful in implementing our business plan, we will require additional financing in order to succeed. There can be no assurance that additional financing will be available now or in the future on terms that are acceptable to us. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures, all of which could have a material adverse effect on our business, financial condition or operating results. If sufficient capital cannot be obtained, we may be forced to significantly reduce operating expenses to a point which would be detrimental to business operations, curtail research and development activities, sell business assets or discontinue some or all of our business operations, or take other actions which could be detrimental to business prospects and result in charges which could be material to our operations and financial position. In the event that any future financing should take the form of the sale of equity securities, the current equity holders may experience dilution of their investments.

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

WE ARE DEPENDENT UPON OUR LARGEST CUSTOMERS.

The loss of any key customer could have a material adverse effect upon our financial condition, business, prospects and results of operation. Our two largest customers represent approximately 70% of our revenues for the six months ended June 30, 2007. Although we anticipate that major customers will represent less than 65% of revenue for the 2007 fiscal year and less than 56% of revenue for the 2008 fiscal year, the loss of these customers may contribute to our inability to operate as a going concern and may require us to obtain additional equity funding or debt financing (beyond the amounts described above) to continue our operations. We cannot be certain that we will be able to obtain such additional financing on commercially reasonable terms, or at all.

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

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Annual Meeting of Stockholders of Auxilio, Inc was held on May 16, 2007. The matters voted upon at the meeting included the following proposals.

Proposal 1              Election of Directors

At the meeting, the stockholders elected the following persons to serve as directors of Auxilio Inc. until the next annual meeting, or until their removal or resignation: Joseph J. Flynn, Edward B. Case, John D. Pace, Max Poll, Michael Vanderhoof, Etienne L. Weidemann.

Name	Votes For	Votes Withheld
Joseph J. Flynn	9,970,765	-
Edward B. Case	9,970,765	-
John D. Pace	9,970,765	-
Max Poll	9,970,765	-
Michael Vanderhoof	9,970,765	3,000
Etienne L. Weidemann	9,970,765	-

Proposal 2 To Approve the Adoption of the Auxilio, Inc. 2007 Stock Option Plan

The stockholders approved the adoption of the Company’s 2007 Stock Option Plan, with 9,735,430 shares voting for approval, 57,168 shares voting against, 178,167 shares abstained.

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

                 AUXILIO, INC.

        Date: August 14, 2007                By:  /s/  Etienne Weidemann
                                                                                                                        Etienne Weidemann
                                                                                                                                                Chief Executive Officer
                                                                                                                                                (Principal Executive Officer)

        Date: August 14, 2007                      /s/  Paul T. Anthony
                 Paul T. Anthony
                                                                                                                                                     Chief Financial Officer
                                                                                                                                                     (Principal Accounting Officer)