Form 10KSB/A
AUXILIO INC
filed 2007-10-17
CIK 1011432

U.S. Securities and Exchange Commission
Washington, D.C. 20549

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

The aggregate market value for the Issuer’s voting stock held by non-affiliates of the Issuer based upon the $1.08 per share closing sale price of the Common Stock on October 16, 2007 as reported on the Over-the-Counter Bulletin Board, was approximately $15,957,872.  Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of October 16, 2007, Registrant had 16,135,309 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):
Yes           [  ]                      No           [X]

Explanatory Note

We are filing this Amendment to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, as filed with the U.S. Securities and Exchange Commission (SEC) on March 30, 2007 in response to a request by the SEC to make certain changes to the disclosure in Item 8A Controls and Procedures.

Other than the change referred to above, all other information included in the above described Form 10-KSB remains unchanged.  This amendment does not reflect events occurring after the filing of such Form 10-KSB and does not modify or update the disclosures therein in any way other than as required to reflect the amendment as described above and set forth below.

Item 8A.                     Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to provide reasonable assurance that information required to be disclosed in our reports filed under that Act (the Exchange Act), such as this Annual Report on Form 10-KSB, is recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission. Our disclosure controls and procedures also are designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Our management, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of December 31, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006, our disclosure controls and procedures were effective to provide reasonable assurance that material information, relating to the Company and its consolidated subsidiaries, required to be included in our Exchange Act reports, including this Annual Report on Form 10–KSB, is made known to management, including the Chief Executive Officer and Chief Financial Officer, on a timely basis.

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

10.18	Securities Purchase Agreement dated as of April 7, 2006, between Auxilio, Inc. and Laurus Master Fund, Ltd. (filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on April 13, 2006).
10.19	Secured Convertible Term Note dated as of April 7, 2006 issued by Auxilio, Inc. to Laurus Master Fund, Ltd. (filed as Exhibit 10.2 to the Registrant’s Form 8-K filed on April 13, 2006).
10.20	Loan and Security Agreement dated as of October 25, 2006, between Auxilio, Inc. and Cambria Investment Fund, L.P. (filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on October 27, 2006).
14	Registrants Code of Ethics (incorporated by reference to Exhibit 14.1 to the Registrant’s Form 10-KSB filed on April 14, 2004).
16.1	Letter regarding change in certifying accountants dated February 14, 2002 (incorporated by reference to Exhibit 16 to the Registrant’s Form 8-K filed on February 15, 2002).
16.2	Letter regarding change in certifying accountants dated December 22, 2005 (incorporated by reference to Exhibit 16.1 to the Registrant’s Form 8-K/A filed on January 24, 2006).
21.1	Subsidiaries*
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a).
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a).
32.1	Certification of the CEO and CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*
* Previously filed.

Signatures

In accordance with section 13 or 15(d) with the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of October, 2007.

AUXILIO, Inc.

By:         /s/ Etienne Weidemann
Etienne Weidemann
Chief Executive Officer
Principal Executive Officer

By:         /s/ Paul T. Anthony
Paul T. Anthony
Chief Financial Officer
Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                                                Title                                                                                Date

/s/ Etienne Weidemann
Etienne Weidemann                                Chief Executive Officer                                                        October 16, 2007
                                                                    (Principal Executive Officer and Director)

/s/ Paul T. Anthony                                 Chief Financial Officer                                                        October 16, 2007
Paul T. Anthony                                       (Principal Financial and Accounting Officer)

/s/ Edward Case                                        Director                                                                                 October 16, 2007
Edward Case

/s/ John D. Pace                                        Director                                                                                 October 16, 2007
John D. Pace

/s/ Max Poll                                                Director                                                                                 October 16, 2007
Max Poll

/s/ Michael Vanderhoof                           Director                                                                                 October 16, 2007
Michael Vanderhoof