Form 10-Q
period 2007-09-30
AUXILIO INC
filed 2007-11-16
CIK 1011432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes     X                      No ___

Indicate by check mark whether the registrant is a shell company (as defined by Section 12b-2 of the Exchange Act)

                      Yes                              No     X

The number of shares of the issuer's common stock, $0.001 par value, outstanding as of November 16, 2007 was 16,135,309.

Transitional Small Business Disclosure Format:
                      Yes ___                       No     X

AUXILIO, INC.
FORM 10-QSB
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

          Page
Item 1.                   Financial Statements (Unaudited):

Condensed Consolidated Balance Sheet
   as of September 30, 2007                                                                                                              3

Condensed Consolidated Statements of Operations
   for the Three and Nine Months Ended September 30, 2007 and 2006                                  4

Condensed Consolidated Statement of Stockholders’ Equity
   for the Nine Months Ended September 30, 2007                                                                      5

Condensed Consolidated Statements of Cash Flows
   for the Nine Months Ended September 30, 2007 and 2006                                                     6

Notes to Condensed Consolidated Financial Statements                                                         8

Item 2.                   Management's Discussion and Analysis or Plan
   of Operation.                                                                                                                                 15

Item 3.                   Controls and Procedures.                                                                                                            22

PART II - OTHER INFORMATION

Item 1.                   Legal Proceedings.                                                                                                                       23

Item 2.                   Unregistered Sales of Equity Securities and Use of Proceeds.                                             23

Item 3.                   Defaults Upon Senior Securities.                                                                                               23

Item 4.                   Submission of Matters to a Vote of Security Holders.                                                           23

Item 5.                   Other Information.                                                                                                                        23

Item 6.                   Exhibits.                                                                                                                                          24

                   Signatures                                                                                                                                                                      25

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2007
(UNAUDITED)

ASSETS
Current assets:
Cash and cash equivalents	$ 439,730
Accounts receivable, net	3,137,811
Prepaid and other current assets	14,519
Supplies	640,878
Total current assets	4,232,938

Property and equipment, net	228,350
Deposits	28,790
Loan acquisition costs, net	250,558
Intangible assets, net	250,514
Goodwill	1,517,017
Total assets	$ 6,508,167

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$ 1,665,005
Accrued compensation and benefits	565,018
Deferred revenue	464,702
Current portion of long-term debt	600,000
Current portion of capital lease obligations	31,971
Loan payable, net of unaccreted costs of $344,896	400,104
Total current liabilities	3,726,800

Note payable, less current portion, net of discount of $132,030	1,517,970

Commitments and contingencies	-

Stockholders' equity:
Common stock, par value at $0.001, 33,333,333 shares
authorized, 16,135,309 shares issued and outstanding	16,137
Additional paid-in capital	16,971,583
Accumulated deficit	(15,724,323)
Total stockholders' equity	1,263,397
Total liabilities and stockholders’ equity	$ 6,508,167

The accompanying notes are an integral part of these condensed consolidated financial statements.

.
AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Revenues	$ 5,003,721	$ 2,858,092	$ 15,888,744	$ 7,374,424
Cost of revenues	3,830,689	2,378,936	12,101,759	6,713,305

Gross profit	1,173,032	479,156	3,786,985	661,119

Operating expenses:
Sales and marketing	308,379	510,181	896,763	1,512,065
General & administrative expenses	549,902	542,663	1,795,628	1,736,535
Intangible asset amortization	59,541	63,802	178,624	191,405
Total operating expenses	917,822	1,116,646	2,871,015	3,440,005
Income (loss) from operations	255,210	(637,490)	915,970	(2,778,886)

Other income (expense):
Interest expense	(294,755)	(141,788)	(701,351)	(360,793)
Interest income	7,219	8,750	14,188	27,494
Gain on extinguishment of debt	199,951	-	199,951	-
Gain on sale of marketable securities	-	-	-	10,448

Total other income (expense)	(87,585)	(133,038)	(487,212)	(322,851)

Income (loss) before provision for income taxes	167,625	(770,528)	428,758	(3,101,737)

Income tax expense	(5,600)	-	(16,800)	(2,400)

Net income (loss)	$ 162,025	$ (770,528)	$ 411,958	$ (3,104,137)

Net income (loss) per share:
Basic	$ .01	$ (.05)	$ .03	$ (0.19)
Diluted	$ (.02)	$ (.07)	$ (.01)	$ (0.20)

Number of weighted average shares:
Basic	16,135,309	16,122,809	16,130,043	16,060,040
Diluted	20,774,453	17,800,678	20,947,758	17,738,509

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2007
(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2006	16,122,809	$ 16,124	$ 16,430,094	$ (16,136,281)	$ 309,937
Stock compensation expense for options and warrants granted to employees and consultants	-	-	327,295	-	327,295
Warrants vesting in connection with debt restructuring	-	-	128,124	-	128,124
Incremental fair value of conversion feature on loan payable	-	-	80,208	-	80,208
Stock options exercised	12,500	13	5,862	-	5,875
Net income	-	-	-	411,958	411,958
Balance at September 30, 2007	16,135,309	$ 16,137	$ 16,971,583	$ (15,724,323)	$ 1,263,397

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2007	2006
Cash flows provided by (used for) operating activities:
Net income (loss)	$ 411,958	$ (3,104,137)
Adjustments to reconcile net income (loss) to net cash
provided by (used for) operating activities:
Depreciation	100,662	89,690
Amortization of intangible assets	178,624	191,405
Gain on extinguishment of debt	(199,951)	-
Stock compensation expense for warrants and options issued to employees and consultants	327,295	450,624
Stock issued for services	-	4,953
Gain on sale of marketable securities	-	(10,448)
Interest expense related to amortization of warrants issued for loans	105,286	126,836
Interest expense related to amortization of loan acquisition costs	184,955	79,244
Interest expense related to accretion of loan	147,812	-
Changes in operating assets and liabilities:
Accounts receivable, net	(1,413,553)	(1,174,321)
Supplies	49,600	(6,956)
Prepaid and other current assets	16,154	70,760
Deposits	-	12,565
Accounts payable and accrued expenses	344,902	867,845
Accrued compensation and benefits	198,223	2,565
Deferred revenue	175,388	7,196
Net cash provided by (used for) operating activities	627,355	(2,392,179)
Cash flows used by investing activities:
Purchases of property and equipment	(25,243)	(150,577)
Net proceeds from sale of marketable securities	-	26,698
Net cash (used for) investing activities	(25,243)	(123,879)
Cash flows provided by financing activities:
Proceeds from line of credit	-	250,000
Repayments on line of credit	-	(250,000)
Proceeds from convertible note payable	-	3,000,000
Payments on convertible notes payable and long-term debt	(450,000)	(150,000)
Acquisition fees paid for loans	(22,350)	(345,195)
Payments on capital leases	(15,344)	(11,084)
Proceeds from exercise of options	5,875	-
Net cash (used for) provided by financing activities	(481,819)	2,493,721
Net increase (decrease) in cash and cash equivalents	120,293	(22,337)
Cash and cash equivalents, beginning of period	319,437	664,941
Cash and cash equivalents, end of period	$ 439,730	$ 642,604

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

Nine Months Ended September 30,
	2007	2006
Supplemental disclosure of cash flow information:

Interest paid	$ 263,298	$ 154,713

Income tax paid	$ 2,400	$ 2,400

Non-cash investing and financing activities:

Relative fair value of warrants issued related to issuance of note payable	$ -	$ 425,267

Property and equipment acquired by capital lease	$ -	$ 26,391

Stocks issued for acquisition fees for convertible note payable	$ -	$ 70,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2007 and 2006
(UNAUDITED)

1.           BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Auxilio, Inc. and its subsidiaries (“the Company”) have been prepared in accordance with generally accepted accounting principles of the United States of America (“GAAP”) for interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006, as filed with the Securities and Exchange Commission (SEC) on April 2, 2007.

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

In October 2006, the Company entered into a Loan and Security Agreement (“Loan Agreement”) with Cambria Investment Fund, L.P. (“Cambria”). Michael D. Vanderhoof, a director of the Company, is a principal in Cambria. Through September 30, 2007 the Company borrowed $745,000 of the available $1,500,000. Interest accrues daily upon any unpaid principal balance at the rate of twelve percent (12%) per annum and is payable quarterly. The outstanding principal balance is due and payable in full on May 1, 2008, with any subsequent borrowings due and payable on December 31, 2008.  The Loan is secured by substantially all assets and is subordinate to the Laurus Master Fund Fixed Price Convertible Note. For the nine months ended September 30, 2007, the Company was able to generate sufficient cash from revenues to cover its operating expenses. However, no assurances can be given that the Company can continue to generate sufficient revenues. The Company believes that the availability of funds from the Loan Agreement, the sale of new product offerings and the growth of its customer base and cost containment efforts will enable the Company to generate positive operating cash flows and to continue its operations.

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

During June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” (“FIN 48”), which is effective for fiscal years beginning after December 15, 2006. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance prescribed in FIN 48 establishes a recognition threshold of more likely than not that a tax position will be sustained upon examination. The measurement attribute of FIN 48 requires that a tax position be measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company adopted the provisions of FIN 48 on January 1, 2007. The implementation of FIN 48 did not have a significant impact on the Company's financial position or results of operations.

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
In February 2007, the Financial Accounting Standards Board issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 provides entities with an option to report selected financial assets and liabilities at fair value, with the objective to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The Company will be required to adopt SFAS No. 159 in the first quarter of fiscal year 2008.The Company is currently evaluating the requirements of SFAS No. 159 and has not yet determined the impact, if any, its adoption will have on its consolidated financial position and results of operations.

3.           OPTIONS AND WARRANTS.

Below is a summary of Auxilio stock option and warrant activity during the nine month period ended September 30, 2007:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2006	2,182,648	$ 1.39
Granted	1,133,000.55
Exercised	(12,500)	.47
Cancelled	(191,500)	1.54
Outstanding at September 30, 2007	3,111,648	$ 1.08	7.83	$ 769,773
Exercisable at September 30, 2007	1,463,009	$ 1.30	6.69	$ 190,643

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2006	2,467,076	$ 1.34
Granted	717,500.60
Exercised	-	-
Cancelled	(90,917)	1.16
Outstanding at September 30, 2007	3,093,660	$ 1.17	4.42	$ 1,031,011
Exercisable at September 30, 2007	2,716,160	$ 1.23	4.17	$ 902,661

During the nine months ended September 30, 2007, the Company granted a total of 1,133,000 options to its employees and directors to purchase shares of the Company’s common stock at an exercise price range of $0.47 to $0.80 per share, which exercise price equals the fair value of a common share on the grant date.  The options have graded vesting annually over three years, starting February 2007.  The fair value of the options was determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 5.24% to 5.31%; (ii) estimated volatility of 80.62% to 82.99%; (iii) dividend yield of 0.0%; and (iv) expected life of the options of three years.

In January 2007, in payment to an individual for professional services rendered, the Company granted 100,000 warrants to purchase shares of the Company’s common stock at an exercise price of $0.47 per share, which exercise price equals the fair value of a common share on the grant date. The warrants have immediate vesting.  The fair value of the warrants of $25,962 was recorded as expense in January 2007. The fair value was determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 5.25%; (ii) estimated volatility of 80.62% (iii) dividend yield of 0.0%; and (iv) expected life of the warrants of three years.

Effective July 1, 2007, the Company restructured the Loan Agreement with Cambria Investment Fund L.P. extending the maturity date of the $745,000 outstanding balance to May 1, 2008 and extending the maturity date of the remaining unborrowed amount of $755,000 to December 31, 2008.  In return, the Company agreed to immediately vest the remaining 240,000 unvested warrants under the original agreement and provide one additional warrant share for every two dollars of new borrowings against the unborrowed amount of $755,000.  The exercise price of the additional warrants of $0.72 represents a 10% discount to the closing price of the Company’s common stock on the effective date of the restructuring.

The fair value of the warrant for the 240,000 shares issued in connection with the restructuring was $128,124 (see Note 6 for accounting related to this debt modification). The fair value of the warrant was determined using the Black-Scholes option-pricing model, with the following assumptions: (i) no expected dividends; (ii) a risk free interest rate of 5.31%; (iii) expected volatility of 81.14%; and (iv) an expected life of the warrants of five years.

Beginning January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payments” (“SFAS No. 123(R)”) on a modified prospective transition method to account for its stock options and warrants. For the three and nine months ended September 30, 2007 and 2006, stock-based compensation expense recognized in the statement of operations as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Cost of revenues	$ 25,432	$ 36,403	$ 79,224	$ 108,337
Sales and marketing	15,941	58,693	74,813	120,209
General and administrative expense	34,542	67,043	173,258	222,078
Total stock based compensation expense	$ 75,915	$ 162,139	$ 327,295	$ 450,624

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

For the three and nine months ended September 30, 2007, potentially dilutive securities consist of options and warrants to purchase 6,205,307 shares of common stock at prices ranging from $0.30 to $12.00 per share, and convertible notes that could convert into 2,940,292 and 3,118,863 shares of common stock, respectively. Of these potentially dilutive securities, 4,506,455 shares to purchase commons stock from the options and warrants have not been included in the computation of diluted earnings per share for the three and nine months ended September 30, 2007 as their effect would be anti-dilutive.

For the three and nine months ended September 30, 2006, potentially dilutive securities consist of options and warrants to purchase 4,381,073 shares of common stock at prices ranging from $0.30 to $12.00 per share and a secured convertible note that could convert into 1,677,869 shares into common stock. None of the options and warrants outstanding have been included in the computation of diluted earnings per share due to the net loss for these periods, which causes these equity instruments to be anti-dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Numerator:
Net income (loss)	$ 162,025	$ (770,528)	$ 411,958	$ (3,104,137)
Effects of dilutive securities:
Convertible notes payable	(646,049)	(558,190)	(533,122)	(490,440)
(Loss) after effects of conversion of notes payable	$ (484,024)	$ (1,328,718)	$ (121,164)	$ (3,594,577)

Denominator:
Denominator for basic calculation weighted average shares	16,135,309	16,122,809	16,130,043	16,060,640

Dilutive common stock equivalents:
Secured convertible notes	2,940,292	1,677,869	3,118,863	1,677,869
Options and warrants	1,698,852	-	1,698,852	-

Denominator for diluted calculation weighted average shares	20,774,453	17,800,678	20,947,758	17,738,509

Net income (loss) per share:
Basic net income (loss) per share	$ .01	$ (.05)	$ .03	$ (.19)

Diluted net (loss) per share	$ (.02)	$ (.07)	$ (.01)	$ (0.20)

5.           ACCOUNTS RECEIVABLE

A summary as of September 30, 2007 is as follows:

Trade receivable	$ 3,166,321
Allowance for doubtful accounts	(28,510)
Total accounts receivable	$ 3,137,811

6.                      LOAN PAYABLE

In October 2006, the Company entered into a $1,500,000 Loan and Security Agreement (the “Loan Agreement”) with Cambria Investment Fund L.P. (“Cambria”). Michael D. Vanderhoof, a director of the Company is a principal in Cambria. Under the Loan Agreement, (i) the Company could borrow up to $1,500,000, with the final $500,000 available only after February 15, 2007 (ii) cash is advanced in $50,000 increments to the Company by Cambria Investment Fund L.P. upon request, (iii) interest accrues daily upon any unpaid principal balance at the rate of twelve percent (12%) per annum, (iv) accrued interest is payable in full on a quarterly basis and (v) the outstanding principal balance is due and payable in full on October 22, 2007. Cambria holds a second priority security interest (subject to the first lien held by Laurus Master Fund, LTD) in all of the Company’s inventory, accounts, equipment, cash, deposit accounts, securities, intellectual property, chattel paper, general intangibles and instruments, now existing or hereafter arising, and all proceeds thereof.  The Loan Agreement contains a provision whereby the conversion price to convert the Note to equity was set at $.46. Upon entering into this Loan Agreement Cambria earned the right to receive warrants to purchase up to 300,000 shares of the Company’s common stock at $.46. Additionally Cambria will earn the right to receive warrants to purchase up to additional 450,000 shares at $.46, with 30,000 shares vesting for every multiple of $100,000 borrowed under the Loan Agreement. Through December 2006, the Company borrowed $745,000 under the Loan Agreement. This borrowing earned Cambria the right to receive warrants to purchase 210,000 shares. The fair value of the warrant for the 300,000 shares issued upon execution was $92,558. Such amount was recorded as a loan acquisition cost and will be amortized to interest expense over the life of the note using the straight-line interest method.  The fair value of the warrant for the 210,000 shares issued in connection with the borrowing was $71,086. In accordance with APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” the Company has allocated a value of $71,086 to the warrants based on their relative fair value. Such amount was recorded as a discount against the carrying value of the note and will be amortized to interest expense over the life of the note using the straight-line interest method.  The fair value of the warrant was determined using the Black-Scholes option-pricing model, with the following assumptions: (i) no expected dividends; (ii) a risk free interest rate of 5.25%; (iii) expected volatility range of 79.05% to 79.52%; and (iv) an expected life of the warrants of five years.  In lieu of exercising the warrant, Cambria may convert the warrant, in whole or in part, into a number of shares determined by dividing (a) the aggregate fair market value of the shares or other securities otherwise issuable upon exercise of the warrant minus the aggregate exercise price of such shares by (b) the fair market value of one share.

Effective July 2007, the Company restructured the Loan Agreement with Cambria Investment Fund L.P. extending the maturity date of the $745,000 outstanding balance to May 1, 2008 and extending the maturity date of the remaining unborrowed amount of $755,000 to December 31, 2008.  In return, the Company paid administrative fees of $22,350, and agreed to immediately vest the remaining 240,000 unvested warrants under the original agreement and provide one additional warrant share for every two dollars of new borrowings against the $755,000.  The exercise price of the additional warrants of $0.72 represents a 10% discount to the closing price of the Company’s common stock on the effective date of the restructuring. The conversion price for the amount borrowed to date remains at $0.46 per share, and the conversion price for any new borrowings and unpaid interest would be $0.72 per share.

In accordance with EITF 96-19, the Company determined that the restructuring was considered a substantial modification in the terms of the existing debt and therefore should be accounted for in the same manner as an extinguishment of the existing debt and the creation of new debt and as a result the Company recorded a gain on extinguishment of debt of $199,951.  In accordance with EITF 96-19, the new debt is initially recorded at fair value and that amount is used to determine debt extinguishment gain or loss to be recognized and the effective rate of the instrument.  The fees paid by the Company including the warrants and the incremental change in the fair value of the embedded conversion option are also included in determining the debt extinguishment gain.

The Company determined that the fair value of the new loan payable was $252,293.  The difference between the fair value of the new loan payable and the amount of the existing debt of $745,000, less unamortized loan acquisition costs of $36,927, unamortized loan discount costs of $25,149 was used in determining the gain on debt extinguishment. The Company determined the fair value of the new loan payable by looking to the remaining unborrowed $755,000 under the arrangement and allocating $363,622 to the fair value of the embedded conversion option and $129,086 to the fair value of the warrants issuable upon borrowing.  Such amounts were determined using the Black Scholes option pricing model. The fair value of the loan payable will be accreted to its stated value through periodic charges to interest expense using the straight-line method, which approximates the effective interest method.

The fees that were paid by the Company and used to determine the debt extinguishment gain included the fair value of the warrant for the 240,000 shares issued in connection with the restructuring for $128,123 and the fair value of the modification of the terms that affected the embedded conversion option, calculated as the difference between the fair value of the embedded conversion option immediately before and after the modification, was $80,208.

The fair values were determined using the Black-Scholes option-pricing model, with the following assumptions: (i) no expected dividends; (ii) a risk free interest rate of 5.31%; (iii) expected volatility of 81.14%; and (iv) a term of 10 months for the embedded conversion option and 5 years for the warrants.

Interest charges associated with the Loan, including amortization of the discount, loan acquisition costs and accreted interest costs totaled $269,978 for the nine months ended September 30, 2007.

7.	NOTE PAYABLE

In April 2006, the Company entered into a $3,000,000 Fixed Price Convertible Note (the “Note”) agreement with Laurus Master Fund (LMF). The term of the Note is for three years at an interest rate of WSJ prime plus 2.0%. The Note is secured by all of the Company's cash, cash equivalents, accounts, accounts receivable, deposit accounts, inventory, equipment, goods, fixtures, documents, instruments, contract rights, general intangibles, chattel paper, supporting obligations, investment property, letter of credit rights and all intellectual property now existing or hereafter arising, and all proceeds thereof. The Note contains a provision whereby the fixed conversion price to convert the Note to equity was set at a premium to the average closing price of the Company’s common stock for the 10 days prior to the closing of the transaction based on a tiered schedule. The first third of the investment amount has a fixed conversion price of $1.68, the next third has a fixed conversion price of $1.78, and the last third will has a fixed conversion price of $1.92. The Company shall reduce the principal Note by 1/60th per month starting 90 days after the closing, payable in cash or registered stock.  The outstanding balance as of September 30, 2007 is $2,250,000.

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

Interest charges associated with the convertible debentures, including amortization of the discount and loan acquisition costs totaled $378,233 for the nine months ended September 30, 2007.

8.	EMPLOYMENT AGREEMENTS

In November of 2007, the Company entered in to a new employment agreement with Etienne Weidemann, to continue to serve as the Company’s President and Chief Executive Officer effective January 1, 2008. The employment agreement has a term of two years, and provides for a base annual salary of $175,000 in year one and $190,000 in year two. Mr. Weidemann is also eligible to receive an annual bonus and periodic commissions if certain earnings and revenue targets are satisfied during the applicable fiscal year.  The Company may terminate Mr. Weidemann’s employment under this agreement without cause at any time on thirty days’ advance written notice, at which time Mr. Weidemann would receive severance pay for six months and be fully vested in all options and warrants granted to date.  The foregoing descriptions of Mr. Weidemann’s employment agreement is qualified in its entirety by reference to the full text of such agreement, which is filed as Exhibit 10.1 to this Form 10-QSB.

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

In November of 2007, the Company entered in to a new employment agreement with Paul T. Anthony, to continue to serve as the Company’s Chief Financial Officer effective January 1, 2008. The employment agreement has a term of two years, and provides for a base annual salary of $170,000 in year one and $185,000 in year two. Mr. Anthony is also eligible to receive an annual bonus and periodic commissions if certain earnings and revenue targets are satisfied during the applicable fiscal year.  The Company may terminate Mr. Anthony’s employment under this agreement without cause at any time on thirty days’ advance written notice, at which time Mr. Anthony would receive severance pay for six months and be fully vested in all options and warrants granted to date.  The foregoing descriptions of Mr. Anthony’s employment agreement is qualified in its entirety by reference to the full text of such agreement, which is filed as Exhibit 10.2 to this Form 10-QSB.

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

In November of 2007, the Company entered in to an employment agreement with Jacques Terblanche, to serve as the Company’s Chief Operations Officer effective January 1, 2008. Mr. Terblanche has been serving in this capacity for the last year as a consultant.  The employment agreement has a term of two years, and provides for a base annual salary of $165,000 in year one and $180,000 in year two. Mr. Terblanche is also eligible to receive an annual bonus and periodic commissions if certain earnings and revenue targets are satisfied during the applicable fiscal year.  The Company may terminate Mr. Terblanche’s employment under this agreement without cause at any time on thirty days’ advance written notice, at which time Mr. Terblanche would receive severance pay for six months and be fully vested in all options and warrants granted to date.  The foregoing descriptions of Mr. Terblanche’s employment agreement are qualified in their entirety by reference to the full text of such agreement, which is filed as Exhibit 10.3 to this Form 10-QSB.

9.           CONCENTRATIONS

Cash Concentrations

At times, cash balances held in financial institutions are in excess of federally insured limits. Management performs periodic evaluations of the relative credit standing of financial institutions and limits the amount of risk by selecting financial institutions with a strong credit standing.

Major Customers

The Company's two largest customers accounted for approximately 66% of the Company's revenues for the nine months ended September 30, 2007.  Accounts receivable for these customers totaled approximately $860,000 as of September 30, 2007. The Company's five largest customers accounted for approximately 91% of the Company's revenues for the nine months ended September 30, 2006.

10.          SEGMENT REPORTING

The Company has adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  Since the Company operates in one business segment based on the Company’s integration and management strategies, segment disclosure has not been presented.

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-QSB (the “Quarterly Report”).  This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities and Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections.  Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may," "will" and variations of these words or similar expressions are intended to identify forward-looking statements.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements.  These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict.  Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements.

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

OVERVIEW

Prior to March 2004, Auxilio, Inc. (“Auxilio”), then operating under the name PeopleView, Inc. (“PeopleView”), developed, marketed and supported web based assessment and reporting tools and provided consulting services that enabled companies to manage their Human Capital Management (“HCM”) needs in real-time.  In March, 2004, Auxilio decided to change its business strategy and sold the PeopleView business to Workstream, Inc (“Workstream”). Following completion of the sale of PeopleView, Inc. to Workstream, the Company focused its business strategy on providing outsourced image management services to healthcare facilities.

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

We consider the following accounting policies to be most important to the portrayal of our financial condition and those that require the most subjective judgment:

•	revenue recognition
•	accounts receivable valuation and related reserves
•	impairment of intangible assets
•	deferred revenue
•	financial instruments, including debt, warrant and option valuation

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

RESULTS OF OPERATIONS

For the Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006

Revenue

Revenue increased $8,514,320 to $15,888,744 for the nine months ended September 30, 2007, as compared to the same period in 2006.  The increase in revenue is partially attributed to an approximate $5,180,000 increase in equipment sales in 2007. The increase is also attributed to an approximate $3,330,000 increase in recurring revenue contracts during the first nine months of fiscal 2007. Since April 2006 Auxilio has added three new customers, including one of our largest customers to date. Recurring revenue for the nine months ended September 30, 2007 for these three customers totals approximately $5,190,000 compared to approximately $2,040,000 for the same period in 2006.

Cost of Revenue

Cost of revenue consists of document imaging equipment, parts, supplies and salaries and expenses of field services personnel.  Cost of revenue increased $5,388,454 to $12,101,759 for the nine months ended September 30, 2007, as compared to $6,713,305 for the same period in 2006.  This increase is the result of our increased equipment sales and the costs associated with maintaining the recurring revenue contracts for the three recently added customers.

Sales and Marketing

Sales and marketing expenses include salaries, commissions and expenses for sales and marketing personnel, travel and entertainment, and other selling and marketing costs.  Sales and marketing expenses were $896,763 for the nine months ended September 30, 2007, as compared to $1,512,065 for the same period in 2006.  Sales and marketing expenses for the first nine months of 2007 are lower as a result of management’s decision to reduce the Company’s sales force in late fiscal 2006.

General and Administrative

General and administrative expenses include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses and other administrative costs. General and administrative expenses increased by $59,093 to $1,795,628 for the nine months ended September 30, 2007, as compared to $1,736,595 for the same period in 2006. The increase is a result of approximately $270,000 more in performance based bonuses earned by general and administrative staff during the nine months ended September 30, 2007, which were partially offset by the reduction of one member of the executive team which occurred in late fiscal 2006 and an approximately $75,000 decrease in stock-based compensation charges.

Intangible Asset Amortization

As a result of our acquisition activity, we have recorded a substantial amount of goodwill, which is the excess of the cost of our acquired business over the fair value of the acquired net assets, and other intangible assets.  We evaluate the goodwill for impairment at least annually.  We also evaluate the carrying value of our other intangible assets at least annually, or more frequently, as current events and circumstances warrant a determination of whether there are any impairment losses.  If indicators of impairment arise with respect to our other intangible assets and our future cash flows are not expected to be sufficient to recover the assets’ carrying amounts, an impairment loss will be charged as an expense in the period identified.

Amortization expense was $178,624 for the nine months ended September 30, 2007 compared to $191,405 for the same period in 2006. The slight reduction is a result of the estimated declining value of the amortization of backlogged business.

Other Income (Expense)

Interest expense for the nine months ended September 30, 2007 was $701,351, compared to $360,793 for the same period in 2006.  The increase is due to interest incurred on loans from Laurus Master Fund and Cambria Investment Fund L.P., including amortization of debt issue costs, warrants and accreted costs associated with these borrowings. Interest income is primarily derived from short-term interest-bearing securities and money market accounts.  Interest income for the nine months ended September 30, 2007 was $14,188, as compared to $27,494 for the same period in 2006, primarily due to a decrease in the average balance of invested cash and short-term investments.

A gain on extinguishment of debt of $199,951occurred in the third quarter of 2007 as a result of the restructuring of the loan with Cambria Investment Fund L.P. There was no such activity in the prior year.

Gain on sale of marketable equity securities for the nine months ended September 30, 2006 was $10,448. The Company has held no marketable securities since then. The 2006 gain was from our sale of 32,500 shares in General Environmental Management Inc (GEVM.OB).

Income Tax Expense

Income tax expense for the nine months ended September 30, 2007 of $16,800 represents a nine month estimate of the annual expense primarily as a result of alternative minimum tax provisions. Income tax expense for the nine months ended September 30, 2006 of $2,400 represents the minimum amount due for state filing purposes.

For the Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

Revenue

Revenue increased $2,145,629 to $5,003,721 for the three months ended September 30, 2007, as compared to the same period in 2006.  The increase in revenue is partially attributed an approximate $1,590,000 increase in equipment sales in the third quarter of 2007. The increase is also attributed to an approximate $580,000 increase in recurring revenue contracts in the third quarter of 2007. Since April 2006 Auxilio has added three new customers, including one of our largest customers to date. Recurring revenue for the three months ended September 30, 2007 for these customers totals approximately $1,730,000 compared to approximately $1,150,000 for the same period in 2006.

Cost of Revenue

Cost of revenue consists of document imaging equipment, parts, supplies and salaries and expenses of field services personnel.  Cost of revenue was $3,830,689 for the three months ended September 30, 2007, as compared to $2,378,936 for the same period in 2006.  This increase is the result of increased equipment sales in the third quarter of 2007 and the costs associated with maintaining the recurring revenue contracts for the three recently added customers.

Sales and Marketing

Sales and marketing expenses include salaries, commissions and expenses for sales and marketing personnel, travel and entertainment, and other selling and marketing costs.  Sales and marketing expenses were $308,379 for the three months ended September 30, 2007, as compared to $510,181 for the same period in 2006. The reduction in sales and marketing expenses during the second quarter of 2007 is the result of management’s decision to reduce the Company’s sales force in late fiscal 2006.

General and Administrative

General and administrative expenses include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses and other administrative costs. General and administrative expenses increased by $7,239 to $549,902 for the three months ended September 30, 2007, as compared to $542,663 for the same period in 2006. The increase is a result of approximately $90,000 more in performance based bonuses earned by general and administrative staff during the third quarter of 2007, which were partially offset by the reduction of one member of the executive team which occurred in late fiscal 2006, and an approximately $30,000 decrease in stock-based compensation charges.

Intangible Asset Amortization

As a result of our acquisition activity, we have recorded a substantial amount of goodwill, which is the excess of the cost of our acquired business over the fair value of the acquired net assets, and other intangible assets.  We evaluate the goodwill for impairment at least annually.  We also evaluate the carrying value of our other intangible assets at least annually, or more frequently, as current events and circumstances warrant a determination of whether there are any impairment losses.  If indicators of impairment arise with respect to our other intangible assets and our future cash flows are not expected to be sufficient to recover the assets’ carrying amounts, an impairment loss will be charged as an expense in the period identified.  To date, we have not identified any event that would indicate an impairment of the value of our goodwill recorded in our condensed consolidated financial statements.

Amortization expense was $59,541 for the three months ended September 30, 2007 compared to $63,802 for the same period in 2006. The slight reduction is a result of the estimated declining value of the amortization of backlogged business.

Other Income (Expense)

Interest expense for the three months ended September 30, 2007 was $294,755, compared to $141,788 for the same period in 2006. These amounts are a result of comparable average amounts borrowed for the two periods on the loans from Laurus Master Fund and Cambria Investment Fund L.P. including amortization of debt issue costs, warrants and accreted costs associated with these borrowings. Interest income is primarily derived from short-term interest-bearing securities and money market accounts.  Interest income for the three months ended September 30, 2007 was $7,219, as compared to $8,750 for the same period in 2006, primarily due to a decrease in the average balance of invested cash and short-term investments.

A gain on extinguishment of debt of $199,951occurred in the third quarter of 2007 as a result of the restructuring of the loan with Cambria Investment Fund L.P. There was no such activity in the prior year.

Income Tax Expense

Income tax expense for the three months ended September 30, 2007 of $5,600 represents a quarterly estimate of the annual expense primarily as a result of alternative minimum tax provisions. There was no income tax expense for the three months ended September 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2007, our cash and cash equivalents were $439,730 and our working capital was $506,138.  Our principal cash requirements are for operating expenses, including equipment, supplies, employee costs, capital expenditures and funding of the operations. Our primary sources of cash are revenues, the proceeds from a $3,000,000 loan from Laurus Master Fund in April 2006, and the $1,500,000 revolving note payable from Cambria Investment Fund L.P., under which we have borrowed $745,000 to date.

During the nine months ended September 30, 2007, cash provided by operating activities was $627,355 as compared to cash used in operating activities of $2,392,179 for the same period in 2006.  The increase in cash provided by operations was primarily due to improved operating profit margins in 2007, partially offset by the increase in trade receivables.

In April 2006, we entered into a $3,000,000 Fixed Price Convertible Note (the “Note”) agreement with Laurus Master Fund (LMF). The term of the Note is for three years at an interest rate of WSJ prime plus 2.0%. We shall reduce the principal Note by 1/60th per month starting 90 days after the closing, payable in cash or registered stock. For the nine months ended September 30, 2007, we repaid $450,000 in principal of the Note.

In October 2006, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Cambria Investment Fund, L.P. One of our directors, Michael D. Vanderhoof, is a principal in Cambria Investment Fund. As of December 31, 2006, we had borrowed $745,000 of the available $1,500,000. There were no borrowings under the Loan Agreement during the nine months ended September 30, 2007. Interest accrues daily upon any unpaid principal balance at the rate of twelve percent (12%) per annum and is payable quarterly. In August 2007, we agreed with Cambria Investment Fund, L.P to restructure the Loan Agreement extending the maturity date of the $745,000 outstanding balance to May 1, 2008 and extending the maturity date of the remaining unborrowed amount of $755,000 to December 31, 2008.  In return, we agreed to immediately vest the remaining 240,000 unvested warrants under the original agreement and provide one additional warrant share for every two dollars of new borrowings against the $755,000.  The exercise price of the additional warrants provides for a 10% discount to the closing price of the Company’s common stock on the date of the restructuring.

The Company continues to see improvement in its operations through the addition of new customers in the first quarter of 2007 and additional equipment sales to existing customers. We expect to close additional recurring revenue contracts to new customers in 2007 and 2008 as well as additional equipment sales to existing customers.  We have the short-term availability of additional funds through our Loan with Cambria Investment Fund, L.P. We believe there are adequate funds to sustain our business operations over the next twelve months. If events or circumstances occur such that we do not meet our operating plan as expected, we may be required to seek additional capital and/or reduce certain discretionary spending, which could have a material adverse effect on our ability to achieve our business objectives. We may seek additional financing, which may include debt and/or equity financing or funding through third party agreements. There can be no assurance that any additional financing will be available on acceptable terms, if at all. Any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants. We are pursuing a merger and acquisition strategy whereby we are seeking to acquire other businesses. If we acquire other businesses, we may incur additional debt and seek additional equity capital.

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

Though we experienced a net operating income of $915,970 for the nine months ended September 30, 2007, we have an accumulated deficit of $15,724,323 as of September 30, 2007.  There can be no assurance that we will be able to operate profitably in the future.  In the event that we are not successful in implementing our business plan, we will require additional financing in order to succeed.  There can be no assurance that additional financing will be available now or in the future on terms that are acceptable to us.  If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures, all of which could have a material adverse effect on our business, financial condition or operating results. If sufficient capital cannot be obtained, we may be forced to significantly reduce operating expenses to a point which would be detrimental to business operations, curtail research and development activities, sell business assets or discontinue some or all of our business operations, or take other actions which could be detrimental to business prospects and result in charges which could be material to our operations and financial position.  In the event that any future financing should take the form of the sale of equity securities, the current equity holders may experience dilution of their investments.

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

WE ARE DEPENDENT UPON OUR LARGEST CUSTOMERS.

The loss of any key customer could have a material adverse effect upon our financial condition, business, prospects and results of operation.  Our two largest customers represented approximately 66% of our revenues for the nine months ended September 30, 2007.  Although we anticipate that major customers will represent less than 65% of revenue for the 2007 fiscal year and less than 56% of revenue for the 2008 fiscal year, the loss of these customers may contribute to our inability to operate as a going concern and may require us to obtain additional equity funding or debt financing (beyond the amounts described above) to continue our operations.  We cannot be certain that we will be able to obtain such additional financing on commercially reasonable terms, or at all.

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

Our common stock is currently trading on the OTC Bulletin Board. As such, the average daily trading volume of our common stock may not be significant, and it may be more difficult for you to sell your shares in the future at or above the price you paid for them, if at all. In addition, our securities may become subject to "penny stock" restrictions, including Rule 15g-9 under the Securities Exchange Act of 1934, as amended, which imposes additional sales practice requirements on broker-dealers, such as requirements pertaining to the suitability of the investment for the purchaser and the delivery of specific disclosure materials and monthly statements. The Securities and Exchange Commission has adopted regulations that generally define a "penny stock" to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. The exceptions include exchange-listed equity securities and any equity security issued by an issuer that has:

•	net tangible assets of at least $2,000,000, if the issuer has been in continuous operation for at least three years, or

•	net tangible assets of at least $5,000,000, if the issuer has been in continuous operation for less than three years, or

•	average annual revenue of at least $6,000,000 for the last three years.

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

None.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.                       OTHER INFORMATION.

None

ITEM 6.                      EXHIBITS.

No.	Item
10.1	Executive Employment Agreement between Registrant and Etienne Weidemann, President and Chief Executive Officer dated November 13, 2007.
10.2	Executive Employment Agreement between Registrant and Paul T. Anthony, Chief Financial Officer and Corporate Secretary dated November 13, 2007.
10.3	Executive Employment Agreement between Registrant and Jacques Terblanche, Chief Operating Officer dated November 13, 2007.
10.4
Executive Employment Agreement between Registrant and Etienne Weidemann, President and Chief Operating Officer dated March 15, 2006 (filed as Exhibit 10.2 to the Registrant’s Form 8-K filed on March 22, 2006).

10.5
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

AUXILIO, INC.

Date:  November 16, 2007                                                                                                By:           /s/       Etienne Weidemann
                                                               Etienne Weidemann
                                                               Chief Executive Officer
                                                               (Principal Executive Officer)

Date:  November 16, 2007                                                                                                                /s/        Paul T. Anthony
                                                                                                                                                              Paul T. Anthony
                                                                                                                                                  Chief Financial Officer
                                                                                                                                                              (Principal Accounting Officer)