Form 10KSB
period 2007-12-31
AUXILIO INC
filed 2008-03-28
CIK 1011432

U.S. Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-KSB

[X]	Annual report under Section 13 or 14(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2007.

[ ]	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from	to
Commission File Number: 000-27507
AUXILIO, INC.
(Name of Small Business Issuer in its Charter)

Nevada	88-0350448
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Yes [X]                       No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]No [X]

Issuer’s revenues for the year ended December 31, 2007 were $19,592,946.

The aggregate market value for the Issuer’s voting stock held by non-affiliates of the Issuer based upon the $1.70 per share closing sale price of the Common Stock on March 26, 2008 as reported on the Over-the-Counter Bulletin Board, was approximately $25,281,222.  Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 26, 2008, Registrant had 16,235,309 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

Transitional Small Business Disclosure Format (check one):
Yes            [ ]                       No            [X]

AUXILIO, INC.
FORM 10-KSB ANNUAL REPORT

TABLE OF CONTENTS

                                Page
PART I

Item 1.	Description of Business	4

Item 2.	Description of Properties	7

Item 3.	Legal Proceedings	7

Item 4.	Submission of Matters to a Vote of Security Holders	7

PART II

PART III

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

Item 1.                       Description of Business

Introduction

Auxilio, Inc. (the Company or Auxilio) was originally incorporated under the laws of the State of Nevada on August 29, 1995, under the nameCorporate Development Centers, Inc.  As a result of a series of transactions, which are more fully described in the section entitled “Background” below, the Company, in April 2004, changed its name to Auxilio, Inc. The Company is currently headquartered in Orange County, California, with its principal executive offices located at 27401 Los Altos, Suite 100, Mission Viejo, 92691.  The Company is engaged in the business of providing fully outsourced document image management services to the healthcare industry.  For more information on the Company and its products and services see the section entitled “Principal Products or Services” below or visit our website at www.auxilioinc.com.

Where appropriate, references to “Auxilio”, the “Company,” “we” or “our” include Auxilio, Inc. and/or our wholly owned subsidiaries, Auxilio Solutions, Inc. and e-Perception Technologies, Inc.

Background

Auxilio, Inc. was incorporated in the State of Nevada on August 29, 1995. From its incorporation in August 1995 until January 2002, the Company had no significant operations.  In January of 2002, the Company’s predecessor, e-Perception Technologies, Inc. (e-Perception), a Human Resources software concern, completed a tender offer with Corporate Development Centers, Inc. (CDC).  CDC’s common stock traded on the OTC Bulletin Board.  In connection with the tender offer, the stockholders of e-Perception received one (1) share of CDC for every four (4) shares of e-Perception common stock they owned prior to the tender offer.  As a result, e-Perception became a wholly owned subsidiary of CDC.  CDC subsequently changed its name to e-Perception, Inc.  Approximately eighteen months later e-Perception changed its name to PeopleView, Inc. (PeopleView) and traded under the symbol PPVW.

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

Auxilio’s products and services also include the sales, integration and services of automated office equipment including digital and color copiers, printers, facsimile machines, scanners and multi-function equipment.

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

Customers

Most of the Company’s customers are hospitals and Integrated Health Delivery Networks (IDN). The loss of any key customer could have a material adverse effect upon the Company’s financial condition, business, prospects and results of operation.  The Company's three largest customers represent approximately 73% of the Company's revenues for the year ended December 31, 2007.

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

Employees

As of December 31, 2007, we had seventy full-time employees.  Of these employees, fifty six were engaged in providing services, seven were engaged in sales and marketing, and seven were engaged in general and administrative.  None of our employees are represented by a labor union or a collective bargaining agreement. We have not experienced any work stoppages and consider our relations with our employees to be good.

Item 2.                       Description of Properties

We currently lease approximately 6,672 square feet of office space in one building located in Mission Viejo, California.  The lease terminates on December 31, 2009.

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

Item 4.                       Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of its fiscal year ended December 31, 2007.

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

The following table sets forth for each quarter during fiscal years 2007 and 2006 the high and low bid quotations for shares of Auxilio Common Stock as reported on the OTC.

Quarter	Low	High
January 1, 2006—March 31, 2006.	$1.40	$2.00
April 1, 2006—June 30, 2006.	$1.00	$1.65
July 1, 2006—September 30, 2006.	$0.45	$1.10
October 1, 2006—December 31, 2006.	$0.33	$0.57
January 1, 2007—March 31, 2007.	$0.42	$1.04
April 1, 2007—June 30, 2007.	$0.71	$0.90
July 1, 2007—September 30, 2007.	$0.62	$1.15
October 1, 2007—December 31, 2007.	$1.06	$1.95

      On March 28, 2008, we had approximately 297 stockholders of record.

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

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2007 with respect to Auxilio’s equity compensation plans under which equity securities of Auxilio are authorized for issuance.

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuances Under Plan
Equity compensation plans approved by security holders (1):	4,295,148	$1.12	174,852
Equity compensation plans not approved by security holders (2):	3,063,021	$1.15	-
Total	7,320,669		174,852

(1)	These plans consist of the 2000 Stock Option Plan, 2001 Stock Option Plan, the 2003 Stock Option Plan, the 2004 Stock Option Plan and the 2007 Stock Option Plan.
(2)	From time to time and at the discretion of the Board of Directors the Company may issue warrants to key individuals or officers of the Company as performance based compensation.

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

The Loan Agreement contains a provision whereby the conversion price to convert the Note to equity was set at $.46. This borrowing earned Cambria the right to receive warrants to purchase 210,000 shares. The fair value of the warrant for the 300,000 shares issued upon execution was $92,558. Such amount was recorded as a loan acquisition cost and was to be amortized to interest expense over the life of the note.  The fair value of the warrant for the 210,000 shares issued in connection with the borrowing was $71,086. In accordance with APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” we have allocated a value of $71,086 to the warrants based on their relative fair value. Such amount was recorded as a discount against the carrying value of the note and will be amortized to interest expense over the life of the note.

The fair value of the warrants was determined using the Black-Scholes option-pricing model. (See Note 5 of the Notes to the Consolidated Financial Statements for the fair value assumptions used.)

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

The fair value of the warrant for the 240,000 shares issued in connection with the restructuring was $128,124 (see Note 5 of the Notes to the Consolidated Financial Statements for the accounting related to this debt modification). The fair value of the warrant was determined using the Black-Scholes option-pricing model. (See Note 5 of the Notes to the Consolidated Financial Statements for the fair value assumptions used.)

In April 2006, we borrowed $3,000,000 under a fixed price convertible note agreement with Laurus Master Fund, Ltd. (LMF). LMF received 478,527 warrants to purchase shares of Auxilio common stock. The exercise price of the warrants is $1.96, representing a 120% premium to the average closing price of Auxilio’s common stock for the 10 days prior to the closing of the transaction. The warrants have a term of seven years. The warrants issued to LMF in connection with this transaction are exempt from registration under Section 5 of the Securities Act, pursuant to Section 4(2) of the Securities Act and Rule 506 promulgated under Regulation D.  The fair value of the warrants for the shares issued in connection with the borrowing was $285,487.  The fair value of the warrant was determined using the Black-Scholes option-pricing model.  In accordance with APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” we have allocated a value of $260,680 to the warrants based on their relative fair value.  Such amount was recorded as a discount against the carrying value of the note and will be amortized to interest expense over the life of the note. We also issued 132,514 warrants as finder’s fee compensation to two brokers in connection with this borrowing. The warrants have a term of seven years. The warrants issued to the two brokers in connection with this transaction are exempt from registration under Section 5 of the Securities Act, pursuant to Section 4(2) of the Securities Act and Rule 506 promulgated under Regulation D.  The fair value of the warrants for the shares issued in connection with the borrowing was $79,508. The fair value of the warrant was determined using the Black-Scholes option-pricing model.  Such amount was recorded as a loan acquisition cost and will be amortized to interest expense over the life of the note.  (See Note 6 of the Notes to the Consolidated Financial Statements for the fair value assumptions used.)

Item 6.                       Management’s Discussion and Analysis of Plan of Operations

Introduction

The following discussion presents information about our consolidated results of operations, financial condition, liquidity and capital resources and should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Report.

Forward Looking Statements. This discussion contains statements regarding operating trends and our beliefs and expectations regarding our future financial performance and future financial condition (which are referred to as “forward looking statements”). The consequences of those operating trends on our business and the realization of our expected future financial results, which are discussed in those statements, are subject to the uncertainties and risks described below in thisSection under the caption “Factors That May Affect Future Results.” Due to those uncertainties and risks, the duration and effects of those operating trends on our business and our future financial performance may differ, possibly significantly, from those that are currently expected as set forth in the forward looking statements. As a result, you should not place undue reliance on those forward looking statements.

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

Results of Operations

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

Net Revenue

Revenues consist of equipment sales and ongoing service and supplies. Net revenue increased $9,344,676 to $19,592,946 for the year ended December 31, 2007, as compared to the same period in 2006. The increase in revenue is partially attributed to an approximate $5,575,000 increase in equipment sales in 2007. Since March 2006, Auxilio added four new customers, including our largest customer to date which resulted in an increase in recurring revenues of approximately $3,800,000 in 2007 as compared to the same period in 2006.

Cost of Revenue

Cost of revenue consists of salaries and expenses of field services personnel, document imaging equipment, and parts and supplies.  Cost of revenue was $15,149,055 for the year ended December 31, 2007, as compared to $9,270,539 for the same period in 2006. The increase of $5,878,516 is the result of the costs our higher equipment sales and the costs associated with maintaining the recurring revenue contracts for the four recently added customers.

Sales and Marketing

Sales and marketing expenses include salaries, commissions and expenses of sales and marketing personnel, travel and entertainment, and other selling and marketing costs.  Sales and marketing expenses were $1,215,685 for the year ended December 31, 2007, as compared to $1,972,743 for the same period in 2006. Sales and marketing expenses for 2007 are lower as a result of management’s decision to reduce the Company’s sales force in late fiscal 2006.

General and Administrative

General and administrative expenses, which include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses, and other administrative costs, increased by $138,033 to $2,290,433 for the year ended December 31, 2007, as compared to $2,152,400 for the same period in 2006. The increase is a result of increased performance based bonuses of approximately $300,000 earned by executives and approximately $30,000 more earned by general and administrative employees during 2007.This was partially offset by the reduction of one member of the executive team which occurred at the end of 2006 and an approximately $40,000 decrease in stock-based compensation charges.

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

Amortization expense was $238,165 for the year ended December 31, 2007 compared to $255,206 for the same period in 2006. The slight reduction is a result of the estimated declining contract value of backlogged business initially acquired in July 2004.

Other Income (Expense)

Interest expense for the year ended December 31, 2007 was $1,026,592 as compared to $537,018 for the same period in 2006. The increase is due to interest incurred on loans from Laurus Master Fund and Cambria Investment Fund L.P., including amortization of debt issue costs and debt discounts associated with both of these loans, and accreted costs as a result of the restructuring of the Cambria loan.

Interest income is primarily derived from short-term interest-bearing securities and money market accounts.  Interest income for the year ended December 31, 2007 was $19,269, as compared to $28,826 for the same period in 2006, primarily due to a decrease in the average balance of invested cash and short-term investments.

Gain on sale of marketable securities of $10,447 in 2006 related to the sale of our investment in General Environmental Management, Inc. We held no investment securities in 2007.

Gain on extinguishment of debt of $241,305 in 2007 is comprised of a $139,951 gain from the restructuring of the loan payable to Cambria Investment Fund L.P., and a $101,354 adjustment to remove a liability originally recorded in connection with the initial allocation of the purchase price of the Mayo Group. The liability was based on future revenue generating activities that did not occur as projected.

Income Tax Expense

Income tax expense for the year ended December 31, 2007 of $5,397 and $2,400 for the year ended December 31, 2006 primarily represents the minimum amount due for state filing purposes.

Liquidity and Capital Resources

At December 31, 2007, our cash and cash equivalents were $666,428 and our working capital was $238,997.  Our principal cash requirements are for repayment of $745,000 due to Cambria Investment Fund L.P. on May 1, 2008, repayment of $600,000 due to Laurus Master Fund over the next twelve months, and operating expenses, including equipment, supplies, employee costs, capital expenditures and funding of the operations. Our primary sources of cash are revenues, the proceeds from a $3,000,000 note from Laurus Master Fund in April 2006, and the $1,500,000 loan payable from Cambria Investment Fund L.P., under which we have borrowed $745,000 to date.

During the year ended December 31, 2007, cash provided by operating activities was $1,020,904 as compared to cash used in operating activities of $3,236,963 for the same period in 2006.  The increase in cash provided by operations was primarily due to higher revenue and improved operating profit margins in 2007, partially offset by the increase in trade receivables.

In April 2006, we entered into a $3,000,000 Fixed Price Convertible Note (the “Note”) agreement with Laurus Master Fund (LMF). The term of the Note is for three years at an interest rate of WSJ prime plus 2.0%. We shall reduce the principal Note by 1/60th per month starting 90 days after the closing, payable in cash or registered stock. For the year ended December 31, 2007, we repaid $600,000 in principal of the Note.

In October 2006, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Cambria Investment Fund, L.P. One of our directors, Michael D. Vanderhoof, is a principal in Cambria Investment Fund. As of December 31, 2006, we had borrowed $745,000 of the available $1,500,000. There were no borrowings under the Loan Agreement during the year ended December 31, 2007. Interest accrues daily upon any unpaid principal balance at the rate of twelve percent (12%) per annum and is payable quarterly. In July 2007, we agreed with Cambria Investment Fund, L.P to restructure the Loan Agreement extending the maturity date of the $745,000 outstanding balance to May 1, 2008 and extending the maturity date of the remaining unborrowed amount of $755,000 to December 31, 2008.  In return, we agreed to immediately vest the remaining 240,000 unvested warrants under the original agreement and provide one additional warrant share for every two dollars of new borrowings against the $755,000.  The exercise price of the additional warrants provides for a 10% discount to the closing price of the Company’s common stock on the date of the restructuring.

The Company continues to see improvement in its operations through the addition of new customers in the first quarter of 2007 and additional equipment sales to existing customers. We expect to close additional recurring revenue contracts to new customers in 2008 as well as additional equipment sales to existing customers.  We have the short-term availability of additional funds through our Loan with Cambria Investment Fund, L.P. Management believes that present cash on hand, cash generated from 2008 operations and the cash available under the Cambria facility will be sufficient to satisfy required principal debt payments to Laurus and Cambria in 2008 and to sustain our business operations over the next twelve months. If events or circumstances occur such that we do not meet our operating plan as expected, we may be required to seek additional capital and/or reduce certain discretionary spending, which could have a material adverse effect on our ability to achieve our business objectives. We may seek additional financing, which may include debt and/or equity financing or funding through third party agreements. There can be no assurance that any additional financing will be available on acceptable terms, if at all. Any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants.

Contractual Obligations and Contingent Liabilities and Commitments

Our long-term contractual obligations as of December 31, 2007 are as follows:

	Total	2008	2009		2010
Loan payable	$745,000	$745,000	$	---	$-
Long-term debt	1,932,000	600,000		1,332,000	-
Capital leases	29,359	25,315		4,044	-
Operating leases	367,627	167,467		171,470	28,690
Total	$3,073,986	$1,537,782		$1,507,514	$28,690

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

Though the Company experienced net operating income of $699,608 for the fiscal year ended December 31, 2007, we experienced a net operating loss of $3,402,618 for the fiscal year ended December 31, 2006, and a net operating loss of $3,527,450 for the fiscal year ended December 31, 2005. In addition, the Company must repay $745,000 due to Cambria Investment Fund L.P. on May 1, 2008 and $600,000 due to Laurus Master Fund over the next twelve months. There can be no assurances that the Company will be able to operate profitably in the future including generating sufficient cash to repay its existing debt obligations.  In the event that the Company is not successful in implementing its business plan, the Company will require additional financing in order to succeed.  There can be no assurance that additional financing will be available now or in the future on terms that are acceptable to the Company. If adequate funds are not available or are not available on acceptable terms, the Company may be unable to develop or enhance its products and services, take advantage of future opportunities or respond to competitive pressures, all of which could have a material adverse effect on the Company's business, financial condition or operating results.

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

WE ARE DEPENDENT UPON OUR LARGEST CUSTOMERS.

The loss of any key customer could have a material adverse effect upon the Company’s financial condition, business, prospects and results of operation.  The Company's three largest customers represent approximately 73% of the Company's revenues for the year ended December 31, 2007.  Although the Company anticipates that these customers will represent less than 48% of revenue for 2008 and 47% for 2009, the loss of these customers may contribute to our inability to operate as a going concern and may require us to obtain additional equity funding or debt financing (beyond the amounts described above) to continue our operations.  We cannot be certain that we will be able to obtain such additional financing on commercially reasonable terms, or at all.

FURTHER TIGHTENING OF CREDIT MARKETS COULD ADVERSELY AFFECT THE COMPANY BY LIMITING OUR CUSTOMERS’ ABILITY TO BORROW OR OTHERWISE OBTAIN EQUIPMENT FINANCING.

The Company’s growth plans are dependent on, among other things, the ability of its customers to obtain equipment financing to pay the company for equipment provided. The tightening of credit markets could make it more difficult for the Company’s customers to borrow or otherwise obtain the financing required to pay the company for such equipment.

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

Item 8.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 8A.    Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Our management, including the chief executive officer and the chief financial officer, carried out an assessment of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our internal control over financial reporting is effective.

This report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting.  Management's  report was not subject to attestation by the Company's registered  public  accounting  firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this report.

No changes in our internal control over financial reporting occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.	Other Information

     All requisite reports on Form 8-K were filed in the fourth quarter ended December 31, 2007.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons: Compliance with Section 16(a) of the Exchange Act

            Information with respect to our executive officers and directors will be contained in the Definitive Proxy Statement relating to our 2008 Annual          Meeting of Stockholders; said information is incorporated herein by reference.

            The Company has adopted a code of ethics, which applies to all members of management.

Item 10.          Executive Compensation

    A description of the compensation of our executive officers will be contained in the Definitive Proxy Statement relating to our 2008 Annual Meeting of Stockholders; said information is incorporated herein by reference.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders

    A description of the security ownership of certain beneficial owners and management will be contained in the Definitive Proxy Statement relating to our 2008 Annual Meeting of Stockholders; said information is incorporated herein by reference.

Item 12.          Certain Relationships and Transactions

    Description of certain relationships and related transactions with management will be contained in the Definitive Proxy Statement relating to our 2008 Annual Meeting of Stockholders; said information is incorporated herein by reference.

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

10.1	2000 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-KSB filed on April 19, 2005).
10.2	2001 Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-KSB filed on April 19, 2005).
10.3	2003 Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-KSB filed on April 19, 2005).
10.4	2004 Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-KSB filed on April 19, 2005).
10.5	2007 Stock Option Plan.
10.6
Standard Office Lease by and between Arden Realty Limited Partnership and e-Perception Technologies, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-QSB filed on May 15, 2002).

10.7
Asset Purchase Agreement between Workstream USA, Inc., Workstream, Inc. and PeopleView, Inc. dated March 8,. 2004 (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed on April 2, 2004).

10.8
Addendum dated as of May 27, 2004 to Asset Purchase Agreement dated March 17th, 2004 between Workstream Inc. Workstream USA, Inc. and PeopleView, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K/A filed on August 3, 2004).

10.9
Standard Office Lease agreement by and between Auxilio, Inc and McMorgan Institutional Real Estate Fund I, LLC. dated October 13, 2004 (incorporated by reference to Exhibit 10.13 to the Registrant’s Form 10-KSB filed on April 19, 2005)..

10.10	Loan and Security Agreement between Auxilio, Inc. and Cambria Investment Fund, L.P. (filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on November 28, 2005).
10.11	Executive Employment Agreement between Registrant and Joseph J Flynn, Chief Executive Officer dated March 14, 2006 (filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on March 22, 2006).
10.12
Executive Employment Agreement between Registrant and Etienne Weidemann, President and Chief Operating Officer dated March 15, 2006 (filed as Exhibit 10.2 to the Registrant’s Form 8-K filed on March 22, 2006).

10.13
Executive Employment Agreement between Registrant and Paul T. Anthony, Chief Financial Officer and Corporate Secretary dated March 15, 2006 (filed as Exhibit 10.3 to the Registrant’s Form 8-K filed on March 22, 2006).

10.14	Securities Purchase Agreement dated as of April 7, 2006, between Auxilio, Inc. and Laurus Master Fund, Ltd. (filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on April 13, 2006).
10.15	Secured Convertible Term Note dated as of April 7, 2006 issued by Auxilio, Inc. to Laurus Master Fund, Ltd. (filed as Exhibit 10.2 to the Registrant’s Form 8-K filed on April 13, 2006).
10.16	Loan and Security Agreement dated as of October 25, 2006, between Auxilio, Inc. and Cambria Investment Fund, L.P. (filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on October 27, 2006).

10.17
Amended and Restated Loan and Security Agreement effective as of July 1, 2007 and dated August 13, 2007, between Auxilio, Inc. and Cambria Investment Fund, L.P. (filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on September 4, 2007).

10.18
Executive Employment Agreement between Registrant and Etienne Weidemann, President and Chief Executive Officer dated November 13, 2007 (filed as Exhibit 10.1 to the Registrant’s Form 10-Q filed on November 16, 2007).

10.19
Executive Employment Agreement between Registrant and Paul T. Anthony, Chief Financial Officer and Corporate Secretary dated November 13, 2007 (filed as Exhibit 10.2 to the Registrant’s Form 10-Q filed on November 16, 2007).

10.20
Executive Employment Agreement between Registrant and Jacques Terblanche, Chief Operating Officer dated November 13, 2007 (filed as Exhibit 10.3 to the Registrant’s Form 10-Q filed on November 16, 2007).

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

Item 14.           Principal Accountant Fees and Services

A description of the principal accounting fees and services will be contained in the Definitive Proxy Statement relating to our 2008 Annual Meeting of Stockholders; said information is incorporated herein by reference.

Signatures

In accordance with section 13 or 15(d) with the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 2008.

AUXILIO, Inc.

By: /s/ Etienne Weidemann
Etienne Weidemann
Chief Executive Officer
Principal Executive Officer

By: /s/ Paul T. Anthony
Paul T. Anthony
Chief Financial Officer
Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                                                     Title                                                                        Date

/s/ Etienne Weidemann Etienne Weidemann	Chief Executive Officer (Principal Executive Officer and Director)	March 27, 2008

/s/ Paul T. Anthony Paul T. Anthony	Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2008

/s/Edward Case Edward Case	Director	March 27, 2008

/s/Joseph Flynn Joseph Flynn	Director	March 27, 2008

/s/Michael Joyce Michael Joyce	Director	March 27, 2008

/s/John D. Pace John D. Pace	Director	March 27, 2008

/s/ Max Poll Max Poll	Director	March 27, 2008

/s/Mark St. Clare Mark St. Clare	Director	March 27, 2008

/s/Michael Vanderhoof Michael Vanderhoof	Director	March 27, 2008

AUXILIO, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007 AND 2006

WITH REPORT OF INDEPENDENT REGISTERED

 PUBLIC ACCOUNTING FIRM

CONTENTS

Page
Report of Independent Registered Public Accounting Firm	F-1

Financial Statements:
Consolidated Balance Sheet	F-2
Consolidated Statements of Operations	F-3
Consolidated Statements of Stockholders’ Equity (Deficit)	F-4
Consolidated Statements of Cash Flows	F-5, F-6
Notes to Consolidated Financial Statements	F-7 to F-24

F

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Auxilio, Inc.

We have audited the accompanying consolidated balance sheet of Auxilio, Inc. (the “Company”) as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years ended December 31, 2007 and 2006.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Auxilio, Inc. as of December 31, 2007, and the consolidated results of its operations and its cash flows for each of the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ HASKELL & WHITE LLP

Irvine, California
March 27, 2008

AUXILIO, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2007

ASSETS
Current assets:
Cash and cash equivalents	$666,428
Accounts receivable, net	2,405,528
Prepaid and other current assets	46,980
Supplies	729,604
Total current assets	3,848,540

Property and equipment, net	208,936
Deposits	28,790
Loan acquisition costs	209,332
Intangible assets, net	190,973
Goodwill	1,517,017
Total assets	$6,003,588

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,566,260
Accrued compensation and benefits	486,110
Deferred revenue	382,895
Loan payable, net of discount of $197,083	547,917
Current portion of long-term debt	600,000
Current portion of capital lease obligations	26,361
Total current liabilities	3,609,543

Note payable, less current portion, net of discount of $110,306	1,221,694

Commitments and contingencies	-

Stockholders' equity:
Common stock, par value at $0.001, 33,333,333 shares
authorized, 16,235,309 shares issued and outstanding	16,237
Additional paid-in capital	17,364,202
Accumulated deficit	(16,208,088)
Total stockholders' equity	1,172,351
Total liabilities and stockholders’ equity	$6,003,588

The accompanying notes are an integral part of these consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006
Net revenues	$19,592,946	$10,248,270
Cost of revenues	15,149,055	9,270,539
Gross profit	4,443,891	977,731
Operating expenses:
Sales and marketing	1,215,685	1,972,743
General and administrative expenses	2,290,433	2,152,400
Intangible asset amortization	238,165	255,206
Total operating expenses	3,744,283	4,380,349
Income (loss) from operations	699,608	(3,402,618)
Other income (expense):
Interest expense	(1,026,592)	(537,018)
Interest income	19,269	28,827
Gain on sale of marketable securities	-	10,447
Gain on debt extinguishment	241,305	-
Total other income (expense)	(766,018)	(497,744)

Loss before provision for income taxes	(66,410)	(3,900,362)
Income tax expense	5,397	2,400
Net Loss	$(71,807)	$(3,902,762)

Net Loss per share:
Basic	$0.00	$(0.24)
Diluted	$(0.01)	$(0.24)

Number of weighted average shares outstanding –
Basic	16,142,604	16,076,310
Diluted	21,885,453	16,076,310

The accompanying notes are an integral part of these consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2007 AND 2006
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity(Deficit)
Balance at January 1, 2006	15,961,410	$15,963	$15,190,416	$(12,233,519)	$2,972,860
Common stock issued for services	3,538	3	4,950	-	4,953
Fair value of warrants issued related to loan payable	-	-	92,558	-	92,558
Relative fair value of warrants issued related to loan payable	-	-	156,166	-	156,166
Stock issued for services rendered in connection with procurement of note payable	45,861	46	69,954	-	70,000
Relative fair value of warrants issued related to convertible loan payable	-	-	340,188	-	340,188
Common stock issued for cashless exercise of warrants	112,000	112	(112)	-	-
Stock compensation expense for options and warrants granted to employees and consultants	-	-	575,974	-	575,974
Net loss	-	-	-	(3,902,762)	(3,902,762)
Balance at December 31, 2006	16,122,809	16,124	16,430,094	(16,136,281)	309,937
Stock compensation expense for options and warrants granted to employees and consultants	-	-	452,014	-	452,014
Beneficial conversion feature associated with loan payable	-	-	100,000	-	100,000
Warrants vesting in connection with restructuring of loan payable	-	-	128,124	-	128,124
Incremental fair value of conversion feature on loan payable	-	-	80,208	-	80,208
Stock options exercised	12,500	13	5,862	-	5,875
Common stock issued for conversion of note payable	100,000	100	167,900	-	168,000
Net loss	-	-	-	(71,807)	(71,807)
Balance at December 31, 2007	16,235,309	$16,237	$17,364,202	$(16,208,088)	$1,172,351

The accompanying notes are an integral part of these consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006
Cash flows provided by (used for) operating activities:
Net loss	$(71,807)	$(3,902,762)
Adjustments to reconcile net loss to net cash provided by (used for)
operating activities:
Depreciation	131,317	122,806
Amortization of intangible assets	238,165	255,206
Bad debt expense	-	26,500
Gain on sale of marketable securities	-	(10,448)
Gain on debt extinguishment	(139,951)	-
Gain on extinguishment of accrued acquisition costs unearned	(101,354)	-
Interest expense related to amortization of warrants issued with loans	127,010	154,381
Interest expense related to amortization of loan acquisition costs	226,181	144,821
Interest expenses related to amortization of beneficial conversion feature	40,000	-
Stock compensation expense for options and warrants granted to employees and consultants	452,014	575,974
Interest expense related to accretion of loan	295,625	-
Stock issued for services	-	4,953
Changes in operating assets and liabilities:
Accounts receivable	(681,270)	(1,261,934)
Prepaid and other current assets	(16,307)	60,692
Supplies	(39,126)	(246,900)
Deposits	-	12,565
Accounts payable and accrued expenses	246,157	792,873
Accrued compensation and benefits	220,669	43,858
Deferred revenue	93,581	(9,548)
Net cash provided by (used for) operating activities	1,020,904	(3,236,963)
Cash flows (used for) investing activities:
Purchases of property and equipment	(36,484)	(189,322)
Net proceeds from sale of marketable securities	-	26,698
Net cash (used for) investing activities	(36,484)	(162,624)
Cash flows provided by financing activities:
Proceeds from loan payable	-	995,000
Repayments on loan payable	-	(250,000)
Fees paid for restructuring loan payable	(22,350)	-
Proceeds from convertible note payable	-	3,000,000
Repayments on convertible note payable	(600,000)	(300,000)
Acquisition fees paid for convertible note payable	-	(375,195)
Payments on capital leases	(20,954)	(15,722)
Proceeds from exercise of options	5,875	-
Net cash (used for) provided by financing activities	(637,429)	3,054,083
Net increase (decrease) in cash and cash equivalents	346,991	(345,504)
Cash and cash equivalents, beginning of year	319,437	664,941
Cash and cash equivalents, end of year	$666,428	$319,437

The accompanying notes are an integral part of these consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year Ended December 31,
	2007	2006
Supplemental disclosure of cash flow information:

Interest paid	$337,776	$234,075

Income tax paid	$2,400	$2,400

Non-cash investing and financing activities:

Beneficial conversion feature associated with loans payable	$100,000	$-

Relative fair value of warrants issued related to restructuring of loan payable	$128,124	$-

Incremental fair value of conversion feature on loan payable	$80,208	$-

Debt converted to stock	$168,000	$-

Relative fair value of warrants issued related to issuance of note payable	$-	$588,912

Stocks issued for acquisition fees for convertible note payable	$-	$70,000

Property and equipment acquired by capital lease	$-	$26,391

The accompanying notes are an integral part of these consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

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

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has reported a net loss of $71,807 for the year ended December 31, 2007 and has an accumulated deficit of $16,208,088 as of December 31, 2007. The Company reported a net loss of $3,902,762 for the year ended December 31, 2006.  The Company has working capital of $238,997 as of December 31, 2007.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All intercompany balances and transactions have been eliminated.

Liquidity

During the year ended December 31, 2007, cash provided by operating activities was $1,020,904 as compared to cash used in operating activities of $3,236,963 for the same period in 2006.  The increase in cash provided by operations was primarily due to improved operating profit margins in 2007, partially offset by the increase in trade receivables.

Historically the Company has incurred significant operating losses and cash outflows from operations.  Significant steps were taken in 2006 to reach profitability in 2007 including the reduction in sales and operations staff in an effort to lower operating costs and the addition of four new customers including its largest customer contract to date. The Company closed large equipment sales with existing clients in 2007 and anticipates additional equipment sales in 2008.  There is also the expectation of signing additional recurring revenue customer contracts throughout 2008.

In October 2006, the Company entered into a Loan and Security Agreement with Cambria Investment Fund, L.P. Under the agreement, the Company can borrow up to $1,500,000, of which $755,000 is still available to borrow as of December 31, 2007. It is anticipated by Management that these measures will allow the Company to continue to maintain positive cash flow for 2008 and satisfy all required 2008 debt payments to both Laurus (Note 6) and Cambria (Note 5).

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

Revenue Recognition

Revenue is recognized pursuant to applicable accounting standards including Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 101 (SAB 101), “Revenue Recognition in Financial Statements”, and SAB 104, “Revenue Recognition”.  SAB 101 as amended and SAB 104 summarize certain points of the SEC staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements and provide guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry.  The Company’s revenue recognition policy complies with the requirements of SAB 101 and SAB 104.  Revenues from equipment sales transactions are earned upon equipment being accepted by the customer.  For equipment that is to be placed at the customer’s location at a future date, revenue is deferred until that equipment is placed.  Monthly service and supply revenue is earned monthly during the term of the contract, as services and supplies are provided monthly.  Overages, as defined in the contract, are billed to customers monthly and are earned when the number of images in any period exceeds the number allowed for in the contract.

When the Company enters into arrangements that include multiple deliverables, they typically consist of the sale of equipment, reserve for replacement of future equipment and a support services contract. Pursuant to Emerging Issues Task Force EITF 00-21: “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), the Company accounts for each element within an arrangement with multiple deliverables as separate units of accounting. Revenue is allocated to each unit of accounting using the residual method, which allocates revenue to each unit of accounting based on the fair value of the undelivered items, provided that the Company can establish vendor - specific objective evidence of fair value.

Deferred Revenue

Deferred revenue is an estimate of revenue expected to be earned in the future under the equipment contracts for additional equipment (printers and faxes) to be placed at the customer’s location that has been included in the original contract amount.  This additional equipment is identified by the Company at the start of a contract. Deferred revenue also includes proceeds received in excess of the residual value assigned to equipment from multiple deliverable sales, which is amortized over the expected term of the related service contract in accordance with EITF 00-21.

Cash and Cash Equivalents

For purposes of the statement of cash flows, cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts.  The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable.  It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change.  Accounts receivable are presented net of an allowance for doubtful accounts of $28,509 at December 31, 2007.

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

For the years ended December 31, 2007 and 2006, stock-based compensation expense recognized in the statement of operations is as follows:

	Year EndedDecember 31
	2007	2006
Cost of revenues	$119,267	$108,099
Sales and marketing	111,527	229,057
General and administrative expenses	221,220	238,818
Total stock based compensation expense	$452,014	$575,974

The Company recognizes stock-based compensation as an expense in accordance with SFAS 123(R) and values the equity securities based on the fair value of the security on the date of grant.  Stock option awards are valued using the Black-Scholes option-pricing model.

The weighted average estimated fair value of stock options granted during 2007 and 2006 was $0.90 and $1.34 per share, respectively.  These amounts were determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the expected life of the option.  The assumptions used in the Black-Scholes model were as follows for stock options granted in 2007 and 2006:

	2007	2006

Risk-free interest rate	4.33% to 5.31%	4.51% to 5.24%
Expected volatility of common stock	79.74% to 82.99%	65.16% to 92.47%
Dividend yield	0%	0%
Expected life of options	3 years	3 years

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

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” basic net income (loss) per share is calculated using the weighted average number of shares of the Company’s common stock issued and outstanding during a certain period, and is calculated by dividing net income (loss) by the weighted average number of shares of the Company’s common stock issued and outstanding during such period. Diluted net income (loss) per share is calculated using the weighted average number of common and potentially dilutive common shares outstanding during the period, using the as-if converted method for secured convertible notes, and the treasury stock method for options and warrants.

As of December 31, 2007, potentially dilutive securities consist of options and warrants to purchase 7,320,669 shares of common stock at prices ranging from $0.30 to $12.00 per share, and convertible notes that could convert into 3,041,184 shares of common stock. Of these potentially dilutive securities, 4,619,004 shares to purchase common stock from the options and warrants have not been included in the computation of diluted earnings per share as their effect would be anti-dilutive.

As of December 31, 2006, potentially dilutive securities consist of options and warrants to purchase 4,649,724 shares of common stock at prices ranging from $0.30 to $12.00 per share, and convertible notes that could convert into 3,297,434 shares of common stock. None of the potentially dilutive options and warrants outstanding has been included in the computation of diluted earnings per share due to the net loss for these periods, which causes these equity instruments to be anti-dilutive. None of the potential shares from convertible notes have been included in the computation of diluted earnings per share as their effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share:

	Year Ended December 31
	2007	2006
Numerator:
Net loss	$(71,807)	$(3,902,762)
Effects of dilutive securities:
Convertible notes payable	(248,249)	-
(Loss) after effects of conversion of notes payable	$(320,056)	$(3,902,762)

Denominator:
Denominator for basic calculation weighted averages	16,142,604	16,076,310

Dilutive common stock equivalents:
Secured convertible notes	3,041,184	-
Options and warrants	2,701,665	-

Denominator for diluted calculation weighted average	21,885,453	16,076,310

Net loss per share:
Basic net loss per share	$.00	$(.24)

Diluted net loss per share	$(.01)	$(.24)

Segment Reporting

Based on the Company’s integration and management strategies, the Company operated in a single business segment.  For the years ended December 31, 2007 and 2006, all revenues have been derived from domestic operations.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (hereinafter “SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a significant effect on its consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value.  The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings.  SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157 and SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” SFAS 159 is effective for the Company as of the beginning of fiscal year 2009. The Company has not yet determined the impact SFAS 159 may have on its consolidated financial position, results of operations, or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) replaces SFAS No. 141, “Business Combinations”, and is effective for the Company for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141(R) requires the new acquiring entity to recognize all assets acquired and liabilities assumed in the transactions; establishes an acquisition-date fair value for acquired assets and liabilities; and fully discloses to investors the financial effect the acquisition will have.  The Company is evaluating the impact of this pronouncement on the Company’s consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 requires all entities to report minority interests in subsidiaries as equity in the consolidated financial statements, and requires that transactions between entities and noncontrolling interests be treated as equity.  SFAS 160 is effective for the Company as of the beginning of fiscal 2009.  The Company is evaluating the impact of this pronouncement on the Company’s consolidated financial position, results of operations and cash flows.

(2)            Accounts Receivable

A summary as of December 31, 2007 is as follows:

Trade	$ 2,434,037
Allowance for doubtful accounts	(28,509)
$ 2,405,528

(3)            Property and Equipment

A summary as of December 31, 2007 is as follows:

Furniture and fixtures	$53,972
Computers and office equipment	391,464
Fleet equipment	178,278
Leasehold improvements	25,202
648,916
Less accumulated depreciation and amortization	(439,980)
$208,936

Depreciation and amortization expense for property, equipment, and improvements amounted to $131,317 and $122,806 for the years ended December 31, 2007 and 2006, respectively.

(4)            Intangible Assets and Goodwill

During 2004, as a result of the acquisition of TMG, intangible assets of $3,047,017 were acquired. This amount was reduced by $30,000 in 2005 for the return of stock issued in conjunction with acquisition that was subsequently determined to be unearned.  A third party valuation was obtained to assist management in determining how much, if any, of the excess of purchase price over assets acquired and liabilities assumed should be allocated to identifiable intangible assets versus goodwill. As of December 31, 2007, goodwill totaled $1,517,017.

As of December 31, 2007, the following intangible assets with definite lives were identified and are being amortized:

Customer relationships	$850,000
Backlog	350,000
1,200,000
Less accumulated amortization	(1,009,027)
$190,973

Amortization expense for intangible assets amounted to $238,165 and $255,206 for the years ended December 31, 2007 and 2006, respectively.  The estimated aggregate amortization expense for future years is $190,973 which will be amortized in its entirety in the year ending December 31, 2008.

Accumulated amortization as of December 31, 2007 is as follows:

Customer relationships	$680,000
Backlog	329,027
Total	$1,009,027

During the year ended December 31, 2007, management determined that $101,354 of purchase price consideration originally recorded in July 2004 in connection with the TMG acquisition was not payable by the Company, as the performance-related conditions upon which payments were contingent were never satisfied.  Accordingly, the Company extinguished the related liability of $101,354 and such amount is presented in the accompanying 2007 statement of operations as gain on debt extinguishment.

(5)        Loan Payable

In November 2005, the Company entered into a Loan and Security Agreement (the Loan) with Cambria Investment Fund, L.P. Michael D. Vanderhoof, a director of the Company is a principal in Cambria Investment Fund. Under the agreement, (i) the Company could borrow up to $500,000, (ii) cash was advanced in $50,000 increments to the Company by Cambria Investment Fund L.P. upon request, (iii) interest accrued daily upon any unpaid principal balance at the rate of twelve percent (12%) per annum, (iv) accrued interest was payable in full on a quarterly basis and (v) the outstanding principal balance was due and payable in full on March 15, 2007.  The Loan was secured by all of the Company's inventory, accounts receivable, equipment, cash, deposit accounts, securities, intellectual property, chattel paper, general intangibles and instruments, now existing or hereafter arising, and all proceeds thereof. In the event that the Company completed any future public or private placement offering which results in net proceeds in excess of $3,000,000, Cambria Investment Fund L.P. may demand repayment of the Loan. In consideration for entering into the Loan, Cambria Investment Fund L.P. also receives warrants to purchase up to 250,000 shares of the Company’s common stock at the market price upon execution, with 75,000 shares vesting upon the execution of the warrant agreement and 17,500 shares vesting for every multiple of $50,000 borrowed under the Loan Agreement with the Company. The fair value of the warrant for the 75,000 shares issued in connection with the execution of the warrant agreement was $69,551.  The fair value of the warrant was determined using the Black-Scholes option-pricing model, with the following assumptions: (i) no expected dividends; (ii) a risk free interest rate of 3.98%; (iii) expected volatility of 56.93%; and (iv) an expected life of the warrants of five years. Such amount was recorded as interest expense.  As of December 31, 2005, there were no borrowings from this loan and Security Agreement. In March 2006, the Company borrowed $250,000 from Cambria. This borrowing earned Cambria the right to receive warrants to purchase 87,500 shares of the Company’s common stock at $1.80, with 17,500 shares vesting for every multiple of $50,000 borrowed under the  Loan Agreement with the Company. The fair value of the warrant for the 87,500 shares issued in connection with the borrowing was $128,970.  The fair value of the warrant was determined using the Black-Scholes option-pricing model, with the following assumptions: (i) no expected dividends; (ii) a risk free interest rate of 4.51%; (iii) expected volatility of 90.41%; and (iv) an expected life of the warrants of five years.  In accordance with APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” the Company allocated a value of $85,079 to the warrants based on their relative fair value.  Such amount was recorded as a discount against the carrying value of the note and was amortized to interest expense over the life of the note. In April 2006, the Company paid in full all outstanding principal balance under the Loan Agreement.

In October 2006, the Company entered into a $1,500,000 Loan and Security Agreement (the “Loan Agreement”) with Cambria Investment Fund L.P. (“Cambria”). Michael D. Vanderhoof, a director of the Company is a principal in Cambria. Under the Loan Agreement, (i) the Company could borrow up to $1,500,000, with the final $500,000 available only after February 15, 2007 (ii) cash is advanced in $50,000 increments to the Company by Cambria Investment Fund L.P. upon request, (iii) interest accrues daily upon any unpaid principal balance at the rate of twelve percent (12%) per annum, (iv) accrued interest is payable in full on a quarterly basis and (v) the outstanding principal balance is due and payable in full on October 22, 2007. Cambria holds a second priority security interest (subject to the first lien held by Laurus Master Fund, LTD) in all of the Company’s inventory, accounts receivable, equipment, cash, deposit accounts, securities, intellectual property, chattel paper, general intangibles and instruments, now existing or hereafter arising, and all proceeds thereof.  The Loan Agreement contains a provision whereby the conversion price to convert the Note to equity was set at $.46. Upon entering into this Loan Agreement Cambria earned the right to receive warrants to purchase up to 300,000 shares of the Company’s common stock at $.46. Additionally Cambria will earn the right to receive warrants to purchase up to additional 450,000 shares at $.46, with 30,000 shares vesting for every multiple of $100,000 borrowed under the Loan Agreement. Through December 2006, the Company borrowed $745,000 under the Loan Agreement. This borrowing earned Cambria the right to receive warrants to purchase 210,000 shares. The fair value of the warrant for the 300,000 shares issued upon execution was $92,558. Such amount was recorded as a loan acquisition cost and will be amortized to interest expense over the life of the note using the straight-line interest method.  The fair value of the warrant for the 210,000 shares issued in connection with the borrowing was $71,086. In accordance with APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” the Company has allocated a value of $71,086 to the warrants based on their relative fair value. Such amount was recorded as a discount against the carrying value of the note and will be amortized to interest expense over the life of the note using the straight-line interest method.  The fair value of the warrant was determined using the Black-Scholes option-pricing model, with the following assumptions: (i) no expected dividends; (ii) a risk free interest rate of 5.25%; (iii) expected volatility range of 79.05% to 79.52%; and (iv) an expected life of the warrants of five years.  In lieu of exercising the warrant, Cambria may convert the warrant, in whole or in part, into a number of shares determined by dividing (a) the aggregate fair market value of the shares or other securities otherwise issuable upon exercise of the warrant minus the aggregate exercise price of such shares by (b) the fair market value of one share.

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

The Company determined that the fair value of the new loan payable was $252,293.  The difference between the fair value of the new loan payable and the amount of the existing debt of $745,000, less unamortized loan acquisition costs of $36,927, unamortized loan discount costs of $85,149 was used in determining the gain on debt extinguishment. The Company determined the fair value of the new loan payable by looking to the remaining unborrowed $755,000 under the arrangement and allocating $363,622 to the fair value of the embedded conversion option and $129,086 to the fair value of the warrants issuable upon borrowing.  Such amounts were determined using the Black Scholes option pricing model. The fair value of the loan payable will be accreted to its stated value through periodic charges to interest expense using the straight-line method, which approximates the effective interest method.

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

Interest charges associated with the Loan, including amortization of the discount, loan acquisition costs and accreted interest costs totaled $480,637 and $19,722 for the years ended December 31, 2007 and 2006, respectively.

(6)        Note Payable

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

In November 2007, Laurus Master Fund converted $168,000 of the amount due on the Note into 100,000 shares of common stock.

Interest charges associated with the convertible debentures, including amortization of the discount and loan acquisition costs totaled $492,944 and $400,046 for the years ended December 31, 2007and 2006, respectively.

(7)	Equity Transactions

In April 2006, the former Chief Financial Officer of the Company received 112,000 shares of Company stock in exchange for 140,000 warrants in a cashless exercise transaction.

(8)            Warrants

Below is a summary of warrant activity during the yearsended December 31, 2006 and 2007:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2006	1,398,535	$1.25	3.39	$832,675
Granted in 2006	1,208,541	$1.32
Exercised in 2006	(112,000)	$0.30
Cancelled in 2006	(28,000)	$0.30
Outstanding at December 31, 2006	2,467,076	$1.34	4.44	$65,650
Granted in 2007	717,500	$0.60
Exercised in 2007	-	-
Cancelled in 2007	(121,555)	$1.62
Outstanding at December 31, 2007	3,063,021	$1.15

Warrants exercisable at December 31, 2006	2,467,076	$1.34	4.21	$1,987,657

Warrants exercisable at December 31, 2007	2,685,521	$1.21	3.96	$1,655,457

The following tables summarize information about warrants outstanding and exercisable at December 31, 2007:

Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining in Contractual Life in Years	Outstanding Warrants Weighted Average Exercise Price	Number of Warrants Exercisable	Exercisable Warrants Weighted Average Exercise Price
$0.30 to $0.75	1,771,567	4.48	$ 0.40	1,394,067	$ 0.41
$1.02 to $1.90	162,500	4.13	$ 1.78	162,500	$ 1.78
$1.90 to $2.00	941,041	4.10	$ 1.96	941,041	$ 1.96
$2.00 to $2.75	179,580	2.21	$ 2.50	179,580	$ 2.50
$3.00 to $12.00	8,333	2.33	$ 4.90	8,333	$ 4.90
$0.30 to $12.00	3,063,021	4.21	$ 1.15	2,685,521	$ 1.21

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

In May 2007, the shareholders approved the Auxilio, Inc. 2007 Stock Option Plan (the 2007 Plan).  The 2007 Plan is the successor to the Company’s existing 2000 Stock Option Plan, 2001 Stock Option Plan, the 2003 Stock Option Plan, and the 2004 Stock Incentive Plan (together, the Predecessor Plans).  The 2007 Plan became effective immediately upon stockholder approval at the Annual Meeting on May 16, 2007, and all outstanding options under the Predecessor Plans were incorporated into the 2007 Plan at that time. On May 16, 2007, 2,890,147 shares had been granted pursuant to the Predecessor Plans, with 576,519 shares available to grant. On May 16, 2007, shareholders approved 1,003,334 shares for the 2007 plan. Together with the Predecessor Plans, 4,470,000 shares were available to grant, and 2,890,147 had been granted.  The Predecessor Plans terminated, and no further option grants will be made under the Predecessor Plans.  However, all outstanding options under the Predecessor Plans continue to be governed by the terms and conditions of the existing option agreements for those grants except to the extent the Board or Compensation Committee elects to extend one or more features of the 2007 Plan to those options. As of December 31, 2007, the remaining number of shares available for future grants under the 2007 Plan was 174,852 shares.  Under the Plan, the option exercise price is equal to the fair market value of the Company’s common stock at the date of grant.  Options expire no later than 10 years from the grant date and generally vest within three years.

Additional information with respect to these Plans’ stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2006	2,008,497	$1.48
Granted in 2006	600,500	$1.34
Exercised in 2006	-	$-
Cancelled in 2006	(426,349)	$1.77
Outstanding at December 31, 2006	2,182,648	$1.39	7.88	$-
Granted in 2007	2,293,000	$0.90
Exercised in 2007	(12,500)	$0.47
Cancelled in 2007	(205,500)	$1.49
Outstanding at December 31, 2007	4,257,648	$1.12	8.20	$2,335,007

Options exercisable at December 31, 2006	1,020,816	$1.36	7.23	$-

Options exercisable at December 31, 2007	1,518,675	$1.32	6.48	$679,922

The following table summarizes information about stock options outstanding and exercisable at December 31, 2007:
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining in Contractual Life in Years	Outstanding Options Weighted Average Exercise Price	Number of Options Exercisable	Exercisable Options Weighted Average Exercise Price
$0.30 to $0.75	1,029,000	8.88	$ 0.52	5,833	$ 0.61
$0.75 to $0.90	927,830	6.32	$ 0.83	825,496	$ 0.83
$1.02 to $1.84	1,819,166	9.12	$ 1.34	312,083	$ 1.56
$1.90 to $2.00	437,318	7.07	$ 2.00	331,846	$ 1.99
$3.00 to$6.75	44,334	4.85	$ 3.85	43,417	$ 3.86
$0.30 to $6.75	4,257,648	8.20	$ 1.12	1,518,675	$ 1.32

(10)	Income Taxes

For the years ended December 31, 2007 and 2006, the components of income tax expense are as follows:

	2007	2006
Current provision:
Federal	$2,997	$-
State	2,400	2,400
	5,397	2,400
Deferred benefit:
Federal	-	-
State	-	-
	-	-
Income tax expense	$5,397	$2,400

Income tax provision amounted to $5,397 and $2,400 for the years ended December 31, 2007 and 2006, respectively (an effective rate of 16.1% for 2007 and (0.1%) for 2006).  A reconciliation of the provision for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

	2007	2006
Computed tax at federal statutory rate of 34%	$11,400	$(1,326,100)
State taxes, net of federal benefit	1,600	1,600
Non deductible items	50,978	21,000
Other	(79,341)	(172,400)
Change in valuation allowance	20,760	1,478,300
	$5,397	$2,400

Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which is uncertain.  Accordingly, a valuation allowance, in an amount equal to the net deferred tax asset as of December 31, 2007 and 2006 has been established to reflect these uncertainties.  As of December 31, 2007 and 2006, the deferred tax asset before valuation allowances is approximately $4,451,000 and $4,419,000, respectively, for federal income tax purposes, and $831,000 and $843,000, respectively for state income tax purposes.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities are as follows:

	2007	2006
Deferred tax assets:
Allowance for doubtful accounts	$12,200	$12,200
Accrued salaries/vacation	38,100	113,700
Accrued equipment pool	19,400	58,200
State taxes	1,100	1,100
Stock options	535,400	370,400
Net operating loss carryforwards	5,003,600	5,217,600
Total deferred tax assets	5,609,800	5,773,200

Deferred tax liabilities:
Depreciation	33,000	41,600
Amortization of intangibles	83,300	185,400
Other	211,000	284,400
Total deferred tax liabilities	327,300	511,400

Net deferred assets before valuation allowance	5,282,500	5,261,800
Valuation allowance	(5,282,500)	(5,261,800)
Net deferred tax assets	$-	$-

At December 31, 2007, the Company has available unused net operating loss carryforwards of approximately $12,594,000 for federal and $8,164,000 for state that may be applied against future taxable income and that, if unused, expire beginning in 2013 through 2026.

Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to ownership change limitations provided by the
Internal Revenue Code of 1986.  The annual limitation may result in the expiration of net operating loss carryforwards before utilization.

Effective January 1, 2007, the Company adopted Financial Accounting Standards Interpretation, ("FIN No. 48"), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company's income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with SFAS No. 109, Accounting for Income Taxes ("SFAS No. 109"). Step one, Recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, Measurement, is based on the largest amount of benefit, which is more likely than not to be realized upon ultimate settlement.

The Company’s adoption of FIN No. 48, resulted in no adjustments to its financial statements for the year ended December 31, 2007.

The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of its provision for income taxes. As of January 1, 2007, the Company had no accrual for payment of interest and penalties related to unrecognized tax benefits, nor were any amounts for interest or penalties recognized during the year ended December 31, 2007.

(11)     Retirement Plan

The Company sponsors a 401(k) plan (the Plan) for the benefits of employees who are at least 21 years of age.  The Company’s management determines, at its discretion, the annual and matching contribution.  The Company elected not to contribute to the Plan for the years ended December 31, 2007 and 2006.

(12)     Commitments

Leases

The Company leases its Mission Viejo, California facility under a noncancellable operating lease.  The lease expires in December 2009.  Rent expense for the years ended December 31, 2007 and 2006 totaled $177,780 and $183,365, respectively.  Future minimum lease payments under non-cancelable operating leases during subsequent years are as follows:

December 31	Payments
2008	$167,467
2009	171,470
Total	$338,937

Employment Agreements

In November of 2007, the Company entered in to a new employment agreement with Etienne Weidemann, to continue to serve as the Company’s President and Chief Executive Officer effective January 1, 2008. The employment agreement has a term of two years, and provides for a base annual salary of $175,000 in year one and $190,000 in year two. Mr. Weidemann is also eligible to receive an annual bonus and periodic commissions if certain earnings and revenue targets are satisfied during the applicable fiscal year.  The Company may terminate Mr. Weidemann’s employment under this agreement without cause at any time on thirty days’ advance written notice, at which time Mr. Weidemann would receive severance pay for six months and be fully vested in all options and warrants granted to date.  The foregoing descriptions of Mr. Weidemann’s employment agreement is qualified in its entirety by reference to the full text of such agreement, which is filed as Exhibit 10.1 to Form 10-QSB filed with the SEC on November 16, 2007.

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

In November of 2007, the Company entered in to a new employment agreement with Paul T. Anthony, to continue to serve as the Company’s Chief Financial Officer effective January 1, 2008. The employment agreement has a term of two years, and provides for a base annual salary of $170,000 in year one and $185,000 in year two. Mr. Anthony is also eligible to receive an annual bonus and periodic commissions if certain earnings and revenue targets are satisfied during the applicable fiscal year.  The Company may terminate Mr. Anthony’s employment under this agreement without cause at any time on thirty days’ advance written notice, at which time Mr. Anthony would receive severance pay for six months and be fully vested in all options and warrants granted to date.  The foregoing descriptions of Mr. Anthony’s employment agreement is qualified in its entirety by reference to the full text of such agreement, which is filed as Exhibit 10.2 to Form 10-QSB filed with the SEC on November 16, 2007.

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

In November of 2007, the Company entered in to an employment agreement with Jacques Terblanche, to serve as the Company’s Chief Operations Officer effective January 1, 2008. Mr. Terblanche has been serving in this capacity for the last year as a consultant.  The employment agreement has a term of two years, and provides for a base annual salary of $165,000 in year one and $180,000 in year two. Mr. Terblanche is also eligible to receive an annual bonus and periodic commissions if certain earnings and revenue targets are satisfied during the applicable fiscal year.  The Company may terminate Mr. Terblanche’s employment under this agreement without cause at any time on thirty days’ advance written notice, at which time Mr. Terblanche would receive severance pay for six months and be fully vested in all options and warrants granted to date.  The foregoing descriptions of Mr. Terblanche’s employment agreement are qualified in their entirety by reference to the full text of such agreement, which is filed as Exhibit 10.3 to Form 10-QSB filed with the SEC on November 16, 2007.

Effective January 1, 2006, the Company entered in to an employment agreement with Mr. Flynn. This agreement has a term of two years, and provides for a base annual salary of $180,000. Mr. Flynn received 100,000 options and may receive an annual bonus if certain earnings and revenue targets are accomplished. Mr. Flynn resigned his position as Chief Executive Officer effective November 9, 2006, and resigned from employment of the Company effective December 31, 2006.

(13)   Concentrations

Cash Concentrations

At times, cash balances held in financial institutions are in excess of federally insured limits. Management performs periodic evaluations of the relative credit standing of financial institutions and limits the amount of risk by selecting financial institutions with a strong credit standing.

Major Customers

For the year ended December 31, 2007, three customers represented a total of 73% of revenues.  As of December 31, 2007, gross accounts receivable due from these customers total approximately $1,078,000.

For the year ended December 31, 2006, five customers represented a total of 91% of revenues.  As of December 31, 2006, accounts receivable due from these customers total approximately $1,753,000.

 (14)    Related Party Transactions

On October 26, 2006, the Company entered into a Loan and Security Agreement (the Loan) with Cambria Investment Fund, L.P. Michael D. Vanderhoof, a director of the Company, is a principal in Cambria Investment Fund L.P. Under the agreement, the Company can borrow up to $1,500,000. In consideration for entering into the Loan, Cambria Investment Fund L.P. received warrants to purchase up to 750,000 shares of the Company’s common stock at $.46, the market price upon execution, with 300,000 shares vesting upon the execution of the warrant agreement and 30,000 shares vesting for every multiple of $100,000 borrowed under the Loan Agreement with the Company. Through December 2006, the Company borrowed $745,000 on the Loan. This borrowing earned Cambria the right to receive warrants to purchase 210,000 shares. The fair value of the warrant for the 300,000 shares issued upon execution was $92,558. Such amount was recorded as a loan acquisition cost and will be amortized to interest expense over the life of the note using the straight-line interest method.  The fair value of the warrant for the 210,000 shares issued in connection with the borrowing was $71,086. In accordance with APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” the Company has allocated a value of $71,086 to the warrants based on their relative fair value. Such amount was recorded as a discount against the carrying value of the note and will be amortized to interest expense over the life of the note using the straight-line interest method. The fair value of the warrants was determined using the Black-Scholes option-pricing model. (See note 5 of the Notes to the Consolidated Financial Statements for the fair value assumptions used.)

Effective July 2007, the Company restructured the Loan Agreement with Cambria Investment Fund L.P. extending the maturity date of the $745,000 outstanding balance to May 1, 2008 and extending the maturity date of the remaining unborrowed amount of $755,000 to December 31, 2008.  In return, the Company paid administrative fees of $22,350, and agreed to immediately vest the remaining 240,000 unvested warrants under the original agreement and provide one additional warrant share for every two dollars of new borrowings against the $755,000.  The exercise price of the additional warrants of $0.72 represents a 10% discount to the closing price of the Company’s common stock on the effective date of the restructuring. The conversion price for the amount borrowed to date remains at $0.46 per share, and the conversion price for any new borrowings and unpaid interest would be $0.72 per share. See note 5 of the Notes to the Consolidated Financial Statements for the accounting treatment of the restructuring as an extinguishment of the existing debt and the creation of new debt and as a result the Company recorded a gain on extinguishment of debt of $139,951.

Interest charges associated with the Loan, including amortization of the discount, loan acquisition costs and accreted interest costs totaled $480,637 and $19,722 for the years ended December 31, 2007 and 2006, respectively.

On November 23, 2005, the Company entered into a Loan and Security Agreement (the Loan) with Cambria Investment Fund, L.P.  Michael D. Vanderhoof, a director of the Company, is a principal in Cambria Investment Fund L.P. Under the agreement, the Company could borrow up to $500,000.  In consideration for entering into the Loan, Cambria Investment Fund L.P. received warrants to purchase up to 250,000 shares of the Company’s common stock at $1.80, the market price upon execution, with 75,000 shares vesting upon the execution of the warrant agreement and 17,500 shares vesting for every multiple of $50,000 borrowed under the Loan Agreement with the Company. The fair value of the vested warrant to purchase 75,000 shares issued upon execution was $69,557. In

March 2006, the Company borrowed $250,000 on the Loan. This borrowing earned Cambria the right to receive warrants to purchase 87,500 shares. The fair value of the warrant for the 87,500 shares issued in connection with the borrowing was $128,970. In accordance with APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” the Company allocated a value of $85,079 to the warrants based on their relative fair value.  Such amount was recorded as a discount against the carrying value of the note and was to be amortized to interest expense over the life of the note using the straight-line interest method. In April 2006, the Company paid in full the outstanding principal balance under the Loan Agreement and charged the remaining unamortized balance of the discount to interest expense. The fair value of the warrants was determined using the Black-Scholes option-pricing model. (See note 5 of the Notes to the Consolidated Financial Statements for the fair value assumptions used.)

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

In September 2006, the Company entered in to a revised consulting agreement with Mr. Pace to provide support in the Company’s sales efforts with major healthcare facilities as well as consulting services related to the Company’s operations.  The agreement terminates December 31, 2008.  Mr. Pace receives $5,000 per month through December 2006, and $6,000 per month through December 2007 for his services not to exceed twenty hours per month.  In addition, Mr. Pace receives cash commission at a rate of 1% of the gross proceeds of a sale for any business closed through introductions made by Mr. Pace and 0.5% of the gross proceeds of a sale for any business closed through introductions made by Auxilio.  Total cash compensation to Mr. Pace for the years ended December 31, 2007 and 2006 was $76,670 and $57,455, respectively. Mr. Pace also received 3,538 shares of Company stock as payment for commissions earned in 2006.