Form 10-Q
period 2008-05-12
AUXILIO INC
filed 2008-05-14
CIK 1011432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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
(Registrant’s telephone number)

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

                                            Yes  ___                                     No  X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                                                Accelerated filer                    ☐
Non-accelerated filer   ☐                                                                                                Smaller reporting company  ☑

The number of shares of the issuer's common stock, $0.001 par value, outstanding as of May 13, 2008 was 16,235,309.

AUXILIO, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

                                       Page
Item 1.	Financial Statements (Unaudited):

	Condensed Consolidated Balance Sheet
	as of March 31, 2008	3

	Condensed Consolidated Statements of Operations
	for the Three Months Ended March 31, 2008 and 2007	4

	Condensed Consolidated Statement of Stockholders’ Equity
	for the Three Months Ended March 31, 2008	5

	Condensed Consolidated Statements of Cash Flows
	for the Three Months Ended March 31, 2008 and 2007	6

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Results
	of Operation and Financial Condition	14

Item 4T.	Controls and Procedures.	20

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	21

Item 3.	Defaults Upon Senior Securities.	21

Item 4.	Submission of Matters to a Vote of Security Holders.	21

Item 5.	Other Information.	21

Item 6.	Exhibits.	21

Signatures		22

 PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
MARCH 31, 2008
(UNAUDITED)

ASSETS
Current assets:
Cash and cash equivalents	$505,163
Accounts receivable, net	1,891,547
Prepaid and other current assets	63,328
Supplies	681,116
Total current assets	3,141,154

Property and equipment, net	194,528
Deposits	28,790
Loan acquisition costs, net	168,107
Intangible assets, net	143,230
Goodwill	1,517,017
Total assets	$5,192,826

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,418,727
Accrued compensation and benefits	314,218
Deferred revenue	365,989
Current portion of long-term debt	600,000
Current portion of capital lease obligations	20,923
Revolving loan payable, net of discount of $49,271	695,729
Total current liabilities	3,415,586

Note payable, less current portion, net of discount of $88,583	1,093,417

Commitments and contingencies	-

Stockholders' equity:
Common stock, par value at $0.001, 33,333,333 shares
authorized,16,235,309 shares issued and outstanding	16,237
Additional paid-in capital	17,473,019
Accumulated deficit	(16,805,433)
Total stockholders' equity	683,823
Total liabilities and stockholders’ equity	$5,192,826

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2008	2007
Revenues	$3,773,316	$5,862,911
Cost of revenues	3,118,528	4,300,071
Gross profit	654,788	1,562,840
Operating expenses:
Sales and marketing	322,148	274,476
General and administrative expenses	609,576	675,033
Intangible asset amortization	47,743	59,541
Total operating expenses	979,467	1,009,050
(Loss) income from operations	(324,679)	553,790
Other income (expense):
Interest expense	(273,138)	(204,882)
Interest income	2,872	2,389
Total other income (expense)	(270,266)	(202,493)
(Loss) income before provision for income taxes	(594,945)	351,297
Income tax expense	2,400	5,600
Net (loss) income	$(597,345)	$345,697

Net (loss) income per share:
Basic	$(0.04)	$0.02
Diluted	$(0.05)	$(0.01)

Number of weighted average shares:
Basic	16,235,309	16,122,809
Diluted	17,324,448	18,719,135

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 2008
(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2007	16,235,309	$16,237	$17,364,202	$(16,208,088)	$1,172,351
Stock compensation expense for options granted to employees and consultants	-	-	108,817	-	108,817
Net (loss)	-	-	-	(597,345)	(597,345)
Balance at March 31, 2008	16,235,309	$16,237	$17,473,019	$(16,805,433)	$683,823

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2008	2007
Cash flows provided by operating activities:
Net (loss) income	$(597,345)	$345,697
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation	29,728	33,822
Amortization of intangible assets	47,743	59,541
Stock compensation expense for warrants and options issued to employees and consultants	108,817	142,683
Interest expense related to amortization of warrants issued with loans	21,723	41,781
Interest expense related to amortization of loan acquisition costs	41,225	71,865
Interest expense related to accretion of loan discount	147,812	-
Changes in operating assets and liabilities:
Accounts receivable	542,491	(260,572)
Recovery of bad debts	(28,510)	-
Supplies	48,488	47,278
Prepaid and other current assets	(16,348)	(137,027)
Accounts payable and accrued expenses	(147,533)	(96,746)
Accrued compensation and benefits	(171,892)	(9,761)
Deferred revenue	(16,906)	(31,564)
Net cash provided by operating activities	9,493	206,997
Cash flows (used for) investing activities:
Purchases of property and equipment	(15,320)	(3,939)
Net cash (used for) investing activities	(15,320)	(3,939)
Cash flows (used for) financing activities:
Payments on capital leases	(5,438)	(4,897)
Payments on notes payable and long-term debt	(150,000)	(150,000)
Net cash (used for) financing activities	(155,438)	(154,897)
Net (decrease) increase in cash and cash equivalents	(161,265)	48,161
Cash and cash equivalents, beginning of period	666,428	319,437
Cash and cash equivalents, end of period	$505,163	$367,598

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Three Months Ended March 31,
	2008	2007
Supplemental disclosure of cash flow information:

Interest paid	$65,630	$91,237

Income taxes paid	$11,500	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008 and 2007
(UNAUDITED)

1.           BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Auxilio, Inc. and its subsidiaries (“the Company”) have been prepared in accordance with generally accepted accounting principles of the United States of America (“GAAP”) for interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles have been omitted.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, as filed with the Securities and Exchange Commission (SEC) on March  27, 2008.

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

In October 2006, the Company entered into a Loan and Security Agreement (“Loan Agreement”) with Cambria Investment Fund, L.P. (“Cambria”). Michael D. Vanderhoof, a director of the Company, is a principal in Cambria. Through March 31, 2008 the Company borrowed $745,000 of the available $1,500,000. Interest accrues daily upon any unpaid principal balance at the rate of twelve percent (12%) per annum and is payable quarterly. The outstanding principal balance is due and payable in full on May 1, 2008, with any subsequent borrowings due and payable on December 31, 2008. In April of 2008 the Company extended the maturity date of the $745,000 to July 1, 2008 with no other changes in the terms of the Loan Agreement. The Loan is secured by substantially all assets and is subordinate to the Laurus Master Fund Fixed Price Convertible Note. For the three months ended March 31, 2008, the Company was able to generate sufficient cash from revenues to cover its operating expenses. However, no assurances can be given that the Company can continue to generate sufficient revenues. The Company believes that the availability of funds from the Loan Agreement, the growth of its customer base and cost containment efforts will enable the Company to generate positive operating cash flows and to continue its operations.

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

3.           OPTIONS AND WARRANTS

Below is a summary of Auxilio stock option and warrant activity during the three-month period ended March 31, 2008:

Options
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2007	4,257,648	$1.12
Granted	21,500	$1.56
Exercised	-	-
Cancelled	(23,182)	$1.07
Outstanding at March 31, 2008	4,255,966	$1.13	7.96	$3,046,912
Exercisable at March 31, 2008	1,988,648	$1.24	6.67	$1,286,768

Warrants
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2007	3,063,021	$1.14
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding at March 31, 2008	3,063,021	$1.14	3.61	$2,341,970
Exercisable at March 31, 2008	2,685,521	$1.20	3.61	$1,934,270

During the three months ended March 31, 2008, the Company granted 21,500 options to its employees and directors to purchase shares of the Company’s common stock at an exercise price range of $1.55 to $1.57 per share, which exercise price equals the fair value of such options on the grant date.  The options have graded vesting annually over three years, starting February 2008.  The fair value of the options was determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate range of 2.42% to 3.03%; (ii) estimated volatility range of 78.66% to 79.38%; (iii) dividend yield of 0.0%; and (iv) expected life of the options of three years.

Beginning January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payments” (“SFAS No. 123(R)”) on a modified prospective transition method to account for its employee stock options and warrants. For the three months ended March 31, 2008 and 2007, stock-based compensation expense recognized in the statement of operations as follows:

	2008	2007
Cost of revenues	$37,236	$27,638
Sales and marketing	22,032	30,196
General and administrative expenses	49,549	84,849
Total stock based compensation expense	$108,817	$142,683

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

For the three months ended March 31, 2008, potentially dilutive securities consist of options and warrants to purchase 7,318,987 shares of common stock at prices ranging from $0.30 to $12.00 per share, and secured convertible notes that could convert into 2,728,684 shares of common stock. Of these potentially dilutive securities, all of the shares to purchase common stock from the options and warrants and 1,619,565 of the shares from the secured convertible notes have been excluded in the computation of diluted earnings per share as their effect would be anti-dilutive.

For the three months ended March 31, 2007, potentially dilutive securities consist of options and warrants to purchase 5,457,224 shares of common stock at prices ranging from $0.30 to $12.00 per share, and a secured convertible note that could convert into 1,499,298 shares of common stock. Of these potentially dilutive securities, 4,360,196 shares to purchase common stock from the options and warrants have not been included in the computation of diluted earnings per share as their effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended March 31,
	2008	2007
Numerator:
Net (loss) income	$(597,345)	$345,697
Effects of dilutive securities:
Convertible note payable	(217,800)	(441,747)
(Loss) after effects of conversion of note payable	(815,145)	$(96,050)

Denominator:
Denominator for basic calculation weighted average shares	16,235,309	16,122,809

Dilutive common stock equivalents:
Secured convertible notes	1,109,119	1,499,298
Options and warrants	-	1,097,028

Denominator for diluted calculation weighted average shares	17,324,448	18,719,135

Net income (loss) per share:

Basic net (loss) income per share	$(0.04)	$0.02

Diluted net (loss) per share	$(0.05)	$(0.01)

5.           ACCOUNTS RECEIVABLE

A summary as of March 31, 2008 is as follows:

Trade	$1,891,547
Allowance for doubtful accounts	-
$1,891,547

6.            LOAN PAYABLE

In October 2006, the Company entered into a $1,500,000 Loan and Security Agreement (the “Loan Agreement”) with Cambria Investment Fund L.P. (“Cambria”). Michael D. Vanderhoof, a director of the Company is a principal in Cambria. Under the Loan Agreement, (i) the Company could borrow up to $1,500,000, with the final $500,000 available only after February 15, 2007 (ii) cash is advanced in $50,000 increments to the Company by Cambria Investment Fund L.P. upon request, (iii) interest accrues daily upon any unpaid principal balance at the rate of twelve percent (12%) per annum, (iv) accrued interest is payable in full on a quarterly basis and (v) the outstanding principal balance is due and payable in full on October 22, 2007. Cambria holds a second priority security interest (subject to the first lien held by Laurus Master Fund, LTD) in all of the Company’s inventory, accounts receivable, equipment, cash, deposit accounts, securities, intellectual property, chattel paper, general intangibles and instruments, now existing or hereafter arising, and all proceeds thereof.  The Loan Agreement contains a provision whereby the conversion price to convert the Note to equity was set at $.46. Upon entering into this Loan Agreement Cambria earned the right to receive warrants to purchase up to 300,000 shares of the Company’s common stock at $.46. Additionally Cambria will earn the right to receive warrants to purchase up to additional 450,000 shares at $.46, with 30,000 shares vesting for every multiple of $100,000 borrowed under the Loan Agreement. Through March 2008, the Company borrowed $745,000 under the Loan Agreement. This borrowing earned Cambria the right to receive warrants to purchase 210,000 shares. The fair value of the warrant for the 300,000 shares issued upon execution was $92,558. Such amount was recorded as a loan acquisition cost and will be amortized to interest expense over the life of the note using the straight-line interest method.  The fair value of the warrant for the 210,000 shares issued in connection with the borrowing was $71,086. In accordance with APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” the Company has allocated a value of $71,086 to the warrants based on their relative fair value. Such amount was recorded as a discount against the carrying value of the note and will be amortized to interest expense over the life of the note using the interest method.  The fair value of the warrant was determined using the Black-Scholes option-pricing model, with the following assumptions: (i) no expected dividends; (ii) a risk free interest rate of 5.25%; (iii) expected volatility range of 79.05% to 79.52%; and (iv) an expected life of the warrants of five years.  In lieu of exercising the warrant, Cambria may convert the warrant, in whole or in part, into a number of shares determined by dividing (a) the aggregate fair market value of the shares or other securities otherwise issuable upon exercise of the warrant minus the aggregate exercise price of such shares by (b) the fair market value of one share.

Effective July 2007, the Company restructured the Loan Agreement with Cambria Investment Fund L.P. extending the maturity date of the $745,000 outstanding balance to May 1, 2008 and extending the maturity date of the remaining unborrowed amount of $755,000 to December 31, 2008.  In return, the Company paid administrative fees of $22,350, and agreed to immediately vest the remaining 240,000 unvested warrants under the original agreement and provide one additional warrant share for every two dollars of new borrowings against the $755,000.  The exercise price of the additional warrants of $0.72 represents a 10% discount to the closing price of the Company’s common stock on the effective date of the restructuring. The conversion price for the amount borrowed to date remains at $0.46 per share, and the conversion price for any new borrowings and unpaid interest would be $0.72 per share.  In April 2008, the Company extended the maturity date of the $745,000 to July 1, 2008 with no other changes in the terms of the Loan Agreement.

In accordance with EITF 96-19, the Company determined that the July 2007 restructuring was considered a substantial modification in the terms of the existing debt and therefore should be accounted for in the same manner as an extinguishment of the existing debt and the creation of new debt and as a result the Company recorded a gain on extinguishment of debt of $199,951.  In accordance with EITF 96-19, the new debt is initially recorded at fair value and that amount is used to determine debt extinguishment gain or loss to be recognized and the effective rate of the instrument.  The fees paid by the Company including the warrants and the incremental change in the fair value of the embedded conversion option are also included in determining the debt extinguishment gain.

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

Interest charges associated with the Loan, including amortization of the discount, loan acquisition costs and accreted interest costs totaled $170,411 and $42,408 for the three months ended March  31, 2008 and 2007, respectively.

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

Interest charges associated with the convertible debentures, including amortization of the discount and loan acquisition costs totaled $101,839 and $129,687 for the three months ended March 31, 2008 and 2007, respectively.

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

Major Customers

The Company's three largest customers accounted for approximately 89% of the Company's revenues for the three months ended March 31, 2008.  Accounts receivable for these customers totaled approximately $1,053,000 as of March 31, 2008. The Company's largest customer accounted for approximately 67% of the Company's revenues for the three months ended March 31, 2007.

10.           SEGMENT REPORTING

The Company has adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  Since the Company operates in one business segment based on the Company’s integration and management strategies, segment disclosure has not been presented.

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATION AND FINANCIAL CONDITION.

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q.  This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities and Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections.  Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may," "will" and variations of these words or similar expressions are intended to identify forward-looking statements.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements.  These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict.  Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements.

Although we have been able to raise additional working capital through private placement offerings of our common stock and through our debt financings with Laurus Master Fund, Ltd. and Cambria Investment Fund L.P., we may not be able to continue this practice in the future nor may we be able to obtain additional working capital through other debt or equity financings. In the event that sufficient capital cannot be obtained, we may be forced to significantly reduce operating expenses to a point which would be detrimental to business operations, curtail business activities, sell business assets or discontinue some or all of our business operations, or take other actions which could be detrimental to business prospects and result in charges which could be material to our operations and financial position.  In the event that any future financing should take the form of the sale of equity securities, the current equity holders may experience dilution of their investments.  In addition, we may generate insufficient revenues from our operations to cover our cash operating expenses.  As a result, we may not be able to continue as a going concern.  The financial statements that accompany this Report do not include any adjustments that might result from the outcome of these uncertainties

Due to these and other possible uncertainties and risks, readers are cautioned not to place undue reliance on the forward-looking statements contained in this Quarterly Report, which speak only as of the date of this Quarterly Report, or to make predictions about future performance based solely on historical financial performance.  We disclaim any obligation to update forward-looking statements contained in this Quarterly Report.

Readers should carefully review the risk factors described below under the heading "Risk Factors That May Affect Future Results" and in other documents we file from time to time with the Securities and Exchange Commission, including our Form 10-KSB for the fiscal year ended December 31, 2007.  Our filings with the Securities and Exchange Commission, including our Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those filings, pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, are available free of charge at www.auxilioinc.com, when such reports are available at the Securities and Exchange Commission web site.

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

Where appropriate, references to “Auxilio,” the “Company,” “we,” “us” or “our” include Auxilio, Inc. and Auxilio Solutions, Inc.

Application of Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities.  We evaluate these estimates on an on-going basis, including those estimates related to customer programs and incentives, product returns, bad debts, inventories, intangible assets, income taxes, contingencies and litigation.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  The results of these estimates form the basis for our judgments about the carrying values of assets and liabilities which are not readily apparent from other sources.  As a result, actual results may differ from these estimates under different assumptions or conditions.

We consider the following accounting policies to be most important to the portrayal of our financial condition and those that require the most subjective judgment:

•	revenue recognition
•	accounts receivable valuation and related reserves
•	accounting for income taxes
•	impairment of intangible assets
•	deferred revenue

Revenues from equipment sales transactions are deemed earned when the equipment is delivered and accepted by the customer, there is evidence of an arrangement, the sales price is determinable and collection of the sales price is probable.  For equipment that is to be placed at the customer’s location at a future date, revenue is deferred until that equipment is actually placed.   Service and supply revenue is earned monthly during the term of the various contracts, as services and supplies are provided.  Overages, as defined in the cost per copy contracts, are billed to customers monthly and are earned during the period when the number of images in any period exceeds the number allowed in the contract.

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

You should refer to our Annual Report on Form 10-KSB filed on March 27, 2008 for a discussion of our critical accounting policies.

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

Revenue

Revenue decreased by $2,089,595 to $3,773,316 for the three months ended March 31, 2008, as compared to the same period in 2007.  The decrease in the current period’s revenue is primarily the result of a large March 2007 equipment sale totaling approximately $2,539,000 compared to a total of $455,000 in equipment sales during the first quarter of 2008.

Cost of Revenue

Cost of revenue consists of document imaging equipment, parts, supplies and salaries and expenses of field services personnel.  Cost of revenue was $3,118,528 for the three months ended March 31, 2008, as compared to $4,300,071 for the same period in 2007. The decrease in the cost of revenue for the first quarter of 2007 is consistent in relation to the decrease in revenues. The primary contributor to the decrease was the cost of the large equipment sale in March 2007.

Sales and Marketing

Sales and marketing expenses include salaries, commissions and expenses for sales and marketing personnel, travel and entertainment, and other selling and marketing costs.  Sales and marketing expenses were $322,148 for the three months ended March 31, 2008, as compared to $274,476 for the same period in 2007.  Sales and marketing expenses for the first quarter of 2008 are higher as a result of management’s decision to increase the Company’s sales force in the third quarter of 2007.

General and Administrative

General and administrative expenses include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses and other administrative costs. General and administrative expenses decreased by $65,457 to $609,576 for the three months ended March 31, 2008, as compared to $675,033 for in the three months ended March 31, 2007.  The decrease is a result of a reduction in performance based bonuses earned during 2008 as compared to 2007, as well as bad debt recovery in 2008 of approximately $28,000.

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

Amortization expense was $47,743 for the three months ended March 31, 2008 compared to $59,541 for the same period in 2007. The slight reduction is a result of the estimated declining value of the amortization of backlogged business.

Other Income (Expense)

Interest expense for the three months ended March 31, 2008 was $273,138, compared to $204,882 for the same period in 2007.  The increase is due to interest incurred on loans from Laurus Master Fund and Cambria Investment Fund L.P., including issue costs, accreted costs associated with warrants issued in connection with these borrowings. Interest income is primarily derived from short-term interest-bearing securities and money market accounts.  Interest income for the three months ended March 31, 2008 was $2,872, as compared to $2,389 for the same period in 2007, primarily due to an increase in the average balance of invested cash and short-term investments.

Income Tax Expense

Income tax expense for the three months ended March 31, 2008 of $2,400 represents the minimum tax liability due for state income taxes. Income tax expense for the three months ended March 31, 2007 of $5,600 represents a quarterly estimate of the annual expense primarily as a result of alternative minimum tax provisions.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2008, our cash and cash equivalents were equal to $505,163 and our working capital deficit was $274,432.  Our principal cash requirements are for operating expenses, including equipment, supplies, employee costs, capital expenditures and funding of the operations. Our primary sources of cash are revenues, the proceeds from a $3,000,000 loan from Laurus Master Fund in April 2006, and the $1,500,000 revolving note payable from Cambria Investment Fund L.P., under which we have borrowed $745,000 to date.

During the three months ended March 31, 2008, we provided $9,493 for operating activities, as compared to providing $206,997 for the same period in 2007.  The decrease in cash provided was primarily due to reduced operating profit margins in 2008, partially offset by improved collections in trade receivables from recurring revenue contracts in 2008.

In April 2006, we entered into a $3,000,000 Fixed Price Convertible Note (the “Note”) agreement with Laurus Master Fund (LMF). The term of the Note is for three years at an interest rate of WSJ prime plus 2.0%. We shall reduce the principal Note by 1/60th per month starting 90 days after the closing, payable in cash or registered stock. For the three months ended March 31, 2008, we repaid $150,000 in principal of the Note.

In October 2006, we entered into a Loan and Security Agreement (Loan Agreement) with Cambria Investment Fund, L.P.

One of our directors, Michael D. Vanderhoof, is a principal in Cambria Investment Fund. As of December 31, 2006, we had borrowed $745,000 of the available $1,500,000. There were no borrowings or repayments under the Loan Agreement during the three months ended March 31, 2008. Interest accrues daily upon any unpaid principal balance at the rate of twelve percent (12%) per annum and is payable quarterly. In July 2007, we agreed with Cambria Investment Fund, L.P to restructure the Loan Agreement extending the maturity date of the $745,000 outstanding balance to May 1, 2008 and extending the maturity date of the remaining unborrowed amount of $755,000 to December 31, 2008.  In return, we agreed to immediately vest the remaining 240,000 unvested warrants under the original agreement and provide one additional warrant share for every two dollars of new borrowings against the $755,000.  The exercise price of the additional warrants provides for a 10% discount to the closing price of the Company’s common stock on the date of the restructuring.  In April 2008, we extended the maturity date of the $745,000 to July 1, 2008 with no other changes in the terms of the Loan Agreement.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

This Quarterly Report on Form 10-Q, including the discussion and analysis of our financial condition and results of operations set forth above contains certain forward-looking statements.  Forward-looking statements set forth estimates of, or our expectations or beliefs regarding, our future financial performance.  Those estimates, expectations and beliefs are based on current information and are subject to a number of risks and uncertainties that could cause our actual operating results and financial performance in the future to differ, possibly significantly, from those set forth in the forward-looking statements contained in this Quarterly Report and, for that reason, you should not place undue reliance on those forward-looking statements. Those risks and uncertainties include, although they are not limited to, the following:

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

We experienced a net operating loss of $324,679 for the three months ended March 31, 2008, we have an accumulated deficit of $16,805,433 as of March 31, 2008.  In addition, the Company must repay $745,000 due to Cambria Investment Fund L.P. on July 1, 2008 and $600,000 due to Laurus Master Fund over the next twelve months.  There can be no assurance that we will be able to operate profitably in the future.  In the event that we are not successful in implementing our business plan, we will require additional financing in order to succeed.  There can be no assurance that additional financing will be available now or in the future on terms that are acceptable to us.  If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures, all of which could have a material adverse effect on our business, financial condition or operating results. If sufficient capital cannot be obtained, we may be forced to significantly reduce operating expenses to a point which would be detrimental to business operations, curtail research and development activities, sell business assets or discontinue some or all of our business operations, or take other actions which could be detrimental to business prospects and result in charges which could be material to our operations and financial position.  In the event that any future financing should take the form of the sale of equity securities, the current equity holders may experience dilution of their investments.

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

WE ARE DEPENDENT UPON OUR LARGEST CUSTOMERS.

The loss of any key customer could have a material adverse effect upon our financial condition, business, prospects and results of operation.  Our three largest customers represent approximately 89% of our revenues for the three months ended March 31, 2008.  Although we anticipate that these major customers will represent less than 58% of revenue for the 2008 fiscal year and less than 35% of revenue for the 2009 fiscal year, the loss of these customers may contribute to our inability to operate as a going concern and may require us to obtain additional equity funding or debt financing (beyond the amounts described above) to continue our operations.  We cannot be certain that we will be able to obtain such additional financing on commercially reasonable terms, or at all.

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

ITEM 4T.                      CONTROLS AND PROCEDURES.

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

None.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.                       OTHER INFORMATION.

None

ITEM 6.                      EXHIBITS.

No.	Item
10.1	First Amendment to Amended and Restated Loan and Security Agreement Between Auxilio, Inc. and Cambria Investment Fund Effective as of April 20, 2008.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of the CEO and CFO pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    AUXILIO, INC.

Date:  May 13, 2008                                                                           By:  /s/  Etienne Weidemann
                        Etienne Weidemann
                        Chief Executive Officer
                       (Principal Executive Officer)

Date:  May 13, 2008                                                                                  /s/  Paul T. Anthony
                       Paul T. Anthony
                                   Chief Financial Officer
                                                                                                  (Principal Accounting Officer)