Form 10-Q
period 2008-06-30
AUXILIO INC
filed 2008-08-14
CIK 1011432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
(Address of principal executive offices, zip code)

(949) 614-0700
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X                      No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined by Section 12b-2 of the Exchange Act)

Yes ____                      No X

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

The number of shares of the issuer's common stock, $0.001 par value, outstanding as of August 14, 2008 was 17,077,484.

AUXILIO, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

		Page
Item 1.	Financial Statements (Unaudited):

	Condensed Consolidated Balance Sheet
	as of June 30, 2008	3

	Condensed Consolidated Statements of Operations
	for the Three and Six Months Ended June 30, 2008 and 2007	4

	Condensed Consolidated Statement of Stockholders’ Equity
	for the Six Months Ended June 30, 2008	5

	Condensed Consolidated Statements of Cash Flows
	for the Six Months Ended June 30, 2008 and 2007	6

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	14

Item 4T.	Controls and Procedures.	18

PART II - OTHER INFORMATION

Item 1A	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	22

Item 6.	Exhibits.	23

Signatures		24

 PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
JUNE 30, 2008
(UNAUDITED)

ASSETS
Current assets:
Cash and cash equivalents	$689,106
Accounts receivable, net	4,444,550
Prepaid and other current assets	46,474
Supplies	613,613
Total current assets	5,793,743

Property and equipment, net	158,802
Deposits	28,790
Loan acquisition costs, net	126,882
Intangible assets, net	95,486
Goodwill	1,517,017
Total assets	$7,720,720

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$3,100,705
Accrued compensation and benefits	586,086
Deferred revenue	417,938
Current portion of long-term debt	600,000
Current portion of capital lease obligations	14,335
Revolving loan payable	745,000
Total current liabilities	5,464,064

Note payable, less current portion, net of discount of $66,860	965,140

Commitments and contingencies	-

Stockholders' equity:
Common stock, par value at $0.001, 33,333,333 shares
authorized, 16,235,309 shares issued and outstanding	16,237
Additional paid-in capital	17,566,187
Accumulated deficit	(16,290,908)
Total stockholders' equity	1,291,516
Total liabilities and stockholders’ equity	$7,720,720

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Revenues	$6,891,341	$5,022,112	$10,664,657	$10,885,023
Cost of revenues	5,151,747	3,971,000	8,270,275	8,271,070

Gross profit	1,739,594	1,051,112	2,394,382	2,613,953

Operating expenses:
Sales and marketing	378,313	313,909	700,461	588,384
General & administrative expenses	632,069	570,693	1,241,644	1,245,727
Intangible asset amortization	47,743	59,541	95,487	119,082
Total operating expenses	1,058,125	944,143	2,037,592	1,953,193
Income from operations	681,469	106,969	356,790	660,760

Other income (expense):
Interest expense	(167,686)	(201,714)	(440,824)	(406,596
Interest income	741	4,580	3,614	6,969

Total other income (expense)	(166,945)	(197,134)	(437,210)	(399,627

Income (loss) before provision for income taxes	514,524	(90,165)	(80,420)	261,133

Income tax expense	-	(5,600)	(2,400)	(11,200

Net income (loss)	514,524	$(95,765)	$(82,820)	$249,933

Net income (loss) per share:
Basic	$.03	$(.01)	$(.01)	$.02
Diluted	$.02	$(.03)	$(.01)	$(.00

Number of weighted average shares:
Basic	16,235,309	16,131,875	16,235,309	16,127,367
Diluted	21,845,983	17,631,173	17,344,428	18,541,538

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 2008
(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2007	16,235,309	$16,237	$17,364,202	$(16,208,088)	$1,172,351
Stock compensation expense for options and warrants granted to employees and consultants	-	-	201,985	-	201,985
Net loss	-	-	-	(82,820)	(82,820)
Balance at June 30, 2008	16,235,309	$16,237	$17,566,187	$(16,290,908)	$1,291,516

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2008	2007
Cash flows provided by operating activities:
Net income (loss)	$(82,820)	$249,933
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation	58,844	68,403
Amortization of intangible assets	95,487	119,082
Bad debt recovery	(28,510)	-
Stock compensation expense for warrants and options issued to employees and consultants	201,985	251,380
Interest expense related to amortization of warrants issued for loans	43,446	83,562
Interest expense related to amortization of loan acquisition costs	82,450	143,730
Interest expense related to accretion of loan	197,083	-
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(2,010,512)	(1,052,737)
Supplies	115,991	40,401
Prepaid and other current assets	506	7,769
Accounts payable and accrued expenses	1,534,445	515,015
Accrued compensation and benefits	99,976	153,728
Deferred revenue	35,043	217,776
Net cash provided by operating activities	343,414	798,042
Cash flows (used for) investing activities:
Purchases of property and equipment	(8,710)	(22,441)
Net cash (used for) investing activities	(8,710)	(22,441)
Cash flows (used for) financing activities:
Payments on capital leases	(12,026)	(9,949)
Payments on notes payable and long-term debt	(300,000)	(300,000)
Proceeds from exercise of options	-	5,875
Net cash (used for) financing activities	(312,026)	(304,074)
Net increase in cash and cash equivalents	22,678	471,527
Cash and cash equivalents, beginning of period	666,428	319,437
Cash and cash equivalents, end of period	$689,106	$790,964

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Six Months Ended June 30,
	2008	2007
Supplemental disclosure of cash flow information:

Interest paid	$119,486	$179,304

Income tax paid	$11,500	$2,400

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2008 AND 2007
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

In October 2006, the Company entered into a Loan and Security Agreement (“Loan Agreement”) with Cambria Investment Fund, L.P. (“Cambria”). Michael D. Vanderhoof, a director of the Company, is a principal in Cambria. Through June 30, 2008 the Company borrowed $745,000 of the available $1,500,000. Interest accrues daily upon any unpaid principal balance at the rate of twelve percent (12%) per annum and is payable quarterly. The outstanding principal balance was due and payable in full on May 1, 2008, with any subsequent borrowings due and payable on December 31, 2008. In April of 2008 the Company extended the maturity date of the $745,000 to July 1, 2008 with no other changes in the terms of the Loan Agreement. The Loan is secured by substantially all assets and is subordinate to the Laurus Master Fund Fixed Price Convertible Note. For the six months ended June 30, 2008, the Company was able to generate sufficient cash from revenues to cover its operating expenses. However, no assurances can be given that the Company can continue to generate sufficient revenues. The Company believes that the availability of funds from the Loan Agreement, the growth of its customer base and cost containment efforts will enable the Company to generate positive operating cash flows and to continue its operations.

On July 1, 2008, $372,500 of the principal balance of the loan and $14,900 of the interest due was converted to common stock with the remaining outstanding principal balance of $372,500, along with $7,450 of interest due paid to Cambria in cash.

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

In June 2008, the EITF reached a consensus on EITF Issue No. 08-4, Transition Guidance for Conforming Changes to EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF No. 08-4”). Subsequent to the issuance of EITF No. 98-5, certain portions of the guidance contained in EITF No. 98-5 were nullified by EITF Issue No. 00-27, Application of EITF Issue No. 98-5, ‘Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios’ (“EITF No. 00-27”). However, the portions of EITF No. 98-5 that were nullified by EITF No. 00-27 were not specifically identified in EITF No. 98-5, nor were the illustrative examples in EITF No. 98-5 updated for the effects of EITF No. 00-27. EITF No. 08-4 specifically addresses the conforming changes to EITF Issue No. 98-5 and provides transition guidance for the conforming changes. EITF No. 08-4 is effective for the Company for the fiscal year ending December 31, 2008. The Company is currently evaluating the impact of adopting EITF No. 08-4 on the Company’s financial position, results of operations and cash flows.

3.           OPTIONS AND WARRANTS

Below is a summary of Auxilio stock option and warrant activity during the six-month period ended June 30, 2008:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2007	4,257,648	$1.12
Granted	111,500	1.17
Exercised	-	-
Cancelled	(46,273)	1.73
Outstanding at June 30, 2008	4,322,875	$1.14	7.74	$2,966,112
Exercisable at June 30, 2008	2,117,814	$1.22	6.55	$1,323,082

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2007	3,063,021	$1.14
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding at June 30, 2008	3,063,021	$1.14	3.37	$2,306,539
Exercisable at June 30, 2008	2,685,521	$1.20	3.37	$1,906,389

During the six months ended June 30, 2008, the Company granted a total of 111,500 options to its employees and directors to purchase shares of the Company’s common stock at an exercise price range of $1.55 to $1.83 per share, which exercise price equals the fair value of such options on the grant date.  The options have graded vesting annually over three years, starting February 2008.  The fair value of the options was determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 5.24 to 5.25%; (ii) estimated volatility of 78.66 to 79.38%; (iii) dividend yield of 0.0%; and (iv) expected life of the options of three years.

Beginning January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payments” (“SFAS No. 123(R)”) on a modified prospective transition method to account for its employee stock options and warrants. For the three and six months ended June 30, 2008 and 2007, stock-based compensation expense recognized in the statement of operations as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Cost of revenues	$26,875	$26,154	$64,111	$53,792
Sales and marketing	19,405	28,677	41,437	58,872
General and administrative expense	46,888	53,866	96,437	138,716
Total stock based compensation expense	$93,168	$108,697	$201,985	$251,380

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

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Numerator:
Net income (loss)	$514,524	$(95,765)	$(82,820)	$249,933
Effects of dilutive securities:
Convertible notes payable	(137,234)	(381,971)	(120,693)	(315,234)
Income (loss) after effects of conversion of note payable	$377,290	$(477,736)	$(203,513)	$(65,301)

Denominator:
Denominator for basic calculation weighted average shares	16,235,309	16,131,875	16,235,309	16,127,367

Dilutive common stock equivalents:
Secured convertible notes	2,648,511	1,499,298	1,109,119	1,499,298
Options and warrants	2,962,163	-	-	914,873

Denominator for diluted calculation weighted average shares	21,845,983	17,631,173	17,344,428	18,541,538

Net income (loss) per share:
Basic net income (loss) per share	$.03	$(.01)	$(.01)	$.02

Diluted net income (loss) per share	$.02	$(.03)	$(.01)	$(.00)

5.           ACCOUNTS RECEIVABLE

A summary as of June 30, 2008 is as follows:

Trade receivable	$4,444,550
Allowance for doubtful accounts	-
Total accounts receivable	$4,444,550

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

Interest charges associated with the Loan, including amortization of the discount, loan acquisition costs and accreted interest costs totaled $242,280 and $99,816 for the six months ended June 30, 2008 and 2007, respectively.

On July 1, 2008, $372,500 of the principal balance of the loan and $14,900 of the interest due was converted to common stock with the remaining outstanding principal balance of $372,500, along with $7,450 of interest due, paid to Cambria in cash.

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

Interest charges associated with the convertible debentures, including amortization of the discount and loan acquisition costs totaled $198,946 for the six months ended June 30, 2008.

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

Major Customers

The Company's three largest customers accounted for approximately 70% of the Company's revenues for the six months ended June 30, 2008.  Accounts receivable for these customers totaled approximately $1,154,000 as of June 30, 2008. The Company's two largest customers accounted for approximately 70% of the Company's revenues for the six months ended June 30, 2007.

10.           SEGMENT REPORTING

The Company has adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  Since the Company operates in one business segment based on the Company’s integration and management strategies, segment disclosure has not been presented.

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q.  This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections.  Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may," "will" and variations of these words or similar expressions are intended to identify forward-looking statements.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements.  These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict.  Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements.

Although we have been able to raise additional working capital through private placement offerings of our common stock, through our debt financing with Laurus Master Fund, Ltd. and our Loan Agreement with Cambria Investment Fund L.P., we may not be able to continue this practice in the future nor may we be able to obtain additional working capital through other debt or equity financings. In the event that sufficient capital cannot be obtained, we may be forced to significantly reduce operating expenses to a point which would be detrimental to business operations, curtail business activities, sell business assets or discontinue some or all of our business operations, or take other actions which could be detrimental to business prospects and result in charges which could be material to our operations and financial position.  In the event that any future financing should take the form of the sale of equity securities, the current equity holders may experience dilution of their investments.  In addition, we may generate insufficient revenues from our operations to cover our cash operating expenses.

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

Readers should carefully review the risk factors described below under the heading "Risk Factors That May Affect Future Results"  and in other documents we file from time to time with the Securities and Exchange Commission, including our Form 10-KSB for the fiscal year ended December 31, 2007.  Our filings with the Securities and Exchange Commission, including our Form 10-KSB, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those filings, pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, are available free of charge at www.auxilioinc.com, when such reports are available at the Securities and Exchange Commission web site.

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

RESULTS OF OPERATIONS

For the Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

Revenue

Revenue decreased $220,366 to $10,664,657 for the six months ended June 30, 2008, as compared to the same period in 2007.  Revenue is relatively stable as the customer base has remained consistent over the periods compared. Recurring service revenue for the six months ended June 30, 2008 totals approximately $6,900,000 compared to approximately $6,500,000 for the same period in 2007. Equipment revenue totals $3,800,000 for the six months ended June 30, 2008 compared to approximately $4,400,000 for the same period in 2007.

Cost of Revenue

Cost of revenue consists of document imaging equipment, parts, supplies and salaries and expenses of field services personnel.  Cost of revenue decreased $795 to $8,270,725 for the six months ended June 30, 2008, as compared to $8,271,070 for the same period in 2007.  This consistency is the result of a stable customer base over the periods compared. The increase in cost of revenues in 2008 relative to the revenues earned is a result of a lower total of equipment revenues during that period, which produce a higher gross profit margin.

Sales and Marketing

Sales and marketing expenses include salaries, commissions and expenses for sales and marketing personnel, travel and entertainment, and other selling and marketing costs.  Sales and marketing expenses were $700,461 for the six months ended June 30, 2008, as compared to $588,384 for the same period in 2007.  Sales and marketing expenses for the first six months of 2008 are higher as a result of management’s decision to increase the Company’s sales force in the third quarter of 2007.

General and Administrative

General and administrative expenses include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses and other administrative costs. General and administrative expenses decreased by $4,083 to $1,241,644 for the six months ended June 30, 2008, as compared to $1,245,727 for the same period in 2007. The Company’s general and administrative staff headcount has remained consistent over the periods compared.

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

Amortization expense was $95,487 for the six months ended June 30, 2008 compared to $119,082 for the same period in 2007. The slight reduction is a result of the estimated declining value of the amortization of backlogged business.

Other Income (Expense)

Interest expense for the six months ended June 30, 2008 was $440,824, compared to $406,596 for the same period in 2007.  The increase is due to interest incurred on loans from Laurus Master Fund and Cambria Investment Fund L.P., including amortization of debt issue costs and warrants associated with these borrowings. Interest income is primarily derived from short-term interest-bearing securities and money market accounts.  Interest income for the six months ended June 30, 2008 was $3,614, as compared to $6,969 for the same period in 2007, primarily due to a decrease in earnings rates of invested cash.

Income Tax Expense

Income tax expense for the six months ended June 30, 2008 of $2,400 represents the minimum amount due for state filing purposes. Income tax expense for the six months ended June 30, 2007 of $11,200 represents a six month estimate of the annual expense primarily as a result of alternative minimum tax provisions.

For the Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007

Revenue

Revenue increased $1,869,229 to $6,891,341 for the three months ended June 30, 2008, as compared to the same period in 2007.  The increase in revenue is primarily attributed to an approximate $1,500,000 increase in equipment sales in the second quarter of 2008. We have also seen a modest increase in service revenues for the three months ended June 30, 2008 as compared to the same period in 2007.

Cost of Revenue

Cost of revenue consists of document imaging equipment, parts, supplies and salaries and expenses of field services personnel.  Cost of revenue was $5,151,747 for the three months ended June 30, 2008, as compared to $3,971,000 for the same period in 2007.  This increase is the result of increased equipment sales in the second quarter of 2008.

Sales and Marketing

Sales and marketing expenses include salaries, commissions and expenses for sales and marketing personnel, travel and entertainment, and other selling and marketing costs.  Sales and marketing expenses were $378,313 for the three months ended June 30, 2008, as compared to $313,909 for the same period in 2007. The increase in sales and marketing expenses during the second quarter of 2008 is the result of management’s decision to increase the Company’s sales force in the third quarter of 2007.

General and Administrative

General and administrative expenses include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses and other administrative costs. General and administrative expenses increased by $61,376 to $632,069 for the three months ended June 30, 2008, as compared to $570,693 for the same period in 2007. The increase is primarily a result of performance based bonuses earned during the second quarter of 2008.

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

Amortization expense was $47,743 for the three months ended June 30, 2008 compared to $59,541 for the same period in 2007. The slight reduction is a result of the estimated declining value of the amortization of backlogged business.

Other Income (Expense)

Interest expense for the three months ended June 30, 2008 was $167,686, compared to $201,714 for the same period in 2007.   The reduction in expense is a result of declining amounts borrowed for the two periods on the loans from Laurus Master Fund and Cambria Investment Fund L.P. Interest income is primarily derived from short-term interest-bearing securities and money market accounts.  Interest income for the three months ended June 30, 2008 was $741, as compared to $4,580 for the same period in 2007, primarily due to a decrease in earnings rates of invested cash.

Income Tax Expense

There was no income tax expense for the three months ended June 30, 2008. Income tax expense for the three months ended June 30, 2007 of $5,600 represents a quarterly estimate of the annual expense primarily as a result of alternative minimum tax provisions.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2008, our cash and cash equivalents were $689,106 and our working capital was $329,769.  Our principal cash requirements are for operating expenses, including equipment, supplies, employee costs, capital expenditures and funding of the operations. Our primary sources of cash are revenues, the proceeds from a $3,000,000 loan from Laurus Master Fund in April 2006, and the $1,500,000 revolving note payable from Cambria Investment Fund L.P., under which we have borrowed $745,000 to date.

During the six months ended June 30, 2008, our cash provided $343,414 for operating activities, as compared to providing $798,042 for the same period in 2007.  The decrease in cash provided was primarily due to lower operating profit margins in 2008.

In April 2006, we entered into a $3,000,000 Fixed Price Convertible Note (the “Note”) agreement with Laurus Master Fund (LMF). The term of the Note is for three years at an interest rate of prime, as quoted in the Wall Street Journal, plus 2.0%. We shall reduce the principal outstanding under the Note by 1/60th per month starting 90 days after the closing, payable in cash or registered stock. For the six months ended June 30, 2008 we repaid $300,000 in principal of the Note.

In October 2006, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Cambria Investment Fund, L.P. One of our directors, Michael D. Vanderhoof, is a principal in Cambria Investment Fund. As of December 31, 2006, we had borrowed $745,000 of the available $1,500,000. There were no additional borrowings under the Loan Agreement during the six months ended June 30, 2008. Interest accrues daily upon any unpaid principal balance at the rate of twelve percent (12%) per annum and is payable quarterly. The outstanding principal balance was due and payable in full on October 22, 2007. However, in August 2007, we agreed with Cambria Investment Fund, L.P to restructure the Loan Agreement extending the maturity date of the $745,000 outstanding balance to May 1, 2008 and extending the maturity date of the remaining unborrowed amount of $755,000 to December 31, 2008.  In return, we agreed to immediately vest the remaining 240,000 unvested warrants under the original agreement and provide one additional warrant share for every two dollars of new borrowings against the $755,000.  The exercise price of the additional warrants provides for a 10% discount to the closing price of the Company’s common stock on the date of the restructuring. In April 2008, the Company extended the maturity date of the $745,000 to July 1, 2008 with no other changes in the terms of the Loan Agreement.  On July 1, 2008, $372,500 of the principal balance of the loan and $14,900 of the interest due was converted to common stock with the remaining outstanding principal balance of $372,500, along with $7,450 of interest due, paid to Cambria in cash.

We have executed three large equipment sales with existing customers in the first six months of 2008. We anticipate other equipment sales in 2008. We have recently signed a recurring revenue contract with a new customer effective August 2008. We expect to close additional recurring revenue contracts to new customers throughout 2008. We have the short-term availability of additional funds through our Loan with Cambria Investment Fund, L.P. We believe there are adequate funds to sustain our business operations over the next twelve months. If events or circumstances occur such that we do not meet our operating plan as expected, we may be required to seek additional capital and/or reduce certain discretionary spending, which could have a material adverse effect on our ability to achieve our business objectives. We may seek additional financing, which may include debt and/or equity financing or funding through third party agreements. There can be no assurance that any additional financing will be available on acceptable terms, if at all. Any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants.

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

ITEM 1A.                      RISK FACTORS.

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

Though we experienced a net operating income of $356,790 for the six months ended June 30, 2008, we have an accumulated deficit of $16,290,908 as of June 30, 2008.  There can be no assurance that we will be able to operate profitably in the future.  In the event that we are not successful in implementing our business plan, we will require additional financing in order to succeed.  There can be no assurance that additional financing will be available now or in the future on terms that are acceptable to us.  If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures, all of which could have a material adverse effect on our business, financial condition or operating results. If sufficient capital cannot be obtained, we may be forced to significantly reduce operating expenses to a point which would be detrimental to business operations, curtail research and development activities, sell business assets or discontinue some or all of our business operations, or take other actions which could be detrimental to business prospects and result in charges which could be material to our operations and financial position.  In the event that any future financing should take the form of the sale of equity securities, the current equity holders may experience dilution of their investments.

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

WE ARE DEPENDENT UPON OUR LARGEST CUSTOMERS.

The loss of any key customer could have a material adverse effect upon our financial condition, business, prospects and results of operation.  Our three largest customers represent approximately 70% of our revenues for the six months ended June 30, 2008.  Although we anticipate that major customers will represent less than 60% of revenue for the 2008 fiscal year and less than 35% of revenue for the 2009 fiscal year, the loss of these customers may contribute to our inability to operate as a going concern and may require us to obtain additional equity funding or debt financing (beyond the amounts described above) to continue our operations.  We cannot be certain that we will be able to obtain such additional financing on commercially reasonable terms, or at all.

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

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 1, 2008, $372,500 of the principal balance of the loan and $14,900 of the interest due was converted to common stock with the remaining outstanding principal balance of $372,500, along with $7,450 of interest due, paid to Cambria in cash.  The conversion price was $0.46 per share and 842,175 shares of Auxilio Common Stock were issued to Cambria. The sales of the securities listed above were deemed to be exempt from registration under the Securities Act in reliance on Rule 506 or Section 4(2) of the Securities Act.  The recipients of securities in each such transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the instruments representing such securities issued in such transactions. All recipients had adequate access, through their relationships with us, to information about Auxilio.

ITEM 6.                      EXHIBITS.

No.	Item
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of the CEO and CFO pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 *.

* In accordance with Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities and Exchange Act of 1934 or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUXILIO, INC.

Date: August 14, 2008	By:	/s/ Etienne Weidemann
Etienne Weidemann
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2008	/s/ Paul T. Anthony
Paul T. Anthony
Chief Financial Officer
(Principal Accounting Officer)