Form 10-Q
period 2008-09-30
AUXILIO INC
filed 2008-11-14
CIK 1011432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Yes                       No    X

The number of shares of the issuer's common stock, $0.001 par value, outstanding as of November 14, 2008 was 17,623,734.

AUXILIO, INC.
FORM 10-Q
TABLE OF CONTENTS

		Page
Item 1.	Financial Statements (Unaudited):

	Condensed Consolidated Balance Sheet
	as of September 30, 2008 (unaudited) and December 31, 2008	3

	Condensed Consolidated Statements of Operations
	for the Three and Nine Months Ended September 30, 2008 and 2007 (unaudited)	4

	Condensed Consolidated Statement of Stockholders’ Equity
	for the Nine Months Ended September 30, 2008 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows
	for the Nine Months Ended September 30, 2008 and 2007 (unaudited)	6

	Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	14

Item 4T.	Controls and Procedures.	18

PART II - OTHER INFORMATION

Item 1A	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	21

Item 6.	Exhibits.	22

Signatures		23

 PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2008 & DECEMBER 31, 2007

SEPTEMBER 30, 2008		DECEMBER 31, 2007
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$ 948,650	$ 666,428
Accounts receivable, net	1,956,036	2,405,528
Prepaid and other current assets	34,111	46,980
Supplies	631,967	729,604
Total current assets	3,570,764	3,848,540

Property and equipment, net	156,670	208,936
Deposits	28,790	28,790
Loan acquisition costs, net	85,657	209,332
Intangible assets, net	47,743	190,973
Goodwill	1,517,017	1,517,017
	$ 5,406,641	$ 6,003,588

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$ 1,775,749	$ 1,566,260
Accrued compensation and benefits	323,830	486,110
Deferred revenue	385,696	382,895
Loan payable, net of discount of $197,083 at December 31, 2007	-	547,917
Current portion of note payable, net of discount of $45,136 at September 30, 2008	1,310,864	600,000
Current portion of capital lease obligations	8,974	26,361
Total current liabilities	3,805,113	3,609,543

Note payable, less current portion, net of discount of $110,306 at December 31, 2007	-	1,221,694

Commitments and contingencies	-	-

Stockholders' equity:
Common stock, par value at $0.001, 33,333,333 shares authorized, 17,623,734 shares issued and outstanding at September 30, 2008 and 16,235,309 shares issued and outstanding at December 31, 2007	17,625	16,237
Additional paid-in capital	18,391,778	17,364,202
Accumulated deficit	(16,807,875)	(16,208,088)
Total stockholders' equity	1,601,528	1,172,351
Total liabilities and stockholders’ equity	$ 5,406,641	$ 6,003,588

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Revenues	$ 4,188,191	$ 5,003,721	$ 14,852,849	$ 15,888,744
Cost of revenues	3,215,936	3,830,689	11,486,211	12,101,759

Gross profit	972,255	1,173,032	3,366,638	3,786,985

Operating expenses:
Sales and marketing	367,375	308,379	1,067,836	896,763
General & administrative expenses	975,769	549,902	2,217,415	1,795,628
Intangible asset amortization	47,743	59,541	143,230	178,624
Total operating expenses	1,390,887	917,822	3,428,481	2,871,015
Income (loss) from operations	(418,632)	255,210	(61,843)	915,970

Other income (expense):
Interest expense	(94,207)	(294,755)	(535,031)	(701,351)
Interest income	1,376	7,219	4,990	14,188
Gain on extinguishment of debt	-	199,951	-	199,951

Total other income (expense)	(92,831)	(87,585)	(530,041)	(487,212)

Income (loss) before provision for income taxes	(511,463)	167,625	(591,884)	428,758

Income tax expense	(5,503)	(5,600)	(7,903)	(16,800)

Net income (loss)	$ (516,966)	$ 162,025	$ (599,787)	$ 411,958

Net income (loss) per share:
Basic	$ (.03)	$ .01	$(.04)	$ .03
Diluted	$ (.03)	$ (.02)	$(.04)	$ (.01)

Number of weighted average shares:
Basic	17,230,259	16,135,309	16,569,380	16,130,043
Diluted	18,015,666	20,774,453	16,569,380	20,947,758

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2008
(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2007	16,235,309	$ 16,237	$ 17,364,202	$ (16,208,088)	$ 1,172,351
Stock compensation expense for options and warrants granted
to employees and consultants	-	-	297,789	-	297,789
Conversion of loan payable and accrued interest to common stock	842,175	842	386,558	-	387,400
Conversion of note payable to common stock	75,000	75	125,925	-	126,000
Warrants exercised	471,250	471	217,304	-	217,775
Net loss	-	-	-	(599,787)	(599,787)
Balance at September 30, 2008	17,623,734	$ 17,625	$ 18,391,778	$ (16,807,875)	$ 1,601,528

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2008	2007
Cash flows provided by operating activities:
Net (loss) income	$ (599,787)	$ 411,958
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation	89,602	100,662
Amortization of intangible assets	143,230	178,624
Gain on extinguishment of debt	-	(199,951)
Bad debt recovery	(28,510)	-
Stock compensation expense for warrants and options issued to employees and consultants	297,789	327,295
Interest expense related to amortization of warrants issued for loans	65,170	105,286
Interest expense related to amortization of loan acquisition costs	123,675	184,955
Interest expense related to accretion of loan	197,083	147,812
Changes in operating assets and liabilities:
Accounts receivable and other receivables	478,002	(1,413,553)
Supplies	97,637	49,600
Prepaid and other current assets	12,869	16,154
Accounts payable and accrued expenses	224,389	344,902
Accrued compensation and benefits	(162,280)	198,223
Deferred revenue	2,801	175,388
Net cash provided by operating activities	941,670	627,355
Cash flows (used for) investing activities:
Purchases of property and equipment	(37,336)	(25,243)
Net cash (used for) investing activities	(37,336)	(25,243)
Cash flows (used for) financing activities:
Payments on capital leases	(17,387)	(15,344)
Payments on loan payable	(372,500)	-
Payments on note payable	(450,000)	(450,000)
Acquisition fees paid for loans	-	(22,350)
Proceeds from exercise of options and warrants	217,775	5,875
Net cash (used for) financing activities	(622,112)	(481,819)
Net increase in cash and cash equivalents	282,222	120,293
Cash and cash equivalents, beginning of period	666,428	319,437
Cash and cash equivalents, end of period	$ 948,650	$ 439,730

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

Nine Months Ended September 30,
	2008	2007
Supplemental disclosure of cash flow information:

Interest paid	$ 135,823	$ 263,298

Income tax paid	$ 18,487	$ 2,400

Portion of loan payable converted to stock	$ 372,500	$ -
Portion of accrued interest converted to stock	$ 14,900	$ -

Portion of note payable converted to stock	$ 126,000	$ -

The accompanying notes are an integral part of these condensed consolidated financial statements.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
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

In October 2006, the Company entered into a Loan and Security Agreement (“Loan Agreement”) with Cambria Investment Fund, L.P. (“Cambria”). Michael D. Vanderhoof, a director of the Company, is a principal in Cambria. Through June 30, 2008 the Company borrowed $745,000 of the available $1,500,000. Interest accrues daily upon any unpaid principal balance at the rate of twelve percent (12%) per annum and is payable quarterly. The outstanding principal balance was due and payable in full on May 1, 2008, with any subsequent borrowings due and payable on December 31, 2008. In April of 2008 the Company extended the maturity date of the $745,000 to July 1, 2008 with no other changes in the terms of the Loan Agreement. The Loan is secured by substantially all assets and is subordinate to the Laurus Master Fund Fixed Price Convertible Note. For the nine months ended September 30, 2008, the Company was able to generate sufficient cash from revenues to cover its operating expenses. However, no assurances can be given that the Company can continue to generate sufficient revenues. The Company believes that the availability of funds from the Loan Agreement, the growth of its customer base and cost containment efforts will enable the Company to generate positive operating cash flows and to continue its operations.

On July 1, 2008, $372,500 of the principal balance of the loan and $14,900 of the interest due was converted to common stock with the remaining outstanding principal balance of $372,500, along with $7,450 of interest due paid to Cambria in cash.

The continuing deterioration in the global credit markets, the financial services industry and the U.S. economy as a whole have been experiencing a period of substantial turmoil and uncertainty characterized by unprecedented intervention by the United States federal government and the failure, bankruptcy, or sale of various financial and other institutions. The impact of these events on our business and the severity of the current economic crisis is uncertain. It is possible that the current crisis in the global credit markets, the financial services industry and the U.S. economy may adversely affect our business, vendors and prospects as well as our liquidity and financial condition.  As a result no assurances can be given as to the Company’s ability to increase its customer base and generate positive cash flows.  Although the Company has been able to raise additional working capital through convertible note agreements and private placement offerings of its common stock, the Company may not be able to continue this practice in the future nor may the Company be able to obtain additional working capital through other debt or equity financings. In the event that sufficient capital cannot be obtained, the Company may be forced to significantly reduce operating expenses to a point that would be detrimental to the Company’s business operations and business development activities. These courses of action may be detrimental to the Company’s business prospects and result in material charges to its operations and financial position.  In the event that any future financing should take the form of the sale of equity securities, the current equity holders may experience dilution of their investments.

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

In June 2008, the EITF reached a consensus on EITF Issue No. 08-4, Transition Guidance for Conforming Changes to EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF No. 08-4”). Subsequent to the issuance of EITF No. 98-5, certain portions of the guidance contained in EITF No. 98-5 were nullified by EITF Issue No. 00-27, Application of EITF Issue No. 98-5, ‘Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios’ (“EITF No. 00-27”). However, the portions of EITF No. 98-5 that were nullified by EITF No. 00-27 were not specifically identified in EITF No. 98-5, nor were the illustrative examples in EITF No. 98-5 updated for the effects of EITF No. 00-27. EITF No. 08-4 specifically addresses the conforming changes to EITF Issue No. 98-5 and provides transition guidance for the conforming changes. EITF No. 08-4 is effective for the Company for the fiscal year ending after December 15, 2008. The Company is currently evaluating the impact of adopting EITF No. 08-4 on the Company’s financial position, results of operations and cash flows.

3.           OPTIONS AND WARRANTS

Below is a summary of Auxilio stock option and warrant activity during the nine-month period ended September 30, 2008:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2007	4,257,648	$ 1.12
Granted	206,500	1.82
Exercised	-	-
Cancelled	(88,461)	1.15
Outstanding at September 30, 2008	4,375,687	$ 1.16	7.53	$ 3,010,523
Exercisable at September 30, 2008	2,139,759	$ 1.23	6.30	$ 1,364,270

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2007	3,063,021	$ 1.14
Granted	-	-
Exercised	(471,250)	.46
Cancelled	(377,500)	.72
Outstanding at September 30, 2008	2,214,271	$ 1.36	2.70	$ 1,303,795
Exercisable at September 30, 2008	2,214,271	$ 1.36	2.70	$ 1,303,795

During the nine months ended September 30, 2008, the Company granted a total of 206,500 options to its employees and directors to purchase shares of the Company’s common stock at an exercise price range of $1.55 to $2.15 per share, which exercise price equals the fair value of the Company’s stock on the grant date.  The options have graded vesting annually over three years, starting February 2008.  The fair value of the options was determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 1.96 to 5.25%; (ii) estimated volatility of 75.48 to 79.38%; (iii) dividend yield of 0.0%; and (iv) expected life of the options of three years.

    Beginning January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payments” (“SFAS No. 123(R)”) on a modified prospective transition method to account for its employee stock options and warrants. For the three and nine months ended September 30, 2008 and 2007, stock-based compensation expense recognized in the statement of operations as follows:

	Three Months		Nine months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Cost of revenues	$ 27,413	$ 25,432	$ 91,524	$ 79,224
Sales and marketing	19,542	15,941	60,979	74,813
General and administrative expense	48,849	34,542	145,286	173,258
Total stock based compensation expense	$ 95,804	$ 75,915	$ 297,789	$ 327,295

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

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,		Nine months Ended September 30,
	2008	2007	2008	2007
Numerator:
Net income (loss)	$ (516,966)	$ 162,025	$ (599,787)	$ 411,958
Effects of dilutive securities:
Convertible notes payable	(100,125)	(646,049)	-	(533,122)
(Loss) after effects of conversion of note payable	$ (617,091)	$ (484,024)	$ (599,787)	$ (121,164)

Denominator:
Denominator for basic calculation weighted average shares	17,230,259	16,135,309	16,569,380	16,130,043

Dilutive common stock equivalents:
Secured convertible notes	785,407	2,940,292	-	3,118,863
Options and warrants	-	1,698,852	-	1,698,852

Denominator for diluted calculation weighted average shares	18,015,666	20,774,453	16,569,380	20,947,758

Net income (loss) per share:
Basic net income (loss) per share	$ (.03)	$ .01	$ (.04)	$ .03

Diluted net (loss) per share	$ (.03)	$ (.02)	$ (.04)	$ (.01)

5.           ACCOUNTS RECEIVABLE

A summary as of September 30, 2008 is as follows:

Trade receivable	$ 1,956,036
Allowance for doubtful accounts	-
Total accounts receivable	$ 1,956,036

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

Interest charges associated with the Loan, including amortization of the discount, loan acquisition costs and accreted interest costs totaled $242,280 and $269,978 for the nine months ended September 30, 2008 and 2007, respectively.

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

The Company has provided a first lien on all assets of the Company. The Company will have the option of redeeming any outstanding principal of the Note by paying to the LMF 120% of such amount, together with accrued but unpaid interest under this Note. LMF earned fees in the amount of 3.5% of the total investment amount at the time of closing. LMF also received a warrant to purchase 478,527 shares of the Company’s common stock (the “Warrant”). The exercise price of the warrant is $1.96, representing a 120% premium to the average closing price of the Company’s common stock for the 10 days prior to the closing of the transaction. The warrant has a term of seven years. In addition, the Company paid loan origination fees to LMF of $105,000.  The Company filed a Registration Statement on Form SB-2 with the SEC for the purpose of registering for re-sale all shares of common stock underlying the Note and the Warrant. On August 15, 2006, such registration statement was declared effective by the SEC.

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

During the nine months ended September 30, 2008 LMF converted $126,000 of the loan’s principal balance into 75,000 shares of common stock.

Interest charges associated with the convertible debentures, including amortization of the discount and loan acquisition costs totaled $292,562 for the nine months ended September 30, 2008.

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

Major Customers

The Company's four largest customers accounted for approximately 77% of the Company's revenues for the nine months ended September 30, 2008.  Accounts receivable for these customers totaled approximately $1,957,000 as of September 30, 2008. The Company's two largest customers accounted for approximately 66% of the Company's revenues for the nine months ended September 30, 2007.

10.           SEGMENT REPORTING

The Company has adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  Since the Company operates in one business segment based on the Company’s integration and management strategies, segment disclosure has not been presented.

 11.           SUBSEQUENT EVENT

      In November 2008 the Company entered into a five year joint marketing agreement with Sodexo Operations , LLC, (“Sodexo”) to provide Auxilio’s document services to Sodexo‘s healthcare customer base in the United States. Sodexo will invest in sales and marketing resources and assist the Company with marketing their document services to Sodexo’s US healthcare customer base of more than 1,600 hospitals. Under the terms of the agreement the Company will provide Sodexo with warrants to purchase up to two million shares of the Company’s common stock at a price of $1.50 per share. The first one hundred and fifty thousand warrants will vest six months after execution of the agreement. The balance of the warrants will vest after that in increments of between 75,000 and 500,000 shares dependent on the size and number of the new customer contracts that the Company enters into as a direct result of this agreement. The Company anticipates finalizing the warrants agreements before the first vesting date.

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OFOPERATIONS.

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

Although we have been previously able to raise additional working capital through private placement offerings of our common stock, through our debt financing with Laurus Master Fund, Ltd. and our Loan Agreement with Cambria Investment Fund L.P., we may not be able to continue this practice in the future nor may we be able to obtain additional working capital through other debt or equity financings. In the event that sufficient capital cannot be obtained, we may be forced to significantly reduce operating expenses to a point which would be detrimental to business operations, curtail business activities, sell business assets or discontinue some or all of our business operations, or take other actions which could be detrimental to business prospects and result in charges which could be material to our operations and financial position.  In the event that any future financing should take the form of the sale of equity securities, the current equity holders may experience dilution of their investments.  In addition, we may generate insufficient revenues from our operations to cover our cash operating expenses.

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

OVERVIEW

Prior to March 2004, Auxilio, then operating under the name PeopleView, Inc., developed, marketed and supported web based assessment and reporting tools and provided consulting services that enabled companies to manage their Human Capital Management (“HCM”) needs in real-time.  In March 2004, Auxilio decided to change its business strategy and sold the PeopleView business to Workstream, Inc (“Workstream”). Following completion of the sale of PeopleView, Inc. to Workstream, the Company focused its business strategy on providing outsourced image management services to healthcare facilities.

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

RESULTS OF OPERATIONS

For the Nine months Ended September 30, 2008 Compared to the Nine months Ended September 30, 2007

Revenue

Revenue decreased $1,035,895 to $14,852,849 for the nine months ended September 30, 2008, as compared to the same period in 2007.  Recurring service revenue for the nine months ended September 30, 2008 totals approximately $10,600,000 compared to approximately $9,700,000 for the same period in 2007. This increase is primarily a result of growth in existing customer accounts. Equipment revenue totals $4,200,000 for the nine months ended September 30, 2008 compared to approximately $6,200,000 for the same period in 2007. This decrease is primarily a result of a lower volume of scheduled equipment placements available at new and existing customers.

Cost of Revenue

Cost of revenue consists of document imaging equipment, parts, supplies and salaries and expenses of field services personnel.  Cost of revenue decreased $615,548 to $11,486,211 for the nine months ended September 30, 2008, as compared to $12,101,759 for the same period in 2007.  This decrease is consistent with the related decrease in revenue for the periods compared. The slight increase in cost of revenue relative to total revenue is the expected result of a lower mix of equipment revenue, which produces a higher gross profit margin.

Sales and Marketing

Sales and marketing expenses include salaries, commissions and expenses for sales and marketing personnel, travel and entertainment, and other selling and marketing costs.  Sales and marketing expenses were $1,067,836 for the nine months ended September 30, 2008, as compared to $896,763 for the same period in 2007.  Sales and marketing expenses for the first nine months of 2008 are higher as a result of management’s decision to increase the Company’s sales force in the third quarter of 2007.

General and Administrative

General and administrative expenses include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses and other administrative costs. General and administrative expenses increased by $421,787 to $2,217,415 for the nine months ended September 30, 2008, as compared to $1,795,628 for the same period in 2007. This increase is primarily attributed to approximately $300,000 in legal fees and approximately $90,000 in other consulting fees incurred in connection with certain corporate strategic initiatives.  As a result of the current economic crisis, these corporate strategic initiatives have been delayed indefinitely and we can provide no reassurances that these initiatives will be resumed.  These fees are non-recurring expenses that the Company does not anticipate incurring to this extent in the future even when or if these strategic initiatives resume.

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

Amortization expense was $143,230 for the nine months ended September 30, 2008 compared to $178,624 for the same period in 2007. The slight reduction is a result of the estimated declining value of the amortization of backlogged business.

Other Income (Expense)

Interest expense for the nine months ended September 30, 2008 was $535,031, compared to $701,351 for the same period in 2007.  The decrease is due to the declining principal balance of the loan from Laurus Master Fund and the satisfaction of the loan from Cambria Investment Fund L.P. The principal balance of the Laurus loan has declined through regular scheduled principal repayments as well as the conversion of a portion of the debt to common stock. Interest income is primarily derived from short-term interest-bearing securities and money market accounts.  Interest income for the nine months ended September 30, 2008 was $4,990, as compared to $14,188 for the same period in 2007, primarily due to a decrease in earnings rates of invested cash.

Income Tax Expense

Income tax expense for the nine months ended September 30, 2008 totaled $7,903. Income tax expense for the nine months ended September 30, 2007 totaled $16,800. These amounts represent a nine month estimate of the annual expense primarily as a result of alternative minimum tax provisions.

For the Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007

Revenue

Revenue decreased $815,530 to $4,188,191 for the three months ended September 30, 2008, as compared to the same period in 2007.  The decrease in revenue is primarily attributed to an approximate $1,300,000 decrease in equipment sales in the third quarter of 2008. We have also experienced a modest increase in service revenues for the three months ended September 30, 2008 as compared to the same period in 2007.

Cost of Revenue

Cost of revenue consists of document imaging equipment, parts, supplies and salaries and expenses of field services personnel.  Cost of revenue was $3,215,936 for the three months ended September 30, 2008, as compared to $3,830,689 for the same period in 2007.  This decrease is the result of decreased equipment sales in the third quarter of 2008.

Sales and Marketing

Sales and marketing expenses include salaries, commissions and expenses for sales and marketing personnel, travel and entertainment, and other selling and marketing costs.  Sales and marketing expenses were $367,375 for the three months ended September 30, 2008, as compared to $308,379 for the same period in 2007. The increase in sales and marketing expenses during the third quarter of 2008 is the result of management’s decision to increase the Company’s sales force during the third quarter of 2007.

General and Administrative

General and administrative expenses include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses and other administrative costs. General and administrative expenses increased by $425,867 to $975,769 for the three months ended September 30, 2008, as compared to $549,902 for the same period in 2007. This increase is primarily attributed to approximately $300,000 in legal fees and approximately $90,000 in other consulting fees incurred in connection with certain corporate strategic initiatives.  As a result of the current economic crisis, these corporate strategic initiatives have been delayed indefinitely and we can provide no reassurances that these initiatives will be resumed.  These fees are non-recurring expenses that the Company does not anticipate incurring to this extent in the future even when or if these strategic initiatives resume.

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

Amortization expense was $47,743 for the three months ended September 30, 2008 compared to $59,541 for the same period in 2007. The slight reduction is a result of the estimated declining value of the amortization of backlogged business.

Other Income (Expense)

Interest expense for the three months ended September 30, 2008 was $94,207, compared to $294,755 for the same period in 2007.   The reduction in expense is a result of declining amounts borrowed for the two periods on the note from Laurus Master Fund and the payoff of the loan from Cambria Investment Fund L.P. on July 1, 2008. Interest income is primarily derived from short-term interest-bearing securities and money market accounts.  Interest income for the three months ended September 30, 2008 was $1,376, as compared to $7,219 for the same period in 2007, primarily due to a decrease in earnings rates of invested cash.

Income Tax Expense

Income tax expense for the three months ended September 30, 2008 was $5,503. Income tax expense for the three months ended September 30, 2007 was $5,600. These amounts represent the quarterly estimate of annual expense primarily as a result of alternative minimum tax provisions.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2008, our cash and cash equivalents were $948,650 and our working capital deficit was $234,349.  Our principal cash requirements are for operating expenses, including equipment, supplies, employee costs, capital expenditures and funding of the operations. Our primary sources of cash are revenues, the proceeds from a $3,000,000 loan from Laurus Master Fund in April 2006, the $1,500,000 revolving note payable from Cambria Investment Fund L.P., under which we have borrowed and repaid $745,000 to date and $217,775 in warrants exercised during the third quarter of 2008.

During the nine months ended September 30, 2008, our cash providedby operating activities amounted to $941,670, as compared to $627,355 provided by for the same period in 2007.  The increase in cash provided was primarily due to improved collections of receivables in 2008.

In April 2006, we entered into a $3,000,000 Fixed Price Convertible Note (the “Note”) agreement with Laurus Master Fund (LMF). The term of the Note is for three years at an interest rate of prime, as quoted in the Wall Street Journal, plus 2.0%. We shall reduce the principal outstanding under the Note by 1/60th per month starting 90 days after the closing, payable in cash or registered stock. For the nine months ended September 30, 2008 we repaid $450,000 in principal of the Note.

In October 2006, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Cambria Investment Fund, L.P. One of our directors, Michael D. Vanderhoof, is a principal in Cambria Investment Fund. As of December 31, 2006, we had borrowed $745,000 of the available $1,500,000. There were no additional borrowings under the Loan Agreement during the nine months ended September 30, 2008. Interest accrues daily upon any unpaid principal balance at the rate of twelve percent (12%) per annum and is payable quarterly. The outstanding principal balance was due and payable in full on October 22, 2007. However, in August 2007, we agreed with Cambria Investment Fund, L.P to restructure the Loan Agreement extending the maturity date of the $745,000 outstanding balance to May 1, 2008 and extending the maturity date of the remaining unborrowed amount of $755,000 to December 31, 2008.  In return, we agreed to immediately vest the remaining 240,000 unvested warrants under the original agreement and provide one additional warrant share for every two dollars of new borrowings against the $755,000.  The exercise price of the additional warrants provides for a 10% discount to the closing price of the Company’s common stock on the date of the restructuring. In April 2008, the Company extended the maturity date of the $745,000 to July 1, 2008 with no other changes in the terms of the Loan Agreement.  On July 1, 2008, $372,500 of the principal balance of the loan and $14,900 of the interest due was converted to common stock with the remaining outstanding principal balance of $372,500, along with $7,450 of interest due, paid to Cambria in cash.

We have executed three large equipment sales with existing customers in the first nine months of 2008. We anticipate other equipment sales in 2008. We signed a recurring revenue contract with a new customer effective August 2008. We expect to close additional recurring revenue contracts to new customers throughout 2008. We have the short-term availability of $755,000 in additional funds through our Loan with Cambria Investment Fund, L.P. We believe there are adequate funds to sustain our business operations over the next twelve months. If events or circumstances occur such that we do not meet our operating plan as expected, we may be required to seek additional capital and/or reduce certain discretionary spending, which could have a material adverse effect on our ability to achieve our business objectives. We may seek additional financing, which may include debt and/or equity financing or funding through third party agreements. There can be no assurance that any additional financing will be available on acceptable terms, if at all. Any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants.

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

Management is aware that there is a lack of segregation of duties due to the small number of employees and consultants addressing our general administrative and financial matters. However, management has determined that, considering the employees involved and the control procedures in place, any potential benefits of adding employees or consultants to clearly segregate duties do not justify the expenses associated with such increases at this time.

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

CURRENT WORLDWIDE ECONOMIC CONDITIONS MAY ADVERSELY AFFECT OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION, AS WELL AS FURTHER DECREASE OUR STOCK PRICE.

The continuing deterioration in the global credit markets, the financial services industry and the U.S. economy as a whole have been experiencing a period of substantial turmoil and uncertainty characterized by unprecedented intervention by the United States federal government and the failure, bankruptcy, or sale of various financial and other institutions. The impact of these events on our business and the severity of the current economic crisis is uncertain. It is possible that the current crisis in the global credit markets, the financial services industry and the U.S. economy may adversely affect our business, vendors and prospects as well as our liquidity and financial condition.

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

We experienced a net operating loss of $61,843 for the nine months ended September 30, 2008 and we have an accumulated deficit of $16,807,875 as of September 30, 2008.  There can be no assurance that we will be able to operate profitably in the future.  In the event that we are not successful in implementing our business plan, we will require additional financing in order to succeed.  There can be no assurance that additional financing will be available now or in the future on terms that are acceptable to us.  If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures, all of which could have a material adverse effect on our business, financial condition or operating results. If sufficient capital cannot be obtained, we may be forced to significantly reduce operating expenses to a point which would be detrimental to business operations, or take other actions which could be detrimental to business prospects and result in charges which could be material to our operations and financial position.  In the event that any future financing should take the form of the sale of equity securities, the current equity holders may experience dilution of their investments.

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

WE ARE DEPENDENT UPON OUR LARGEST CUSTOMERS.

The loss of any key customer could have a material adverse effect upon our financial condition, business, prospects and results of operation.  Our four largest customers represent approximately 77% of our revenues for the nine months ended September 30, 2008.  Although we anticipate that major customers will represent less than 67% of revenue for the 2008 fiscal year and less than 42% of revenue for the 2009 fiscal year, the loss of these customers may contribute to our inability to operate as a going concern and may require us to obtain additional equity funding or debt financing (beyond the amounts described above) to continue our operations.  We cannot be certain that we will be able to obtain such additional financing on commercially reasonable terms, or at all.

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

AUXILIO, INC.

Date:  November  14, 2008                                                                                     By:           /s/           Etienne Weidemann
                                  Etienne Weidemann
                                  Chief Executive Officer
                                  (Principal Executive Officer)

Date:  November 14, 2008                                                                                                    /s/                      Paul T. Anthony
         Paul T. Anthony
                                                                                                 Chief Financial Officer
                                                                                                                                                         (Principal Accounting Officer)