Form 10-K
period 2008-12-31
AUXILIO INC
filed 2009-03-27
CIK 1011432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008.

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934
	For the transition period from	to
Commission File Number: 000-27507
AUXILIO, INC.

(Exact name of registrant as specified in its charter)

Nevada	88-0350448
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

27401 Los Altos, Suite 100, Mission Viejo, California 92691
(Address of principal executive offices) (Zip Code)

(949) 614-0700
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act: None
 Securities registered under Section 12(g) of the Act:

Common Stock, $.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issued, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Indicate by check mark if the registrant is a well-known seasoned issued, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

Issuer’s revenues for the year ended December 31, 2008 were $21,016,012.

The aggregate market value for the registrant’s voting stock held by non-affiliates of the registrant based upon the $0.65 per share closing sale price of the Common Stock on March 25, 2009, the last trading day of the quarter, as reported on the Over-the-Counter Bulletin Board, was approximately $10,513,575. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 26, 2009, registrant had 17,623,734 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document Description	10-K Part
Portions of the Registrant’s notice of annual meeting of stockholders and proxy statement to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year ended December 31, 2008 are incorporated by reference into Part III of this report.	III (Items 10, 11, 12, 13, 14)

	AUXILIO, INC.
	FORM 10-K ANNUAL REPORT
	TABLE OF CONTENTS
		Page
	PART I
Item 1.	Business	5
Item 1A.	Risk Factors	8
Item 1B.	Unresolved Staff Comments	13
Item 2.	Properties	13
Item 3.	Legal Proceedings	13
Item 4.	Submission of Matters to a Vote of Security Holders	13
	PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder
	Matters and Issuer Purchases of Equity Securities	13
Item 6.	Selected Financial Data	15
Item 7	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	15
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 8.	Financial Statements and Supplementary Data	F - F-22
Item 9.	Changes in and Disagreements with Accountants
	on Accounting and Financial Disclosure	19
Item 9A(T).	Controls and Procedures	19
Item 9B.	Other Information	20
	PART III
Item 10.	Directors, Executive Officers, and Corporate Governance	21
Item 11.	Executive Compensation	21
Item 12.	Security Ownership of Certain Beneficial Owners and Management and
	Related Stockholder Matters	21

Item 13.	Certain Relationships and Related Transactions, and Director Independence	21
Item 14.	Principal Accountant Fees and Service	21
Item 15.	Exhibits and Financial Statement Schedules	21

PART I

Statements contained in this Report that are not historical facts or that discuss our expectations or beliefs regarding our future operations or future financial performance, or financial or other trends in our business, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the 1933 Act) and Section 21E of the Securities Exchange Act of 1934, as amended (the 1934 Act). Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Often, they include the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.” The achievement or realization of the expectations or beliefs set forth in forward-looking statements are subject to a number of risks and uncertainties that could cause our financial condition or operating results in the future to differ significantly from those expected at the current time. Those risks and uncertainties are described in this Item 1 “Business,” in Item 1A “Risk Factors”, as well as those discussed in any documents incorporated by reference herein or therein. Due to these uncertainties and risks, readers are cautioned not to place undue reliance on forward-looking statements contained in the Report, which speak only as of the date of this Annual Report. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

  Vendor monitoring, management and contract negotiation
  Change management and end-user training programs
  Utilization management
  Financial reporting
  Workflow efficiency management
  Information systems integration, connectivity and image migration strategies
  Strategy execution working with the customer to execute a long-term Image Management strategy

     Auxilio’s products and services also include the sales, integration and services of automated office equipment including digital and color copiers, printers, facsimile machines, scanners and multi-function equipment.

Competition

     We operate in a highly competitive market. The majority of the competition in the healthcare industry market for Image Management services comes primarily from the large photocopy/multi-functional digital device manufacturers such as Xerox, Canon, Konica Minolta, Ricoh and Sharp. In addition to the manufacturers, the competitive landscape contains a number of regional and local equipment dealers and distributors that exist in the communities which the hospitals serve. Our analysis of the competitive landscape shows a very strong opportunity for fully outsourced Image Management services to the healthcare industry.

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
  In addition, by focusing solely on the hospital campus, Auxilio enjoys much lower turn- around times for service, greater up sell opportunities and a much deeper service relationship with the customer.
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

Customers

     Most of the Company’s customers are hospitals and Integrated Health Delivery Networks (IDN). The loss of any key customer could have a material adverse effect upon the Company’s financial condition, business, prospects and results of operation. The Company's two largest customers represent approximately 54% of the Company's revenues for the year ended December 31, 2008.

Intellectual Property

     The Company maintains a database that the contains information on its current, and prospective, customers’s image and document outputs for certain periods of time, image and document outputs for each piece of machinery maintained at the customer and trends for each of the foregoing. This database is unique to the Company and, we believe, provides it with a significant competitive advantage over our competitors as it allows to timely meet our customers requirements and anticipate their future needs.

     The Company has not applied for or been granted any patents with respect to its technology, or processes, as related to document and image management, in addition to document and image processing. We do have rights to several trademarks in respect to process documents and related marketing documents. The most valuable of these is the Image Management Maturity Model (IM3™) which is a unique approach to document management that details processes and enables Auxilio to offer a service that is duplicable in distributed regions.

Government Regulation

     We are subject to federal, state and local regulations concerning the environment and occupational safety and health standards. We have not experienced significant difficulty in complying with such regulations and compliance has not had a material effect on our business or our financial results.

Research and Development

     As a result of our acquisition of TMG on April 1, 2004, and our subsequent decision to concentrate our focus on document and image management services, as well as document and image processing, it is no longer required that we make material expenditures on research and development. Prior to our acquisition of TMG, our business was a research and development organization.

Employees

     As of December 31, 2008, we had eighty full-time employees. Of these employees, sixty-eight were engaged in providing services, five were engaged in sales and marketing, and seven were engaged in general and administrative. None of our employees are represented by a labor union or a collective bargaining agreement. We have not experienced any work stoppages and consider our relations with our employees to be good.

Item 1A. Risk Factors

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

  the market’s acceptance of our products and services;
  the emergence of competitors in our target market, and the quality and development of their products and services

In order to address these risks, we must (among other things) be able to:

  successfully complete the development of our products and services;
  modify our products and services as necessary to meet the demands of our market;
  attract and retain highly skilled employees; and
  respond to competitive influences.

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

  greater name recognition and larger marketing budgets and resources;
  established marketing relationships and access to larger customer bases;
  substantially greater financial, technical and other resources; and
  larger technical and support staffs.

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

     Though the Company experienced net operating income of $572,862 for the fiscal year ended December 31, 2008 and net operating income of $699,608 for the fiscal year ended December 31, 2007, we experienced a net operating loss of $3,402,618 for the fiscal year ended December 31, 2006, and a net operating loss of $3,527,450 for the fiscal year ended December 31, 2005. In addition, the Company must repay a total of $1,332,000 due to Laurus Master Fund by April 2009. There can be no assurances that the Company will be able to operate profitably in the future including generating sufficient cash to repay its existing debt obligations. In the event that the Company is not successful in implementing its business plan, the Company will require additional financing in order to succeed. There can be no assurance that additional financing will be available now or in the future on terms that are acceptable to the Company. If adequate funds are not available or are not available on acceptable terms, the Company may be unable to develop or enhance its products and services, take advantage of future opportunities or respond to competitive pressures, all of which could have a material adverse effect on the Company's business, financial condition or operating results.

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

WE ARE DEPENDENT UPON OUR LARGEST CUSTOMERS.

     The loss of any key customer could have a material adverse effect upon the Company’s financial condition, business, prospects and results of operation. The Company's two largest customers represent approximately 54% of the Company's revenues for the year ended December 31, 2008. Although the Company anticipates that these customers will represent less than 29% of revenue for 2009 and 2010, the loss of these customers may contribute to our inability to operate as a going concern and may require us to obtain additional equity funding or debt financing (beyond the amounts described above) to continue our operations. We cannot be certain that we will be able to obtain such additional financing on commercially reasonable terms, or at all.

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

IF WE FAIL TO PROVIDE SERVICES, OUR REVENUES AND PROFITABILITY WOULD BE HARMED.

     Our services are integral to the successful deployment of our solutions. If we do not effectively service and support our customers, our revenues and operating results would be harmed.

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

  Develop or enhance our service offerings;
  Take advantage of future opportunities; or
  Respond to customers and competition.

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

  Fluctuations in our quarterly revenues and earnings or those of our competitors;
  Shortfalls in our operating results compared to levels expected by the investment community;
  Announcements concerning us or our competitors;
  Announcements of technological innovations;
  Sale of shares or short-selling efforts by traders or other investors;
  Market conditions in the industry; and
  The conditions of the securities markets.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

     We currently lease approximately 6,672 square feet of office space in one building located in Mission Viejo, California. The lease terminates on December 31, 2009.

     We expect that the current leased premises will be satisfactory until the future growth of its business operations necessitates an increase in office space. There is an ample supply of office space in the Orange County, California area and we do not anticipate any problem renewing the lease for our current space as well as securing additional space if, and when, necessary.

Item 3. Legal Proceedings

     From time to time, we may become involved in litigation relating to claims arising from our ordinary course of business. We are aware of no claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on our business or our financial results.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of our security holders during the fourth quarter of its fiscal year ended December 31, 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer
Purchases of Equity Securities

     Our common stock currently trades on the Over-the-Counter Bulletin Board (OTC), under the trading symbol of “AUXO.OB”. Because we are listed on the OTC, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on another exchange.

     The following table sets forth for each quarter during fiscal years 2008 and 2007 the high and low bid quotations for shares of Auxilio Common Stock as reported on the OTC.

Quarter	Low	High
January 1, 2007—March 31, 2007	$0.42	$1.04
April 1, 2007—June 30, 2007	$0.71	$0.90
July 1, 2007—September 30, 2007	$0.62	$1.15
October 1, 2007—December 31, 2007	$1.06	$1.95
January 1, 2008—March 31, 2008	$1.21	$1.86
April 1, 2008—June 30, 2008	$1.60	$2.05
July 1, 2008—September 30, 2008	$1.50	$2.34
October 1, 2008—December 31, 2008	$0.60	$1.76

On March 26, 2009, we had approximately 297 stockholders of record.

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

Equity Compensation Plan Information

     The following table provides certain information as of December 31, 2008 with respect to Auxilio’s equity compensation plans under which equity securities of Auxilio are authorized for issuance.

			Number of
	Number of Securities to	Weighted Average	Securities
	be Issued Upon	Exercise Price of	Remaining
	Exercise of Outstanding	Outstanding	Available for
	Options, Warrants	Options, Warrants	Future Issuances
Plan	and Rights	and Rights	Under Plans
Equity compensation plans approved by security holders (1):	4,385,186	$1.15	66,064
Equity compensation plans not approved by security holders (2):	2,170,204	$1.37	-
Total	6,555,390		66,064

(1)	These plans consist of the 2000 Stock Option Plan, 2001 Stock Option Plan, the 2003 Stock Option Plan, the 2004 Stock Option Plan and the 2007 Stock Option Plan.
(2)	From time to time and at the discretion of the Board of Directors the Company may issue warrants to key individuals or officers of the Company as performance based compensation.

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

     Effective July 1, 2007, the Company restructured the Loan Agreement with Cambria Investment Fund L.P. extending the maturity date of the $745,000 outstanding balance to May 1, 2008 and extending the maturity date of the remaining unborrowed amount of $755,000 to December 31, 2008. In return, the Company agreed to immediately vest the remaining 240,000 unvested warrants under the original agreement and provide one additional warrant share for every two dollars of new borrowings against the unborrowed amount of $755,000. The exercise price of the additional warrants of $0.72 represents a 10% discount to the closing price of the Company’s common stock on the effective date of the restructuring. On July 1, 2008, $372,500 of the principal balance of the loan and $14,900 of the interest due was converted to common stock with the remaining outstanding principal balance of $372,500, along with $7,450 of interest due, paid to Cambria in cash. On December 31, 2008 the Loan expired thus ending the availability of the remaining unborrowed amount of $755,000.

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

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

     The following discussion presents information about our consolidated results of operations, financial condition, liquidity and capital resources and should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Report.

     Forward Looking Statements. This discussion contains statements regarding operating trends and our beliefs and expectations regarding our future financial performance and future financial condition (which are referred to as “forward looking statements”). The consequences of those operating trends on our business and the realization of our expected future financial results, which are discussed in those statements, are subject to the uncertainties and risks described below in Part 1, Item 1A under the caption “Risk Factors.” Due to those uncertainties and risks, the duration and effects of those operating trends on our business and our future financial performance may differ, possibly significantly, from those that are currently expected as set forth in the forward looking statements. As a result, you should not place undue reliance on those forward looking statements.

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

  Revenue recognition;
  Stock-based compensation;
  Accounting for income taxes; and
  Impairment of intangible assets.

Please also see disclosures in Note 1 of the financial statements for the Company’s accounting policies and procedures.

Results of Operations

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

Net Revenue

     Revenues consist of equipment sales and ongoing service and supplies. Net revenue increased $1,423,066 to $21,016,012 for the year ended December 31, 2008, as compared to the same period in 2007. The increase in revenue is primarily attributed to increases in recurring services revenues generated from new customers and expansion of services at existing customers. Auxilio added a new customer in March 2007 and another in August 2008.

Cost of Revenue

     Cost of revenue consists of salaries and expenses of field services personnel, document imaging equipment, and parts and supplies. Cost of revenue was $15,907,494 for the year ended December 31, 2008, as compared to $15,149,055 for the same period in 2007. The increase of $758,439 is the result of the costs associated with maintaining the recurring services revenue for the two recently added customers along with the expansion of services provided at existing customers.

Sales and Marketing

     Sales and marketing expenses include salaries, commissions and expenses of sales and marketing personnel, travel and entertainment, and other selling and marketing costs. Sales and marketing expenses were $1,476,223 for the year ended December 31, 2008, as compared to $1,215,685 for the same period in 2007. Sales and marketing expenses for 2008 are higher primarily a result of management’s decision to add a sales executive in the third quarter of 2007.

General and Administrative

     General and administrative expenses, which include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses, and other administrative costs, increased by $578,027 to $2,868,460 for the year ended December 31, 2008, as compared to $2,290,433 for the same period in 2007. The increase is primarily a result of professional fees incurred that culminated in a joint marketing agreement with Sodexo Inc.

Intangible Asset Amortization

     Amortization expense was $190,973 for the year ended December 31, 2008 compared to $238,165 for the same period in 2007. The slight reduction is a result of the estimated declining contract value of backlogged business initially acquired in July 2004. As of December 31, 2008, all amortizable intangibles are fully amortized.

Other Income (Expense)

     Interest expense for the year ended December 31, 2008 was $625,602, as compared to $1,026,592 for the same period in 2007. The decrease is due to the declining principal balance of the loan with Laurus Master Fund, as well as the payoff of the Cambria Investment Fund L.P. loan in July 2008.

     Interest income is primarily derived from short-term interest-bearing securities and money market accounts. Interest income for the year ended December 31, 2008 was $6,244, as compared to $19,269 for the same period in 2007. The decrease is due to a decrease in the average balance of invested cash and short-term investments along with the decrease in average yield rates of short-term investments in 2008.

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

Income Tax Expense

     Income tax expense for the year ended December 31, 2008 was $55,891 and for the year ended December 31, 2007 was $5,397. The increase is due primarily to charges for state income taxes in an apportioned state that disallows consolidated tax return filings, thus reporting taxable income that is not offset by parent deductions or NOL carryforwards.

Liquidity and Capital Resources

     At December 31, 2008, our cash and cash equivalents were $1,198,126 and our working capital was $522,561. Our principal cash requirements are for repayment of $1,332,000 due to Laurus Master Fund in April 2008, and operating expenses, including equipment, supplies, employee costs, and capital expenditures and funding of the operations. Our primary sources of cash are service and equipment sale revenues, the exercise of warrants and the sale of common stock.

     During the year ended December 31, 2008, cash provided by operating activities was $1,222,816 as compared to cash provided by operating activities of $1,020,904 for the same period in 2007. The Company has maintained a stable base of customers over this period and continues to benefit from cost savings initiatives in light of the current economic environment.

     In April 2006, we entered into a $3,000,000 Fixed Price Convertible Note (the “Note”) agreement with Laurus Master Fund (LMF). The term of the Note is for three years at an interest rate of WSJ prime plus 2.0%. We shall reduce the principal Note by 1/60th per month starting 90 days after the closing, payable in cash or registered stock. For the year ended December 31, 2008, we repaid $474,000 in principal of the Note and LMF converted $126,000 of the Note to stock.

     The Company continues to see improvement in its operations through the addition of a new customer in the third quarter of 2008 and additional equipment sales to existing customers. We expect to close additional recurring revenue contracts to new customers in 2009 as well as additional equipment sales to existing customers. Management believes that cash generated from operations will be sufficient to satisfy required principal debt payments to Laurus in 2009 and to sustain our business operations over the next twelve months. If events or circumstances occur such that we do not meet our operating plan as expected, we may be required to seek additional capital and/or reduce certain discretionary spending, which could have a material adverse effect on our ability to achieve our business objectives. We may seek additional financing, which may include debt and/or equity financing or funding through third party agreements. There can be no assurance that any additional financing will be available on acceptable terms, if at all. Any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants.

Off-Balance Sheet Arrangements

     Our off-balance sheet arrangements consist primarily of conventional operating leases, purchase commitments and other commitments arising in the normal course of business, as further discussed below under “Contractual Obligations and Commercial Commitments.” As of December 31, 2008, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Contingent Liabilities and Commitments

     As of December 31, 2008, expected future cash payments related to contractual obligations and commercial commitments were as follows:

		Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt	$1,332,000	$1,332,000	$-	$-	$-
Capital leases	3,913	3,913	-	-	-
Operating leases	200,160	171,470	28,690	-	-
Total	$1,536,073	$1,507,383	$28,690	$-	$-

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

See the consolidated financial statements attached to and made a part of this report.

Item 9. Disclosure	Changes in and Disagreements with Accountants on Accounting and Financial
None.

Item 9A(T). Controls and Procedures

     We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” as of the end of the period covered by report, pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of the end of the period covered by this report, were effective in timely alerting them to material information relating to the Company required to be included in our periodic SEC filings.

Management’s Report on Internal Control Over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f). Management conducted an assessment of the effectiveness, as of December 31, 2008, of our internal control over financial reporting, based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment under that framework, management concluded that our internal control over financial reporting was effective as of December 31, 2008.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

     There has been no change in our internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

     On March 19, 2009, the independent members of the Board of Directors approved an amendment and restatement of warrants previously issued to Messrs. Flynn and Weidemann (the “Amendments”). Messrs. Flynn and Weidemann refrained from voting on the Amendments. The Amendments extend the term of the warrants issued to Messrs. Flynn and Weidemann by two years, expiring March 30, 2011, and increase the exercise price from $0.30 to $0.55. Except as discussed herein, no other changes were made to the warrants. The Amendments have been filed as exhibits to this Annual Report on Form 10-K.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

     Information with respect to our executive officers and directors will be contained in the Definitive Proxy Statement relating to our 2009 Annual Meeting of Stockholders; said information is incorporated herein by reference.

The Company has adopted a code of ethics, which applies to all members of management.

Item 11.

Executive Compensation

     A description of the compensation of our executive officers will be contained in the Definitive Proxy Statement relating to our 2009 Annual Meeting of Stockholders; said information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related
Stockholder Matters

     A description of the security ownership of certain beneficial owners and management will be contained in the Definitive Proxy Statement relating to our 2009 Annual Meeting of Stockholders; said information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

     Description of certain relationships and related transactions with management will be contained in the Definitive Proxy Statement relating to our 2009 Annual Meeting of Stockholders; said information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

     A description of the principal accounting fees and services will be contained in the Definitive Proxy Statement relating to our 2009 Annual Meeting of Stockholders; said information is incorporated herein by reference.

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents filed as a part of this report:

            (1) Financial Statements

            The financial statements included in Part II, Item 8 of this document are filed as part of this Report.

   (2) Financial Statement Schedule

 The financial statement schedule included in Part II, Item 8 of this document is filed as part of this Report. All other schedules are omitted as the required information is inapplicable or the information is included in the consolidated financial statements or related notes to the financial statements.

 (3) Exhibits

The following exhibits are filed as part of this Report:

 No.                          Item

2.1	Agreement and Plan of Reorganization dated as of November 20, 2001, by and between the Company and e-Perception, Inc. (incorporated by reference to Exhibit 1.1 to the Registrant’s Form 8-K filed on January 24, 2002).
2.2	Agreement and Plan of Merger, dated April 1, 2004, by and between Auxilio, Inc., PPVW Acquisition Corporation, and Alan Mayo & Associates, Inc. (filed as Exhibit 2.1 to the Registrant’s Form 8-K filed on April 16, 2004).
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-KSB filed on April 19, 2005).
3.2	Bylaws (incorporated by reference to Exhibit 2 to the Registrant’s Form 10-SB filed on October 1, 1999).
4.1	Subscription Agreement, dated as of January 9, 2002, by and among the Company and each of the stockholders of e-Perception, Inc. (incorporated by reference to Exhibit 1.1 to the Registrant’s Form 8-K filed on January 24, 2002).
10.1	2000 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-KSB filed on April 19, 2005).
10.2	2001 Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-KSB filed on April 19, 2005).
10.3	2003 Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-KSB filed on April 19, 2005).
10.4	2004 Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-KSB filed on April 19, 2005).
10.5	2007 Stock Option Plan.
10.6	Standard Office Lease by and between Arden Realty Limited Partnership and e-Perception Technologies, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-QSB filed on May 15, 2002).
10.7	Asset Purchase Agreement between Workstream USA, Inc., Workstream, Inc. and PeopleView, Inc. dated March 8, . 2004 (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed on April 2, 2004).
10.8	Addendum dated as of May 27, 2004 to Asset Purchase Agreement dated March 17th, 2004 between Workstream Inc. Workstream USA, Inc. and PeopleView, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K/A filed on August 3, 2004).
10.9	Standard Office Lease agreement by and between Auxilio, Inc and McMorgan Institutional Real Estate Fund I, LLC. dated October 13, 2004 (incorporated by reference to Exhibit 10.13 to the Registrant’s Form 10-KSB filed on April 19, 2005)..
10.10	Loan and Security Agreement between Auxilio, Inc. and Cambria Investment Fund, L.P. (filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on November 28, 2005).
10.11	Executive Employment Agreement between Registrant and Etienne Weidemann, President and Chief Operating Officer dated March 15, 2006 (filed as Exhibit 10.2 to the Registrant’s Form 8-K filed on March 22, 2006).
10.12	Executive Employment Agreement between Registrant and Paul T. Anthony, Chief Financial Officer and Corporate Secretary dated March 15, 2006 (filed as Exhibit 10.3 to the Registrant’s Form 8-K filed on March 22, 2006).
10.13	Securities Purchase Agreement dated as of April 7, 2006, between Auxilio, Inc. and Laurus Master Fund, Ltd. (filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on April 13, 2006).
10.14	Secured Convertible Term Note dated as of April 7, 2006 issued by Auxilio, Inc. to Laurus Master Fund, Ltd. (filed as Exhibit 10.2 to the Registrant’s Form 8-K filed on April 13, 2006).
10.15	Loan and Security Agreement dated as of October 25, 2006, between Auxilio, Inc. and Cambria Investment Fund, L.P. (filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on October 27, 2006).
10.16	Amended and Restated Loan and Security Agreement effective as of July 1, 2007 and dated August 13, 2007, between Auxilio, Inc. and Cambria Investment Fund, L.P. (filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on September 4, 2007).

10.17	Executive Employment Agreement between Registrant and Etienne Weidemann, President and Chief Executive Officer dated November 13, 2007 (filed as Exhibit 10.1 to the Registrant’s Form 10-Q filed on November 16, 2007).
10.18	Executive Employment Agreement between Registrant and Paul T. Anthony, Chief Financial Officer and Corporate Secretary dated November 13, 2007 (filed as Exhibit 10.2 to the Registrant’s Form 10-Q filed on November 16, 2007).
10.19	Executive Employment Agreement between Registrant and Jacques Terblanche, Chief Operating Officer dated November 13, 2007 (filed as Exhibit 10.3 to the Registrant’s Form 10-Q filed on November 16, 2007).
10.20	Amended and Restated Common Stock Purchase Warrant Agreement between Registrant and Etienne Weidemann, Chief Executive Officer, dated March 19, 2009
10.21	Amended and Restated Common Stock Purchase Warrant Agreement between Registrant and Joseph Flynn, former Chief Executive Officer, dated March 19, 2009
14	Registrants Code of Ethics (incorporated by reference to Exhibit 14.1 to the Registrant’s Form 10-KSB filed on April 14, 2004).
16.1	Letter regarding change in certifying accountants dated February 14, 2002 (incorporated by reference to Exhibit 16 to the Registrant’s Form 8-K filed on February 15, 2002).
16.2	Letter regarding change in certifying accountants dated December 22, 2005 (incorporated by reference to Exhibit 16.1 to the Registrant’s Form 8-K/A filed on January 24, 2006).
21.1	Subsidiaries
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a).
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a).
32.1	Certification of the CEO and CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

Signatures

     Pursuant to the requirements of Section 13 or 15(d) with the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUXILIO, INC.

By: /s/ Etienne Weidemann
Etienne Weidemann
Chief Executive Officer
Principal Executive Officer

March 27, 2009

By: /s/ Paul T. Anthony
Paul T. Anthony
Chief Financial Officer
Principal Financial Officer

March 27, 2009

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Etienne Weidemann	Chief Executive Officer	March 27, 2009
Etienne Weidemann	(Principal Executive Officer and Director)

/s/ Paul T. Anthony	Chief Financial Officer	March 27, 2009
Paul T. Anthony	(Principal Financial and Accounting Officer)

/s/ Edward Case	Director	March 27, 2009
Edward Case

/s/ Joseph Flynn	Director	March 27, 2009
Joseph Flynn

/s/ Michael Joyce	Director	March 27, 2009
Michael Joyce

/s/ John D. Pace	Director	March 27, 2009
John D. Pace	(Non-executive Chairman of the Board)

/s/ Max Poll	Director	March 27, 2009
Max Poll

/s/ Mark St. Clare	Director	March 27, 2009
Mark St. Clare

/s/ Michael Vanderhoof	Director	March 27, 2009
Michael Vanderhoof

AUXILIO, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 AND 2007
WITH REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

CONTENTS
Page
Report of Independent Registered Public Accounting Firm	F-1

Financial Statements:
Consolidated Balance Sheets	F-2
Consolidated Statements of Operations	F-3
Consolidated Statements of Stockholders’ Equity (Deficit)	F-4
Consolidated Statements of Cash Flows	F-5, F-6
Notes to Consolidated Financial Statements	F-7 to F-22

F

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Auxilio, Inc.

We have audited the accompanying consolidated balance sheets of Auxilio, Inc. (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years ended December 31, 2008 and 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Auxilio, Inc. as of December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the years ended December 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ HASKELL & WHITE LLP

Irvine, California
March 27, 2009

AUXILIO, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

	Year ended December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$1,198,126	$666,428
Accounts receivable, net	4,201,169	2,405,528
Prepaid and other current assets	33,642	46,980
Supplies	745,207	729,604
Loan acquisition costs, net	44,431	-
Total current assets	6,223,095	3,848,540

Property and equipment, net	129,614	208,936
Deposits	28,790	28,790
Loan acquisition costs, net	-	209,332
Intangible assets, net	-	190,973
Goodwill	1,517,017	1,517,017
	$7,898,516	$6,003,588

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$3,236,008	$1,566,260
Accrued compensation and benefits	662,663	486,110
Deferred revenue	489,563	382,895
Loan payable, net of discount of $197,083 at December 31, 2007	-	547,917
Current portion of note payable, net of discount of $23,413 at
December 31, 2008	1,308,587	600,000
Current portion of capital lease obligations	3,913	26,361
Total current liabilities	5,700,734	3,609,543

Note payable, less current portion, net of discount of $110,306
at December 31, 2007	-	1,221,694

Commitments and contingencies	-	-

Stockholders' equity:
Common stock, par value at $0.001, 33,333,333 shares
authorized, 17,623,734 shares issued and outstanding at
December 31, 2008 and 16,235,309 shares issued and
outstanding at December 31, 2007	17,625	16,237
Additional paid-in capital	18,490,632	17,364,202
Accumulated deficit	(16,310,475)	(16,208,088)
Total stockholders' equity	2,197,782	1,172,351
Total liabilities and stockholders’ equity	$7,898,516	$6,003,588

The accompanying notes are an integral part of these consolidated financial statements.

                                                                                                                                                                 F-2

AUXILIO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007
Net revenues	$21,016,012	$19,592,946
Cost of revenues	15,907,494	15,149,055
Gross profit	5,108,518	4,443,891
Operating expenses:
Sales and marketing	1,476,223	1,215,685
General and administrative expenses	2,868,460	2,290,433
Intangible asset amortization	190,973	238,165
Total operating expenses	4,535,656	3,744,283
Income (loss) from operations	572,862	699,608
Other income (expense):
Interest expense	(625,602)	(1,026,592)
Interest income	6,244	19,269
Gain on debt extinguishment	-	241,305
Total other income (expense)	(619,358)	(766,018)

Loss before provision for income taxes	(46,496)	(66,410)
Income tax expense	55,891	5,397
Net loss	$(102,387)	$(71,807)

Net loss per share:
Basic	$(0.01)	$0.00
Diluted	$(0.01)	$(0.01)

Number of weighted average shares outstanding –
Basic	16,834,408	16,142,604
Diluted	16,834,408	21,885,453

The accompanying notes are an integral part of these consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2008 AND 2007

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity(Deficit)
Balance at January 1, 2007
	16,122,809	$16,124	$430,094	$(16,136,281)	$309,937
Stock compensation expense for options and warrants granted to employees and consultants

	-	-	452,014	-	452,014
Beneficial conversion feature associated with loan payable

	-	-	100,000	-	100,000
Warrants vesting in connection with restructuring of loan payable

	-	-	128,124	-	128,124
Incremental fair value of conversion feature on loan payable

	-	-	80,208	-	80,208
Stock options exercised	12,500	13	5,862	-	5,875
Common stock issued for conversion of note payable	100,000	100	167,900	-	168,000
Net loss	-	-	-	(71,807)	(71,807)
Balance at December 31, 2007	16,235,309	16,237	17,364,202	(16,208,088)	1,172,351
Stock compensation expense for options and warrants granted to employees and consultants

	-	-	396,643	-	396,643
Conversion of loan payable and accrued interest to common stock
	842,175	842	386,558	-	387,400
Conversion of note payable to common stock
	75,000	75	125,925	-	126,000
Warrants exercised	471,250	471	217,304	-	217,775
Net loss	-	-	-	(102,387)	(102,387)
Balance at December 31,
2008	17,623,734	$17,625	$18,490,632	$(16,310,475)	$2,197,782

                                                                                              The accompanying notes are an integral part of these consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007
Cash flows provided by operating activities:
Net loss	$(102,387)	$(71,807)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation and amortization	119,267	131,317
Amortization of intangible assets	190,973	238,165
Bad debt recoveries	(28,510)	-
Gain on debt extinguishment	-	(139,951)
Gain on extinguishment of accrued acquisition costs unearned	-	(101,354)
Interest expense related to amortization of warrants issued with loans	86,893	127,010
Interest expense related to amortization of loan acquisition costs	164,901	226,181
Interest expense related to amortization of beneficial conversion feature	-	40,000
Stock compensation expense for options and warrants granted to employees
and consultants	396,643	452,014
Interest expense related to accretion of loan	197,083	295,625
Changes in operating assets and liabilities:
Accounts receivable	(1,767,651)	(681,270)
Prepaid and other current assets	13,338	(16,307)
Supplies	(15,603)	(39,126)
Accounts payable and accrued expenses	1,684,648	246,157
Accrued compensation and benefits	176,553	220,669
Deferred revenue	106,668	93,581
Net cash provided by operating activities	1,222,816	1,020,904
Cash flows (used for) investing activities:
Purchases of property and equipment	(39,945)	(36,484)
Net cash (used for) investing activities	(39,945)	(36,484)
Cash flows (used for) financing activities:
Repayments on loan payable	(372,500)	-
Fees paid for restructuring loan payable	-	(22,350)
Repayments on convertible note payable	(474,000)	(600,000)
Payments on capital leases	(22,448)	(20,954)
Proceeds from exercise of warrants	217,775	-
Proceeds from exercise of options	-	5,875
Net cash (used for) financing activities	(651,173)	(637,429)
Net increase in cash and cash equivalents	531,698	346,991
Cash and cash equivalents, beginning of year	666,428	319,437
Cash and cash equivalents, end of year	$1,198,126	$666,428

The accompanying notes are an integral part of these consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year Ended December 31,
	2008	2007
Supplemental disclosure of cash flow information:
Interest paid	$163,446	$337,776
Income tax paid	$18,487	$2,400
Non-cash investing and financing activities:
Beneficial conversion feature associated with loan payable	$-	$100,000
Relative fair value of warrants issued related to restructuring of loan payable	$-	$128,124
Incremental fair value of conversion feature on loan payable	$-	$80,208
Loan payable, note payable and accrued interest converted to common stock	$513,400	$168,000

The accompanying notes are an integral part of these consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

(1) Summary of Significant Accounting Policies

Business Activity

The origins of the Company date back to January of 2002, when the Company’s predecessor e-Perception Technologies, Inc. (e-Perception), a Human Resources software concern, completed a tender offer with Corporate Development Centers, Inc. (CDC). CDC’s common stock traded on the OTC Bulletin Board. In connection with the tender offer, the stockholders of e-Perception received one (1) share of CDC for each four (4) shares of e-Perception common stock they owned prior to the tender offer. As a result, e-Perception became a wholly owned subsidiary of CDC. CDC subsequently changed its name to e-Perception, Inc. Approximately eighteen months later e-Perception changed its name to PeopleView, Inc. (PeopleView) which subsequently changed its name to Auxilio, Inc. (Auxilio). The stock now trades under the symbol AUXO.OB.

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

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has reported a net loss of $102,387 for the year ended December 31, 2008 and has an accumulated deficit of $16,310,475 as of December 31, 2008. The Company reported a net loss of $71,807 for the year ended December 31, 2007. The Company has working capital of $522,361 as of December 31, 2008.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

The accompanying financial statements do not include a statement of comprehensive income because there were no items that would require adjustment of net income to comprehensive income during the reporting periods.

Liquidity

During the year ended December 31, 2008, cash provided by operating activities was $1,222,816 as compared to cash provided by operating activities of $1,020,904 for the same period in 2007. The Company has maintained a stable base of customers over this period and continues to benefit from cost savings initiatives in light of the current economic environment.

Historically the Company has incurred significant operating losses and cash outflows from operations. Significant steps were taken in 2006 to reach profitability in 2007 including the reduction in sales and operations staff in an effort to lower operating costs and the addition of four new customers including its largest customer contract to date. The Company closed large equipment sales with existing clients in 2007 and 2008 and anticipates additional equipment sales in 2009. There is also the expectation of signing additional recurring revenue customer contracts throughout 2009. It is anticipated by Management that these measures will allow the Company to continue to maintain positive cash flow for 2009 and satisfy the required 2009 debt payments to Laurus (Note 6).

The continuing deterioration in the global credit markets, the financial services industry and the U.S. economy as a whole have resulted in a period of substantial turmoil and uncertainty characterized by unprecedented intervention by the United States federal government and the failure, bankruptcy, or sale of various financial and other institutions. The impact of these events on our business and the severity of the current economic crisis is uncertain. It is possible that the current crisis in the global credit markets, the financial services industry and the U.S. economy may adversely affect our business, vendors and prospects as well as our liquidity and financial condition. As a result no assurances can be given as to the Company’s ability to increase its customer base and generate positive cash flows. Although the Company has been able to raise additional working capital through convertible note agreements and private placement offerings of its common stock, the Company may not be able to continue this practice in the future nor may the Company be able to obtain additional working capital through other debt or equity financings. In the event that sufficient capital cannot be obtained, the Company may be forced to significantly reduce operating expenses to a point that would be detrimental to the Company’s business operations and business development activities. These courses of action may be detrimental to the Company’s business prospects and result in material charges to its operations and financial position. In the event that any future financing should take the form of the sale of equity securities, the current equity holders may experience dilution of their investments.

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

Revenue Recognition

Revenue is recognized pursuant to applicable accounting standards including Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 101 (SAB 101), “Revenue Recognition in Financial Statements”, and SAB 104, “Revenue Recognition”. SAB 101 as amended and SAB 104 summarize certain points of the SEC staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements and provide guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry. The Company’s revenue recognition policy complies with the requirements of SAB 101 and SAB 104. Revenues from equipment sales transactions are earned when there is persuasive evidence of an arrangement, delivery has occurred, the sales price has been determined and collectability has been reasonably assured. For equipment that is to be placed at the customer’s location at a future date, revenue is deferred until that equipment is placed. Monthly service and supply revenue is earned monthly during the term of the contract, as services and supplies are provided monthly. Overages, as defined in the contract, are billed to customers monthly and are earned when the number of images in any period exceeds the number allowed for in the contract.

When the Company enters into arrangements that include multiple deliverables, they typically consist of the sale of equipment, reserve for replacement of future equipment and a support services contract. Pursuant to Emerging Issues Task Force EITF 00-21: “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), the Company accounts for each element within an arrangement with multiple deliverables as separate units of accounting. Revenue is allocated to each unit of accounting using the residual method, which allocates revenue to each unit of accounting based on the fair value of the undelivered items, after the Company has established vendor - specific objective evidence of fair value.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows and balance sheet classification, cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. Management believes that no accounts receivable are uncollectible at December 31, 2008. The allowance for doubtful accounts was $28,500 as of December 31, 2007.

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

Intangible Assets

Under Statement of Financial Accounting Standard (SFAS) No. 142 (SFAS 142), “Goodwill and Other Intangible Assets”, goodwill and intangible assets with indefinite lives are no longer amortized, but the remaining useful lives are reviewed at least annually for impairment. In order to measure any impairment, the Company evaluates whether there were any events or circumstances that have occurred that may affect the carrying amount of the intangible. This testing includes the determination of the fair value of the reporting unit. If the value of the asset exceeds the fair value of the reporting unit, then the Company would estimate the undiscounted cash flows from continuing to use the asset and compare that amount to the assets carrying amount. If the carrying amount of the asset is greater than the expected future cash flows then an impairment loss would be recognized. The result of this testing indicated that a goodwill impairment charge was not necessary as of December 31, 2008 or December 31, 2007. Separately identified intangibles that are deemed to have definite lives have been amortized over their estimated useful life.

Long-Lived Assets

In accordance with SFAS Nos. 142 and 144, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 142 relates to assets with an indefinite life whereas SFAS 144 relates to assets that can be amortized and the life determinable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less the cost to sell. As of December 31, 2008, management has found no evidence of impairment of these assets.

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

Fair Value of Financial Instruments

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” effective January 1, 2008, as required, on a prospective basis. SFAS 157 defines fair value, provides a framework for measuring fair value and expands the disclosures required for fair value measurements. The standard applies to other accounting pronouncements, but does not require any new fair value measurements. Given that the Company previously utilized quoted prices in active markets for identical assets to record the fair value of its marketable securities, and continues to do so under SFAS 157, adopting SFAS 157 did not have a material impact on the Company’s financial position or results of operations. SFAS 157 terms quoted prices in active markets for similar assets as Level 1 inputs in its hierarchy of fair value measurements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We have adopted FAS 159 effective January 1, 2008. The Company currently has no eligible items to elect this option other than marketable securities. The Company intends to evaluate any future potential eligible items on an instrument by instrument basis.

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

For the years ended December 31, 2008 and 2007, stock-based compensation expense recognized in the statement of operations is as follows:

	Year Ended December 31
	2008	2007
Cost of revenues	$121,059	$119,267
Sales and marketing	80,444	111,527
General and administrative expenses	195,140	221,220
Total stock based compensation expense	$396,643	$452,014

The Company recognizes stock-based compensation as an expense in accordance with SFAS No. 123(R) and values the equity securities based on the fair value of the security on the date of grant. Stock option awards are valued using the Black-Scholes option-pricing model.

The weighted average estimated fair value of stock options granted during 2008 and 2007 was $1.68 and $0.90 per share, respectively. These amounts were determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the expected life of the option. The assumptions used in the Black-Scholes model were as follows for stock options granted in 2008 and 2007:

	2008	2007

Risk-free interest rate	0.23% to 2.18%	4.33% to 5.31%
Expected volatility of common stock	75.48% to 78.66%	79.74% to 82.99%
Dividend yield	0%	0%
Expected life of options	3 years	3 years

The Black-Scholes option valuation model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because option valuation models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. The Company’s options do not have the characteristics of traded options; therefore, management believes the option valuation models do not necessarily provide a reliable measure of the fair value of its options.

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

As of December 31, 2008, potentially dilutive securities consist of options and warrants to purchase 6,555,390 shares of common stock at prices ranging from $0.30 to $12.00 per share, and convertible notes that could convert into 701,137 shares of common stock. Of these potentially dilutive securities, none of the shares to purchase common stock from the options and warrants or convertible debt have been included in the computation of diluted earnings per share as their effect would be anti-dilutive.

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

The following table sets forth the computation of basic and diluted net loss per share:

	Year Ended December 31
	2008	2007
Numerator:
Net loss	$(102,387)	$(71,807)
Effects of dilutive securities:
Convertible notes payable	-	(248,249)
(Loss) after effects of conversion of notes payable	$(102,387)	$(320,056)

Denominator:
Denominator for basic calculation weighted averages	16,834,408	16,142,604

Dilutive common stock equivalents:
Secured convertible notes	-	3,041,184
Options and warrants	-	2,701,665
Denominator for diluted calculation weighted average	16,834,408	21,885,453
Net loss per share:
Basic net loss per share	$(.01)	$.00
Diluted net loss per share	$(.01)	$(.01)

Segment Reporting

Based on the Company’s integration and management strategies, the Company operated in a single business segment. For the years ended December 31, 2008 and 2007, all revenues have been derived from domestic operations.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) replaces SFAS No. 141, “Business Combinations”, and is effective for the Company for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141(R) requires the new acquiring entity to recognize all assets acquired and liabilities assumed in the transactions; establishes an acquisition-date fair value for acquired assets and liabilities; and fully discloses to investors the financial effect the acquisition will have. The Company has evaluated the impact of this pronouncement on the Company’s consolidated financial position, results of operations and cash flows and has determined that there is no expected impact as a result of it’s implementation.

In June 2008, the EITF reached a consensus on EITF Issue No. 08-4, Transition Guidance for Conforming Changes to EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF No. 08-4”). Subsequent to the issuance of EITF No. 98-5, certain portions of the guidance contained in EITF No. 98-5 were nullified by EITF Issue No. 00-27, Application of EITF Issue No. 98-5, ‘Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios’ (“EITF No. 00-27”). However, the portions of EITF No. 98-5 that were nullified by EITF No. 00-27 were not specifically identified in EITF No. 98-5, nor were the illustrative examples in EITF No. 98-5 updated for the effects of EITF No. 00-27. EITF No. 08-4 specifically addresses the conforming changes to EITF Issue No. 98-5 and provides transition guidance for the conforming changes. EITF No. 08-4 is effective for the Company for the year ended December 31, 2008. The Company’s consolidated financial statements were not significantly impacted by the adoption of EITF No. 08-4.

(2)	Accounts Receivable

	A summary of accounts receivable follows:

		As of December 31
		2008	2007
	Trade	$4,201,169	$2,434,037
	Allowance for doubtful accounts	-	(28,509)
		$4,201,169	$2,405,528

(3)	Property and Equipment

	A summary property and equipment follows:

		As of December 31
		2008	2007
	Furniture and fixtures	$53,972	$53,972
	Computers and office equipment	431,409	391,464
	Fleet equipment	178,278	178,278
	Leasehold improvements	25,202	25,202
		688,861	648,916
	Less accumulated depreciation and amortization	(559,247)	(439,980)
		$129,614	$208,936

Depreciation and amortization expense for property, equipment, and improvements amounted to $119,267 and
$131,317 for the years ended December 31, 2008 and 2007, respectively.

(4) Intangible Assets and Goodwill

During 2004, as a result of the acquisition of TMG, intangible assets of $3,047,017 were acquired. This amount was reduced by $30,000 in 2005 for the return of stock issued in conjunction with acquisition that was subsequently determined to be unearned. A third party valuation was obtained to assist management in determining how much, if any, of the excess of purchase price over assets acquired and liabilities assumed should be allocated to identifiable intangible assets versus goodwill. As of December 31, 2008, goodwill totaled $1,517,017.

A summary of intangible assets with definite lives follows:

	As of December 31
	2008	2007
Customer relationships	$850,000	$850,000
Backlog	350,000	350,000
	1,200,000	1,200,000
Less accumulated amortization	(1,200,000)	(1,009,027)
	$-	$190,973

Amortization expense for intangible assets amounted to $190,973 and $238,165 for the years ended December 31, 2008 and 2007, respectively.

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

(5) Loan Payable

In October 2006, the Company entered into a $1,500,000 Loan and Security Agreement (the “Loan Agreement”) with Cambria Investment Fund L.P. (“Cambria”). Michael D. Vanderhoof, a director of the Company is a principal in Cambria. Under the Loan Agreement, (i) the Company could borrow up to $1,500,000, with the final $500,000 available only after February 15, 2007 (ii) cash is advanced in $50,000 increments to the Company by Cambria Investment Fund L.P. upon request, (iii) interest accrues daily upon any unpaid principal balance at the rate of twelve percent (12%) per annum, (iv) accrued interest is payable in full on a quarterly basis and (v) the outstanding principal balance is due and payable in full on October 22, 2007. Cambria holds a second priority security interest (subject to the first lien held by Laurus Master Fund, LTD) in all of the Company’s supplies, accounts receivable, equipment, cash, deposit accounts, securities, intellectual property, chattel paper, general intangibles and instruments, now existing or hereafter arising, and all proceeds thereof. The Loan Agreement contains a provision whereby the conversion price to convert the Note to equity was set at $.46. Upon entering into this Loan Agreement Cambria earned the right to receive warrants to purchase up to 300,000 shares of the Company’s common stock at $.46. Additionally Cambria will earn the right to receive warrants to purchase up to additional 450,000 shares at $.46, with 30,000 shares vesting for every multiple of $100,000 borrowed under the Loan Agreement. Through March 2008, the Company borrowed $745,000 under the Loan Agreement. This borrowing earned Cambria the right to receive warrants to purchase 210,000 shares. The fair value of the warrant for the 300,000 shares issued upon execution was $92,558. Such amount was recorded as a loan acquisition cost and will be amortized to interest expense over the life of the note. The fair value of the warrant for the 210,000 shares issued in connection with the borrowing was $71,086. In accordance with APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” the Company has allocated a value of $71,086 to the warrants based on their relative fair value. Such amount was recorded as a discount against the carrying value of the note and will be amortized to interest expense over the life of the note. The fair value of the warrant was determined using the Black-Scholes option-pricing model, with the following assumptions: (i) no expected dividends; (ii) a risk free interest rate of 5.25%; (iii) expected volatility range of 79.05% to 79.52%; and (iv) an expected life of the warrants of five years. In lieu of exercising the warrant, Cambria may convert the warrant, in whole or in part, into a number of shares determined by dividing (a) the aggregate fair market value of the shares or other securities otherwise issuable upon exercise of the warrant minus the aggregate exercise price of such shares by (b) the fair market value of one share.

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

Interest charges associated with the Loan, including amortization of the discount, loan acquisition costs and accreted interest costs totaled $242,280 and $480,637 for the years ended December 31, 2008 and 2007, respectively.

On July 1, 2008, $372,500 of the principal balance of the loan and $14,900 of the interest due was converted to common stock with the remaining outstanding principal balance of $372,500, along with $7,450 of interest due, paid to Cambria in cash.

On December 31, 2008 the Loan expired thus ending the availability of the remaining unborrowed amount of $755,000.

(6) Note Payable

In April 2006, the Company entered into a $3,000,000 Fixed Price Convertible Note (the “Note”) agreement with Laurus Master Fund (LMF). The term of the Note is for three years at an interest rate of WSJ prime plus 2.0%. The Note is secured by all of the Company's cash, cash equivalents, accounts, accounts receivable, deposit accounts, supplies, equipment, goods, fixtures, documents, instruments, contract rights, general intangibles, chattel paper, supporting obligations, investment property, letter of credit rights and all intellectual property now existing or hereafter arising, and all proceeds thereof. The Note contains a provision whereby the fixed conversion price to convert the Note to equity was set at a premium to the average closing price of the Company’s common stock for the 10 days prior to the closing of the transaction based on a tiered schedule. The first third of the investment amount has a fixed conversion price of $1.68, the next third has a fixed conversion price of $1.78, and the last third will has a fixed conversion price of $1.92. The Company shall reduce the principal Note by 1/60th per month starting 90 days after the closing, payable in cash or registered stock.

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

The Company determined that the conversion feature embedded in the notes payable satisfied the definition of a conventional convertible instrument under the guidance provided in EITF 00-19 and EITF 05-02, as the conversion option’s value may only be realized by the holder by exercising the option and receiving a fixed number of shares. As such, the embedded conversion option in the notes payable qualifies for equity classification under EITF 00-19, qualifies for the scope exception of paragraph 11(a) of SFAS 133, and is not bifurcated from the host contract. The Company also determined that the warrants issued to LMF qualify for equity classification under the provisions of SFAS 133 and EITF 00-19. In accordance with the provisions of Accounting Principles Board Opinion No. 14, the Company allocated the net proceeds received in this transaction to each of the convertible debentures and common stock purchase warrants based on their relative estimated fair values. As a result, the Company allocated $2,739,320 to the convertible debentures and $260,680 to the common stock purchase warrants, which was recorded in additional paid-in-capital. In accordance with the consensus of EITF issues 98-5 and 00-27, management determined that the convertible debentures did not contain a beneficial conversion feature based on the effective conversion price after allocating proceeds of the convertible debentures to the common stock purchase warrants. The amounts recorded for the common stock purchase warrants are amortized as interest expense over the term of the convertible debentures.

Laurus Master Fund converted $126,000 and $168,000 of the amount due on the Note into 75,000 and 100,000 shares of common stock during the years ended December 31, 2008 and 2007, respectively.

Interest charges associated with the convertible debentures, including amortization of the discount and loan acquisition costs totaled $382,810 and $492,944 for the years ended December 31, 2008 and 2007, respectively.

(7) Warrants

Below is a summary of warrant activity during the years ended December 31, 2007 and 2008:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Term in	Intrinsic
	of Shares	Price	Years	Value
Outstanding at January 1, 2007	2,467,076	$1.34	4.44	$65,650
Granted in 2007	717,500	$0.60
Exercised in 2007	-	$-
Cancelled in 2007	(121,555)	$1.62
Outstanding at December 31, 2007	3,063,021	$1.15
Granted in 2008	-	$-
Exercised in 2008	(471,250)	$.46
Cancelled in 2008	(406,233)	$.72
Outstanding at December 31, 2008	2,170,204	$1.37

Warrants exercisable at December 31, 2007	2,685,521	$1.21	3.96	$1,655,457

Warrants exercisable at December 31, 2008	2,170,204	$1.37	2.50	$159,088

The following tables summarize information about warrants outstanding and exercisable at December 31, 2008:

			Outstanding Warrants Weighted Average Exercise Price		Exercisable Warrants Weighted Average Exercise Price
		Weighted Average Remaining in Contractual Life in Years
Range of Exercise Prices	Number of Shares Outstanding			Number of Warrants Exercisable

$0.30 to $0.75	878,750	2.24	$0.37	878,750	$0.37
$1.02 to $1.90	162,500	1.90	$1.80	162,500	$1.80
$1.90 to $2.00	941,041	3.10	$1.96	941,041	$1.96
$2.00 to $2.75	179,580	1.18	$2.36	179,580	$2.36
$3.00 to $12.00	8,333	1.33	$12.00	8,333	$12.00
$0.30 to $12.00	2,170,204	2.50	$1.37	2,170,204	$1.37

(8) Stock Option Plans:

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

In May 2007, the shareholders approved the Auxilio, Inc. 2007 Stock Option Plan (the 2007 Plan). The 2007 Plan is the successor to the Company’s existing 2000 Stock Option Plan, 2001 Stock Option Plan, the 2003 Stock Option Plan, and the 2004 Stock Incentive Plan (together, the Predecessor Plans). The 2007 Plan became effective immediately upon stockholder approval at the Annual Meeting on May 16, 2007, and all outstanding options under the Predecessor Plans were incorporated into the 2007 Plan at that time. On May 16, 2007, 2,890,147 shares had been granted pursuant to the Predecessor Plans, with 576,519 shares available to grant. On May 16, 2007, shareholders approved 1,003,334 shares for the 2007 plan. Together with the Predecessor Plans, 4,470,000 shares were available to grant, and 2,890,147 had been granted. The Predecessor Plans terminated, and no further option grants will be made under the Predecessor Plans. However, all outstanding options under the Predecessor Plans continue to be governed by the terms and conditions of the existing option agreements for those grants except to the extent the Board or Compensation Committee elects to extend one or more features of the 2007 Plan to those options. As of December 31, 2008, the remaining number of shares available for future grants under the 2007 Plan was 66,064 shares. Under the Plan, the option exercise price is equal to the fair market value of the Company’s common stock at the date of grant. Options expire no later than 10 years from the grant date and generally vest within three years.

Additional information with respect to these Plans’ stock option activity is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Term in	Intrinsic
	of Shares	Price	Years	Value
Outstanding at January 1, 2007	2,182,648	$1.39
Granted in 2007	2,293,000	$0.90
Exercised in 2007	(12,500)	$0.47
Cancelled in 2007	(205,500)	$1.49
Outstanding at December 31, 2007	4,257,648	$1.12	8.20	$2,335,007
Granted in 2008	238,500	$1.68
Exercised in 2008	-	$-
Cancelled in 2008	(110,962)	$1.49
Outstanding at December 31, 2008	4,385,186	$1.15	7.30	$2,335,007

Options exercisable at December 31, 2007	1,518,675	$1.32	6.48	$679,922

Options exercisable at December 31, 2008	2,527,327	$1.24	6.47	$20,960

The following table summarizes information about stock options outstanding and exercisable at December 31, 2008:

					Exercisable Options Weighted Average Exercise Price
		Weighted Average Remaining in Contractual Life in Years	Outstanding Options Weighted Average Exercise Price
Range of Exercise Prices	Number of Shares Outstanding			Number of Options Exercisable

$0.30 to $0.75	1,022,500	7.90	$0.53	343,500	$0.53
$0.75 to $0.90	928,330	5.38	$0.83	848,385	$0.83
$1.02 to $1.84	1,915,205	8.22	$1.37	863,790	$1.40
$1.90 to $2.00	444,818	6.20	$1.99	427,318	$2.00
$2.00 to $2.75	30,000	9.68	$2.15	-	$-
$3.00 to$6.75	44,334	3.85	$3.85	44,334	$3.85
$0.30 to $6.75	4,385,186	7.30	$1.15	2,527,327	$1.24

(9) Income Taxes

For the years ended December 31, 2008 and 2007, the components of income tax expense are as follows:

	2008	2007
Current provision:
Federal	$4,238	$2,997
State	51,653	2,400
	55,891	5,397
Deferred benefit:
Federal	-	-
State	-	-
	-	-
Income tax expense	$55,891	$5,397

Income tax provision amounted to $55,891 and $5,397 for the years ended December 31, 2008 and 2007, respectively (an effective rate of (120.2)% for 2008 and (16.1)% for 2007). A reconciliation of the provision for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

	2008	2007
Computed tax at federal statutory rate of 34%	$(15,800)	$11,400
State taxes, net of federal benefit	34,100	1,600
Non deductible items	23,100	50,978
Other	32,257	(79,341)
Change in valuation allowance	(17,766)	20,760
	$55,891	$5,397

Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which is uncertain. Accordingly, a valuation allowance, in an amount equal to the net deferred tax asset as of December 31, 2008 and 2007 has been established to reflect these uncertainties. As of December 31, 2008 and 2007, the net deferred tax asset before valuation allowances is approximately $4,578,000 and $4,451,000, respectively, for federal income tax purposes, and $935,000 and $831,000, respectively for state income tax purposes.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	2008	2007
Deferred tax assets:
Allowance for doubtful accounts	$-	$12,200
Accrued salaries/vacation	93,200	38,100
Accrued equipment pool	18,500	19,400
State taxes	16,300	1,100
Stock options	604,000	535,400
Net operating loss carryforwards	4,993,600	5,003,600
Total deferred tax assets	5,725,600	5,609,800

Deferred tax liabilities:
Depreciation	20,400	33,000
Amortization of intangibles	1,500	83,300
Other	190,700	211,000
Total deferred tax liabilities	212,600	327,300

Net deferred assets before valuation allowance	5,513,000	5,282,500
Valuation allowance	(5,513,000)	(5,282,500)
Net deferred tax assets	$-	$-

At December 31, 2008, the Company has available unused net operating loss carryforwards of approximately $12,415,000 for federal and $8,739,000 for state that may be applied against future taxable income and that, if unused, expire beginning in 2013 through 2027.

Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code under section 382. The annual limitation may result in the expiration of net operating loss carryforwards before utilization.

Effective January 1, 2007, the Company adopted Financial Accounting Standards Interpretation, ("FIN No. 48"), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company's income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with SFAS No. 109, Accounting for Income Taxes ("SFAS No. 109"). Step one, Recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon IRS audit, including resolution of related appeals or litigation processes, if any. Step two, Measurement, is based on the largest amount of benefit, which is more likely than not to be realized upon ultimate settlement.

The Company’s adoption of FIN No. 48 resulted in no adjustments to its financial statements for the year ended December 31, 2007.

The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of its provision for income taxes. As of December 31, 2008 and 2007, the Company had no accrual for payment of interest and penalties related to unrecognized tax benefits, nor were any amounts for interest or penalties recognized during the years ended December 31, 2008 and 2007.

(10) Retirement Plan

The Company sponsors a 401(k) plan (the Plan) for the benefit of employees who are at least 21 years of age. The Company’s management determines, at its discretion, the annual and matching contribution. The Company elected not to contribute to the Plan for the years ended December 31, 2008 and 2007.

(11) Commitments

               Leases

The Company leases its Mission Viejo, California facility under a noncancellable operating lease. The lease expires in February 2010. Rent expense for the years ended December 31, 2008 and 2007 totaled $164,254 and $177,780, respectively. Future minimum lease payments under non-cancelable operating leases during subsequent years are as follows:

December 31	Payments
2009	171,470
2010	28,690
Total	$200,160

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

(12) Concentrations

          Cash Concentrations

At times, cash balances held in financial institutions are in excess of federally insured limits. Management performs periodic evaluations of the relative credit standing of financial institutions and limits the amount of risk by selecting financial institutions with a strong credit standing.

          Major Customers

For the year ended December 31, 2008, two customers represented a total of 54% of revenues. As of December 31, 2008, accounts receivable due from these customers total approximately $1,989,000.

For the year ended December 31, 2007, three customers represented a total of 73% of revenues. As of December 31, 2007, gross accounts receivable due from these customers total approximately $1,078,000.

(13) Related Party Transactions

In September 2006, the Company entered in to a consulting agreement with John D. Pace, a director, and Chairman of the Board to provide support to the Company in the capacity of Chief Strategy Officer. Mr. Pace was entitled to receive $6,000 per month through December 2007 for his services. In addition, Mr. Pace was entitled to receive cash commission at a rate of 1% of the gross proceeds of a sale for any business closed through introductions made by him through December 2007. The agreement terminated December 31, 2007. In November 2007, the Company entered into a revised consulting agreement with Mr. Pace. Under this revised agreement, Mr. Pace was entitled to receive only the $6,000 per month through December 2008 for his services. The agreement terminated December 31, 2008. Total cash compensation to Mr. Pace for the years ended December 31, 2007 and 2008 was $72,000 and $82,000, respectively.  reference to the full text of such agreement, which is filed as Exhibit 10.2 to Form 10-QSB filed with the SEC on November 16, 2007.