Form 10-Q
period 2009-03-31
AUXILIO INC
filed 2009-05-14
CIK 1011432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
	[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

	[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______to________

Commission file number 000-27507

AUXILIO, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0350448
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

27401 Los Altos, Suite 100
Mission Viejo, California 92691
(Address of principal executive offices, zip code)

(949) 614-0700
(Issuer’s telephone number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yesþ No ☐.

Indicated by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes☐ No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer o	Accelerated filer o
Non-accelerated filer o	Smaller reporting company þ

Indicate by check mark whether the registrant is a shell company (as defined by Section 12b-2 of the Exchange Act). Yes ☐ Noþ.

The number of shares of the issuer's common stock, $0.001 par value, outstanding as of May 13, 2009 was 19,040,401.

	AUXILIO, INC.
	FORM 10-Q
	TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
		Page
Item 1	Financial Statements:
	Condensed Consolidated Balance Sheets
	as of March 31, 2009 (unaudited) and December 31, 2008	3
	Condensed Consolidated Statements of Operations
	for the Three Months Ended March 31, 2009 and 2008 (unaudited)	4
	Condensed Consolidated Statement of Stockholders’ Equity
	for the Three Months Ended March 31, 2009 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows
	for the Three Months Ended March 31, 2009 and 2008 (unaudited)	6
	Notes to Unaudited Condensed Consolidated Financial Statements	8
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	14
Item 4T	Controls and Procedures	17
PART II - OTHER INFORMATION
Item 1A	Risk Factors	18
Item 6	Exhibits	22

Signatures		23

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31, 2009	DECEMBER 31, 2008
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$1,919,315	$1,198,126
Accounts receivable, net	1,413,207	4,201,689
Supplies	642,171	745,207
Prepaid and other current assets	41,673	33,642
Loan acquisition costs, net	3,206	44,431
Total current assets	4,019,572	6,223,095

Property and equipment, net	189,356	129,614
Deposits	28,790	28,790
Goodwill	1,517,017	1,517,017
	$5,754,735	$7,898,516

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,544,070	$3,236,008
Accrued compensation and benefits	387,123	662,663
Deferred revenue	450,525	489,563
Current portion of note payable, net of discount of $1,689 at March 31,
2009 and $23,413 at December 31, 2008	1,180,311	1,308,587
Current portion of capital lease obligations	-	3,913
Total current liabilities	3,562,029	5,700,734

Capital lease obligations, noncurrent	24,203	-

Commitments and contingencies	-	-

Stockholders' equity:
Common stock, par value at $0.001, 33,333,333 shares authorized,
17,623,734 shares issued and outstanding at March 31, 2009 and
December 31, 2008, respectively	17,625	17,625
Additional paid-in capital	18,566,677	18,490,632
Accumulated deficit	(16,415,799)	(16,310,475)
Total stockholders' equity	2,168,503	2,197,782
Total liabilities and stockholders’ equity	$5,754,735	$7,898,516

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2009	2008
Revenues	$3,727,610	$3,773,316
Cost of revenues	2,864,897	3,118,528
Gross profit	862,713	654,788
Operating expenses:
Sales and marketing	261,814	322,148
General and administrative expenses	616,693	609,576
Intangible asset amortization	-	47,743
Total operating expenses	878,507	979,467
Loss from operations	(15,794)	(324,679)
Other income (expense):
Interest expense	(88,588)	(273,138)
Interest income	1,458	2,872
Total other income (expense)	(87,130)	(270,266)
Loss before provision for income taxes	(102,924)	(594,945)
Income tax expense	2,400	2,400
Net loss	$(105,324)	$(597,345)

Net loss per share:
Basic	$(0.01)	$(0.04)
Diluted	$(0.01)	$(0.05)

Number of weighted average shares:
Basic	17,623,734	16,235,309
Diluted	17,623,734	17,324,448

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 2009
(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2008	17,623,734	$17,625	$18,490,632	$(16,310,475)	$2,197,782
Stock compensation expense for options and
warrants granted to employees and directors	-	-	76,045	-	76,045
Net loss	-	-	-	(105,324)	(105,324)
Balance at March 31, 2009	17,623,734	$17,625	$18,566,677	$(16,415,799)	$2,168,503

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2009	2008
Cash flows provided by operating activities:
Net loss	$(105,324)	$(597,345)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	31,750	29,728
Amortization of intangible assets	-	47,743
Stock compensation expense for warrants and options issued to
employees and consultants	76,045	108,817
Interest expense related to amortization of warrants issued with
loans	21,723	21,723
Interest expense related to amortization of loan acquisition costs	41,225	41,225
Interest expense related to accretion of loan discount	-	147,812
Changes in operating assets and liabilities:
Accounts receivable	2,788,482	542,491
Recovery of bad debts	-	(28,510)
Supplies	103,036	48,488
Prepaid and other current assets	(8,031)	(16,348)
Accounts payable and accrued expenses	(1,691,938)	(147,533)
Accrued compensation and benefits	(275,540)	(171,892)
Deferred revenue	(39,038)	(16,906)
Net cash provided by operating activities	942,390	9,493
Cash flows (used for) investing activities:
Purchases of property and equipment	(66,396)	(15,320)
Net cash (used for) investing activities	(66,396)	(15,320)
Cash flows (used for) financing activities:
Payments on capital leases	(4,805)	(5,438)
Payments on notes payable and long-term debt	(150,000)	(150,000)
Net cash (used for) financing activities	(154,805)	(155,438)
Net increase (decrease) in cash and cash equivalents	721,189	(161,265)
Cash and cash equivalents, beginning of period	1,198,126	666,428
Cash and cash equivalents, end of period	$1,919,315	$505,163

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Three Months Ended March 31,
	2009	2008
Supplemental disclosure of cash flow information:

Interest paid	$25,335	$65,630

Income taxes paid	$51,900	$11,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Auxilio, Inc. and its subsidiaries (“the Company”) have been prepared in accordance with generally accepted accounting principles of the United States of America (“GAAP”) for interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission (SEC) on March 27, 2009.

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

     For the three months ended March 31, 2009, the Company was able to generate sufficient cash from revenues to cover its operating expenses. However, no assurances can be given that the Company can continue to generate sufficient revenues. The Company believes that the availability of funds from equity offerings, the growth of its customer base and cost containment efforts will enable the Company to generate positive operating cash flows and to continue its operations.

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

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) replaces SFAS No. 141, “Business Combinations”, and is effective for the Company for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141(R) requires the new acquiring entity to recognize all assets acquired and liabilities assumed in the transactions; establishes an acquisition-date fair value for acquired assets and liabilities; and fully discloses to investors the financial effect the acquisition will have. There was no impact on the Company’s consolidated financial position, results of operations and cash flows as a result of the implementation of SFAS 141(R).

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

     In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). Equity-linked instruments (or embedded features) that otherwise meet the definition of a derivative as outlined in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), are not accounted for as derivatives if certain criteria are met, one of which is that the instrument (or embedded feature) must be indexed to the entity’s own stock. EITF 07-5 provides guidance on how to determine if equity-linked instruments (or embedded features) such as warrants to purchase our stock and convertible notes are considered indexed to our stock. The Company will adopt EITF 07-5, effective October 1, 2009, and apply its provisions to outstanding instruments as of that date. The Company is evaluating the effect of adoption of EITF 07-5.

3. OPTIONS AND WARRANTS

Below is a summary of Auxilio stock option and warrant activity during the three month period ended March 31, 2009:

Options			Weighted Average
		Weighted Average	Remaining Term	Aggregate
	Shares	Exercise Price	in Years	Intrinsic Value
Outstanding at December 31, 2008	4,385,186	$1.15
Granted	939,000	0.55
Exercised	-	-
Cancelled	(25,151)	1.01
Outstanding at March 31, 2009	5,299,035	$1.05	7.57	$233,870
Exercisable at March 31, 2009	2,925,443	$1.18	6.37	$93,900

Warrants			Weighted Average
		Weighted Average	Remaining Term	Aggregate
	Shares	Exercise Price	in Years	Intrinsic Value
Outstanding at December 31, 2008	2,170,204	$1.37
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding at March 31, 2009	2,170,204	$1.43	2.71	$121,963
Exercisable at March 31, 2009	2,170,204	$1.43	2.71	$121,963

     During the three months ended March 31, 2009, the Company granted a total of 939,000 options to its employees and directors to purchase shares of the Company’s common stock at an exercise price range of $0.55 to $0.60 per share, which exercise price equals the fair value of the Company’s stock on the grant date. The options have either graded vesting annually over three years starting January 2009, or vesting over two years based on the achievement of certain financial goals. The fair value of the options was determined using the Black-Scholes option-pricing model. The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.10 to 0.19%; (ii) estimated volatility of 77.92 to 101.65%; (iii) dividend yield of 0.0%; and (iv) expected life of the options of three years.

     During the three months ended March 31, 2009, the Company amended a previous grant of a total of 500,000 warrants to its CEO and former CEO to purchase shares of the Company’s common stock at an exercise price of $0.55 per share, which exercise price equals the fair value of the Company’s stock on the date of amendment and an expiration date of March 31, 2011. The original grant had an exercise price of $0.30 per share and expired on March 31, 2009. The amended warrants were fully vested at the amendment date. The fair value of the amended warrants was determined using the Black-Scholes option-pricing model. The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.17%; (ii) estimated volatility of 72.81; (iii) dividend yield of 0.0%; and (iv) expected life of the warrants of two years. As the fair value of the amended award was less than the fair value of the old award immediately before the amendment, the Company was not required to recognize additional compensation expense with respect to this amendment.

     In November 2008 the Company entered into a five year joint marketing agreement with Sodexo Operations , LLC, (“Sodexo”) to provide Auxilio’s document services to Sodexo‘s healthcare customer base in the United States. Sodexo will invest in sales and marketing resources and assist the Company with marketing their document services to Sodexo’s US healthcare customer base of more than 1,600 hospitals. Under the terms of the agreement the Company expects to provide Sodexo with warrants to purchase up to two million shares of the Company’s common stock at a price of $1.50 per share. The first one hundred and fifty thousand warrants will vest six months after execution of the agreement. The balance of the warrants will vest after that in increments of between 75,000 and 500,000 shares dependent on the size and number of the new customer contracts that the Company enters into as a direct result of this agreement. The Company anticipates finalizing the warrant agreements during the second quarter of 2009.

     Beginning January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payments” (“SFAS No. 123(R)”) on a modified prospective transition method to account for its employee stock options and warrants. For the three months ended March 31, 2009 and 2008, stock-based compensation expense recognized in the statement of operations as follows:

	2009	2008
Cost of revenues	$22,810	$37,236
Sales and marketing	17,146	22,032
General and administrative expenses	36,089	49,549
Total stock based compensation expense	$76,045	$108,817
4.  NET LOSS PER SHARE

     Basic net loss per share is calculated using the weighted average number of shares of the Company’s common stock issued and outstanding during a certain period, and is calculated by dividing net loss by the weighted average number of shares of the Company’s common stock issued and outstanding during such period. Diluted net loss per share is calculated using the weighted average number of common and potentially dilutive common shares outstanding during the period, using the as-if converted method for secured convertible notes, and the treasury stock method for options and warrants.

                 The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2009	2008
Numerator:
Net (loss)	$(105,324)	$(597,345)
Effects of dilutive securities:
Convertible note payable	-	(217,800)
(Loss) after effects of conversion of note payable	$(105,324)	$(815,145)

Denominator:
Denominator for basic calculation weighted average shares	17,623,734	16,235,309
Dilutive common stock equivalents:
Secured convertible notes	-	1,109,119

Denominator for diluted calculation weighted average shares	17,623,734	17,344,428

Net loss per share:

Basic net loss per share	$(0.01)	$(0.04)

Diluted net loss per share	$(0.01)	$(0.05)

5. ACCOUNTS RECEIVABLE

A summary as of March 31, 2009 is as follows:

Trade receivable	$1,413,207
Allowance for doubtful accounts	-
Total accounts receivable	$1,413,207

6. NOTE PAYABLE

     In April 2006, the Company entered into a $3,000,000 Fixed Price Convertible Note (the “Note”) agreement with Laurus Master Fund (LMF). The term of the Note is for three years at an interest rate of prime (as reported by the Wall Street Journal) plus 2.0%. The Note is secured by all of the Company's cash, cash equivalents, accounts, accounts receivable, deposit accounts, inventory, equipment, goods, fixtures, documents, instruments, contract rights, general intangibles, chattel paper, supporting obligations, investment property, letter of credit rights and all intellectual property now existing or hereafter arising, and all proceeds thereof. The Note contains a provision whereby the fixed conversion price to convert the Note to equity was set at a premium to the average closing price of the Company’s common stock for the 10 days prior to the closing of the transaction based on a tiered schedule. The first third of the investment amount has a fixed conversion price of $1.68, the next third has a fixed conversion price of $1.78, and the last third has a fixed conversion price of $1.92. The Company shall reduce the principal Note by 1/60th per month starting 90 days after the closing, payable in cash or registered stock.

     The Company has provided a first lien on all assets of the Company. The Company will have the option of redeeming any outstanding principal of the Note by paying to LMF 120% of such amount, together with accrued but unpaid interest under this Note. LMF earned fees in the amount of 3.5% of the total investment amount at the time of closing. LMF also received a warrant to purchase 478,527 shares of the Company’s common stock (the “Warrant”). The exercise price of the warrant is $1.96, representing a 120% premium to the average closing price of the Company’s common stock for the 10 days prior to the closing of the transaction. The warrant has a term of seven years. In addition, the Company paid loan origination fees to LMF of $105,000. The Company filed a Registration Statement on Form SB-2 with the SEC for the purpose of registering for re-sale of all shares of common stock underlying the Note and the Warrant. On August 15, 2006, such registration statement was declared effective by the SEC.

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

     Interest charges associated with the convertible debentures, including amortization of the discount and loan acquisition costs totaled $87,811 for the three months ended March 31, 2009. In April 2009, the Company repaid the remaining principal balance of $1,182,000.

7. EMPLOYMENT AGREEMENTS

     On March 15, 2006, the Company entered in to an employment agreement with Etienne Weidemann to serve as President and Chief Operating Officer. This agreement was effective January 1, 2006, had a term of two years, and provided for a base annual salary of $175,000. Mr. Weidemann received 80,000 options and an annual bonus when certain earnings and revenue targets were accomplished. Mr. Weidemann became the Chief Executive Officer of the Company effective November 9, 2006. In November of 2007, the Company entered in to a new employment agreement with Mr. Weidemann, to continue to serve as the Company’s President and Chief Executive Officer effective January 1, 2008. The employment agreement has a term of two years, and provides for a base annual salary of $175,000 in 2008 and $190,000 in 2009. In 2008 Mr. Weidemann also participated in the Executive Bonus Plan whereby he was eligible to receive an annual bonus of 4.0% of positive EBITDA up to $3.5 million and 4.8% of EBITDA for amounts over $3.5 million. In 2009 the Compensation Committee adjusted the Executive Bonus Plan. Under the new plan, Mr. Weidemann can earn a maximum bonus of $69,300 with $34,650 earned if the Company books $20 million in new contracts in 2009 and $34,650 earned if the Company has gross margins from existing businesses of 24 percent in 2009. These bonus amounts are each reduced to a 50 percent payout if the actual performance falls short of the target by 15 percent or less. There is no payout if the actual performance falls short by more than 15 percent. Mr. Weidemann also can earn periodic commissions of 6.0% of the net cash flow from equipment sales up to $2.5 million annually and a 7.2% commission for amounts over $2.5 million. The Company may terminate Mr. Weidemann’s employment under this agreement without cause at any time on thirty days advance written notice, at which time Mr. Weidemann would receive severance pay for six months and be fully vested in all options and warrants granted to date.

     On March 15, 2006, the Company entered into an employment agreement with Paul T. Anthony to serve as Chief Financial Officer and Corporate Secretary. This new agreement was effective January 1, 2006, had a term of two years, and provided for a base annual salary of $170,000. Mr. Anthony received 75,000 options and an annual bonus when certain earnings and revenue targets were accomplished. In November of 2007, the Company entered in to a new employment agreement with Mr. Anthony, to continue to serve as the Company’s Chief Financial Officer effective January 1, 2008. The employment agreement has a term of two years, and provides for a base annual salary of $170,000 in year one and $185,000 in year two. Mr. Anthony also participated in the Executive Bonus Plan whereby he was eligible to receive an annual bonus of 2.5% of positive EBITDA up to $3.5 million and 3.0% of EBITDA for amounts over $3.5 million. In 2009 the Compensation Committee adjusted the Executive Bonus Plan. Under the new plan, Mr. Anthony can earn a maximum bonus of $42,900 with $21,450 earned if the Company books $20 million in new contracts in 2009 and $21,450 earned if the Company has gross margins from existing businesses of 24 percent in 2009. These bonus amounts are each reduced to a 50 percent payout if the actual performance falls short of the target by 15 percent or less. There is no payout if the actual performance falls short by more than 15 percent. Mr. Anthony also can earn periodic commissions of 3.0% of the net cash flow from equipment sales up to $2.5 million annually and a 3.6% commission for amounts over $2.5 million. The Company may terminate Mr. Anthony’s employment under this agreement without cause at any time on thirty days’ advance written notice, at which time Mr. Anthony would receive severance pay for six months and be fully vested in all options and warrants granted to date.

     On November 13 2007, the Company entered in to an employment agreement with Jacques Terblanche, to serve as the Company’s Chief Operations Officer effective January 1, 2008. Mr. Terblanche has been serving in this capacity for the last year as a consultant. The employment agreement has a term of two years, and provides for a base annual salary of $165,000 in year one and $180,000 in year two. Mr. Terblanche also participated in the Executive Bonus Plan whereby he was eligible to receive an annual bonus of 3.0% of positive EBITDA up to $3.5 million and 3.6% of EBITDA for amounts over $3.5 million. In 2009 the Compensation Committee adjusted the Executive Bonus Plan. Under the new plan, Mr. Terblanche can earn a maximum bonus of $56,100 with $28,050 earned if the Company books $20 million in new contracts in 2009 and $28,050 earned if the Company has gross margins from existing businesses of 24 percent in 2009. These bonus amounts are each reduced to a 50 percent payout if the actual performance falls short of the target by 15 percent or less. There is no payout if the actual performance falls short by more than 15 percent. Mr. Terblanche also can earn periodic commissions of 4.5% of the net cash flow from equipment sales up to $2.5 million annually and a 5.4% commission for amounts over $2.5 million. The Company may terminate Mr. Terblanche’s employment under this agreement without cause at any time on thirty days’ advance written notice, at which time Mr. Terblanche would receive severance pay for six months and be fully vested in all options and warrants granted to date.

8. CONCENTRATIONS

Cash Concentrations

     At times, cash balances held in financial institutions are in excess of federally insured limits. Management performs periodic evaluations of the relative credit standing of financial institutions and limits the amount of risk by selecting financial institutions with a strong credit standing.

Major Customers

     The Company's four largest customers accounted for approximately 72% of the Company's revenues for the three months ended March 31, 2009. Accounts receivable for these customers totaled approximately $1,774,000 as of March 31, 2009. The Company's three largest customers accounted for approximately 89% of the Company's revenues for the three months ended March 31, 2008.

9. SEGMENT REPORTING

     The Company has adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Since the Company operates in one business segment based on the Company’s integration and management strategies, segment disclosure has not been presented.

10. SUBSEQUENT EVENT

On May 9, 2009, the Company initiated and completed a private placement of 1,416,667 shares of its common stock at a purchase price of $0.60 per share with net proceeds of $760,000. The private placement was approved by the Company’s Board of Directors on March 19, 2009. The offering price of $0.60 per share was based on the closing sales price of the Company’s common stock on March 19, 2009. The offering was made in reliance on Rule 506 of Regulation D under the Securities Act of 1933.

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

     Readers should carefully review the risk factors described below under the heading "Risk Factors That May Affect Future Results" and in other documents we file from time to time with the Securities and Exchange Commission, including our Form 10-K for the fiscal year ended December 31, 2008. Our filings with the Securities and Exchange Commission, including our Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those filings, pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, are available free of charge at www.auxilioinc.com, when such reports are available at the Securities and Exchange Commission web site.

OVERVIEW

     Prior to March 2004, Auxilio, then operating under the name PeopleView, Inc. (“PeopleView”), developed, marketed and supported web based assessment and reporting tools and provided consulting services that enabled companies to manage their Human Capital Management needs in real-time. In March 2004, Auxilio decided to change its business strategy and sold the PeopleView business to Workstream, Inc. (“Workstream”). Following completion of the sale of PeopleView, Inc. to Workstream, the Company focused its business strategy on providing outsourced image management services to healthcare facilities.

     To facilitate this strategy, Auxilio, in April 2004, acquired Alan Mayo & Associates, dba The Mayo Group (“The Mayo Group” or “TMG”), a provider of integration strategies and outsourced services for document image management in healthcare facilities. It was this acquisition that formed the basis of Auxilio’s current operations.

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

Our common stock currently trades on the OTC Bulletin Board under the stock symbol “AUXO”.

     Where appropriate, references to “Auxilio,” the “Company,” “we,” “us” or “our” include Auxilio, Inc. and Auxilio Solutions, Inc.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

     Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. We evaluate these estimates on an ongoing basis, including those estimates related to customer programs and incentives, product returns, bad debts, inventories, investments, intangible assets, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for our judgments about the carrying values of assets and liabilities which are not readily apparent from other sources. As a result, actual results may differ from these estimates under different assumptions or conditions.

     We consider the following accounting policies to be most important to the portrayal of our financial condition and those that require the most subjective judgment:

  revenue recognition
  accounts receivable valuation and related reserves
  impairment of intangible assets
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

     You should refer to our Annual Report on Form 10-K filed on March 27, 2009 for a discussion of our critical accounting policies.

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

Revenue

     Revenue decreased by $45,706 to $3,727,610 for the three months ended March 31, 2009, as compared to the same period in 2008. Consistent revenues year over year are reflective of service revenues from a stable customer base with the addition of one recurring revenue contract as compared to last year. There have been no significant equipment sales to date in 2009 as compared to approximately $455,000 in equipment sales for the same period in 2008.

Cost of Revenue

     Cost of revenue consists of document imaging equipment, parts, supplies and salaries and expenses of field services personnel. Cost of revenue was $2,864,897 for the three months ended March 31, 2009, as compared to $3,118,528 for the same period in 2008. The decrease in the cost of revenue for the first quarter of 2009 is consistent with the slight decrease in revenues with the remainder of the decrease attributed to cost savings achieved from more efficient and effective operations in 2009 as our contracts mature as compared to the same period in 2008.

Sales and Marketing

     Sales and marketing expenses include salaries, commissions and expenses for sales and marketing personnel, travel and entertainment, and other selling and marketing costs. Sales and marketing expenses were $261,814 for the three months ended March 31, 2009, as compared to $322,148 for the same period in 2008. Sales and marketing expenses for the first quarter of 2009 are lower due to the fact that there were no sales commissions earned to date in 2009 along with the reduction in the fixed salary component of a sales executive.

General and Administrative

     General and administrative expenses include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses and other administrative costs. General and administrative expenses increased by $7,117 to $616,693 for the three months ended March 31, 2009, as compared to $609,576 for the three months ended March 31, 2008. General and administrative expenses remain stable as back office headcount and operating activities were consistent between the periods,

Intangible Asset Amortization

     As a result of our acquisition of The Mayo Group in 2004, we have recorded a substantial amount of goodwill, which is the excess of the cost of our acquired business over the fair value of the acquired net assets, and other intangible assets. We evaluate the goodwill for impairment at least annually. We examine the carrying value of our other intangible assets as current events and circumstances warrant a determination of whether there are any impairment losses. If indicators of impairment arise with respect to our other intangible assets and our future cash flows are not expected to be sufficient to recover the assets’ carrying amounts, an impairment loss will be charged as an expense in the period identified. To date, we have not identified any event that would indicate an impairment of the value of our goodwill recorded in our condensed consolidated financial statements.

     Amortization expense was zero for the three months ended March 31, 2009 compared to $47,743 for the same period in 2008. All intangible assets with estimated lives were fully amortized as of December 2008.

Other Income (Expense)

     Interest expense for the three months ended March 31, 2009 was $88,588, compared to $273,138 for the same period in 2008. The decrease is due to the declining principal balance on the loan from Laurus Master Fund and the payoff of the note with Cambria Investment Fund L.P. in July 2008. Interest costs with these debts included issue costs and accreted costs associated with warrants issued in connection with these borrowings. Interest income is primarily derived from short-term interest-bearing securities and money market accounts. Interest income for the three months ended March 31, 2009 was $1,458, as compared to $2,872 for the same period in 2008, the decrease due substantially to the declining yield rates available on invested cash and short-term investments.

Income Tax Expense

     Income tax expense for the three months ended March 31, 2009 of $2,400 represents the minimum tax liability due for state income taxes. Income tax expense for the three months ended March 31, 2008 of $2,400 also represents the minimum tax liability due for state income taxes

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2009, our cash and cash equivalents were $1,919,315 and our working capital was $457,543. Our principal cash requirements are for repayment of $1,182,000 due to Laurus Master Fund, which was paid in full in April 2009, and operating expenses, including equipment, supplies, employee costs, and capital expenditures and funding of the operations. Our primary sources of cash are service and equipment sale revenues, the exercise of warrants and the sale of common stock.

     During the three months ended March 31, 2009, our cash provided by operating activities amounted to $942,390, as compared to $9,493 provided by for the same period in 2008. The increase in cash provided in 2009 was primarily due to collection of accounts receivable for prior quarter equipment sales. Additionally, the Company has maintained a stable base of customers over this period and continues to benefit from cost savings initiatives in light of the current economic environment.

     In April 2006, we entered into a $3,000,000 Fixed Price Convertible Note (the “Note”) agreement with Laurus Master Fund (LMF). The term of the Note is for three years at an interest rate of prime, as quoted in the Wall Street Journal, plus 2.0%. We shall reduce the principal outstanding under the Note by 1/60th per month starting 90 days after the closing, payable in cash or registered stock. For the three months ended March 31, 2009, we repaid $150,000 in principal of the Note. In April 2009, we repaid the remaining principal balance of $1,182,000.

     In addition, in an effort to strengthen the Company’s balance sheet we completed a private placement in May 2009 selling 1,416,667 shares of our common stock at a purchase price of $.60 per share with net proceeds of $760,000.

     The Company continues to see improvement in its operations through the addition of a new customer in the third quarter of 2008, a recently signed letter of intent with a new customer in May 2009 and additional equipment sales to existing customers. We expect to close additional recurring revenue contracts to new customers throughout 2009 as well as additional equipment sales to existing customers. Management believes that cash generated from operations along with the funds raised in the private placement offering in April 2009 will be sufficient to sustain our business operations over the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

     Our off-balance sheet arrangements consist primarily of conventional operating leases, purchase commitments and other commitments arising in the normal course of business, as further discussed below under “Contractual Obligations and Commercial Commitments.” As of March 31, 2009, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

     As of March 31, 2009, expected future cash payments related to contractual obligations and commercial commitments were as follows:

	Payments Due by Period
	Total	Less than 1	1-3 years	3-5 years	More than 5
		year			years
Long-term debt	$1,182,000	$1,182,000	$-	$-	$-
Capital leases	24,203	-	24,203	-	-
Operating leases	157,793	157,793	-	-	-
Total	$1,363,996	$1,339,793	$24,203	$-	$-

ITEM 4T. CONTROLS AND PROCEDURES.

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

     We experienced a net operating loss of $15,794 for the three months ended March 31, 2009 and we have an accumulated deficit of $16,415,799 as of March 31, 2009. There can be no assurance that we will be able to operate profitably in the future. In the event that we are not successful in implementing our business plan, we will require additional financing in order to succeed. There can be no assurance that additional financing will be available now or in the future on terms that are acceptable to us. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures, all of which could have a material adverse effect on our business, financial condition or operating results. If sufficient capital cannot be obtained, we may be forced to significantly reduce operating expenses to a point which would be detrimental to business operations, or take other actions which could be detrimental to business prospects and result in charges which could be material to our operations and financial position. In the event that any future financing should take the form of the sale of equity securities, the current equity holders may experience dilution of their investments.

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

WE ARE DEPENDENT UPON OUR LARGEST CUSTOMERS.

     The loss of any key customer could have a material adverse effect upon our financial condition, business, prospects and results of operation. Our four largest customers represent approximately 72% of our revenues for the three months ended March 31, 2009. Although we anticipate that major customers will represent less than 56% of revenue for the 2009 fiscal year and less than 38% of revenue for the 2010 fiscal year, the loss of these customers may contribute to our inability to operate as a going concern and may require us to obtain additional equity funding or debt financing (beyond the amounts described above) to continue our operations. We cannot be certain that we will be able to obtain such additional financing on commercially reasonable terms, or at all.

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

     IF WE NEED ADDITIONAL FINANCING TO EXPAND OUR BUSINESS, FINANCING MAY NOT BE AVAILABLE ON FAVORABLE TERMS, IF AT ALL.

     We may need additional funds to expand. If we need additional financing, we cannot be certain that it will be available on favorable terms, if at all. Further, if we issue equity securities, stockholders will experience additional dilution and the equity securities may have seniority over our common stock. If we need funds and cannot raise them on acceptable terms, we may not be able to:

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

AUXILIO, INC.

Date: May 14, 2009	By:	/s/	Etienne Weidemann
Etienne Weidemann
Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2009		/s/	Paul T. Anthony
Paul T. Anthony
Chief Financial Officer
(Principal Accounting Officer)