Form 10-K/A
period 2008-12-31
AUXILIO INC
filed 2009-06-30
CIK 1011432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-K/A

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

Common Stock, $.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting companyx

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

At June 30, 2008 the aggregate market value of registrant’s voting securities (consisting of common stock) held by nonaffiliates of the registrant, based on the average bid price on such date of the Common Stock of $1.78 per share, was approximately $26 million. The Common Stock constitutes registrant’s only outstanding class of security.

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

Explanatory Note

     We are filing this Amendment to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the U.S. Securities and Exchange Commission (SEC) on June 25, 2009 in response to a request by the SEC to make certain changes to the disclosure in Item 9A(T) Controls and Procedures and Exhibits 31.1 and 31.2.

     Other than the change referred to above, all other information included in the above described Form 10-K remains unchanged. This amendment does not reflect events occurring after the filing of such Form 10-K and does not modify or update the disclosures therein in any way other than as required to reflect the amendment as described above and set forth below.

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

Liquidity and Capital Resources

     At December 31, 2008, our cash and cash equivalents were $1,198,126 and our working capital was $522,561. Our principal cash requirements are for repayment of $1,332,000 due to Laurus Master Fund in April 2009, and operating expenses, including equipment, supplies, employee costs, and capital expenditures and funding of the operations. Our primary sources of cash are service and equipment sale revenues, the exercise of warrants and the sale of common stock.

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

     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” as of the end of the period covered by report, pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of the end of the period covered by this report, were effective.

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

10.20	Amended and Restated Common Stock Purchase Warrant Agreement between Registrant and Etienne Weidemann, Chief Executive Officer, dated March 19, 2009 (Previously filed).
10.21	Amended and Restated Common Stock Purchase Warrant Agreement between Registrant and Joseph Flynn, former Chief Executive Officer, dated March 19, 2009 (Previously filed).
14	Registrants Code of Ethics (incorporated by reference to Exhibit 14.1 to the Registrant’s Form 10-KSB filed on April 14, 2004).
16.1	Letter regarding change in certifying accountants dated February 14, 2002 (incorporated by reference to Exhibit 16 to the Registrant’s Form 8-K filed on February 15, 2002).
16.2	Letter regarding change in certifying accountants dated December 22, 2005 (incorporated by reference to Exhibit 16.1 to the Registrant’s Form 8-K/A filed on January 24, 2006).
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a).
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a).
32.1	Certification of the CEO and CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Previously filed).

Signatures

     Pursuant to the requirements of Section 13 or 15(d) with the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By: /s/ Etienne Weidemann
Etienne Weidemann
Chief Executive Officer
Principal Executive Officer

June 30, 2009

By: /s/ Paul T. Anthony
Paul T. Anthony
Chief Financial Officer
Principal Financial Officer

June 30, 2009

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Etienne Weidemann	Chief Executive Officer	June 30, 2009
Etienne Weidemann	(Principal Executive Officer and Director)

/s/ Paul T. Anthony	Chief Financial Officer	June 30, 2009
Paul T. Anthony	(Principal Financial and Accounting Officer)

/s/ Edward Case	Director	June 30, 2009
Edward Case

/s/ Joseph Flynn	Director	June 30, 2009
Joseph Flynn

/s/ Michael Joyce	Director	June 30, 2009
Michael Joyce

/s/ John D. Pace	Director	June 30, 2009
John D. Pace	(Non-executive Chairman of the Board)

/s/ Max Poll	Director	June 30, 2009
Max Poll

/s/ Mark St. Clare	Director	June 30, 2009
Mark St. Clare

/s/ Michael Vanderhoof	Director	June 30, 2009
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

/s/ HASKELL & WHITE LLP

Irvine, California
March 27, 2009

AUXILIO, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

	As Of December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$1,198,126	$666,428
Accounts receivable, net	4,201,689	2,405,528
Prepaid and other current assets	33,642	46,980
Supplies	745,207	729,604
Loan acquisition costs, net	44,431	-
Total current assets	6,223,095	3,848,540

Property and equipment, net	129,614	208,936
Deposits	28,790	28,790
Loan acquisition costs, net	-	209,332
Intangible assets, net	-	190,973
Goodwill	1,517,017	1,517,017
	$7,898,516	$6,003,588

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$3,236,008	$1,566,260
Accrued compensation and benefits	662,663	486,110
Deferred revenue	489,563	382,895
Loan payable, net of discount of $197,083 at December 31, 2007	-	547,917
Current portion of note payable, net of discount of $23,413 at
December 31, 2008	1,308,587	600,000
Current portion of capital lease obligations	3,913	26,361
Total current liabilities	5,700,734	3,609,543

Note payable, less current portion, net of discount of $110,306
at December 31, 2007	-	1,221,694

Commitments and contingencies	-	-

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

AUXILIO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007
Net revenues	$21,016,012	$19,592,946
Cost of revenues	15,907,494	15,149,055
Gross profit	5,108,518	4,443,891
Operating expenses:
Sales and marketing	1,476,223	1,215,685
General and administrative expenses	2,868,460	2,290,433
Intangible asset amortization	190,973	238,165
Total operating expenses	4,535,656	3,744,283
Income from operations	572,862	699,608
Other income (expense):
Interest expense	(625,602)	(1,026,592)
Interest income	6,244	19,269
Gain on debt extinguishment	-	241,305
Total other income (expense)	(619,358)	(766,018)

Loss before provision for income taxes	(46,496)	(66,410)
Income tax expense	55,891	5,397
Net loss	$(102,387)	$(71,807)

Net loss per share:
Basic	$(0.01)	$0.00
Diluted	$(0.01)	$(0.01)

Number of weighted average shares outstanding –
Basic	16,834,408	16,142,604
Diluted	16,834,408	21,885,453

The accompanying notes are an integral part of these consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) YEARS ENDED DECEMBER 31, 2008 AND 2007

			Additional		Total
		Common Stock	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity(Deficit)

Balance at January 1, 2007	16,122,809	$16,124	$16,430,094	$(16,136,281)	$309,937

Stock compensation expense for
options and warrants granted to
employees and consultants	-	-	452,014	-	452,014

Beneficial conversion feature
associated with loan payable	-	-	100,000	-	100,000

Warrants vesting in connection
with restructuring of loan payable	-	-	128,124	-	128,124

Incremental fair value of
conversion feature on loan payable	-	-	80,208	-	80,208

Stock options exercised	12,500	13	5,862	-	5,875

Common stock issued for
conversion of note payable	100,000	100	167,900	-	168,000

Net loss	-	-	-	(71,807)	(71,807)

Balance at December 31, 2007	16,235,309	16,237	17,364,202	(16,208,088)	1,172,351
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

AUXILIO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

(1) Summary of Significant Accounting Policies

Business Activity

The origins of the Company date back to January of 2002, when the Company’s predecessor, e-Perception Technologies, Inc. (e-Perception), a Human Resources software concern, completed a tender offer with Corporate Development Centers, Inc. (CDC). CDC’s common stock traded on the OTC Bulletin Board. In connection with the tender offer, the stockholders of e-Perception received one (1) share of CDC for each four (4) shares of e-Perception common stock they owned prior to the tender offer. As a result, e-Perception became a wholly owned subsidiary of CDC. CDC subsequently changed its name to e-Perception, Inc. Approximately eighteen months later e-Perception changed its name to PeopleView, Inc. (PeopleView), which subsequently changed its name to Auxilio, Inc. (Auxilio). The stock now trades under the symbol AUXO.OB.

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

Fair Value of Financial Instruments

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” effective January 1, 2008, as required for financial assets and liabilities, on a prospective basis. SFAS 157 defines fair value, provides a framework for measuring fair value and expands the disclosures required for fair value measurements. The standard applies to other accounting pronouncements, but does not require any new fair value measurements. SFAS 157 did not have a material impact on the Company’s financial position or results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We have adopted FAS 159 effective January 1, 2008. The Company currently has no eligible items to elect this option. The Company intends to evaluate any future potential eligible items on an instrument by instrument basis.

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

(2) Accounts Receivable

 A summary of accounts receivable follows:

	As of December 31
	2008	2007
Trade	$4,201,689	$2,434,037
Allowance for doubtful accounts	-	(28,509)
	$4,201,689	$2,405,528

(3) Property and Equipment

A summary property and equipment follows:

	As of December 31
	2008	2007
Furniture and fixtures	$53,972	$53,972
Computers and office equipment	431,409	391,464
Fleet equipment	178,278	178,278
Leasehold improvements	25,202	25,202
	688,861	648,916
Less accumulated depreciation and amortization	(559,247)	(439,980)
	$129,614	$208,936

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

On December 31, 2008, the Loan expired thus ending the availability of the remaining unborrowed amount of $755,000.

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

(7) Warrants

Below is a summary of warrant activity during the years ended December 31, 2007 and 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value

Outstanding at January 1, 2007	2,451,742	$1.34	4.44	$65,650
Granted in 2007	717,500	$0.60
Exercised in 2007	-	$-
Cancelled in 2007	(121,555)	$1.62
Outstanding at December 31, 2007	3,047,687	$1.15
Granted in 2008	-	$-
Exercised in 2008	(471,250)	$.46
Cancelled in 2008	(406,233)	$.72
Outstanding at December 31, 2008	2,170,204	$1.37

Warrants exercisable at December 31, 2007	2,685,521	$1.21	3.96	$1,655,457

Warrants exercisable at December 31, 2008	2,170,204	$1.37	2.50	$159,088

The following tables summarize information about warrants outstanding and exercisable at December 31, 2008:

$0.30 to $0.75	878,750	2.24	$0.37	878,750	$0.37
$1.02 to $1.90	162,500	1.90	$1.80	162,500	$1.80
$1.90 to $2.00	941,041	3.10	$1.96	941,041	$1.96
$2.00 to $2.75	179,580	1.18	$2.36	179,580	$2.36
$3.00 to $12.00	8,333	1.33	$12.00	8,333	$12.00
$0.30 to $12.00	2,170,204	2.50	$1.37	2,170,204	$1.37

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

Additional information with respect to these Plans’ stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value

Outstanding at January 1, 2007	2,182,648	$1.39
Granted in 2007	2,293,000	$0.90
Exercised in 2007	(12,500)	$0.47
Cancelled in 2007	(205,500)	$1.49
Outstanding at December 31, 2007	4,257,648	$1.12	8.20	$2,335,007
Granted in 2008	238,500	$1.68
Exercised in 2008	-	$-
Cancelled in 2008	(110,962)	$1.49
Outstanding at December 31, 2008	4,385,186	$1.15	7.30	$2,335,007

Options exercisable at December 31, 2007	1,518,675	$1.32	6.48	$679,922

Options exercisable at December 31, 2008	2,527,326	$1.24	6.47	$20,960

The following table summarizes information about stock options outstanding and exercisable at December 31, 2008:

Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining in Contractual Life in Years	Outstanding Options Weighted Average Exercise Price	Number of Options Exercisable	Exercisable Options Weighted Average Exercise Price
$0.30 to $0.75	1,022,500	7.90	$0.53	343,500	$0.53
$0.75 to $0.90	928,330	5.38	$0.83	848,385	$0.83
$1.02 to $1.84	1,915,205	8.22	$1.37	863,790	$1.40
$1.90 to $2.00	444,818	6.20	$1.99	427,318	$2.00
$2.00 to $2.75	30,000	9.68	$2.15	-	$-
$3.00 to$6.75	44,333	3.85	$3.85	44,333	$3.85
$0.30 to $6.75	4,385,186	7.30	$1.15	2,527,326	$1.24

(9)  Income Taxes

For the years ended December 31, 2008 and 2007, the components of income tax expense are as follows:

	2008	2007
Current provision:
Federal	$4,238	$2,997
State	51,653	2,400
	55,891	5,397
Deferred benefit:
Federal	-	-
State	-	-
	-	-
Income tax expense	$55,891	$5,397

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

Major Customers

For the year ended December 31, 2008, there were two customers that each generated at least 10% of the Company’s revenues and these two customers represented a total of 54% of revenues. As of December 31, 2008, accounts receivable due from these customers total approximately $1,989,000.

For the year ended December 31, 2007, there were three customers that each generated at least 10% of the Company’s revenues and these three customers represented a total of 73% of revenues. As of December 31, 2007, gross accounts receivable due from these customers total approximately $1,078,000.

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