Form 10-Q
period 2009-06-30
AUXILIO INC
filed 2009-08-12
CIK 1011432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-Q
__________________

(Mark One)
[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

[   ]           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 000-27507
__________________

AUXILIO, INC.
(Exact name of registrant as specified in its charter)
__________________

Nevada	88-0350448
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

27401 Los Altos, Suite 100
Mission Viejo, California  92691
(Address of principal executive offices, zip code)

(949) 614-0700
(Registrant's telephone number, including area code )
__________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No .

Indicated by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes        No .

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

Indicate by check mark whether the registrant is a shell company (as defined by Section 12b-2 of the Exchange Act). Yes No ☑.

The number of shares of the issuer's common stock, $0.001 par value, outstanding as of August 12, 2009 was 19,040,401.

AUXILIO, INC.
FORM 10-Q

 PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2009	DECEMBER 31, 2008
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$2,011,777	$1,198,126
Accounts receivable, net	1,000,363	4,201,689
Supplies	666,250	745,207
Prepaid and other current assets	127,013	33,642
Loan acquisition costs, net	-	44,431
Total current assets	3,805,403	6,223,095

Property and equipment, net	168,695	129,614
Deposits	28,790	28,790
Goodwill	1,517,017	1,517,017
	$5,519,905	$7,898,516

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,579,804	$3,236,008
Accrued compensation and benefits	543,161	662,663
Deferred revenue	405,498	489,563
Current portion of note payable, net of discount of $23,413 at December 31, 2008	-	1,308,587
Current portion of capital lease obligations	-	3,913
Total current liabilities	2,528,463	5,700,734

Capital lease obligations, noncurrent	23,253	-

Commitments and contingencies	-	-

Stockholders' equity:
Common stock, par value at $0.001, 33,333,333 shares authorized, 19,040,401 and 17,623,734 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	19,042	17,625
Additional paid-in capital	19,489,082	18,490,632
Accumulated deficit	(16,539,935)	(16,310,475)
Total stockholders' equity	2,968,189	2,197,782
Total liabilities and stockholders’ equity	$5,519,905	$7,898,516

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Revenues	$3,853,901	$6,891,341	$7,581,511	$10,664,657
Cost of revenues	3,036,734	5,151,747	5,901,631	8,270,275

Gross profit	817,167	1,739,594	1,679,880	2,394,382

Operating expenses:
Sales and marketing	364,567	378,313	626,381	700,461
General and administrative expenses	571,434	632,069	1,188,128	1,241,644
Intangible asset amortization	-	47,743	-	95,487
Total operating expenses	936,001	1,058,125	1,814,509	2,037,592

Income (loss) from operations	(118,834)	681,469	(134,629)	356,790

Other income (expense):
Interest expense	(7,258)	(167,686)	(95,845)	(440,824)
Interest income	96	741	1,554	3,614
Gain on sale of fixed assets	1,860	-	1,860	-

Total other income (expense)	(5,302)	(166,945)	(92,431)	(437,210)

(Loss) income before provision for income taxes	(124,136)	514,524	(227,060)	(80,420)

Income tax expense	-	-	(2,400)	(2,400)

Net (loss) income	$(124,136)	$514,524	$(229,460)	$(82,820)

Net (loss) income per share:
Basic	$(.01)	$.03	$(.01)	$(.01)
Diluted	$(.01)	$.02	$(.01)	$(.01)

Number of weighted average shares:
Basic	18,573,697	16,235,309	18,096,091	16,235,309
Diluted	18,573,697	21,845,983	18,096,091	17,344,428

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 2009
(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2008	17,623,734	$17,625	$18,490,632	$(16,310,475)	$2,197,782
Stock compensation expense for options and warrants granted to employees and directors	-	-	158,059	-	158,059
Fair value of warrants issued for marketing services	-	-	76,807	-	76,807
Common stock issued in private placement, net of offering costs of $85,000	1,416,667	1,417	763,584	-	765,001
Net loss	-	-	-	(229,460)	(229,460)
Balance at June 30, 2009	19,040,401	$19,042	$19,489,082	$(16,539,935)	$2,968,189

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2009	2008
Cash flows provided by operating activities:
Net loss	$(229,460)	$(82,820)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	58,357	58,844
Amortization of intangible assets	-	95,487
Stock compensation expense for warrants and options issued to employees and consultants	158,059	201,985
Fair value of warrants issued for marketing services	76,807	-
Interest expense related to amortization of warrants issued with loans	23,412	43,446
Interest expense related to amortization of loan acquisition costs	44,431	82,450
Interest expense related to accretion of loan discount	-	197,083
Changes in operating assets and liabilities:
Accounts receivable	3,201,326	(2,010,512)
Recovery of bad debts	-	(28,510)
Supplies	78,957	115,991
Prepaid and other current assets	(93,371)	506
Accounts payable and accrued expenses	(1,656,204)	1,534,445
Accrued compensation and benefits	(119,502)	99,976
Deferred revenue	(84,065)	35,043
Net cash provided by operating activities	1,458,747	343,414
Cash flows (used for) investing activities:
Purchases of property and equipment	(72,342)	(8,710)
Net cash (used for) investing activities	(72,342)	(8,710)
Cash flows (used for) financing activities:
Net proceeds from issuance of common stock	765,001	-
Payments on capital leases	(5,755)	(12,026)
Payments on notes payable and long-term debt	(1,332,000)	(300,000)
Net cash (used for) financing activities	(572,754)	(312,026)
Net increase in cash and cash equivalents	813,651	22,678
Cash and cash equivalents, beginning of period	1,198,126	666,428
Cash and cash equivalents, end of period	$2,011,777	$689,106

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Six Months Ended June 30,
	2009	2008
Supplemental disclosure of cash flow information:

Interest paid	$ 27,683	$ 119,486

Income taxes paid	$ 62,000	$ 11,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

1.           BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Auxilio, Inc. and its subsidiaries (“the Company”) have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on March 27, 2009.

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

For the six months ended June 30, 2009, the Company was able to generate sufficient cash from revenues to cover its operating expenses. The Company believes that the availability of funds from the growth of its customer base and cost containment efforts will enable the Company to generate positive operating cash flows and to continue its operations.

The continuing deterioration in the global credit markets, the financial services industry and the U.S. economy as a whole have been experiencing a period of substantial turmoil and uncertainty characterized by unprecedented intervention by the United States federal government and the failure, bankruptcy, or sale of various financial and other institutions. The impact of these events on our business and the severity of the current economic crisis is uncertain. It is possible that the current crisis in the global credit markets, the financial services industry and the U.S. economy may adversely affect our business, vendors and prospects as well as our liquidity and financial condition.  As a result no assurances can be given as to the Company’s ability to maintain its customer base and generate positive cash flows.  Although the Company has been able to raise additional working capital through convertible note agreements and private placement offerings of its common stock, the Company may not be able to continue this practice in the future nor may the Company be able to obtain additional working capital through other debt or equity financings. In the event that sufficient capital cannot be obtained, the Company may be forced to significantly reduce operating expenses to a point that would be detrimental to the Company’s business operations and business development activities. These courses of action may be detrimental to the Company’s business prospects and result in material charges to its operations and financial position.  In the event that any future financing should take the form of the sale of equity securities, the current equity holders may experience dilution of their investments.

The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries.  All intercompany balances and transactions have been eliminated.

The accompanying financial statements do not include a statement of comprehensive income because there were no items that would require adjustment of net income to comprehensive income during the reporting periods.

The Company has performed an evaluation of subsequent events through the date of filing these financial statements with the SEC on August 12, 2009.

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

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). Equity-linked instruments (or embedded features) that otherwise meet the definition of a derivative as outlined in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), are not accounted for as derivatives if certain criteria are met, one of which is that the instrument (or embedded feature) must be indexed to the entity’s own stock. EITF 07-5 provides guidance on how to determine if equity-linked instruments (or embedded features) such as warrants to purchase our stock and convertible notes are considered indexed to our stock. The Company adopted EITF 07-5, effective January 1, 2009, and applied its provisions to outstanding instruments as of that date. The Company does not expect the financial statements to be materially affected as a result of the adoption of EITF 07-05.

In May 2009, the FASB issued SFAS No. 16, ‘Subsequent Events” (“SFAS 165”), to establish the general standards of accounting for and disclosure of events or transactions that occur after the balance sheet date but before the financial statements are issued. SFAS 165 requires entities to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date that the financial statements were issued or available to be issued. SFAS 165 became effective for the Company on June 30, 2009 and did not have a material impact on its financial statements.

In June 2009, the FASB issued SFAS NO. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”) as the source of authoritative U.S. generally accepted accounted principles recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative generally accepted accounting principles for SEC registrants. On the effective date of this statement, the codification included within SFAS168 will supersede all then existing non-SEC accounting and reporting standards. SFAS 168 is effective for the Company’s financial statements for the three and nine months ended September 30, 2009. The Company does not anticipate that the adoption of SFAS 168 will have a material impact on its financial statements.

3.           OPTIONS AND WARRANTS

Below is a summary of Auxilio stock option and warrant activity during the six month period ended June 30, 2009:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2008	4,385,186	$1.15
Granted	1,099,000	0.61
Exercised	-	-
Cancelled	(36,189)	1.15
Outstanding at June 30, 2009	5,447,997	$1.04	7.39	$234,245
Exercisable at June 30, 2009	3,059,597	$1.17	6.20	$93,900

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2008	2,170,204	$1.37
Granted	2,141,667	1.44
Exercised	-	-
Cancelled	-	-
Outstanding at June 30, 2009	4,311,871	$1.44	2.87	$129,046
Exercisable at June 30, 2009	2,461,871	$1.39	2.87	$129,046

During the six months ended June 30, 2009, the Company granted a total of 1,099,000 options to its employees and directors to purchase shares of the Company’s common stock at an exercise price range of $0.55 to $1.01 per share, which exercise price equals the fair value of the Company’s stock on the grant date.  The options have either graded vesting annually over three years starting January 2009, or vesting over two years based on the achievement of certain financial goals.  The fair value of the options was determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.10 to 0.22%; (ii) estimated volatility of 77.92 to 101.65%; (iii) dividend yield of 0.0%; and (iv) expected life of the options of three years.

On March 19, 2009, the Company amended a previous grant of a total of 500,000 warrants to its CEO and former CEO to purchase shares of the Company’s common stock at an exercise price of $0.55 per share, which exercise price equals the fair value of the Company’s stock on the date of amendment and an expiration date of March 31, 2011.  The original grant had an exercise price of $0.30 per share and expired on March 31, 2009. The amended warrants were fully vested at the amendment date. The fair value of the amended warrants was determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.17%; (ii) estimated volatility of 72.81; (iii) dividend yield of 0.0%; and (iv) expected life of the warrants of two years.  As the fair value of the amended award was less than the fair value of the old award immediately before the amendment, the Company was not required to recognize additional compensation expense with respect to this amendment.

In November 2008 the Company entered into a five year joint marketing agreement with Sodexo Operations, LLC, (“Sodexo”) to provide Auxilio’s document services to Sodexo‘s healthcare customer base in the United States.  Sodexo will invest in sales and marketing resources and assist the Company with marketing their document services to Sodexo’s US healthcare customer base of more than 1,600 hospitals.  Under the terms of the agreement the Company provided Sodexo with a warrant to purchase up to two million shares of the Company’s common stock at a price of $1.50 per share.  The first one hundred and fifty thousand warrants vested on June 2, 2009. The fair value of these warrants totaled $76,807 as determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.20%; (ii) estimated volatility of 85,07%; (iii) dividend yield of 0.0%; and (iv) contractual life of the warrants of five years. The balance of the warrants will vest after that in increments of between 75,000 and 500,000 shares dependent on the size and number of the new customer contracts that the Company enters into as a direct result of this agreement.

In May 2009 the Company initiated and completed a private placement offering of its common stock (Note 10). As part of the offering the Company issued an immediately exercisable warrant to Cambria Capital, LLC to purchase 141,667 of the Company’s common stock at a price of $0.60 per share. The fair value of these warrants totaled $123,709 as determined using the Black-Scholes option-pricing model.  This amount was charged to marketing expense for the three months ended June 30 2009.The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.17%; (ii) estimated volatility of 104.59%; (iii) dividend yield of 0.0%; and (iv) expected life of the warrants of seven years.

For the three and six months ended June 30, 2009 and 2008, stock-based compensation expense recognized in the statement of operations as follows:

	Three Months		Six months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Cost of revenues	$27,921	$26,875	$50,731	$64,111
Sales and marketing	17,097	19,405	34,242	41,437
General and administrative expense	36,997	46,888	73,086	96,437
Total stock based compensation expense	$82,015	$93,168	$158,059	$201,985

4.           NET INCOME (LOSS) PER SHARE

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

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Numerator:
Net income (loss)	$(124,136)	$514,524	$(229,460)	$(82,820)
Effects of dilutive securities:
Convertible notes payable	-	(137,234)	-	(120,693)
Income (loss) after effects of conversion of note payable	$(124,136)	$377,290	$(229,460)	$(203,513)

Denominator:
Denominator for basic calculation weighted average shares	18,573,697	16,235,309	18,096,091	16,235,309

Dilutive common stock equivalents:
Secured convertible notes	-	2,648,511	-	1,109,119
Options and warrants	-	2,962,163	-	-

Denominator for diluted calculation weighted average shares	18,573,697	21,845,983	18,096,091	17,344,428

Net income (loss) per share:
Basic net income (loss) per share	$(.01)	$.03	$(.01)	$(.01)

Diluted net income (loss) per share	$(.01)	$.02	$(.01)	$(.01)

5.           ACCOUNTS RECEIVABLE

A summary as of June 30, 2009 is as follows:

Trade receivable	$1,000,363
Allowance for doubtful accounts	-
Total accounts receivable	$1,000,363

6.           NOTE PAYABLE

In April 2006, the Company entered into a $3,000,000 Fixed Price Convertible Note (the “Note”) agreement with Laurus Master Fund (LMF). The term of the Note is for three years at an interest rate of prime (as reported by the Wall Street Journal) plus 2.0%. The Note was secured by all of the Company's cash, cash equivalents, accounts, accounts receivable, deposit accounts, inventory, equipment, goods, fixtures, documents, instruments, contract rights, general intangibles, chattel paper, supporting obligations, investment property, letter of credit rights and all intellectual property now existing or hereafter arising, and all proceeds thereof. The Note contained a provision whereby the fixed conversion price to convert the Note to equity was set at a premium to the average closing price of the Company’s common stock for the 10 days prior to the closing of the transaction based on a tiered schedule. The first third of the investment amount had a fixed conversion price of $1.68, the next third had a fixed conversion price of $1.78, and the last third had a fixed conversion price of $1.92. The Company reduced the principal Note by 1/60th per month starting 90 days after the closing, payable in cash or registered stock.

The Company provided a first lien on all assets of the Company. The Company had the option of redeeming any outstanding principal of the Note by paying to LMF 120% of such amount, together with accrued but unpaid interest under this Note. LMF earned fees in the amount of 3.5% of the total investment amount at the time of closing. LMF also received a warrant to purchase 478,527 shares of the Company’s common stock (the “Warrant”). The exercise price of the warrant is $1.96, representing a 120% premium to the average closing price of the Company’s common stock for the 10 days prior to the closing of the transaction. The warrant has a term of seven years. In addition, the Company paid loan origination fees to LMF of $105,000.  The Company filed a Registration Statement on Form SB-2 with the SEC for the purpose of registering for re-sale of all shares of common stock underlying the Note and the Warrant. On August 15, 2006, such registration statement was declared effective by the SEC.

The Company determined that the conversion feature embedded in the notes payable satisfied the definition of a conventional convertible instrument under the guidance provided in EITF 00-19 and EITF 05-02, as the conversion option’s value may only be realized by the holder by exercising the option and receiving a fixed number of shares. As such, the embedded conversion option in the notes payable qualifies for equity classification under EITF 00-19, qualifies for the scope exception of paragraph 11(a) of SAFS 133, and is not bifurcated from the host contract. The Company also determined that the warrants issued to LMF qualify for equity classification under the provisions of SFAS 133 and EITF 00-19. In accordance with the provisions of Accounting Principles Board Opinion No. 14, the Company allocated the net proceeds received in this transaction to each of the convertible debentures and common stock purchase warrants based on their relative estimated fair values. As a result, the Company allocated $2,739,320 to the convertible debentures and $260,680 to the common stock purchase warrants, which was recorded in additional paid-in-capital. In accordance with the consensus of EITF issues 98-5 and 00-27, management determined that the convertible debentures did not contain a beneficial conversion feature based on the effective conversion price after allocating proceeds of the convertible debentures to the common stock purchase warrants. The amounts recorded for the common stock purchase warrants were amortized as interest expense over the term of the convertible debentures.

Interest charges associated with the convertible debentures, including amortization of the discount and loan acquisition costs totaled $94,545 for the six months ended June 30, 2009. During the six months ended June 30, 2009, the Company repaid the remaining principal balance of $1,332,000.

7.	EMPLOYMENT AGREEMENTS

On March 15, 2006, the Company entered in to an employment agreement with Etienne Weidemann to serve as President and Chief Operating Officer. This agreement was effective January 1, 2006, had a term of two years, and provided for a base annual salary of $175,000. Mr. Weidemann received 80,000 options and an annual bonus when certain earnings and revenue targets were accomplished. Mr. Weidemann became the Chief Executive Officer (“CEO”) of the Company effective November 9, 2006. In November of 2007, the Company entered in to a new employment agreement with Mr. Weidemann, to continue to serve as the Company’s President and CEO effective January 1, 2008. The employment agreement has a term of two years, and provides for a base annual salary of $175,000 in 2008 and $190,000 in 2009. In 2008 Mr. Weidemann also participated in the Executive Bonus Plan whereby he was eligible to receive an annual bonus of 4.0% of positive EBITDA up to $3.5 million and 4.8% of EBITDA for amounts over $3.5 million. In 2009 the Compensation Committee adjusted the Executive Bonus Plan. Under the new plan, Mr. Weidemann can earn a maximum bonus of $69,300 with $34,650 earned if the Company books $20 million in new contracts in 2009 and $34,650 earned if the Company has gross margins from existing businesses of 24 percent in 2009. These bonus amounts are each reduced to a 50 percent payout if the actual performance falls short of the target by 15 percent or less. There is no payout if the actual performance falls short by more than 15 percent. Mr. Weidemann also can earn periodic commissions of 6.0% of the net cash flow from equipment sales up to $2.5 million annually and a 7.2% commission for amounts over $2.5 million.  The Company may terminate Mr. Weidemann’s employment under this agreement without cause at any time on thirty days advance written notice, at which time Mr. Weidemann would receive severance pay for six months and be fully vested in all options and warrants granted to date.

On March 15, 2006, the Company entered into an employment agreement with Paul T. Anthony to serve as Chief Financial Officer (“CFO”) and Corporate Secretary. This new agreement was effective January 1, 2006, had a term of two years, and provided for a base annual salary of $170,000. Mr. Anthony received 75,000 options and an annual bonus when certain earnings and revenue targets were accomplished. In November of 2007, the Company entered in to a new employment agreement with Mr. Anthony, to continue to serve as the Company’s CFO effective January 1, 2008. The employment agreement has a term of two years, and provides for a base annual salary of $170,000 in year one and $185,000 in year two. Mr. Anthony also participated in the Executive Bonus Plan whereby he was eligible to receive an annual bonus of 2.5% of positive EBITDA up to $3.5 million and 3.0% of EBITDA for amounts over $3.5 million. In 2009 the Compensation Committee adjusted the Executive Bonus Plan. Under the new plan, Mr. Anthony can earn a maximum bonus of $42,900 with $21,450 earned if the Company books $20 million in new contracts in 2009 and $21,450 earned if the Company has gross margins from existing businesses of 24 percent in 2009. These bonus amounts are each reduced to a 50 percent payout if the actual performance falls short of the target by 15 percent or less. There is no payout if the actual performance falls short by more than 15 percent. Mr. Anthony also can earn periodic commissions of 3.0% of the net cash flow from equipment sales up to $2.5 million annually and a 3.6% commission for amounts over $2.5 million.  The Company may terminate Mr. Anthony’s employment under this agreement without cause at any time on thirty days’ advance written notice, at which time Mr. Anthony would receive severance pay for six months and be fully vested in all options and warrants granted to date.

On November 13 2007, the Company entered in to an employment agreement with Jacques Terblanche, to serve as the Company’s Chief Operations Officer effective January 1, 2008. Effective June 10, 2009, the Company appointed Mr. Terblanche to serve as the Company’s President. As President, Mr. Terblanche will report to the CEO and will be responsible for business development, continued research and development of the Company’s product offerings, and support of client operations.  The employment agreement has a term of two years, and provides for a base annual salary of $165,000 in year one and $180,000 in year two. Mr. Terblanche also participated in the Executive Bonus Plan whereby he was eligible to receive an annual bonus of 3.0% of positive EBITDA up to $3.5 million and 3.6% of EBITDA for amounts over $3.5 million. In 2009 the Compensation Committee adjusted the Executive Bonus Plan. Under the new plan, Mr. Terblanche can earn a maximum bonus of $56,100 with $28,050 earned if the Company books $20 million in new contracts in 2009 and $28,050 earned if the Company has gross margins from existing businesses of 24 percent in 2009. These bonus amounts are each reduced to a 50 percent payout if the actual performance falls short of the target by 15 percent or less. There is no payout if the actual performance falls short by more than 15 percent. Mr. Terblanche also can earn periodic commissions of 4.5% of the net cash flow from equipment sales up to $2.5 million annually and a 5.4% commission for amounts over $2.5 million.  The Company may terminate Mr. Terblanche’s employment under this agreement without cause at any time on thirty days’ advance written notice, at which time Mr. Terblanche would receive severance pay for six months and be fully vested in all options and warrants granted to date.

On June 10, 2009, the Company appointed Sasha Gala to the office of Chief Operating Officer, or COO. As COO, Ms. Gala will report to the CEO and will be responsible for developing and directing the management of the Company’s customer base and operations staff. Ms. Gala joined the Company in October of 2005 as Resident Director for California Pacific Medical Center (CPMC) in San Francisco and was promoted in 2008 to Senior Vice President of West Coast Operations for the Company. Ms. Gala will be paid an annual base salary of $159,500. She will also receive the customary employee benefits paid by the Company and be eligible for commissions and an annual Incentive Compensation Plan bonus that could pay up to 10% of her base salary.

8.           CONCENTRATIONS

Cash Concentrations

At times, cash balances held in financial institutions are in excess of federally insured limits. Management performs periodic evaluations of the relative credit standing of financial institutions and limits the amount of risk by selecting financial institutions with a strong credit standing.

Major Customers

The Company's three largest customers accounted for approximately 62% of the Company's revenues for the six months ended June 30, 2009.  Accounts receivable for these customers totaled approximately $943,000 as of June 30, 2009 which is substantially all of the Company’s accounts receivable balance. The Company's three largest customers accounted for approximately 70% of the Company's revenues for the six months ended June 30, 2008.

9.             SEGMENT REPORTING

The Company has adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  Since the Company operates in one business segment based on the Company’s integration and management strategies, segment disclosure has not been presented.

10.           EQUITY TRANSACTIONS

On May 9, 2009, the Company completed a private placement of 1,416,667 shares of its common stock at a purchase price of $0.60 per share with gross proceeds of $850,000. The Company paid a finder’s fee of $85,000 to Cambria Capital, LLC in connection with the private placement and also issued them a warrant to purchase 141,667 shares of common stock at a price of $0.60. Please refer to Note 3 for valuation parameters and treatment of these warrants.  The private placement was approved by the Company’s Board of Directors on March 19, 2009. The offering price of $0.60 per share was based on the closing sales price of the Company’s common stock on March 19, 2009. The offering was made in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506 promulgated thereunder.

11.           SUBSEQUENT EVENTS

On August 5, 2009, the Board of Directors terminated the employment of its CEO, Etienne Weidemann.

On August 5, 2009 the Board of Directors appointed Mr. Joseph Flynn as CEO effective August 31, 2009. Mr. Flynn has served as a member of the Board of Directors since 2003. He previously held the position of CEO for the Company from 2003 to 2006, having resigned to take a position as the Vice President of the Sport Group for the Nielsen Company.

In connection with such appointment, the Company and Mr. Flynn entered into that certain Executive Employment Agreement, effective as of August 31, 2009 (the “Flynn Employment Agreement”).  The Flynn Employment Agreement provides that Mr. Flynn will be employed by the Company as President and Chief Executive Officer, for an initial term beginning on August 31,

2009 and ending on December 31, 2011, at an initial base salary of $250,000 and incentive compensation as more specifically set forth in the Flynn Employment Agreement.  Upon termination of Mr. Flynn’s employment by the Company other than for cause or by Mr. Flynn for good reason, the Company shall continue paying Mr. Flynn’s salary for six (6) months and accelerate the vesting of Company options and/or warrants issued to Mr. Flynn.

On August 10, 2009, the Board of Directors of the Company appointed Paul Anthony to serve as the interim President and Chief Executive Officer of the Company until the effective date of Mr. Flynn’s appointment as President and Chief Executive Officer of the Company.

On August 5, 2009, the President of the Company, Jacques Terblanche tendered his resignation with the Company. The Company accepted Mr. Terblanche’s resignation effective as of August 5, 2009.

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OFOPERATIONS.

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q.  This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act, and is subject to the safe harbors created by those sections.  Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may," "will" and variations of these words or similar expressions are intended to identify forward-looking statements.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements.  These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict.  Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements.

Due to possible uncertainties and risks, readers are cautioned not to place undue reliance on the forward-looking statements contained in this Quarterly Report, which speak only as of the date of this Quarterly Report, or to make predictions about future performance based solely on historical financial performance.  We disclaim any obligation to update forward-looking statements contained in this Quarterly Report.

Readers should carefully review the risk factors described below under the heading "Risk Factors"  and in other documents we file from time to time with the SEC, including our Form 10-K for the fiscal year ended December 31, 2008.  Our filings with the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those filings, pursuant to Sections 13(a) and 15(d) of the Exchange Act, are available free of charge at www.auxilioinc.com, when such reports are available at the SEC web site.

OVERVIEW

Prior to March 2004, Auxilio, then operating under the name PeopleView, Inc. (“PeopleView”), developed, marketed and supported web based assessment and reporting tools and provided consulting services that enabled companies to manage their Human Capital Management needs in real-time.  In March 2004, Auxilio decided to change its business strategy and sold the PeopleView business to Workstream, Inc. (“Workstream”). Following completion of the sale of PeopleView to Workstream, the Company focused its business strategy on providing outsourced image management services to healthcare facilities.

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

Where appropriate, references to “Auxilio,” the “Company,” “we,” “us” or “our” include Auxilio, Inc. and Auxilio Solutions, Inc.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities.  We evaluate these estimates on an on-going basis, including those estimates related to customer programs and incentives, product returns, bad debts, inventories, investments, intangible assets, income taxes, contingencies and litigation.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  The results of these estimates form the basis for our judgments about the carrying values of assets and liabilities which are not readily apparent from other sources.  As a result, actual results may differ from these estimates under different assumptions or conditions.

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

RESULTS OF OPERATIONS

For the Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

Revenue

Revenue decreased by $3,037,440 to $3,853,901 for the three months ended June 30, 2009, as compared to the same period in 2008.  Consistent revenues year over year are reflective of service revenues from a stable customer base with the addition of one recurring revenue contract as compared to last year. There were approximately $50,000 of equipment sales for the three months ended June 30, 2009 as compared to approximately $3,300,000 in equipment sales for the same period in 2008.

Cost of Revenue

Cost of revenue consists of document imaging equipment, parts, supplies and salaries and expenses of field services personnel.  Cost of revenue was $3,036,734 for the three months ended June 30, 2009, as compared to $5,151,747 for the same period in 2008.  This decrease is the result of decreased equipment sales in the second quarter of 2009.

Sales and Marketing

Sales and marketing expenses include salaries, commissions and expenses for sales and marketing personnel, travel and entertainment, and other selling and marketing costs.  Sales and marketing expenses were $364,567 for the three months ended June 30, 2009, as compared to $378,313 for the same period in 2008. Included in sales and marketing costs for the three months ended June 30, 2009 is a charge of $76,807 in connection with warrants issued to Sodexo for marketing services under a joint marketing agreement. Such charges for this agreement began in 2009. Aside from this cost, sales and marketing expenses decreased for the three months ended June 30, 2009 as a result of no sales commissions paid for new sales or equipment sales in 2009.

General and Administrative

General and administrative expenses include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses and other administrative costs. General and administrative expenses decreased by $60,635 to $571,434 for the three months ended June 30, 2009, as compared to $632,069 for the same period in 2008. The decrease is primarily a result of performance based bonuses earned during the second quarter of 2008 which were not earned in 2009 due to the decrease in equipment revenues.

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

Amortization expense was zero for the three months ended June 30, 2009 compared to $47,743 for the same period in 2008. The reduction is a result of the full amortization of identifiable tangible assets as of the end of 2008.

Other Income (Expense)

Interest expense for the three months ended June 30, 2009 was $7,258, compared to $167,686 for the same period in 2008.   The reduction in expense is a result of the early April 2009 payoff of the remaining principal balance of the loan from Laurus Master Fund and the July 2008 payoff and conversion of the loan from Cambria Investment Fund L.P. Interest income is primarily derived from short-term interest-bearing securities and money market accounts.  Interest income for the three months ended June 30, 2009 was $96, as compared to $741 for the same period in 2008, primarily due to a decrease in earnings rates of invested cash.

Income Tax Expense

There was no income tax expense for the three months ended June 30, 2009 or 2008.

For the Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

Revenue

Revenue decreased $3,083,146 to $7,581,511 for the six months ended June 30, 2009, as compared to the same period in 2008.  Recurring service revenue is relatively stable as the customer base has remained consistent over the periods compared. Recurring service revenue for the six months ended June 30, 2009 totals approximately $7,500,000 compared to approximately $6,900,000 for the same period in 2008.  The increase is primarily attributable to the addition of a new continuing service revenue customer in the third quarter of 2008. Equipment revenue totals $60,000 for the six months ended June 30, 2009 compared to approximately $3,800,000 for the same period in 2008.

Cost of Revenue

Cost of revenue consists of document imaging equipment, parts, supplies and salaries and expenses of field services personnel.  Cost of revenue decreased $2,368,644 to $5,901,631 for the six months ended June 30, 2009, as compared to $8,270,275 for the same period in 2008. Service costs increased during the first six months of 2009 to accommodate the increase in recurring service customers, while equipment costs decreased as a result of the lack of equipment revenues during this same period.

Sales and Marketing

Sales and marketing expenses include salaries, commissions and expenses for sales and marketing personnel, travel and entertainment, and other selling and marketing costs.  Sales and marketing expenses were $626,381 for the six months ended June 30, 2009, as compared to $700,461 for the same period in 2008. Included in sales and marketing costs for the six months ended June 30, 2009 is a charge of $76,807 in connection with warrants issued to Sodexo for marketing services under a joint marketing agreement. Such charges for this agreement began in 2009. Aside from this cost, sales and marketing expenses decreased for the six months ended June 30, 2009 as a result of no sales commissions paid for new sales or equipment sales in 2009.

General and Administrative

General and administrative expenses include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses and other administrative costs. General and administrative expenses decreased by $53,516 to $1,188,128 for the six months ended June 30, 2009, as compared to $1,241,644 for the same period in 2008. While the Company’s general and administrative staff headcount has remained consistent over the periods compared, the decrease is primarily a result of performance based bonuses earned during the first six months of 2008 which were not earned in 2009 due to the decrease in equipment revenues.

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

Amortization expense was zero for the six months ended June 30, 2009 compared to $95,487 for the same period in 2008. The reduction is a result of the full amortization of identifiable tangible assets as of the end of 2008.

Other Income (Expense)

Interest expense for the six months ended June 30, 2009 was $95,845, compared to $440,824 for the same period in 2008.  The reduction in expense is a result of the early April 2009 payoff of the remaining principal balance of the loan from Laurus Master Fund and the July 2008 payoff and conversion of the loan from Cambria Investment Fund L.P. Interest income is primarily derived from short-term interest-bearing securities and money market accounts.  Interest income for the six months ended June 30, 2009 was $1,554, as compared to $3,614 for the same period in 2008, primarily due to a decrease in earnings rates of invested cash.

Income Tax Expense

Income tax expense for the six months ended June 30, 2009 of $2,400 represents the minimum amount due for state filing purposes. Income tax expense for the six months ended June 30, 2008 of $2,400 also represents the minimum amount due for state filing purposes.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2009, our cash and cash equivalents were $2,011,777 and our working capital was $1,276,940.  Our principal cash requirements are for and operating expenses, including equipment, supplies, employee costs, and capital expenditures and funding of the operations. Our primary sources of cash are service and equipment sale revenues, the exercise of warrants and the sale of common stock.

During the six months ended June 30, 2009, our cash provided by operating activities amounted to $1,458,747, as compared to $343,414 provided by for the same period in 2008.  The increase in cash provided in 2009 was primarily due to collection of accounts receivable for prior period equipment sales. Additionally, the Company has maintained a stable base of customers over this period and continues to benefit from cost savings initiatives in light of the current economic environment.

During the first three months of 2009 we made principal payments to LMF totaling $150,000. In April 2009, we repaid the remaining principal balance of $1,182,000.

In addition, in an effort to strengthen the Company’s balance sheet we completed a private placement in May 2009 selling 1,416,667 shares of our common stock at a purchase price of $.60 per share with net proceeds of $765,000.

The Company continues to see improvement in its operations through the addition of a new customer in the third quarter of 2008, and prospective equipment sales to existing customers. We expect to close additional recurring revenue contracts to new customers throughout 2009 as well as additional equipment sales to existing customers.  Management believes that cash generated from operations along with the funds raised in the private placement offering in May 2009 will be sufficient to sustain our business operations over the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

Our off-balance sheet arrangements consist primarily of conventional operating leases, purchase commitments and other commitments arising in the normal course of business, as further discussed below under “Contractual Obligations and Commercial Commitments.” As of June 30, 2009, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

As of June 30, 2009, expected future cash payments related to contractual obligations and commercial commitments were as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital leases	$23,253	-	23,253	-	-
Operating leases	114,758	114,758	-	-	-
Total	$138,011	$114,758	$23,253	$-	$-

ITEM 4T.                      CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our “disclosure controls and procedures” as of the end of the period covered by report, pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures, as of the end of the period covered by this report, were effective in timely alerting them to material information relating to the Company required to be included in our periodic SEC filings. No change in our internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We experienced a net operating loss of $152,110 for the six months ended June 30, 2009 and we have an accumulated deficit of $16,557,416 as of June 30, 2009. The Company did generate positive cash flow from operations of $1,458,747 for the six months ended June 30, 2009. There can be no assurance that we will be able to operate profitably in the future.  In the event that we are not successful in implementing our business plan, we may require additional financing in order to succeed.  There can be no assurance that additional financing will be available now or in the future on terms that are acceptable to us.  If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures, all of which could have a material adverse effect on our business, financial condition or operating results.  If sufficient capital cannot be obtained, we may be forced to significantly reduce operating expenses to a point which would be detrimental to business operations, or take other actions which could be detrimental to business prospects and result in charges which could be material to our operations and financial position.  In the event that any future financing should take the form of the sale of equity securities, the current equity holders may experience dilution of their investments.

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

WE ARE DEPENDENT UPON OUR LARGEST CUSTOMERS.

The loss of any key customer could have a material adverse effect upon our financial condition, business, prospects and results of operation.  Our three largest customers represent approximately 62% of our revenues for the six months ended June 30, 2009.  Although we anticipate that major customers will represent less than 56% of revenue for the 2009 fiscal year and less than 38% of revenue for the 2010 fiscal year, the loss of these customers may contribute to our inability to operate as a going concern and may require us to obtain additional equity funding or debt financing (beyond the amounts described above) to continue our operations.  We cannot be certain that we will be able to obtain such additional financing on commercially reasonable terms, or at all.

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

Our common stock is currently trading on the OTC Bulletin Board. As such, the average daily trading volume of our common stock may not be significant, and it may be more difficult for you to sell your shares in the future at or above the price you paid for them, if at all. In addition, our securities may become subject to "penny stock" restrictions, including Rule 15g-9 under the Exchange Act, which imposes additional sales practice requirements on broker-dealers, such as requirements pertaining to the suitability of the investment for the purchaser and the delivery of specific disclosure materials and monthly statements. The SEC has adopted regulations that generally define a "penny stock" to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. The exceptions include exchange-listed equity securities and any equity security issued by an issuer that has:

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

ITEM 6.                      EXHIBITS.

No.	Item
31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 *.

* In accordance with Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities and Exchange Act of 1934 or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Securities Exchange Act of 1934.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUXILIO, INC.

Date:  August 12, 2009                                                                                 /s/                      Paul T. Anthony
                    Paul T. Anthony
                                                                                                                                                    Interim President and Chief Executive Officer
                                                    (Principal Executive Officer)
                    Chief Financial Officer
                                                                                                                                                    (Principal Accounting Officer)