Form 10-Q/A
period 2009-06-30
AUXILIO INC
filed 2009-08-14
CIK 1011432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-Q/A
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

(949) 614-0700
(Registrant’s telephone number, including area code)
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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2009 (the Form 10-Q), is to provide the information required in “PART II- OTHER INFORMATION, ITEM 4- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS”.  In addition, we are including currently dated certifications as Exhibits 31.1 and 32.1 hereto.  No other changes have been made to the Form 10-Q.  This Form 10-Q/A speaks as of the original filing date and has not been updated to reflect events occurring subsequent to the original filing date.

PART II - OTHER INFORMATION

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Annual Meeting of Stockholders of Auxilio, Inc was held on June 18, 2009. The matters voted upon at the meeting included the following proposals.

Proposal 1                       Election of Directors

At the meeting, the stockholders elected the following persons to serve as directors of Auxilio Inc. until the next annual meeting, or until their removal or resignation: Edward B. Case, Joseph J. Flynn, Michael Joyce, John D. Pace, Max Poll, Mark St Clare, Michael Vanderhoof, Etienne L. Weidemann.

Name	Votes For	Votes Withheld
Edward B. Case	11,670,242	108,319
Joseph J. Flynn	11,670,411	108,150
Michael Joyce	11,670,411	108,150
John D. Pace	11,670,242	108,319
Max Poll	11,670,411	108,150
Mark St. Clare	11,670,242	108,319
Michael Vanderhoof	11,670,242	108,319
Etienne L. Weidemann	11,670,411	108,150

Proposal 2                      To Authorize Amendments to the 2007 Stock Option Plan

The stockholders approved amendments to the Company’s 2007 Stock Option Plan to increase by 1,500,000 shares the total number of shares of Common Stock available for issuance under the Plan from 4,470,000 to 5,970,000. There were 8,915,559 shares voting for approval, 444,287 shares voting against, 2,418,715 broker non-votes and no shares abstained.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUXILIO, INC.

Date:  August 14, 2009                                                                                          /s/            Paul T. Anthony
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