Form 10-Q
period 2009-09-30
AUXILIO INC
filed 2009-11-16
CIK 1011432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-Q
__________________

(Mark One)
[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of shares of the issuer's common stock, $0.001 par value, outstanding as of November 13, 2009 was 19,040,401.

AUXILIO, INC.
FORM 10-Q

 PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30, 2009	DECEMBER 31, 2008
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$1,674,592	$1,198,126
Accounts receivable, net	1,676,004	4,201,689
Supplies	657,049	745,207
Prepaid and other current assets	27,942	33,642
Loan acquisition costs, net	-	44,431
Total current assets	4,035,587	6,223,095

Property and equipment, net	350,271	129,614
Deposits	28,790	28,790
Goodwill	1,517,017	1,517,017
Total assets	$5,931,665	$7,898,516

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,522,477	$3,236,008
Accrued compensation and benefits	540,515	662,663
Deferred revenue	380,711	489,563
Current portion of note payable, net of discount of $23,413 at December 31, 2008	-	1,308,587
Current portion of capital lease obligations	-	3,913
Total current liabilities	2,443,703	5,700,734

Capital lease obligations, noncurrent	22,287	-

Total liabilities	2,465,990	5,700,734

Commitments and contingencies	-	-

Stockholders' equity:
Common stock, par value at $0.001, 33,333,333 shares authorized, 19,040,401 and 17,623,734 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	19,042	17,625
Additional paid-in capital	19,719,759	18,490,632
Accumulated deficit	(16,273,126)	(16,310,475)
Total stockholders' equity	3,465,675	2,197,782
Total liabilities and stockholders’ equity	$5,931,665	$7,898,516

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Revenues	$4,600,021	$4,188,191	$12,181,532	$14,852,849
Cost of revenues	3,060,229	3,215,936	8,961,860	11,486,211

Gross profit	1,539,792	972,255	3,219,672	3,366,638

Operating expenses:
Sales and marketing	385,959	367,375	1,012,340	1,067,836
General and administrative expenses	886,649	975,769	2,074,776	2,217,415
Intangible asset amortization	-	47,743	-	143,230
Total operating expenses	1,272,608	1,390,887	3,087,116	3,428,481

Income (loss) from operations	267,184	(418,632)	132,556	(61,843)

Other income (expense):
Interest expense	(425)	(94,207)	(96,271)	(535,031)
Interest income	50	1,376	1,604	4,990
Gain on sale of fixed assets	-	-	1,860	-

Total other income (expense)	(375)	(92,831)	(92,807)	(530,041)

Income (loss) before provision for income taxes	266,809	(511,463)	39,749	(591,884)

Income tax expense	-	(5,503)	(2,400)	(7,903)

Net income (loss)	$266,809	$(516,966)	$37,349	$(599,787)

Net (loss) income per share:
Basic	$.01	$(.03)	$.00	$(.04)
Diluted	$.01	$(.03)	$.00	$(.04)

Number of weighted average shares:
Basic	19,040,401	17,230,259	18,414,320	16,569,380
Diluted	19,040,401	18,015,666	18,414,320	16,569,380

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2009
(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2008	17,623,734	$17,625	$18,490,632	$(16,310,475)	$2,197,782
Stock compensation expense for options and warrants granted to employees and directors	-	-	388,736	-	388,736
Fair value of warrants issued for marketing services	-	-	76,807	-	76,807
Common stock issued in private placement, net of offering costs of $85,000	1,416,667	1,417	763,584	-	765,001
Net income	-	-	-	37,349	37,349
Balance at September 30, 2009	19,040,401	$19,042	$19,719,759	$(16,273,126)	$3,465,675

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2009	2008
Cash flows provided by operating activities:
Net income (loss)	$37,349	$(599,787)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation	97,254	89,602
Amortization of intangible assets	-	143,230
Obsolete inventory	15,956	-
Stock compensation expense for warrants and options issued to employees and consultants	388,736	297,789
Fair value of warrants issued for marketing services	76,807	-
Interest expense related to amortization of warrants issued with loans	23,412	65,170
Interest expense related to amortization of loan acquisition costs	44,431	123,675
Interest expense related to accretion of loan discount	-	197,083
Changes in operating assets and liabilities:
Accounts receivable	2,525,685	478,002
Recovery of bad debts	-	(28,510)
Supplies	72,202	97,637
Prepaid and other current assets	5,701	12,869
Accounts payable and accrued expenses	(1,713,531)	224,389
Accrued compensation and benefits	(122,148)	(162,280)
Deferred revenue	(108,852)	2,801
Net cash provided by operating activities	1,343,002	941,670
Cash flows (used for) investing activities:
Purchases of property and equipment	(292,816)	(37,336)
Net cash (used for) investing activities	(292,816)	(37,336)
Cash flows (used for) financing activities:
Net proceeds from issuance of common stock	765,001	-
Payments on capital leases	(6,721)	(17,387)
Payments on notes payable and long-term debt	(1,332,000)	(822,500)
Proceeds from exercise of options and warrants	-	217,775
Net cash (used for) financing activities	(573,720)	(622,112)
Net increase in cash and cash equivalents	476,466	282,222
Cash and cash equivalents, beginning of period	1,198,126	666,428
Cash and cash equivalents, end of period	$1,674,592	$948,650

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Nine Months Ended September 30,
	2009	2008
Supplemental disclosure of cash flow information:

Interest paid	$28,102	$135,823

Income taxes paid	$62,750	18,487

Portion of loan payable converted to stock	$-	$372,500

Portion of accrued interest converted to stock	$-	$14,900

Portion of note payable converted to stock	$-	$126,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
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

For the nine months ended September 30, 2009, the Company was able to generate sufficient cash from revenues to cover its operating expenses. The Company believes that the availability of funds from the growth of its customer base and cost containment efforts will enable the Company to continue to generate positive operating cash flows and to continue its operations.

The continuing deterioration in the global credit markets, the financial services industry and the U.S. economy as a whole has resulted in a period of substantial turmoil and uncertainty characterized by unprecedented intervention by the United States federal government and the failure, bankruptcy, or sale of various financial and other institutions. The impact of these events on our business and the severity of the current economic crisis is uncertain. It is possible that the current crisis in the global credit markets, the financial services industry and the U.S. economy may adversely affect our business, vendors and prospects as well as our liquidity and financial condition.  As a result no assurances can be given as to the Company’s ability to maintain its customer base and generate positive cash flows.  Although the Company has been able to raise additional working capital through convertible note agreements and private placement offerings of its common stock, the Company may not be able to continue this practice in the future nor may the Company be able to obtain additional working capital through other debt or equity financings. In the event that sufficient capital cannot be obtained, the Company may be forced to significantly reduce operating expenses to a point that would be detrimental to the Company’s business operations and business development activities. These courses of action may be detrimental to the Company’s business prospects and result in material charges to its operations and financial position.  In the event that any future financing should take the form of the sale of equity securities, the current equity holders may experience dilution of their investments.

The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries.  All intercompany balances and transactions have been eliminated.

The accompanying financial statements do not include a statement of comprehensive income because there were no items that would require adjustment of net income to comprehensive income during the reporting periods.

The Company has performed an evaluation of subsequent events through the date of filing these financial statements with the SEC on November 16, 2009.

2.           RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2009, the FASB issued authoritative guidance (ASU 2009-13) regarding multiple-deliverable revenue arrangements that addresses how to separate deliverables and how to measure and allocate consideration to one or more units of accounting. Specifically, the guidance requires that consideration be allocated among multiple deliverables based on relative selling prices. The guidance establishes a selling price hierarchy of (1) vendor-specific objective evidence, (2) third-party evidence and (3) estimated selling price. This guidance is effective for annual periods beginning after June 15, 2010, but may be early adopted as of the beginning of an annual period. The Company is currently evaluating the effect that this guidance will have on its consolidated financial position and results of operations.

 In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification 105, Generally Accepted Accounting Principles (“ASC 105”). ASC 105 is the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. ASC 105 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. ASC 105 is effective for financial statements issued for reporting periods ending after September 15, 2009. All references to authoritative accounting literature in our financial statements issued for reporting periods ending after September 15, 2009 are referenced in accordance with ASC 105.

In May 2009, the FASB issued ASC 855, Subsequent Events. ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 applies prospectively to both interim and annual financial periods ending after June 15, 2009. The adoption of ASC 855 did not result in any material change to our policies.

In April 2009, the FASB issued ASC 825-10-65, Financial Instruments. ASC 825-10-65 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, and Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require disclosures about fair value of financial instruments for interim periods of publicly traded companies as well as in annual financial statements. ASC 825-10-65 is effective for interim reporting periods ending after June 15, 2009. The adoption of ASC 825-10-65 had no material effect on our disclosures in our financial statements.

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that we adopt as of the specified effective date. Unless otherwise discussed in these financial statements and notes or in our financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2008, we believe the impact of any other recently issued standards that are not yet effective are either not applicable to us at this time or will not have a material impact on our consolidated financial statements upon adoption.

3.           OPTIONS AND WARRANTS

Below is a summary of Auxilio stock option and warrant activity during the nine month period ended September 30, 2009:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2008	4,385,186	$1.15
Granted	1,402,500	0.61
Exercised	-	-
Cancelled	(36,189)	1.15
Outstanding at September 30, 2009	5,751,497	$1.02	7.28	$234,245
Exercisable at September 30, 2009	3,831,597	$1.08	6.59	$-

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2008	2,170,204	$1.37
Granted	2,141,667	1.50
Exercised	-	-
Cancelled	-	-
Outstanding at September 30, 2009	4,311,871	$1.44	2.61	$-
Exercisable at September 30, 2009	2,461,871	$1.39	2.61	$-

During the nine months ended September 30, 2009, the Company granted a total of 1,402,500 options to its employees and directors to purchase shares of the Company’s common stock at an exercise price range of $0.51 to $1.01 per share, which exercise price equals the fair value of the Company’s stock on the grant date.  The options have either graded vesting annually over three years starting January 2009, or vesting over two years based on the achievement of certain financial goals.  The fair value of the options was determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.10 to 0.22%; (ii) estimated volatility of 77.92 to 101.65%; (iii) dividend yield of 0.0%; and (iv) expected life of the options of three years.

As further discussed in Note (7), on August 5, 2009, the Company terminated the employment agreement of Etienne Weidemann. Under the terms of the employment agreement, Mr. Weidemann became fully vested in all stock options he held. A stock compensation charge of $148,250 was recorded in August 2009 for a total of 491,666 options which became vested.

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

In November 2008, the Company entered into a five year joint marketing agreement with Sodexo Operations, LLC, (“Sodexo”) to provide Auxilio’s document services to Sodexo’s healthcare customer base in the United States.  Sodexo will invest in sales and marketing resources and assist the Company with marketing their document services to Sodexo’s US healthcare customer base of more than 1,600 hospitals.  Under the terms of the agreement, the Company provided Sodexo with a warrant to purchase up to two million shares of the Company’s common stock at a price of $1.50 per share.  The first one hundred and fifty thousand warrants vested on June 2, 2009. The fair value of these warrants totaled $76,807 as determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.20%; (ii) estimated volatility of 85.07%; (iii) dividend yield of 0.0%; and (iv) contractual life of the warrants of five years. The balance of the warrants will vest after that in increments of between 75,000 and 500,000 shares dependent on the size and number of the new customer contracts that the Company enters into as a direct result of this agreement. As of September 30, 2009 no such incremental warrants have vested.

In May 2009, the Company initiated and completed a private placement offering of its common stock (Note 10). As part of the offering the Company issued an immediately exercisable warrant to Cambria Capital, LLC to purchase 141,667 of the Company’s common stock at a price of $0.60 per share. The fair value of these warrants totaled $123,709 as determined using the Black-Scholes option-pricing model.The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.17%; (ii) estimated volatility of 104.59%; (iii) dividend yield of 0.0%; and (iv) expected life of the warrants of seven years.

For the three and nine months ended September 30, 2009 and 2008, stock-based compensation expense recognized in the statement of operations as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Cost of revenues	$23,042	$27,413	$73,773	$91,524
Sales and marketing	17,097	19,542	51,339	60,979
General and administrative expense	190,539	48,849	263,624	145,286
Total stock based compensation expense	$230,678	$95,804	$388,736	$297,789

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

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Numerator:
Net income (loss)	$266,809	$(516,966)	$37,349	$(599,787)
Effects of dilutive securities:
Convertible notes payable	-	(100,125)	-	-
Income (loss) after effects of conversion of note payable	$266,809	$(617,091)	$37,349	$(599,787)

Denominator:
Denominator for basic calculation weighted average shares	19,040,401	17,230,259	18,414,320	16,569,380

Dilutive common stock equivalents:
Secured convertible notes	-	785,407	-	-
Options and warrants	-	-	-	-

Denominator for diluted calculation weighted average shares	19,040,401	18,015,666	18,414,320	16,569,380

Net income (loss) per share:
Basic net income (loss) per share	$.01	$(.03)	$.00	$(.04)

Diluted net income (loss) per share	$.01	$(.03)	$.00	$(.04)

5.           ACCOUNTS RECEIVABLE

A summary as of September 30, 2009 is as follows:

Trade receivable	$1,676,004
Allowance for doubtful accounts	-
Total accounts receivable	$1,676,004

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

The Company determined that the conversion feature embedded in the notes payable satisfied the definition of a conventional convertible instrument, as the conversion option’s value may only be realized by the holder by exercising the option and receiving a fixed number of shares. As such, the embedded conversion option in the notes payable qualifies for equity classification, and is not bifurcated from the host contract. The Company also determined that the warrants issued to LMF qualify for equity classificationThe Company allocated the net proceeds received in this transaction to each of the convertible debentures and common stock purchase warrants based on their relative estimated fair values. As a result, the Company allocated $2,739,320 to the convertible debentures and $260,680 to the common stock purchase warrants, which was recorded in additional paid-in-capital. Management determined that the convertible debentures did not contain a beneficial conversion feature based on the effective conversion price after allocating proceeds of the convertible debentures to the common stock purchase warrants. The amounts recorded for the common stock purchase warrants were amortized as interest expense over the term of the convertible debentures.

Interest charges associated with the convertible debentures, including amortization of the discount and loan acquisition costs totaled $94,545 for the nine months ended September 30, 2009. During the nine months ended September 30, 2009, the Company repaid the remaining principal balance of $1,332,000.

7.	EMPLOYMENT AGREEMENTS

On March 15, 2006, the Company entered in to an employment agreement with Etienne Weidemann to serve as President and Chief Operating Officer. This agreement was effective January 1, 2006, had a term of two years, and provided for a base annual salary of $175,000. Mr. Weidemann received 80,000 options and an annual bonus when certain earnings and revenue targets were accomplished. Mr. Weidemann became the Chief Executive Officer (“CEO”) of the Company effective November 9, 2006. In November of 2007, the Company entered in to a new employment agreement with Mr. Weidemann, to continue to serve as the Company’s President and CEO effective January 1, 2008. The employment agreement had a term of two years, and provided for a base annual salary of $175,000 in 2008 and $190,000 in 2009. In 2008 Mr. Weidemann also participated in the Executive Bonus Plan whereby he was eligible to receive an annual bonus of 4.0% of positive EBITDA up to $3.5 million and 4.8% of EBITDA for amounts over $3.5 million. In 2009 the Compensation Committee adjusted the Executive Bonus Plan. Under the new plan, Mr. Weidemann could earn a maximum bonus of $69,300 with $34,650 earned if the Company booked $20 million in new contracts in 2009 and $34,650 earned if the Company had gross margins from existing businesses of 24 percent in 2009. These bonus amounts are each reduced to a 50 percent payout if the actual performance falls short of the target by 15 percent or less. There is no payout if the actual performance falls short by more than 15 percent. Mr. Weidemann also could earn periodic commissions of 6.0% of the net cash flow from equipment sales up to $2.5 million annually and a 7.2% commission for amounts over $2.5 million.  The Company could terminate Mr. Weidemann’s employment under this agreement without cause at any time on thirty days advance written notice, at which time Mr. Weidemann would receive severance pay for six months and be fully vested in all options and warrants granted to date.

 On August 5, 2009, the Company terminated Mr. Weidemann’s employment under the agreement. Accordingly, the Company recorded severance costs of $121,643 and vested 491,666 options which resulted in a stock compensation charge of $148,250.

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

On November 13 2007, the Company entered in to an employment agreement with Jacques Terblanche, to serve as the Company’s Chief Operations Officer effective January 1, 2008. Effective June 10, 2009, the Company appointed Mr. Terblanche to serve as the Company’s President. As President, Mr. Terblanche reported to the CEO and was responsible for business development, continued research and development of the Company’s product offerings, and support of client operations.  The employment agreement had a term of two years, and provided for a base annual salary of $165,000 in year one and $180,000 in year two. Mr. Terblanche also participated in the Executive Bonus Plan whereby he was eligible to receive an annual bonus of 3.0% of positive EBITDA up to $3.5 million and 3.6% of EBITDA for amounts over $3.5 million. In 2009 the Compensation Committee adjusted the Executive Bonus Plan. Under the new plan, Mr. Terblanche could earn a maximum bonus of $56,100 with $28,050 earned if the Company booked $20 million in new contracts in 2009 and $28,050 earned if the Company had gross margins from existing businesses of 24 percent in 2009. These bonus amounts are each reduced to a 50 percent payout if the actual performance falls short of the target by 15 percent or less. There is no payout if the actual performance falls short by more than 15 percent. Mr. Terblanche also could earn periodic commissions of 4.5% of the net cash flow from equipment sales up to $2.5 million annually and a 5.4% commission for amounts over $2.5 million.  The Company could terminate Mr. Terblanche’s employment under this agreement without cause at any time on thirty days’ advance written notice, at which time Mr. Terblanche would receive severance pay for six months and be fully vested in all options and warrants granted to date.

 On August 5, 2009, Mr. Terblanche resigned from the Company. On September 9, 2009, the Company entered into an Independent Contractor Services Agreement with Mr. Terblanche. Under the terms of the agreement, Mr. Terblanche will earn a base fee of $95,291 for services rendered through December 31, 2009. This amount was recorded as severance cost in August 2009 since the underlying agreement was entered into in connection with Mr. Terblanche’s termination. Mr. Terblanche may also earn a $15,675 consulting fee contingent on the Company achieving certain milestones by March 31, 2010.

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

On August 5, 2009 the Board of Directors appointed Mr. Joseph J. Flynn as President and CEO effective August 31, 2009. Mr. Flynn has served as a member of the Board of Directors since 2003. He previously held the position of President and CEO for the Company from 2003 to 2006, having resigned to take a position as the Vice President of the Sport Group for the Nielsen Company. In connection with his appointment as President and CEO, the Company and Mr. Flynn entered into that certain Executive Employment Agreement, effective as of August 31, 2009 (the “Flynn Employment Agreement”).  The Flynn Employment Agreement provides that Mr. Flynn will be employed by the Company as President and CEO, for an initial term beginning on August 31, 2009 and ending on December 31, 2011, at an initial base salary of $250,000, up to $100,000 per year incentive compensation and options for 250,000 shares as more specifically set forth in the Flynn Employment Agreement.  Upon termination of Mr. Flynn’s employment by the Company other than for cause or by Mr. Flynn for good reason, the Company shall continue paying Mr. Flynn’s salary for six (6) months and accelerate the vesting of Company options and/or warrants issued to Mr. Flynn.

On August 10, 2009, the Board of Directors of the Company appointed Paul T. Anthony to serve as the interim President and Chief Executive Officer of the Company until the effective date of Mr. Flynn’s appointment as President and Chief Executive Officer of the Company.

8.           CONCENTRATIONS

        Cash Concentrations

At times, cash balances held in financial institutions are in excess of federally insured limits. Management performs periodic evaluations of the relative credit standing of financial institutions and limits the amount of risk by selecting financial institutions with a strong credit standing.

        Major Customers

The Company's three largest customers accounted for approximately 63% of the Company's revenues for the nine months ended September 30, 2009.  Accounts receivable for these customers totaled approximately $1,426,000 as of September 30, 2009 which is substantially all of the Company’s accounts receivable balance. The Company's three largest customers accounted for approximately 70% of the Company's revenues for the nine months ended September 30, 2008.

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

Readers should carefully review the risk factors described below under the heading "Risk Factors"  and in other documents we file from time to time with the SEC, including our Form 10-K for the fiscal year ended December 31, 2008, as amended.  Our filings with the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those filings, pursuant to Sections 13(a) and 15(d) of the Exchange Act, are available free of charge at www.auxilioinc.com, when such reports are available at the SEC web site.

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

You should refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed on March 27, 2009, and amended on June 30, 2009, for a discussion of our critical accounting policies.

RESULTS OF OPERATIONS

For the Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

Revenue

Revenue increased by $411,830 to $4,600,021 for the three months ended September 30, 2009, as compared to the same period in 2008.  A moderate increase in revenues year over year are reflective of service revenues from a stable customer base with the addition of one recurring revenue contract as compared to last year. There was approximately $620,000 of equipment sales for the three months ended September 30, 2009 as compared to approximately $440,000 in equipment sales for the same period in 2008.

Cost of Revenue

Cost of revenue consists of document imaging equipment, parts, supplies and salaries and expenses of field services personnel.  Cost of revenue was $3,060,229 for the three months ended September 30, 2009, as compared to $3,215,936 for the same period in 2008.  The moderate decrease is the result of efforts made to gain better pricing on vendor supplies and services in the third quarter of 2009.

Sales and Marketing

Sales and marketing expenses include salaries, commissions and expenses for sales and marketing personnel, travel and entertainment, and other selling and marketing costs.  Sales and marketing expenses were $385,959 for the three months ended September 30, 2009, as compared to $367,375 for the same period in 2008. This moderate increase in sales and marketing expenses is reflective of an increase in sales pipeline activity.

General and Administrative

General and administrative expenses include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses and other administrative costs. General and administrative expenses decreased by $89,120 to $886,649 for the three months ended September 30, 2009, as compared to $975,769 for the same period in 2008. We incurred approximately $300,000 in legal fees in September 2008 in connection with certain corporate strategic initiatives. In August 2009, we incurred approximately $120,000 in severance costs and $148,250 in stock compensation costs as a result of the termination of the Mr. Weidemann’s employment.

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

Amortization expense was zero for the three months ended September 30, 2009 compared to $47,743 for the same period in 2008. The reduction is a result of the full amortization of identifiable tangible assets as of the end of 2008.

Other Income (Expense)

Interest expense for the three months ended September 30, 2009 was $425, compared to $94,207 for the same period in 2008.   The reduction in expense is a result of the early April 2009 payoff of the remaining outstanding under that certain $3,000,000 Fixed Price Convertible Note Agreement (the “LMF Loan Agreement”) with Laurus Master Fund (“LMF”) and the July 2008 payoff and conversion of the loan from Cambria Investment Fund L.P. Interest income is primarily derived from short-term interest-bearing securities and money market accounts.  Interest income for the three months ended September 30, 2009 was $50, as compared to $1,376 for the same period in 2008, primarily due to a decrease in earnings rates of invested cash.

Income Tax Expense

There was no income tax expense for the three months ended September 30, 2009.  Income tax expense for the three months ended September 30, 2008 was $5,503. This amount represents the quarterly estimate of annual expense primarily as a result of alternative minimum tax provision.

For the Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

Revenue

Revenue decreased $2,671,317 to $12,181,532 for the nine months ended September 30, 2009, as compared to the same period in 2008.  Recurring service revenue for the nine months ended September 30, 2009 totaled approximately $11,500,000 compared to approximately $10,700,000 for the same period in 2008.  The increase is primarily attributable to the addition of a new continuing service revenue customer in the third quarter of 2009. Equipment revenue totaled $680,000 for the nine months ended September 30, 2009 compared to approximately $4,200,000 for the same period in 2008.

Cost of Revenue

Cost of revenue consists of document imaging equipment, parts, supplies and salaries and expenses of field services personnel.  Cost of revenue decreased $2,524,351 to $8,961,860 for the nine months ended September 30, 2009, as compared to $11,486,211 for the same period in 2008. Service costs remained relatively consistent during the first nine months of 2009 while equipment costs decreased as a result of the drop in equipment revenues during this same period.

Sales and Marketing

Sales and marketing expenses include salaries, commissions and expenses for sales and marketing personnel, travel and entertainment, and other selling and marketing costs.  Sales and marketing expenses were $1,012,340 for the nine months ended September 30, 2009, as compared to $1,067,836 for the same period in 2008. Included in sales and marketing costs for the nine months ended September 30, 2009 is a charge of $76,807 in connection with warrants issued to Sodexo for marketing services under a joint marketing agreement. Services under this agreement began in 2009. Aside from this cost, sales and marketing expenses decreased for the nine months ended September 30, 2009 as a result of fewer sales commissions paid on new sales and equipment sales in 2009.

General and Administrative

General and administrative expenses include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses and other administrative costs. General and administrative expenses decreased by $142,639 to $2,074,776 for the nine months ended September 30, 2009, as compared to $2,217,415 for the same period in 2008. While the Company’s general and administrative staff headcount has remained consistent over the periods compared, the decrease is a result of performance based bonuses earned during the first nine months of 2008 which were not earned in 2009 due to the decrease in equipment revenues. In addition, we incurred approximately $300,000 in legal fees in September 2008 in connection with certain corporate strategic initiatives. In August 2009, we incurred approximately $120,000 in severance costs and $148,250 in stock compensation costs as a result of the termination of Mr. Weidemann’s employment.

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

Amortization expense was zero for the nine months ended September 30, 2009 compared to $143,230 for the same period in 2008. The reduction is a result of the full amortization of identifiable tangible assets as of the end of 2008.

Other Income (Expense)

Interest expense for the nine months ended September 30, 2009 was $96,271, compared to $535,031 for the same period in 2008.  The reduction in expense is a result of the early April 2009 payoff of the remaining amounts owing under the LMF Loan Agreement and the July 2008 payoff and conversion of the loan from Cambria Investment Fund L.P. Interest income is primarily derived from short-term interest-bearing securities and money market accounts.  Interest income for the nine months ended September 30, 2009 was $1,604, as compared to $4,990 for the same period in 2008, primarily due to a decrease in earnings rates of invested cash.

Income Tax Expense

Income tax expense for the nine months ended September 30, 2009 of $2,400 represents the minimum amount due for state filing purposes. Income tax expense for the nine months ended September 30, 2008 of $7,903 which represents the estimate of the annual expense primarily as a result of the alternative minimum tax provision.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2009, our cash and cash equivalents were $1,674,592 and our working capital was $1,591,884.  Our principal cash requirements are for operating expenses, including equipment, supplies, employee costs, and capital expenditures and funding of the operations. Our primary sources of cash are service and equipment sale revenues, the exercise of warrants and the sale of common stock in compliance with applicable Federal and state securities laws.

During the nine months ended September 30, 2009, our cash provided by operating activities amounted to $1,343,002, as compared to $941,670 provided by for the same period in 2008.  The increase in cash provided in 2009 was primarily due to collection of accounts receivable for prior period equipment sales. Additionally, the Company has maintained a stable base of customers over this period and continues to benefit from cost savings initiatives in light of the current economic environment.

During the first three months of 2009, we made principal payments to LMF totaling $150,000. In April 2009, we repaid the remaining principal balance of $1,182,000 under the LMF Loan Agreement.

In addition, in an effort to strengthen the Company’s balance sheet we completed a private placement in May 2009 selling 1,416,667 shares of our common stock at a purchase price of $.60 per share with net proceeds of $765,000.

The Company continues to see improvement in its operations through the addition of a new customer in the third quarter of 2008, and prospective equipment sales to existing customers. We expect to close additional recurring revenue contracts to new customers in 2009 and 2010 as well as additional equipment sales to existing customers.  Management believes that cash generated from operations along with the funds raised in the private placement offering in May 2009 will be sufficient to sustain our business operations over the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

Our off-balance sheet arrangements consist primarily of conventional operating leases, purchase commitments and other commitments arising in the normal course of business, as further discussed below under “Contractual Obligations and Commercial Commitments.” As of September 30, 2009, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

As of September 30, 2009, expected future cash payments related to contractual obligations and commercial commitments were as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital leases	$22,287	-	22,287	-	-
Operating leases	71,724	71,724	-	-	-
Total	$94,011	$71,724	$22,287	$-	$-

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

We experienced a net operating income of $132,556 for the nine months ended September 30, 2009 and we have an accumulated deficit of $16,273,126 as of September 30, 2009. The Company did generate positive cash flow from operations of $1,343,002 for the nine months ended September 30, 2009. There can be no assurance that we will be able to operate profitably in the future.  In the event that we are not successful in implementing our business plan, we may require additional financing in order to succeed.  There can be no assurance that additional financing will be available now or in the future on terms that are acceptable to us.  If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures, all of which could have a material adverse effect on our business, financial condition or operating results.  If sufficient capital cannot be obtained, we may be forced to significantly reduce operating expenses to a point which would be detrimental to business operations, or take other actions which could be detrimental to business prospects and result in charges which could be material to our operations and financial position.  In the event that any future financing should take the form of the sale of equity securities, the current equity holders may experience dilution of their investments.

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

WE ARE DEPENDENT UPON OUR LARGEST CUSTOMERS.

The loss of any key customer could have a material adverse effect upon our financial condition, business, prospects and results of operation.  Our three largest customers represent approximately 63% of our revenues for the nine months ended September 30, 2009.  Although we anticipate that major customers will represent less than 56% of revenue for the 2009 fiscal year and less than 38% of revenue for the 2010 fiscal year, the loss of these customers may contribute to our inability to operate as a going concern and may require us to obtain additional equity funding or debt financing (beyond the amounts described above) to continue our operations.  We cannot be certain that we will be able to obtain such additional financing on commercially reasonable terms, or at all.

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

AUXILIO, INC.

Date:  November 16, 2009

By:	/s/ Joseph J. Flynn
Joseph Flynn, Chief Executive Officer (Principal Executive Officer)

Date:  November 16, 2009

By:	/s/ Paul T. Anthony
Paul Anthony, Chief Financial Officer (Principal Accounting Officer)