Form 10-K
period 2009-12-31
AUXILIO INC
filed 2010-03-31
CIK 1011432

UNITED STATES

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

[X]   Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009.

[ ]    Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                to

Commission File Number: 000-27507

AUXILIO, INC.

(Exact name of registrant as specified in its charter)

Nevada	88-0350448
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

26300 La Alameda, Suite 100, Mission Viejo, California  92691

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [  ]           No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]      No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ]    No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer                                                                                Accelerated filer  

Non-accelerated filer                                                                       Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ]   No [X]

At June 30, 2009 the aggregate market value of registrant’s voting securities (consisting of common stock) held by nonaffiliates of the registrant, based on the average bid price on such date of the Common Stock of $0.65 per share, was approximately $11 million. The Common Stock constitutes registrant’s only outstanding class of security.

As of March 30, 2010, registrant had 19,159,151 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document Description	10-K Part

Portions of the Registrant’s notice of annual meeting of stockholders and proxy statement to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year ended December 31, 2009 are incorporated by reference into Part III of this report.

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

Item 1.   Business

Introduction

Auxilio, Inc. (the Company or Auxilio) was originally incorporated under the laws of the State of Nevada on August 29, 1995, under the name Corporate Development Centers, Inc.  As a result of a series of transactions, which are more fully described in the section entitled “Background” below, the Company, in April 2004, changed its name to Auxilio, Inc. The Company is currently headquartered in Orange County, California, with its principal executive offices located at 26300 La Alameda, Suite 100, Mission Viejo, 92691.  The Company is engaged in the business of providing fully outsourced print management services to the healthcare industry.  For more information on the Company and its products and services see the section entitled “Principal Products or Services” below or visit our website at www.auxilioinc.com.

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

On April 1, 2004, PeopleView completed the acquisition of Alan Mayo and Associates, Inc. dba The Mayo Group (and referred to herein as TMG). TMG offered outsourced print management services to healthcare facilities throughout California, and this acquisition forms the basis for Auxilio’s current operations.  Subsequent to the acquisition of TMG, PeopleView changed its name to Auxilio, Inc. and changed TMG’s subsidiary name to Auxilio Solutions, Inc.  Our stock now trades on the Over-the Counter Bulletin Board under the symbol AUXO.OB.

Principal Products or Services

Auxilio is a services and technology firm that provides fully outsourced print management  services to the healthcare industry.  Auxilio works exclusively with hospitals and hospital systems throughout the United States.  Auxilio is vendor independent and provides intelligent solutions, a risk free program and guaranteed savings. Auxilio assumes all costs related to print business environments through customized streamlined and seamless integration of services at predictable fixed rates. In collaboration, we work in partnership to assist our hospital-partners in the delivery of quality patient care.  The service and solutions provided by our on-site Centers of Excellence professional print strategy consultants deliver unparalleled customer service across the industry. Auxilio provides full-time on-site management teams to perform a customized program that includes the following services:

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

Competition

We operate in a highly competitive market.  The majority of the competition in the healthcare industry market for print management services comes primarily from the large photocopy/multi-functional digital device manufacturers such as Xerox, Canon, Konica Minolta, Ricoh and Sharp.  In addition to the manufacturers, the competitive landscape contains a number of regional and local equipment dealers and distributors that exist in the communities which the hospitals serve.  Our analysis of the competitive landscape shows a very strong opportunity for fully outsourced print management services to the healthcare industry.

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

•         Auxilio is unique in its approach to providing fully outsourced print management programs.  Auxilio’s program is completely outsourced and hospitals need only pay a single invoice.  Auxilio operates the print management process as a department in the hospital with full-time staff on-site.  The vendors and dealers in the vast majority of instances have multiple small and large customers in a geographic area to whom they are providing services and this causes major delays in service and supplies to the hospitals.  In addition, by focusing solely on the hospital campus, Auxilio enjoys much lower turn-around times for service, greater up sell opportunities and a much deeper service relationship with the customer.

•         Auxilio is not restricted to any single equipment vendor.  Auxilio is committed to bringing the best hardware and software solutions to our customers.  Our approach is to use the best technology to provide a solution in the best manner possible without any prejudice as to equipment.

•         Auxilio maintains a daily connection with the hospital providing a detailed strategy and plan on equipment acquisition saving the hospitals a great deal of time, effort and money in this cumbersome and confusing process.

Customers

Most of the Company’s customers are hospitals and Integrated Health Delivery Networks (IDN). The loss of any key customer could have a material adverse effect upon the Company’s financial condition, business, prospects and results of operation.  The Company's three largest customers represent approximately 63% of the Company's revenues for the year ended December 31, 2009.

Intellectual Property

            The Company maintains a database that contains information on its current, and prospective, customer’s image and document outputs for certain periods of time, image and document outputs for each piece of machinery maintained at the customer and trends for each of the foregoing.  This database is unique to the Company and, we believe, provides it with a significant competitive advantage over our competitors as it allows us to meet our customers’ requirements and anticipate their future needs.

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

Research and Development

            As a result of our acquisition of TMG on April 1, 2004, and our subsequent decision to concentrate our focus on print management services, as well as document and image processing, it is no longer required that we make material expenditures on research and development.  Prior to our acquisition of TMG, our business was a research and development organization.

Employees

As of December 31, 2009, we had seventy-six full-time employees.  Of these employees, sixty-four were engaged in providing services, five were engaged in sales and marketing, and seven were engaged in general and administrative.  None of our employees are represented by a labor union or a collective bargaining agreement. We have not experienced any work stoppages and consider our relations with our employees to be good.

Item 1A.  Risk Factors

Factors That May Affect Our Future Results

           This Report, including the discussion and analysis of our financial condition and results of operations set forth in this document, contains certain forward-looking statements. Forward-looking statements set forth estimates of, or our expectations or beliefs regarding, our future financial performance. Those estimates, expectations and beliefs are based on current information and are subject to a number of risks and uncertainties that could cause our actual operating results and financial performance in the future to differ, possibly significantly, from those set forth in the forward-looking statements contained in this Report and, for that reason, you should not place undue reliance on those forward-looking statements. Those risks and uncertainties include, although they are not limited to, the following:

WE HAVE A LIMITED OPERATING HISTORY WITH RESPECT TO OUR CORE BUSINESS STRATEGY.

Our business was originally incorporated in August 1995.  During March and April of 2004, we entered into two transactions which changed the Company’s business operations and revenue model.  In March 2004, the Company sold its survey and assessment software to Workstream, Inc.  In April 2004, the Company completed an acquisition of The Mayo Group and as a result of such acquisition, entered the Image Management industry.  The future revenue opportunity is focused on providing outsourced financial and business processes for image management in healthcare.  We have limited operating history in this industry on which to base an evaluation of our business and prospects, and any investment decision must be considered in light of the risks and uncertainties encountered by companies in the early stages of development. Such risks and uncertainties are frequently more severe for those companies operating in new and rapidly evolving markets.

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

THE COMPANY HAS A HISTORY OF LOSSES AND MAY NEED ADDITIONAL FINANCING TO CONTINUE TO GROW ITS OPERATIONS, AND SUCH FINANCING MAY NOT BE AVAILABLE UPON FAVORABLE TERMS, IF AT ALL.

Though the Company earned net operating income of $60,524 for the fiscal year ended December 31, 2009, net operating income of $572,862 for the fiscal year ended December 31, 2008 and net operating income of $699,608 for the fiscal year ended December 31, 2007, we experienced a net operating loss of $3,402,618 for the fiscal year ended December 31, 2006, and a net operating loss of $3,527,450 for the fiscal year ended December 31, 2005. There can be no assurances that the Company will be able to operate profitably in the future or be able to provide for growth.

In the event that the Company is not successful in implementing its business plan, the Company may require additional financing in order to grow its operation.  There can be no assurance that additional financing will be available now or in the future on terms that are acceptable to the Company. If adequate funds are not available or are not available on acceptable terms, the Company may be unable to develop, grow or enhance its products and services, take advantage of future opportunities or respond to competitive pressures, all of which could have a material adverse effect on the Company's business, financial condition or operating results.

WE ARE DEPENDENT UPON OUR VENDORS TO CONTINUE TO SUPPLY US EQUIPMENT, PARTS, SUPPLIES, AND SERVICES AT COMPARABLE TERMS AND PRICE LEVELS AS THE BUSINESS GROWS.

Our access to equipment, parts, supplies, and services depends upon our relationships with, and our ability to purchase these items on competitive terms from our principal vendors.  We do not enter into long-term supply contracts with these vendors and we have no current plans to do so in the future.  These vendors are not required to use us to distribute their equipment and are free to change the prices and other terms at which they sell to us.  In addition, we compete with the selling efforts of some of these vendors.  Significant deterioration in relationships with, or in the financial condition of, these significant vendors could have an adverse impact on our ability to sell equipment as well as our ability to provide effective service and technical support.  If one of these vendors terminates or significantly curtails its relationship with us, or if one of these vendors ceases operations, we would be forced to expand our relationships with our existing vendors or seek out new relationships with previously unused vendors.

We ARE DEPENDENT UPON OUR LARGEST CUSTOMERS.

The loss of any key customer could have a material adverse effect upon the Company’s financial condition, business, prospects and results of operation.  The Company's three largest customers represent approximately 63% of the Company's revenues for the year ended December 31, 2009.  Although the Company anticipates that these customers will represent less than 33% of revenue for 2010, the loss of these customers may contribute to our inability to operate as a going concern and may require us to obtain additional equity funding or debt financing (beyond the amounts described above) to continue our operations.  We cannot be certain that we will be able to obtain such additional financing on commercially reasonable terms, or at all.

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

FUTURE SALES OF RESTRICTED SHARES COULD ADVERSELY AFFECT THE PRICE OF OUR COMMON STOCK AND LIMIT OUR ABILITY TO COMPLETE ADDITIONAL FINANCING.

            Although our shares are currently trading on the OTC Bulletin Board, the volume of trading of our common stock and the number of shares in the public float are small.  Sales of a substantial number of shares of our common stock into the public market in the future could materially adversely affect the prevailing market price for our common stock.  During 2009 we sold 1,416,667 of shares of common stock to finance our operations.  Such a large "over-hang" of stock eligible for sale in the public market may have the effect of depressing the price of our common stock, and make it difficult or impossible for us to obtain additional debt or equity financing.

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

Item 1B.  Unresolved Staff Comments

               None.

Item 2.   Properties

We leased approximately 6,672 square feet of office space in one building located in Mission Viejo, California.  The lease terminated on February 28, 2010. We have entered into a 66 month lease agreement effective March 2010 for approximately 6,824 square feet of office space in one building location in Mission Viejo, California.

We expect that the current leased premises will be satisfactory until the future growth of our business operations necessitates an increase in office space.  There is an ample supply of office space in the Orange County, California area and we do not anticipate any problem securing additional space if, and when, necessary.

Item 3.   Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising from our ordinary course of business. We are aware of no claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on our business or our financial results.

Item 4.   Removed and Reserved

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

The following table sets forth for each quarter during fiscal years 2008 and 2009 the high and low bid quotations for shares of Auxilio Common Stock as reported on the OTC.

Quarter	Low	High
January 1, 2008—March 31, 2008	$1.21	$1.86
April 1, 2008—June 30, 2008	$1.60	$2.05
July 1, 2008—September 30, 2008	$1.50	$2.34
October 1, 2008—December 31, 2008	$0.60	$1.76
January 1, 2009—March 31, 2009	$0.40	$0.90
April 1, 2009—June 30, 2009	$0.65	$1.15
July 1, 2009—September 30, 2009	$0.41	$0.75
October 1, 2009—December 31, 2009	$0.50	$0.90

On March 30, 2010, we had approximately 173 stockholders of record.

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

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2009 with respect to Auxilio’s equity compensation plans under which equity securities of Auxilio are authorized for issuance.

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuances Under Plans
Equity compensation plans approved by security holders (1):	5,244,945	$1.02	725,055
Equity compensation plans not approved by security holders (2):	3,981,871	$1.39	-
Total	9,226,816		725,055

(1)    These plans consist of the 2000 Stock Option Plan, 2001 Stock Option Plan, the 2003 Stock Option Plan, the 2004 Stock Option Plan and the 2007 Stock Option Plan.

(2)    From time to time and at the discretion of the Board of Directors the Company may issue warrants to key individuals or officers of the Company as performance based compensation. Warrants have also been issued to another Company in connection with a joint marketing agreement.

Unregistered Sales of Equity Securities

On October 26, 2006, we entered into a Loan and Security Agreement (the Loan) with Cambria Investment Fund, L.P. (Cambria). Michael D. Vanderhoof, a director of Auxilio, is a principal in Cambria. Under the agreement, we could borrow up to $1,500,000.  In consideration for entering into the Loan, Cambria received warrants to purchase up to 750,000 shares of Auxilio common stock exercisable at $.46, the market price upon execution, with 300,000 shares vesting upon the execution of the warrant agreement and 30,000 shares vesting for every multiple of $100,000 borrowed under the Loan with the Company. The warrants issued to Cambria in connection with this transaction are exempt from registration under Section 5 of the Securities Act of 1933, as amended (Securities Act), pursuant to Section 4(2) of the Securities Act and Rule 506 promulgated under Regulation D.  Through December 2006, we had borrowed $745,000 on the Loan. The Loan Agreement contained a provision whereby the conversion price to convert the Note to equity was set at $.46. This borrowing earned Cambria the right to receive warrants to purchase 210,000 shares. The fair value of the warrant for the 300,000 shares issued upon execution was $92,558. Such amount was recorded as a loan acquisition cost and was to be amortized to interest expense over the life of the note.  The fair value of the warrant for the 210,000 shares issued in connection with the borrowing was $71,086. In accordance with ASC Topic 470-20, “Debt with Conversion Options,” we allocated a value of $71,086 to the warrants based on their relative fair value. Such amount was recorded as a discount against the carrying value of the note and was amortized to interest expense over the life of the note. The fair value of the warrants was determined using the Black-Scholes option-pricing model. (See Note 5 of the Notes to the Consolidated Financial Statements of Form 10-K for the fiscal year ended December 31, 2008 for the fair value assumptions used.)

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

The fair value of the warrant for the 240,000 shares issued in connection with the restructuring was $128,124 (see Note 5 of the Notes to the Consolidated Financial Statements of Form 10-K for the fiscal year ended December 31, 2008 for the accounting related to this debt modification). The fair value of the warrant was determined using the Black-Scholes option-pricing model. (See Note 5 of the Notes to the Consolidated Financial Statements of Form 10-K for the fiscal year ended December 31, 2008 for the fair value assumptions used.)

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

Forward Looking Statements. This discussion contains statements regarding operating trends and our beliefs and expectations regarding our future financial performance and future financial condition (which are referred to as “forward looking statements”). The consequences of those operating trends on our business and the realization of our expected future financial results, which are discussed in those statements, are subject to the uncertainties and risks described above in Part 1, Item 1A under the caption “Risk Factors.” Due to those uncertainties and risks, the duration and effects of those operating trends on our business and our future financial performance may differ, possibly significantly, from those that are currently expected as set forth in the forward looking statements. As a result, you should not place undue reliance on those forward looking statements.

Overview

Auxilio, Inc. and its wholly owned subsidiary, Auxilio Solutions, Inc., (Auxilio) provide integration strategies and outsourced services for print management in healthcare facilities. The Company helps hospitals and health systems reduce expenses and create manageable, dependable document image management programs by managing their back-office processes. The process is initiated through a detailed proprietary Image Management Assessment (IMA). The IMA is a strategic, operational and financial analysis that is performed at the customer’s premises using a combination of proprietary processes and innovative web based technology for data collection and report generation. After the IMA and upon engagement, Auxilio capitates the cost of the entire printmanagement process for the customer and places a highly trained resident team on site to manage the entire process.  Auxilio is focused solely on the healthcare industry.

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

We consider the following accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment:

•         Revenue recognition;

•         Stock-based compensation;

•         Accounting for financial instruments that possess characteristics of both debt and equity (i.e., warrants and conversion rights);

•         Accounting for income taxes; and

•         Impairment of intangible assets.

Please also see disclosures in Note 1 of the financial statements for the Company’s a summary of significant accounting policies.

Results of Operations

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Net Revenue

Revenues consist of equipment sales and ongoing service and supplies. Net revenue decreased by $5,033,556 to $15,982,456 for the year ended December 31, 2009, as compared to the same period in 2008. Service revenue in 2009 totaled approximately $15,200,000 compared to approximately $14,200,000 in 2008.  The increase is primarily attributable to the expansion of our customer base in 2009. Equipment revenue totaled $800,000 in 2009 compared to approximately $6,800,000 in 2008. The drop is a result of the decrease in leased equipment coming up for replacement in the Company’s current customer base as well as tighter credit inhibiting equipment financing.

Cost of Revenue

Cost of revenue consists of document imaging equipment, parts, supplies and salaries and expenses of field services personnel.  Cost of revenue was $11,934,706 for the year ended December 31, 2009, as compared to $15,907,494 for the same period in 2008. Service costs remained relatively consistent during 2009 while equipment costs decreased as a result of the drop in equipment revenues during this same period.

          Sales and Marketing

Sales and marketing expenses include salaries, commissions and expenses of sales and marketing personnel, travel and entertainment, and other selling and marketing costs.  Sales and marketing expenses were $1,323,399 for the year ended December 31, 2009, as compared to $1,476,223 for the same period in 2008. Included in sales and marketing costs for 2009 is a charge of $76,807 in connection with warrants issued to Sodexo for marketing services under a joint marketing agreement. Services under this agreement began in 2009. Aside from this cost, sales and marketing expenses decreased in 2009 as a result of fewer sales commissions paid on new service and equipment sales in 2009.

General and Administrative

General and administrative expenses, which include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses, and other administrative costs, decreased by $204,633 to $2,663,827 for the year ended December 31, 2009, as compared to $2,868,460 for the same period in 2008.  While the Company’s general and administrative staff headcount has remained consistent over the periods compared, the decrease is a result of performance based bonuses earned during 2008 which were not earned in 2009 due to the decrease in equipment revenues. In addition, we incurred approximately $300,000 in legal fees in September 2008 in connection with certain corporate strategic initiatives. In August 2009, we incurred approximately $180,000 in severance costs and approximately $148,000 in stock compensation costs as a result of the termination of our former CEO’s employment.

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

Amortization expense was zero for the year ended December 31, 2009 compared to $190,973 for the same period in 2008. The reduction is a result of the full amortization of identifiable intangible assets as of the end of 2008.

Other Income (Expense)

Interest expense for the year ended December 31, 2009 was $96,747, compared to $625,602 for the same period in 2008.  The reduction in expense is a result of the early April 2009 payoff of the remaining amounts owing under the Laurus Master Fund loan agreement and the July 2008 payoff and conversion of the loan from Cambria Investment Fund L.P.

Interest income is primarily derived from short-term interest-bearing securities and money market accounts.  Interest income for the year ended December 31, 2009 was $1,637, as compared to $6,244 for the same period in 2008, primarily due to a decrease in earnings rates of invested cash.

We earned a gain of $1,860 on the sale of certain computer equipment in 2009. No property and equipment was sold in 2008.

           Income Tax Expense

Income tax expense for the year ended December 31, 2009 was $2,974 and for the year ended December 31, 2008 was $55,891. The decrease in 2009 is due primarily to lower charges for state income taxes in an apportioned state that disallows consolidated tax return filings.

Liquidity and Capital Resources

At December 31, 2009, our cash and cash equivalents were $1,781,586 and our working capital was $1,654,912.  Our principal cash requirements are for operating expenses, including equipment, supplies, employee costs, and capital expenditures and funding of the operations. Our primary sources of cash are service and equipment sale revenues, the exercise of warrants and the sale of common stock in compliance with applicable Federal and state securities laws.

During the year ended December 31, 2009, cash provided by operating activities was $1,450,911 as compared to cash provided by operating activities of $1,222,816 for the same period in 2008.  The increase in cash provided in 2009 was primarily due to collection of accounts receivable for prior period equipment sales. Additionally, the Company has maintained a stable base of customers over this period and continues to benefit from cost savings initiatives in light of the current economic environment.

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

The Company continues to see improvement in its operations through the addition of a new customer in the third quarter of 2008, and prospective equipment sales to existing customers. We expect to close additional recurring revenue contracts to new customers in 2010 as well as additional equipment sales to existing customers.  Management believes that cash generated from operations along with the funds raised in the private placement offering in May 2009 will be sufficient to sustain our business operations over the next twelve months.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist primarily of conventional operating leases, purchase commitments and other commitments arising in the normal course of business, as further discussed below under “Contractual Obligations and Commercial Commitments.” As of December 31, 2009, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Contingent Liabilities and Commitments

       As of December 31, 2009, expected future cash payments related to contractual obligations and commercial commitments were as follows:

	Payments Due by Period
	Total	Within 1 year	Year 2-3	Year 4-5	More than 5 years
Long-term debt	$ -	$ -	$ -	$ -	$ -
Capital leases	22,608	5,537	11,073	5,998	-
Operating leases	827,099	79,188	309,810	326,187	111,914
Total	$ 849,707	$ 84,725	$ 320,883	$ 332,185	$ 111,914

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” as of the end of the period covered by this report, pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of the end of the period covered by this report, were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f). Management conducted an assessment of the effectiveness, as of December 31, 2009, of our internal control over financial reporting, based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment under that framework, management concluded that our internal control over financial reporting was effective as of December 31, 2009.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

       There has been no change in our internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

On November 12, 2009 the Company entered into a standard office lease with The Realty Associates Fund V, L.P., The lease term commences March 1, 2010 for a term of 66 months. The lease agreement is filed as Exhibit 10.15 to this report.

This disclosure is provided in lieu of disclosure under Item 8.01 of Form 8-K.

PART III

Item 10.    Directors, Executive Officers, and Corporate Governance

Information with respect to our executive officers and directors will be contained in the Definitive Proxy Statement relating to our 2010 Annual Meeting of Stockholders; said information is incorporated herein by reference.

The Company has adopted a code of ethics, which applies to all members of management.

Item 11.    Executive Compensation

A description of the compensation of our executive officers will be contained in the Definitive Proxy Statement relating to our 2010 Annual Meeting of Stockholders; said information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

A description of the security ownership of certain beneficial owners and management will be contained in the Definitive Proxy Statement relating to our 2010 Annual Meeting of Stockholders; said information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions and Director Independence

Description of certain relationships and related transactions with management will be contained in the Definitive Proxy Statement relating to our 2010 Annual Meeting of Stockholders; said information is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

A description of the principal accounting fees and services will be contained in the Definitive Proxy Statement relating to our 2010 Annual Meeting of Stockholders; said information is incorporated herein by reference.

Item 15.    Exhibits and Financial Statement Schedules

(a) Documents filed as a part of this report:

(1) Financial Statements

The financial statements included in Part II, Item 8 of this document are filed as part of this Report.

(2) Exhibits

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

10.8	Loan and Security Agreement between Auxilio, Inc. and Cambria Investment Fund, L.P. (filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on November 28, 2005).
10.9	Loan and Security Agreement dated as of October 25, 2006, between Auxilio, Inc. and Cambria Investment Fund, L.P. (filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on October 27, 2006).
10.10

Amended and Restated Loan and Security Agreement effective as of July 1, 2007 and dated August 13, 2007, between Auxilio, Inc. and Cambria Investment Fund, L.P. (filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on September 4, 2007).

10.11

Executive Employment Agreement between Registrant and Paul T. Anthony, Chief Financial Officer and Corporate Secretary dated November 13, 2007 (filed as Exhibit 10.2 to the Registrant’s Form 10-Q filed on November 16, 2007).

10.12	Amended and Restated Common Stock Purchase Warrant Agreement between Registrant and Etienne Weidemann, Chief Executive Officer, dated March 19, 2009.
10.13	Amended and Restated Common Stock Purchase Warrant Agreement between Registrant and Joseph Flynn, former Chief Executive Officer, dated March 19, 2009.
10.14

Executive Employment Agreement between Registrant and Sasha Gala, Senior Vice President and Chief Operating Officer and Corporate Secretary dated January 10, 2010 (filed as Exhibit 10.1 to the Registrant’s Form 8-K/A filed on January 12, 2010).

10.15	Standard Office Lease agreement by and between Auxilio, Inc and Realty Associates Fund V L.P. dated November 12, 2009.
14	Registrants Code of Ethics (incorporated by reference to Exhibit 14.1 to the Registrant’s Form 10-KSB filed on April 14, 2004).
16.1	Letter regarding change in certifying accountants dated February 14, 2002 (incorporated by reference to Exhibit 16 to the Registrant’s Form 8-K filed on February 15, 2002).
16.2	Letter regarding change in certifying accountants dated December 22, 2005 (incorporated by reference to Exhibit 16.1 to the Registrant’s Form 8-K/A filed on January 24, 2006).
21.1	Subsidiaries
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a).
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a).
32.1	Certification of the CEO and CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of Section 13 or 15(d) with the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                          AUXILIO, INC.

                                                                                          By:    /s/ Joseph J. Flynn
                                                                                          Joseph J. Flynn
                                                                                          Chief Executive Officer
                                                                                          Principal Executive Officer

                                                                                          March 31, 2010

                                                                                          By:    /s/ Paul T. Anthony
                                                                                          Paul T. Anthony
                                                                                          Chief Financial Officer
                                                                                          Principal Financial Officer

                                                                                          March 31, 2010

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Joseph J, Flynn Joseph J. Flynn	Chief Executive Officer (Principal Principal Executive Officer and Director)	March 31, 2010

/s/ Paul T. Anthony Paul T. Anthony	Chief Executive Officer (Principal Financial and Accounting Officer)	March 31, 2010

/s/ Edward Case Edward Case	Director	March 31, 2010

/s/ Michael Joyce Michael Joyce	Director	March 31, 2010

/s/ John D. Pace John D. Pace	Director (Non-executive Chairman of the Board)	March 31, 2010

/s/ Max Poll Max Poll	Director	March 31, 2010

/s/ Mark St. Clare Mark St. Clare	Director	March 31, 2010

/s/ Michael Vanderhoof Michael Vanderhoof	Director	March 31, 2010

AUXILIO, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2009 AND 2008

WITH REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

CONTENTS

Page
Report of Independent Registered Public Accounting Firm	F-1

Financial Statements:

Consolidated Balance Sheets	F-2

Consolidated Statements of Operations	F-3

Consolidated Statements of Stockholders’ Equity	F-4

Consolidated Statements of Cash Flows	F-5, F-6

Notes to Consolidated Financial Statements	F-7 to F-22

F

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Auxilio, Inc.

We have audited the accompanying consolidated balance sheets of Auxilio, Inc. (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years ended December 31, 2009 and 2008.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Auxilio, Inc. as of December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the years ended December 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ HASKELL & WHITE LLP

Irvine, California

March 31, 2010

AUXILIO, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$ 1,781,586	$ 1,198,126
Accounts receivable, net	1,397,598	4,201,689
Prepaid and other current assets	93,246	33,642
Supplies	537,170	745,207
Loan acquisition costs, net	-	44,431
Total current assets	3,809,600	6,223,095

Property and equipment, net	277,704	129,614
Deposits	43,792	28,790
Goodwill	1,517,017	1,517,017
	$ 5,648,113	$ 7,898,516

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$ 1,246,880	$ 3,236,008
Accrued compensation and benefits	554,702	662,663
Deferred revenue	349,271	489,563
Current portion of note payable, net of discount of $23,413 at December 31, 2008	-	1,308,587
Current portion of capital lease obligations	3,835	3,913
Total current liabilities	2,154,688	5,700,734

Capital lease obligations less current portion	17,537	-

Commitments and contingencies	-	-

Stockholders' equity:
Common stock, par value at $0.001, 33,333,333 shares authorized, 19,040,401 shares issued and outstanding at December 31, 2009 and 17,623,734 shares issued and outstanding at December 31, 2008	19,042	17,625
Additional paid-in capital	19,803,021	18,490,632
Accumulated deficit	(16,346,175)	(16,310,475)
Total stockholders' equity	3,475,888	2,197,782
Total liabilities and stockholders’ equity	$ 5,648,113	$ 7,898,516

The accompanying notes are an integral part of these consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008
Net revenues	$ 15,982,456	$ 21,016,012
Cost of revenues	11,934,706	15,907,494
Gross profit	4,047,750	5,108,518
Operating expenses:
Sales and marketing	1,323,399	1,476,223
General and administrative expenses	2,663,827	2,868,460
Intangible asset amortization	-	190,973
Total operating expenses	3,987,226	4,535,656
Income from operations	60,524	572,862
Other income (expense):
Interest expense	(96,747)	(625,602)
Interest income	1,637	6,244
Gain on sale of property and equipment	1,860	-
Total other income (expense)	(93,250)	(619,358)

Loss before provision for income taxes	(32,726)	(46,496)
Income tax expense	2,974	55,891
Net loss	$ (35,700)	$ (102,387)

Net loss per share:
Basic	$ (0.00)	$ (0.01)
Diluted	$ (0.00)	$ (0.01)

Number of weighted average shares outstanding –
Basic	18,572,127	16,834,408
Diluted	18,572,127	16,834,408

The accompanying notes are an integral part of these consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2009 AND 2008
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2008	16,235,309	16,237	17,364,202	(16,208,088)	1,172,351
Stock compensation expense for options and warrants granted to employees and consultants	-	-	396,643	-	396,643
Conversion of loan payable and accrued interest to common stock	842,175	842	386,558	-	387,400
Conversion of note payable to common stock	75,000	75	125,925	-	126,000
Warrants exercised	471,250	471	217,304	-	217,775
Net loss	-	-	-	(102,387)	(102,387)
Balance at December 31, 2008	17,623,734	17,625	18,490,632	(16,310,475)	2,197,782
Stock compensation expense for options and warrants granted to employees and consultants	-	-	471,998	-	471,998
Fair value of warrants issued for marketing services	-	-	76,807	-	76,807
Common stock issued in private placement, net of offering costs of $85,000	1,416,667	1,417	763,584	-	765,001
Net loss	-	-	-	(35,700)	(35,700)
Balance at December 31, 2009	19,040,401	$ 19,042	$ 19,803,021	$ (6,346,175)	$ 3,475,888

The accompanying notes are an integral part of these consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008
Cash flows provided by operating activities:
Net loss	$ (35,700)	$ (102,387)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation and amortization	169,822	119,267
Amortization of intangible assets	-	190,973
Bad debt recoveries	-	(28,510)
Interest expense related to amortization of warrants issued with loans	23,412	86,893
Interest expense related to amortization of loan acquisition costs	44,431	164,901
Stock compensation expense for options and warrants granted to employees and consultants	471,998	396,643
Fair value of warrants issued for marketing services	76,807	-
Interest expense related to accretion of loan	-	197,083
Changes in operating assets and liabilities:
Accounts receivable	2,804,091	(1,767,651)
Prepaid and other current assets	(59,604)	13,338
Supplies	208,037	(15,603)
Deposits	(15,002)	-
Accounts payable and accrued expenses	(1,989,128)	1,684,648
Accrued compensation and benefits	(107,961)	176,553
Deferred revenue	(140,292)	106,668
Net cash provided by operating activities	1,450,911	1,222,816
Cash flows (used for) investing activities:
Purchases of property and equipment	(292,816)	(39,945)
Net cash (used for) investing activities	(292,816)	(39,945)
Cash flows (used for) financing activities:
Net proceeds from issuance of common stock	765,001	-
Repayments on loan payable	-	(372,500)
Repayments on convertible note payable	(1,332,000)	(474,000)
Payments on capital leases	(7,636)	(22,448)
Proceeds from exercise of warrants	-	217,775
Net cash (used for) financing activities	(574,635)	(651,173)
Net increase in cash and cash equivalents	583,460	531,698
Cash and cash equivalents, beginning of year	1,198,126	666,428
Cash and cash equivalents, end of year	$ 1,781,586	$ 1,198,126

The accompanying notes are an integral part of these consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Year Ended December 31,
	2009	2008
Supplemental disclosure of cash flow information:

Interest paid	$ 28,571	$ 163,446

Income tax paid	$ 85,050	$ 18,487

Non-cash investing and financing activities:

Loan payable, note payable and accrued interest converted to common stock	$ -	$ 513,400

Disposition of fully depreciated property and equipment	$ 131,295	$ -

The accompanying notes are an integral part of these consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

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

         Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has reported a net loss of $35,700 for the year ended December 31, 2009 and has an accumulated deficit of $16,346,175 as of December 31, 2009. The Company reported a net loss of $102,387 for the year ended December 31, 2008.  The Company has working capital of $1,654,912 as of December 31, 2009.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All intercompany balances and transactions have been eliminated.

The accompanying financial statements do not include a statement of comprehensive income because there were no items that would require adjustment of net income to comprehensive income during the reporting periods.

Liquidity

During the year ended December 31, 2009, cash provided by operating activities was $1,450,911 as compared to cash provided by operating activities of $1,222,816 for the same period in 2008.  The Company has maintained a stable base of customers over this period and continues to benefit from cost savings initiatives in light of the current economic environment.

Historically the Company has incurred significant operating losses and cash outflows from operations.  Significant steps were taken in 2006 to reach profitability in 2007 including the reduction in sales and operations staff in an effort to lower operating costs and the addition of four new customers including its largest customer contract to date. The Company closed large equipment sales with existing clients in 2007 and 2008 and anticipates additional equipment sales in 2010.  There is also the expectation of signing additional recurring revenue customer contracts throughout 2010. It is anticipated by Management that these measures will allow the Company to continue to maintain positive cash flow for 2010.

The deterioration in the global credit markets, the financial services industry and the U.S. economy as a whole have resulted in a period of substantial turmoil and uncertainty characterized by unprecedented intervention by the United States federal government and the failure, bankruptcy, or sale of various financial and other institutions. The impact of these events on our business and the severity of the current economic crisis is uncertain. It is possible that the current crisis in the global credit markets, the financial services industry and the U.S. economy may adversely affect our business, vendors and prospects as well as our liquidity and financial condition.  As a result no assurances can be given as to the Company’s ability to increase its customer base and generate positive cash flows.  Although the Company has been able to raise additional working capital through convertible note agreements and private placement offerings of its common stock, the Company may not be able to continue this practice in the future nor may the Company be able to obtain additional working capital through other debt or equity financings. In the event that sufficient capital cannot be obtained, the Company may be forced to significantly reduce operating expenses to a point that would be detrimental to the Company’s business operations and business development activities. These courses of action may be detrimental to the Company’s business prospects and result in material charges to its operations and financial position.  In the event that any future financing should take the form of the sale of equity securities, the current equity holders may experience dilution of their investments.

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

Revenue Recognition

Revenue is recognized pursuant to ASC Topic 605, "Revenue Recognition" ("ASC 605").  Revenues from equipment sales transactions are earned when there is persuasive evidence of an arrangement, delivery has occurred, the sales price has been determined and collectability has been reasonably assured.  For equipment that is to be placed at the customer’s location at a future date, revenue is deferred until that equipment is placed.  Monthly service and supply revenue is earned monthly during the term of the contract, as services and supplies are provided monthly.  Overages, as defined in the contract, are billed to customers monthly and are earned when the number of images in any period exceeds the number allowed for in the contract.

When the Company enters into arrangements that include multiple deliverables, they typically consist of the sale of equipment, reserve for replacement of future equipment and a support services contract. Pursuant to ASC Subtopic 605-25-25: "Revenue Recognition - Multiple-Element Arrangements - Recognitions" ("ASC 605-25-25"), the Company accounts for each element within an arrangement with multiple deliverables as separate units of accounting. Revenue is allocated to each unit of accounting using the residual method, which allocates revenue to each unit of accounting based on the fair value of the undelivered items, after the Company has established vendor - specific objective evidence of fair value.

Deferred Revenue

Deferred revenue is an estimate of revenue expected to be earned in the future under the equipment contracts for additional equipment (printers and faxes) to be placed at the customer’s location that has been included in the original contract amount.  This additional equipment is identified by the Company at the start of a contract. Deferred revenue also includes proceeds received in excess of the residual value assigned to equipment from multiple deliverable sales, which is amortized over the expected term of the related service contract in accordance with ASC 605-25-25.

Cash and Cash Equivalents

For purposes of the statement of cash flows and balance sheet classification, cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts.  The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable.  It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change.  Management believes that no accounts receivable are uncollectible at December 31, 2009.

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

Intangible Assets

Under ASC Topic 350, "Intangibles, Goodwill and Other" ("ASC 350"), goodwill and intangible assets with indefinite lives are reviewed for impairment at least annually (December 31), or more frequently when indicators of impairment are present.  Intangible assets with definite lives are reviewed for impairment when indicators of impairment exist.  For goodwill, management compares the carrying value of the reporting unit to its related estimated fair value and recognizes an impairment charge in the amount by which the carrying value exceeds the estimated fair value.  For indefinite life intangible assets, management compares the estimated fair value of the intangible asset to its carrying value and an impairment charge is recognized in the amount by which the carrying value exceeds estimated fair value.  For definite life intangible assets, if the carrying value cannot be recovered from expected undiscounted future cash flows, then an impairment charge is recognized in the amount by which the carrying value exceeds the estimated fair value of the intangible asset.  The Company recognized no impairment charges during the years ended December 31, 2009 or December 31, 2008.

            Long-Lived Assets

In accordance with FASB ASC Topic 350, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment.  If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable.  In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value.  Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less the cost to sell. As of December 31, 2009, management determined there was no impairment of these assets.

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

Fair Value of Financial Instruments

The Company adopted ASC Topic 820, “Fair Value Measurements,” ("ASC 820") effective January 1, 2008, as required for financial assets and liabilities, on a prospective basis. ASC 820 defines fair value, provides a framework for measuring fair value and expands the disclosures required for fair value measurements. The standard applies to other accounting pronouncements, but does not require any new fair value measurements. ASC 820 did not have a material impact on the Company’s financial position or results of operations.

In February 2007, the FASB issued ASC Subtopic 825-10-25 "Financial Instruments - Overall - Recognition" ("ASC 825-10-25"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company adopted ASC 825-10-25 effective January 1, 2008. The Company currently has no eligible items to elect this option. The Company intends to evaluate any future potential eligible items on an instrument by instrument basis.

The carrying amounts of Cash and Cash Equivalents, Accounts Receivable and Accounts Payable approximate fair value due to the short-term nature of these financial instruments.

Stock-Based Compensation

Beginning January 1, 2006, the Company adopted ASC Topic 718, “Share-Based Payments” (“ASC 718”) and Securities and Exchange Commission Staff Accounting Bulletin No. 107 using the modified prospective transition method to account for its employee stock options. Under the modified prospective transition method, fair value of new and previously granted but unvested equity awards are recognized as compensation expense in the income statement, and prior period results are not restated.

For the years ended December 31, 2009 and 2008, stock-based compensation expense recognized in the statement of operations is as follows:

	Year Ended December 31,
	2009	2008
Cost of revenues	$ 98,610	$ 121,059
Sales and marketing	68,436	80,444
General and administrative expenses	304,952	195,140
Total stock based compensation expense	$ 471,998	$ 396,643

The Company recognizes stock-based compensation as an expense in accordance with ASC 718 and values the equity securities based on the fair value of the security on the date of grant.  Stock option awards are valued using the Black-Scholes option-pricing model.

The weighted average estimated fair value of stock options granted during 2009 and 2008 was $0.65 and $1.68 per share, respectively.  These amounts were determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the expected life of the option.  The assumptions used in the Black-Scholes model were as follows for stock options granted in 2009 and 2008:

	2009	2008

Risk-free interest rate	0.10% to 0.22%	0.23% to 2.18%
Expected volatility of common stock	77.92% to 101.65%	75.48% to 78.66%
Dividend yield	0%	0%
Expected life of options	3 years	3 years

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

Basic and Diluted Loss Per Share

In accordance with ASC Topic 260, “Earnings Per Share,” basic net loss per share is calculated using the weighted average number of shares of the Company’s common stock issued and outstanding during a certain period, and is calculated by dividing net loss by the weighted average number of shares of the Company’s common stock issued and outstanding during such period. Diluted net loss per share is calculated using the weighted average number of common and potentially dilutive common shares outstanding during the period, using the as-if converted method for secured convertible notes, and the treasury stock method for options and warrants.

As of December 31, 2009, potentially dilutive securities consist of options and warrants to purchase 9,208,066 shares of common stock at prices ranging from $0.30 to $12.00 per share. Of these potentially dilutive securities, none of the shares to purchase common stock from the options and warrants or convertible debt have been included in the computation of diluted earnings per share as their effect would be anti-dilutive.

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

The following table sets forth the computation of basic and diluted net loss per share:

Year Ended December 31
	2009	2008
Numerator:
Net loss	$ (35,700)	$ (102,387)
Effects of dilutive securities:
Convertible notes payable	-	-
(Loss) after effects of conversion of notes payable	$ (35,700)	$ (320,056)

Denominator:
Denominator for basic calculation weighted averages	18,572,127	16,834,408

Dilutive common stock equivalents:
Secured convertible notes	-	-
Options and warrants	-	-

Denominator for diluted calculation weighted average	18,572,127	21,885,453

Net loss per share:
Basic net loss per share	$ (.00)	$ (.01)

Diluted net loss per share	$ (.00)	$ (.01)

Segment Reporting

Based on the Company’s integration and management strategies, the Company operated in a single business segment.  For the years ended December 31, 2009 and 2008, all revenues have been derived from domestic operations.

New Accounting Pronouncements

In the third quarter of 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (each an “ASC” and collectively, the “Codification”), which establishes the Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. The historical GAAP hierarchy was eliminated and the Codification became the only level of authoritative GAAP, other than guidance issued by the Securities and Exchange Commission (“SEC”). The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standard Updates (“ASUs”). ASUs will serve to update the Codification, provide background information about the guidance and provide the bases for conclusions on change(s) in the Codification. The Codification is effective for all financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of the Codification did not have an impact on the Company’s consolidated financial statements. However, references to specific accounting standards in the notes to the Company’s consolidated financial statements have been changed to refer to the appropriate section of the Codification.

In December 2007, the FASB issued ASC Topic 805, Business Combinations (“ASC 805”). ASC 805 requires an entity to measure a business acquired at fair value and to recognize goodwill attributable to any noncontrolling interests (previously referred to as minority interests) rather than just the portion attributable to the acquirer. ASC 805 also results in fewer exceptions to the principle of measuring assets acquired and liabilities assumed in a business combination at fair value. In addition, ASC 805 requires payments to third parties for consulting, legal, audit, and similar services associated with an acquisition to be recognized as expenses when incurred rather than capitalized as part of the business combination. Also in December 2007, the FASB issued ASC Topic 810, Consolidation (“ASC 810”). ASC 810 requires that accounting and reporting for minority interests be recharacterized as noncontrolling interests and classified as a component of equity. The Company simultaneously adopted ASC 805 and ASC 810 as of January 1, 2009, as required. These standards had no impact on the previous acquisitions recorded by the Company in the Company’s consolidated financial statements.

In September 2006, the FASB issued ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), which clarifies the definition of fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurement. ASC 820 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. ASC 820 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On February 12, 2008, the FASB delayed the effective date of ASC 820 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This partially deferred the effective date of ASC 820 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this standard. The Company adopted ASC 820 as of January 1, 2008 for financial assets and liabilities, and January 1, 2009 for nonfinancial assets and nonfinancial liabilities. The adoption of ASC 820 for financial assets and liabilities and for nonfinancial assets and nonfinancial liabilities did not have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued FASB ASU No. 09-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force)” (“FASB ASU 09-13”). FASB ASU 09-13 updates the existing multiple-element arrangement guidance currently in FASB ASC 605-25 (“Revenue Recognition-Multiple-Element-Arrangements”). This new guidance eliminates the requirement that all undelivered elements have objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to the items that have already been delivered. Further, companies will be required to allocate revenue in arrangements involving multiple deliverables based on estimated selling price of each deliverable, even though such deliverables are not sold separately by either the company itself or other vendors. This new guidance also significantly expands the disclosures required for multiple-element revenue arrangements. The revised guidance will be effective for the fiscal year ending December 31, 2011, with early adoption permitted. The Company expects to adopt the standard in the first quarter of 2010. The Company does not expect the adoption of this standard to have a material impact on the Company’s consolidated financial statements.

(2)   Accounts Receivable

A summary of accounts receivable follows:

As of December 31
	2009	2008
Trade	$ 1,397,598	$ 4,201,689
Allowance for doubtful accounts	-	-
	$ 1,397,598	$ 4,201,689

(3)   Property and Equipment

A summary property and equipment follows:

	As of December 31
	2009	2008
Furniture and fixtures	$ 48,856	$ 53,972
Computers and office equipment	398,484	431,409
Fleet equipment	378,259	178,278
Leasehold improvements	25,202	25,202
	850,801	688,861
Less accumulated depreciation and amortization	(573,097)	(559,247)
	$ 277,704	$ 129,614

            Depreciation and amortization expense for property, equipment, and improvements amounted to $169,822 and $119,267 for the years ended December 31, 2009 and 2008, respectively.

 (4)  Note Payable

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

The Company determined that the conversion feature embedded in the notes payable satisfied the definition of a conventional convertible instrument, as the conversion option’s value may only be realized by the holder by exercising the option and receiving a fixed number of shares. As such, the embedded conversion option in the notes payable qualifies for equity classification, and is not bifurcated from the host contract. The Company also determined that the warrants issued to LMF qualify for equity classification. The Company allocated the net proceeds received in this transaction to each of the convertible debentures and common stock purchase warrants based on their relative estimated fair values. As a result, the Company allocated $2,739,320 to the convertible debentures and $260,680 to the common stock purchase warrants, which was recorded in additional paid-in-capital. Management determined that the convertible debentures did not contain a beneficial conversion feature based on the effective conversion price after allocating proceeds of the convertible debentures to the common stock purchase warrants. The amounts recorded for the common stock purchase warrants were amortized as interest expense over the term of the convertible debentures.

Interest charges associated with the convertible debentures, including amortization of the discount and loan acquisition costs totaled $94,545 for the year ended December 31, 2009. During the year ended December 31, 2009, the Company repaid the remaining principal balance of $1,332,000.

 (5)  Warrants

   Below is a summary of warrant activity during the years ended December 31, 2008 and 2009:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2008	3,047,687	$ 1.15
Granted in 2008	-	$ -
Exercised in 2008	(471,250)	$ .46
Cancelled in 2008	(406,233)	$ .72
Outstanding at December 31, 2008	2,170,204	$ 1.37
Granted in 2009	2,141,667	$ 1.50
Exercised in 2009	-	$ -
Cancelled in 2009	(330,000)	$ 1.95
Outstanding at December 31, 2009	3,981,871	$ 1.39	2.74	$ 241,292

Warrants exercisable at December 31, 2008	2,170,204	$ 1.37	2.50	$ 159,088

Warrants exercisable at December 31, 2009	2,131,871	$ 1.30	2.74	$ 241,292

The following tables summarize information about warrants outstanding and exercisable at December 31, 2009:

Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining in Contractual Life in Years	Outstanding Warrants Weighted Average Exercise Price	Number of Warrants Exercisable	Exercisable Warrants Weighted Average Exercise Price
$0.30 to $0.75	1,020,417	2.93	$ 0.52	1,020,417	$ 0.52
$.91 to $1.84	2,162,500	2.59	$ 1.52	312,500	$ 1.66
$1.85 to $2.00	611,041	3.27	$ 1.96	611,041	$ 1.96
$2.00 to $2.75	179,580	0.18	$ 2.36	179,580	$ 2.36
$3.00 to $12.00	8,333	0.33	$ 12.00	8,333	$ 12.00
$0.30 to $12.00	3,981,871	2.74	$ 1.39	2,131,871	$ 1.30

In June 2009, the Company issued a warrant to Sodexo, Inc. The warrant was issued in connection with a joint marketing agreement entered into between Sodexo and the Company in November 2008. The warrant is for 2,000,000 shares, has a term of 5 years, at $1.50 per warrant share. 150,000 shares vested upon execution in June 2009, and the remaining 1,850,000 shares vest as new customer contracts are executed.

(6)   Stock Option Plans

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

In May 2004, the shareholders approved the Auxilio, Inc. 2004 Stock Incentive Plan (the 2004 Plan).  The 2004 Plan is the successor to the Company’s existing 2000 Stock Option Plan, 2001 Stock Option Plan, and the 2003 Stock Option Plan (together, the Predecessor Plans).  The 2004 Plan became effective immediately upon stockholder approval at the Annual Meeting on May 12, 2004, and all outstanding options under the Predecessor Plans were incorporated into the 2004 Plan at that time. On May 12, 2004, 714,750 shares had been granted pursuant to the Predecessor Plans, with 751,987 shares available to grant. On May 12, 2004, shareholders approved 2,000,000 shares for the 2004 plan. Together with the Predecessor Plans, 3,466,737 shares were available to grant, and 714,750 had been granted.  The Predecessor Plans terminated, and no further option grants will be made under the Predecessor Plans.  However, all outstanding options under the Predecessor Plans continue to be governed by the terms and conditions of the existing option agreements for those grants except to the extent the Board or Compensation Committee elects to extend one or more features of the 2004 Plan to those options.  Under the Plan, the option exercise price is equal to the fair market value of the Company’s common stock at the date of grant.  Options expire no later than 10 years from the grant date and generally vest within five years.

In May 2007, the shareholders approved the Auxilio, Inc. 2007 Stock Option Plan (the 2007 Plan).  The 2007 Plan is the successor to the Company’s existing 2000 Stock Option Plan, 2001 Stock Option Plan, the 2003 Stock Option Plan, and the 2004 Stock Incentive Plan (together, the Predecessor Plans).  The 2007 Plan became effective immediately upon stockholder approval at the Annual Meeting on May 16, 2007, and all outstanding options under the Predecessor Plans were incorporated into the 2007 Plan at that time. On May 16, 2007, 2,890,147 shares had been granted pursuant to the Predecessor Plans, with 576,519 shares available to grant. On May 16, 2007, shareholders approved 1,003,334 shares for the 2007 plan. Together with the Predecessor Plans, 4,470,000 shares were available to grant, and 2,890,147 had been granted.  The Predecessor Plans terminated, and no further option grants will be made under the Predecessor Plans.  However, all outstanding options under the Predecessor Plans continue to be governed by the terms and conditions of the existing option agreements for those grants except to the extent the Board or Compensation Committee elects to extend one or more features of the 2007 Plan to those options. As of December 31, 2009, the remaining number of shares available for future grants under the 2007 Plan was 725,055 shares.  Under the Plan, the option exercise price is equal to the fair market value of the Company’s common stock at the date of grant.  Options expire no later than 10 years from the grant date and generally vest within three years. In March 2009 the Company granted options for 850,000 shares of stock at $0.55 to certain management level employees. These options vest based on the achievement of certain Company financial goals in fiscal year 2010.

Additional information with respect to these Plans’ stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2008	4,257,648	$ 1.12
Granted in 2008	238,500	$ 1.68
Exercised in 2008	-	$ -
Cancelled in 2008	(110,962)	$ 1.49
Outstanding at December 31, 2008	4,385,186	$ 1.15	7.30	$ 2,335,007
Granted in 2009	1,804,500	$ 0.65
Exercised in 2009	-	$ -
Cancelled in 2009	(963,491)	$ 0.96
Outstanding at December 31, 2009	5,226,195	$ 1.02	7.24	$ 389,065

Options exercisable at December 31, 2008	2,527,326	$ 1.24	6.47	$ 20,960

Options exercisable at December 31,2009	2,970,568	$ 1.19	6.00	$ 129,030

The following table summarizes information about stock options outstanding and exercisable at December 31, 2009:

Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining in Contractual Life in Years	Outstanding Options Weighted Average Exercise Price	Number of Options Exercisable	Exercisable Options Weighted Average Exercise Price
$0.30 to $0.75	1,863,500	8.26	$ 0.55	578,667	$ 0.54
$0.75 to $0.90	1,185,497	6.26	$ 0.82	743,719	$ 0.83
$0.91 to $1.84	1,715,047	7.32	$ 1.36	1,213,031	$ 1.39
$1.85 to $2.00	421,151	5.15	$ 1.99	414,151	$ 1.99
$2.00 to $2.75	30,000	8.68	$ 2.15	10,000	$ 2.15
$3.00 to $6.75	11,000	2.47	$ 6.41	11,000	$ 6.41
$0.30 to $6.75	5,226,195	7.24	$ 1.02	2,970,568	$ 1.19

Unamortized compensation expense associated with unvested options approximates $787,172 as of December 31, 2009.

(7)   Income Taxes

For the years ended December 31, 2009 and 2008, the components of income tax expense are as follows:

	Year Ended December 31
	2009	2008
Current provision:
Federal	$ (7,235)	$ 4,238
State	10,209	51,653
	2,974	55,891
Deferred benefit:
Federal	-	-
State	-	-
	-	-
Income tax expense	$ 2,974	$ 55,891

Income tax provision amounted to $2,974 and $55,891 for the years ended December 31, 2009 and 2008, respectively (an effective rate of (9.1)% for 2009 and (120.2)% for 2008).  A reconciliation of the provision for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

	Year Ended December 31
	2009	2008
Computed tax at federal statutory rate of 34%	$ (11,127)	$ (15,800)
State taxes, net of federal benefit	6,738	34,100
Non deductible items	20,006	23,100
Other	129,728	32,257
Change in valuation allowance	(142,371)	(17,766)
	$ 2,974	$ 55,891

Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which is uncertain.  Accordingly, a valuation allowance, in an amount equal to the net deferred tax asset as of December 31, 2009 and 2008 has been established to reflect these uncertainties.  As of December 31, 2009 and 2008, the net deferred tax asset before valuation allowances is approximately $4,684,000 and $4,578,000, respectively, for federal income tax purposes, and $943,000 and $935,000, respectively for state income tax purposes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Year Ended December 31
	2009	2008
Deferred tax assets:
Accrued salaries/vacation	$ 106,800	$ 93,200
Depreciation	19,100	-
Accrued equipment pool	17,400	18,500
State taxes	7,800	16,300
Stock options	636,000	604,000
Net operating loss carryforwards	5,100,100	4,993,600
Total deferred tax assets	5,887,200	5,725,600

Deferred tax liabilities:
Depreciation	-	20,400
Amortization of intangibles	9,300	1,500
Other	250,900	190,700
Total deferred tax liabilities	260,200	212,600

Net deferred assets before valuation allowance	5,627,000	5,513,000
Valuation allowance	(5,627,000)	(5,513,000)
Net deferred tax assets	$ -	$ -

At December 31, 2009, the Company has available unused net operating loss carryforwards of approximately $13,295,000 for federal and $8,793,000 for state that may be applied against future taxable income and that, if unused, expire beginning in 2013 through 2028.

Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code under section 382.  The annual limitation may result in the expiration of net operating loss carryforwards before utilization.

Effective January 1, 2007, the Company adopted new accounting guidance which altered the framework for recognizing income tax contingencies. Previously, the focus was on the subsequent liability recognition for estimated losses from tax contingencies where such losses were probable and the related amounts could be reasonably estimated. Under this new guidance, a contingent tax asset (i.e., an uncertain tax position) may only be recognized if it is more likely than not that it will ultimately be sustained up on audit.  The Company has evaluated its tax positions for all jurisdictions and all years for which the statute of limitations remains open and determined that no additional liability for unrecognized tax benefits and interest was necessary.

(8)   Retirement Plan

The Company sponsors a 401(k) plan (the Plan) for the benefit of employees who are at least 21 years of age.  The Company’s management determines, at its discretion, the annual and matching contribution.  The Company elected not to contribute to the Plan for the years ended December 31, 2009 and 2008.

(9)   Commitments

Leases

The Company leases its Mission Viejo, California facility under a noncancellable operating lease.  The lease expired in February 2010. The Company entered into a 66 month noncancellable operating lease effective March 2010. The newly leased facility is also located in Mission Viejo, California.  Rent expense for the years ended December 31, 2009 and 2008 totaled $169,954 and $164,254, respectively.  Future minimum lease payments under non-cancelable operating leases during subsequent years are as follows:

December 31,	Payments
2010	$ 79,188
2011	152,858
2012	156,952
2013	161,046
2014	165,141
Thereafter	111,914
Total	$ 827,099

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

On June 10, 2009, the Company entered into an employment agreement with Sasha Gala to serve as the Chief Operating Officer, or COO. The employment agreement terminated December 31, 2009. Ms. Gala reports to the CEO and is responsible for developing and directing the management of the Company’s customer base and operations staff. Ms. Gala joined the Company in October of 2005 as Resident Director for California Pacific Medical Center (CPMC) in San Francisco and was promoted in 2008 to Senior Vice President of West Coast Operations for the Company. Ms. Gala was paid an annual base salary of $159,500. She also received the customary employee benefits paid by the Company and was eligible for commissions and an annual Incentive Compensation Plan bonus that could pay up to 10% of her base salary.

Effective January 1, 2010, the Company entered into a new employment agreement with Sasha Gala to the serve as Senior Vice President and COO. The employment agreement has a term of two years, and provides for an annual base salary of $159,500.  Ms. Gala will also receive the customary employee benefits paid by the Company.  Ms. Gala shall also be entitled to receive a bonus of up to $40,000 per year, the achievement of which is based on certain personal and Company related performance metrics. In addition, Ms. Gala is eligible to receive additional compensation upon the renewals of accounts within her territory equal to approximately 5% of average monthly billings. The Company may terminate Ms. Gala’s employment under this agreement without cause at any time on thirty days advance written notice, at which time Ms. Gala would receive severance pay for three months.

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

(10) Concentrations

Cash Concentrations

At times, cash balances held in financial institutions are in excess of federally insured limits. Management performs periodic evaluations of the relative credit standing of financial institutions and limits the amount of risk by selecting financial institutions with a strong credit standing.

Major Customers

For the year ended December 31, 2009, there were three customers that each generated at least 10% of the Company’s revenues and these three customers represented a total of 63% of revenues.  As of December 31, 2009, accounts receivable due from these customers total approximately $1,644,000.

For the year ended December 31, 2008, there were two customers that each generated at least 10% of the Company’s revenues and these two customers represented a total of 54% of revenues.  As of December 31, 2008, gross accounts receivable due from these customers total approximately $1,989,000.

 (11)       Related Party Transactions

In November 2007, the Company entered in to a consulting agreement with John D. Pace, a director, and Chairman of the Board to provide support to the Company in the capacity of Chief Strategy Officer.  Mr. Pace was entitled to receive $6,000 per month through December 2008 for his services. The agreement terminated December 31, 2008.   In August 2009, the Company entered into another consulting agreement with Mr. Pace. The agreement provides that the Company will pay Mr. Pace $6,000 per month as compensation for his services. The agreement expires on December 31, 2010. Total cash compensation to Mr. Pace for the years ended December 31, 2008 and 2009 was $82,000 and $30,000, respectively.