Form 10-Q
period 2010-03-31
AUXILIO INC
filed 2010-05-14
CIK 1011432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 000-27507

AUXILIO, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0350448
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

26300 La Alameda, Suite 100
Mission Viejo, California  92691
(Address of principal executive offices, zip code)

(949) 614-0700
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑No .

Indicated by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes No .

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

Indicate by check mark whether the registrant is a shell company (as defined by Section 12b-2 of the Exchange Act). Yes ☐  No ☑.

The number of shares of the issuer's common stock, $0.001 par value, outstanding as of May 13, 2010 was 19,257,951.

 PART I – FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31, 2010	DECEMBER 31, 2009
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$1,906,974	$1,781,586
Accounts receivable, net	1,227,196	1,397,598
Supplies	589,435	537,170
Prepaid and other current assets	130,979	93,246
Total current assets	3,854,584	3,809,600

Property and equipment, net	237,440	277,704
Deposits	43,792	43,792
Goodwill	1,517,017	1,517,017
	$5,652,833	$5,648,113

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,226,637	$1,246,880
Accrued compensation and benefits	490,411	554,702
Deferred revenue	320,663	349,271
Current portion of capital lease obligations	3,945	3,835
Total current liabilities	2,041,656	2,154,688

Capital lease obligations, noncurrent	16,492	17,537

Commitments and contingencies	-	-

Stockholders' equity:
Common stock, par value at $0.001, 33,333,333 shares authorized, 19,159,151 and 19,040,401 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	19,161	19,042
Additional paid-in capital	19,915,893	19,803,021
Accumulated deficit	(16,340,369)	(16,346,175)
Total stockholders' equity	3,594,685	3,475,888
Total liabilities and stockholders’ equity	$5,652,833	$5,648,113

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2010	2009
Revenues	$3,698,621	$3,727,610
Cost of revenues	2,655,830	2,864,897
Gross profit	1,042,791	862,713
Operating expenses:
Sales and marketing	320,409	261,814
General and administrative expenses	713,734	616,693
Total operating expenses	1,034,143	878,507
Income (loss) from operations	8,648	(15,794)
Other income (expense):
Interest expense	(456)	(88,588)
Interest income	14	1,458
Total other income (expense)	(442)	(87,130)
Income (loss) before provision for income taxes	8,206	(102,924)
Income tax expense	2,400	2,400
Net income (loss)	$5,806	$(105,324)

Net income (loss) per share:
Basic	$0.00	$(0.01)
Diluted	$0.00	$(0.01)

Number of weighted average shares:
Basic	19,049,081	17,623,734
Diluted	20,573,503	17,623,734

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 2010
(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2009	19,040,401	$19,042	$19,803,021	$(16,346,175)	$3,475,888
Common stock issued through exercise of warrants	118,750	119	63,506	-	63,625
Stock compensation expense for options and warrants granted to employees and directors	-	-	49,366	-	49,366
Net income	-	-	-	5,806	5,806
Balance at March 31, 2010	19,159,151	$19,161	$19,915,893	$(16,340,369)	$3,594,685

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2010	2009
Cash flows provided by operating activities:
Net income (loss)	$5,806	$(105,324)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation	72,947	31,750
Stock compensation expense for warrants and options issued to employees and directors	49,366	76,045
Interest expense related to amortization of warrants issued with loans	-	21,723
Interest expense related to amortization of loan acquisition costs	-	41,225
Changes in operating assets and liabilities:
Accounts receivable	170,402	2,788,482
Supplies	(52,265)	103,036
Prepaid and other current assets	(37,733)	(8,031)
Accounts payable and accrued expenses	(20,243)	(1,691,938)
Accrued compensation and benefits	(64,291)	(275,540)
Deferred revenue	(28,608)	(39,038)
Net cash provided by operating activities	95,381	942,390
Cash flows (used for) investing activities:
Purchases of property and equipment	(32,683)	(66,396)
Net cash (used for) investing activities	(32,683)	(66,396)
Cash flows provided by (used for) financing activities:
Payments on capital leases	(935)	(4,805)
Payments on notes payable and long-term debt	-	(150,000)
Net proceeds from issuance of common stock	63,625	-
Net cash provided by (used for) financing activities	62,690	(154,805)
Net increase in cash and cash equivalents	125,838	721,189
Cash and cash equivalents, beginning of period	1,781,586	1,198,126
Cash and cash equivalents, end of period	$1,906,974	$1,919,315

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Three Months Ended March 31,
	2010	2009
Supplemental disclosure of cash flow information:

Interest paid	$456	$25,335

Income taxes paid	$-	$51,900

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

1.           BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Auxilio, Inc. and its subsidiaries (“the Company”) have been prepared in accordance with generally accepted accounting principles of the United States of America (“GAAP”) for interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission (SEC) on March 31, 2010.

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

For the three months ended March 31, 2010, the Company was able to generate sufficient cash from revenues to cover its operating expenses. However, no assurances can be given that the Company can continue to generate sufficient revenues. The Company believes that the availability of funds from equity offerings, the growth of its customer base and cost containment efforts will enable the Company to generate positive operating cash flows and to continue its operations.

The recent deterioration in the global credit markets, the financial services industry and the U.S. economy as a whole have been experiencing a period of substantial turmoil and uncertainty characterized by unprecedented intervention by the United States federal government and the failure, bankruptcy, or sale of various financial and other institutions. The impact of these events on our business and the severity of the current economic crisis is uncertain. It is possible that the current crisis in the global credit markets, the financial services industry and the U.S. economy may adversely affect our business, vendors and prospects as well as our liquidity and financial condition.  As a result no assurances can be given as to the Company’s ability to increase its customer base and continue to generate positive cash flows.  Although the Company has been able to raise additional working capital through convertible note agreements and private placement offerings of its common stock, the Company may not be able to continue this practice in the future nor may the Company be able to obtain additional working capital through other debt or equity financings. In the event that sufficient capital cannot be obtained, the Company may be forced to significantly reduce operating expenses to a point that would be detrimental to the Company’s business operations and business development activities. These courses of action may be detrimental to the Company’s business prospects and result in material changes to its operations and financial position.  In the event that any future financing should take the form of the sale of equity securities, the current equity holders may experience dilution of their investments.

The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries.  All intercompany balances and transactions have been eliminated.

The accompanying financial statements do not include a statement of comprehensive income because there were no items that would require adjustment of net income to comprehensive income during the reporting periods.

The Company has performed an evaluation of subsequent events through the date of filing these financial statements with the SEC.

2.           RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2009, the FASB issued authoritative guidance (ASU 2009-13) regarding multiple-deliverable revenue arrangements that address how to separate deliverables and how to measure and allocate consideration to one or more units of accounting. Specifically, the guidance requires that consideration be allocated among multiple deliverables based on relative selling prices. The guidance establishes a selling price hierarchy of (1) vendor-specific objective evidence, (2) third-party evidence and (3) estimated selling price. This guidance is effective for annual periods beginning after June 15, 2010, but may be early adopted as of the beginning of an annual period. The Company is currently evaluating the effect that this guidance will have on its consolidated financial position and results of operations.

From time to time, new accounting pronouncements are issued by the FASB that we adopt as of the specified effective date. Unless otherwise discussed in these financial statements and notes or in our financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2009, we believe the impact of any other recently issued standards that are not yet effective are either not applicable to us at this time or will not have a material impact on our consolidated financial statements upon adoption.

3.           OPTIONS AND WARRANTS

Below is a summary of Auxilio stock option and warrant activity during the three month period ended March 31, 2010:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2009	5,226,195	$1.02
Granted	52,000	1.02
Exercised	-	-
Cancelled	(705,666)	0.96
Outstanding at March 31, 2010	4,572,529	$1.03	6.96	$1,155,631
Exercisable at March 31, 2010	2,980,069	$1.10	6.03	$657,311

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2009	3,981,871	$1.39
Granted	-	-
Exercised	(118,750)	.54
Cancelled	(136,780)	2.32
Outstanding at March 31, 2010	3,726,341	$1.39	2.75	$521,234
Exercisable at March 31, 2010	1,876,341	$1.28	2.75	$521,234

During the three months ended March 31, 2010, the Company granted a total of 52,000 options to its employees and directors to purchase shares of the Company’s common stock at an exercise price range of $0.80 to $1.10 per share. The exercise price equals the fair value of the Company’s stock on the grant date.  The options have graded vesting annually over three years starting January 2010.  The fair value of the options was determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.12 to 0.18%; (ii) estimated volatility of 84.86 to 87.94%; (iii) dividend yield of 0.0%; and (iv) expected life of the options of three years.

In November 2008 the Company entered into a five year joint marketing agreement with Sodexo Operations, LLC, (“Sodexo”) to provide Auxilio’s document services to Sodexo’s healthcare customer base in the United States.  Sodexo will invest in sales and marketing resources and assist the Company with marketing their document services to Sodexo’s US healthcare customer base of more than 1,600 hospitals.  Under the terms of the agreement the Company expects to provide Sodexo with warrants to purchase up to two million shares of the Company’s common stock at a price of $1.50 per share.  The first one hundred and fifty thousand warrants vested in June 2009.  The balance of the warrants will vest in increments of between 75,000 and 500,000 shares dependent on the size and number of the new customer contracts that the Company enters into as a direct result of this agreement.

For the three months ended March 31, 2010 and 2009, stock-based compensation expense recognized in the statement of operations as follows:

	2010	2009
Cost of revenues	$23,105	$22,810
Sales and marketing	(13,528)	17,146
General and administrative expenses	39,789	36,089
Total stock based compensation expense	$49,366	$76,045

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

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended March 31,
	2010	2009
Numerator:
Net income (loss)	$5,806	$(105,324)

Denominator:
Denominator for basic calculation weighted average shares	19,049,081	17,623,734

Dilutive common stock equivalents:
Options and warrants	1,524,422	-

Denominator for diluted calculation weighted average shares	20,573,503	17,623,734

Net income (loss) per share:

Basic net income (loss) per share	$0.00	$(0.01)

Diluted net income (loss) per share	$0.00	$(0.01)

5.           ACCOUNTS RECEIVABLE

A summary as of March 31, 2010 is as follows:

Trade receivable	$1,516,955
Customer advances	(289,759)
Allowance for doubtful accounts	-
Total accounts receivable	$1,227,196

6.	EMPLOYMENT AGREEMENTS

On August 5, 2009 the Board of Directors appointed Mr. Joseph J. Flynn as President and Chief Executive Officer (“CEO”) effective August 31, 2009. Mr. Flynn has served as a member of the Board of Directors since 2003. He previously held the position of President and CEO for the Company from 2003 to 2006, having resigned to take a position as the Vice President of the Sport Group for the Nielsen Company. In connection with his appointment as President and CEO, the Company and Mr. Flynn entered into that certain Executive Employment Agreement, effective as of August 31, 2009 (the “Flynn Employment Agreement”).  The Flynn Employment Agreement provides that Mr. Flynn will be employed by the Company as President and CEO, for an initial term beginning on August 31, 2009 and ending on December 31, 2011, at an initial base salary of $250,000, up to $100,000 per year incentive compensation and options for 250,000 shares as more specifically set forth in the Flynn Employment Agreement.  Upon termination of Mr. Flynn’s employment by the Company other than for cause or by Mr. Flynn for good reason, the Company shall continue paying Mr. Flynn’s salary for six (6) months and accelerate the vesting of Company options and/or warrants issued to Mr. Flynn.

On March 15, 2006, the Company entered into an employment agreement with Paul T. Anthony to serve as Chief Financial Officer (“CFO”) and Corporate Secretary. This new agreement was effective January 1, 2006, had a term of two years, and provided for a base annual salary of $170,000. Mr. Anthony received 75,000 options and an annual bonus when certain earnings and revenue targets were accomplished. In November of 2007, the Company entered in to a new employment agreement with Mr. Anthony, to continue to serve as the Company’s CFO effective January 1, 2008. The employment agreement had a term of two years, and provided for a base annual salary of $170,000 in year one and $185,000 in year two. Mr. Anthony also participated in the Executive Bonus Plan whereby he was eligible to receive an annual bonus of 2.5% of positive EBITDA up to $3.5 million and 3.0% of EBITDA for amounts over $3.5 million. In 2009 the Compensation Committee adjusted the Executive Bonus Plan. Under the new plan, Mr. Anthony could earn a maximum bonus of $42,900 with $21,450 earned if the Company books $20 million in new contracts in 2009 and $21,450 earned if the Company has gross margins from existing businesses of 24 percent in 2009. These bonus amounts are each reduced to a 50 percent payout if the actual performance falls short of the target by 15 percent or less. There is no payout if the actual performance falls short by more than 15 percent. Mr. Anthony also could earn periodic commissions of 3.0% of the net cash flow from equipment sales up to $2.5 million annually and a 3.6% commission for amounts over $2.5 million.

 On April 2, 2010, the Company entered into a new employment agreement with Paul T. Anthony to the serve as Executive Vice President (“EVP”) and CFO. As EVP and CFO, Mr. Anthony will continue to report to the CEO and will have duties and responsibilities assigned by the CEO. The employment agreement is effective January 1, 2010, has a term of two years, and provides for an annual base salary of $203,500.  The agreement will automatically renew for subsequent 12 month terms unless either party provides advance written notice to the other that such party does not wish to renew the agreement for a subsequent 12 months. Mr. Anthony will also receive the customary employee benefits paid by the Company.  Mr. Anthony shall also be entitled to receive a bonus of up to $60,000 per year, the achievement of which is based on Company performance metrics. The Company may terminate Mr. Anthony’s employment under this agreement without cause at any time on thirty days advance written notice, at which time Mr. Anthony would receive severance pay for six months and be fully vested in all options and warrants granted to date.

On June 10, 2009, the Company appointed Sasha Gala to the office of Chief Operating Officer (“COO”). As COO, Ms. Gala reports to the CEO and is responsible for developing and directing the management of the Company’s customer base and operations staff. Ms. Gala joined the Company in October of 2005 as Resident Director for California Pacific Medical Center (CPMC) in San Francisco and was promoted in 2008 to Senior Vice President of West Coast Operations for the Company. Ms. Gala was paid an annual base salary of $159,500. She also received the customary employee benefits paid by the Company and was eligible for commissions and an annual Incentive Compensation Plan bonus that could pay up to 10% of her base salary. Effective January 1, 2010, the Company entered into a new employment agreement with Sasha Gala to the serve as Senior Vice President and COO.  The employment agreement has a term of two years, and provided for an annual base salary of $159,500.  Ms. Gala also received the customary employee benefits paid by the Company.  Ms. Gala was also entitled to receive a bonus of up to $40,000 per year, the achievement of which was based on personal and Company related performance metrics. In addition, Ms. Gala was eligible to receive additional compensation upon the renewals of accounts within her territory equal to approximately 5% of average monthly billings. The Company could terminate Ms. Gala’s employment under this agreement without cause at any time on thirty days advance written notice, at which time Ms. Gala would receive severance pay for three months. On April 23, 2010, Ms. Gala resigned her position as COO of the Company effective April 30, 2010.

7.           CONCENTRATIONS

Cash Concentrations

At times, cash balances held in financial institutions are in excess of federally insured limits. Management performs periodic evaluations of the relative credit standing of financial institutions and limits the amount of risk by selecting financial institutions with a strong credit standing.

Major Customers

The Company's five largest customers accounted for approximately 83% of the Company's revenues for the three months ended March 31, 2010.  Accounts receivable for these customers totaled approximately $1,243,000 as of March 31, 2010. The Company's three largest customers accounted for approximately 89% of the Company's revenues for the three months ended March 31, 2009.

8.           SEGMENT REPORTING

The Company has adopted ASC Topic 280, “Disclosures about Segments of an Enterprise and Related Information.”  Since the Company operates in one business segment based on the Company’s integration and management strategies, segment disclosure has not been presented.

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

Although we have been able to generate positive cash flow from operations, the recent deterioration in the global credit markets, the financial services industry and the U.S. economy as a whole have been experiencing a period of substantial turmoil and uncertainty, no assurances can be given as to the Company’s ability to continue to generate positive cash flows.  Although we were previously able to raise additional working capital through private placement offerings of our common stock, through our debt financing with Laurus Master Fund, Ltd. and our Loan Agreement with Cambria Investment Fund L.P., we may not be able to continue this practice in the future nor may we be able to obtain additional working capital through other debt or equity financings. In the event that sufficient capital cannot be obtained, we may be forced to significantly reduce operating expenses to a point which would be detrimental to business operations, curtail business activities, sell business assets or discontinue some or all of our business operations, or take other actions which could be detrimental to business prospects and result in charges which could be material to our operations and financial position.  In the event that any future financing should take the form of the sale of equity securities, the current equity holders may experience dilution of their investments.

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

Readers should carefully review the risk factors described below under the heading "Risk Factors That May Affect Future Results"  and in other documents we file from time to time with the Securities and Exchange Commission, including our Form 10-K for the fiscal year ended December 31, 2009.  Our filings with the Securities and Exchange Commission, including our Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those filings, pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, are available free of charge at www.auxilioinc.com, when such reports are available at the Securities and Exchange Commission web site.

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

Where appropriate, references to “Auxilio,” the “Company,” “we,” “us” or “our” include Auxilio, Inc. and Auxilio Solutions, Inc.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities.  We evaluate these estimates on an on-going basis, including those estimates related to customer programs and incentives, product returns, bad debts, inventories, investments, intangible assets, income taxes, contingencies and litigation.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  The results of these estimates form the basis for our judgments about the carrying values of assets and liabilities which are not readily apparent from other sources.  As a result, actual results may differ from these estimates under different assumptions or conditions.

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

We enter into arrangements that include multiple deliverables, which typically consist of the sale of equipment and a support services contract. Pursuant to ASC Subtopic 605-25-25: “Revenue Recognition – Multiple-Element Arrangements - Recognitions”, we account for each element within an arrangement with multiple deliverables as separate units of accounting. Revenue is allocated to each unit of accounting using the residual method, which allocates revenue to each unit of accounting based on the fair value of the undelivered items.

You should refer to our Annual Report on Form 10-K filed on March 31, 2010 for a discussion of our critical accounting policies.

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

Revenue

Revenue decreased by $28,989 to $3,698,621 for the three months ended March 31, 2010, as compared to the same period in 2009.  Consistent revenues year over year are reflective of service revenues from a stable customer base. Equipment sales to date in 2010 were approximately $94,000 as compared to approximately $16,000 for the same period in 2009.

Cost of Revenue

Cost of revenue consists of document imaging equipment, parts, supplies and salaries and expenses of field services personnel.  Cost of revenue was $2,655,830 for the three months ended March 31, 2010, as compared to $2,864,897 for the same period in 2009. The decrease in the cost of revenue for the first quarter of 2010 is attributed to cost savings achieved from more efficient and effective operations in 2010 as our contracts mature as compared to the same period in 2009.

Sales and Marketing

Sales and marketing expenses include salaries, commissions and expenses for sales and marketing personnel, travel and entertainment, and other selling and marketing costs.  Sales and marketing expenses were $320,409 for the three months ended March 31, 2010, as compared to $261,814 for the same period in 2009.  Sales and marketing expenses for the first quarter of 2010 are higher due to a more aggressive sales effort to obtain new clients and the marketing costs associated with the updating of the Company’s website and other branding initiatives.

General and Administrative

General and administrative expenses include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses and other administrative costs. General and administrative expenses increased by $97,041 to $713,734 for the three months ended March 31, 2010, as compared to $616,693 for the three months ended March 31, 2009.  General and administrative expenses increased primarily as a result of retaining a consultant to perform an organizational assessment.

Other Income (Expense)

Interest expense for the three months ended March 31, 2010 was $456, compared to $88,588 for the same period in 2009.  The reduction in expense is a result of the April 2009 payoff of the remaining amounts owing under the Laurus Master Fund loan agreement.

Interest income is primarily derived from short-term interest-bearing securities and money market accounts.  Interest income for the three months ended March 31, 2010 was $14, as compared to $1,458 for the same period in 2009, solely due to a decrease in earnings rates of invested cash.

Income Tax Expense

Income tax expense for each of the three months ended March 31, 2010 and March 31, 2009, was $2,400, which represents the minimum tax liability due for required state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2010, our cash and cash equivalents were $1,906,974 and our working capital was $1,816,873.  Our principal cash requirements are for operating expenses, including equipment, supplies, employee costs, and capital expenditures and funding of the operations. Our primary sources of cash are service and equipment sale revenues, the exercise of options and warrants and the sale of common stock.

During the three months ended March 31, 2010, our cash provided by operating activities amounted to $95,381, as compared to $942,390 provided by operating activities for the same period in 2009.  The difference in cash provided in 2010 compared to 2009 was primarily due to a collection of accounts receivable in 2009 for a prior period equipment sale. Additionally, the Company has maintained a stable base of customers over this period and continues to benefit from cost savings initiatives in light of the current economic environment.

In April 2006, we entered into a $3,000,000 Fixed Price Convertible Note (the “Note”) agreement with Laurus Master Fund (“LMF”). The term of the Note was for three years at an interest rate of prime plus 2.0%. We paid the principal outstanding under the Note by 1/60th per month starting 90 days after the closing. For the three months ended March 31, 2009, we repaid $150,000 in principal of the Note. The Note was subsequently paid off in April 2009.

We expect to close additional recurring revenue contracts to new customers throughout 2010 as well as additional equipment sales to existing customers.  Management believes that cash generated from operations along with the funds raised in the exercise of options and warrants will be sufficient to sustain our business operations over the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

Our off-balance sheet arrangements consist primarily of conventional operating leases, purchase commitments and other commitments arising in the normal course of business, as further discussed below under “Contractual Obligations and Commercial Commitments.” As of March 31, 2010, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

As of March 31, 2010, expected future cash payments related to contractual obligations and commercial commitments were as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital leases	$20,437	$3,945	$16,492	$-	$-
Operating leases	730,168	-	292,067	326,187	111,914
Total	$750,605	$3,945	$308,559	$326,187	$111,914

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item 3.

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

WE ARE DEPENDENT UPON OUR LARGEST CUSTOMERS.

The loss of any key customer could have a material adverse effect upon our financial condition, business, prospects and results of operation.  Our five largest customers represent approximately 83% of our revenues for the three months ended March 31, 2010.  Although we anticipate that major customers will represent less than 53% of revenue for the 2010 fiscal year and less than 35% of revenue for the 2011 fiscal year, the loss of these customers may contribute to our inability to operate as a going concern and may require us to obtain additional equity funding or debt financing (beyond the amounts described above) to continue our operations.  We cannot be certain that we will be able to obtain such additional financing on commercially reasonable terms, or at all.

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

AUXILIO, INC.

Date:  May 14, 2010
By:      /s/     Joseph J. Flynn
                      Joseph J. Flynn
                      Chief Executive Officer
                      (Principal Executive Officer)

Date:  May 14, 2010
      /s/     Paul T. Anthony
Paul T. Anthony
Chief Financial Officer
(Principal Accounting Officer)