Form 10-Q
period 2010-06-30
AUXILIO INC
filed 2010-08-13
CIK 1011432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-Q
__________________

(Mark One)
[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicated by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  .  Yes No .

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

The number of shares of the issuer's common stock, $0.001 par value, outstanding as of August 12, 2010 was 19,257,951.

AUXILIO, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2010	DECEMBER 31, 2009
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$2,065,842	$1,781,586
Accounts receivable, net	1,317,237	1,397,598
Supplies	529,300	537,170
Prepaid and other current assets	228,373	93,246
Total current assets	4,140,752	3,809,600

Property and equipment, net	250,487	277,704
Deposits	28,013	43,792
Goodwill	1,517,017	1,517,017
	$5,936,269	$5,648,113

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,514,763	$1,246,880
Accrued compensation and benefits	660,147	554,702
Deferred revenue	297,419	349,271
Current portion of capital lease obligations	24,320	3,835
Total current liabilities	2,496,649	2,154,688

Capital lease obligations, noncurrent	62,544	17,537

Commitments and contingencies	-	-

Stockholders' equity:
Common stock, par value at $0.001, 33,333,333 shares authorized, 19,257,951 and 17,623,734 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	19,259	19,042
Additional paid-in capital	20,051,484	19,803,021
Accumulated deficit	(16,693,667)	(16,346,175)
Total stockholders' equity	3,377,076	3,475,888
Total liabilities and stockholders’ equity	$5,936,269	$5,648,113

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Revenues	$3,587,851	$3,853,901	$7,286,473	$7,581,511
Cost of revenues	2,797,753	3,036,734	5,453,583	5,901,631

Gross profit	790,098	817,167	1,832,890	1,679,880

Operating expenses:
Sales and marketing	316,858	364,567	637,267	626,381
General and administrative expenses	825,563	571,434	1,539,297	1,188,128

Total operating expenses	1,142,421	936,001	2,176,564	1,814,509

Loss from operations	(352,323)	(118,834)	(343,674)	(134,629)

Other income (expense):
Interest expense	(1,109)	(7,258)	(1,566)	(95,845)
Interest income	134	96	148	1,554
Gain on sale of fixed assets	-	1,860	-	1,860

Total other income (expense)	(975)	(5,302)	(1,418)	(92,431)

Loss before provision for income taxes	(353,298)	(124,136)	(345,092)	(227,060)

Income tax expense	-	-	(2,400)	(2,400)

Net loss	$(353,298)	$(124,136)	$(347,492)	$(229,460)

Net loss per share:
Basic	$(.02)	$(.01)	$(.02)	$(.01)
Diluted	$(.02)	$(.01)	$(.02)	$(.01)

Number of weighted average shares:
Basic	19,237,365	18,573,697	19,143,743	18,096,091
Diluted	19,237,365	18,573,697	19,143,743	18,096,091

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED JUNE 30, 2010
(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2009	19,040,401	$19,042	$19,803,021	$(16,346,175)	$3,475,888
Common stock issued through exercise of warrants	217,550	217	117,747	-	117,964
Stock compensation expense for options and warrants granted to employees and directors	-	-	130,716	-	130,716
Net loss	-	-	-	(347,492)	(347,492)
Balance at June 30, 2010	19,257,951	$19,259	$20,051,484	$(16,693,667)	$3,377,076

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2010	2009
Cash flows provided by operating activities:
Net loss	$(347,492)	$(229,460)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	150,520	58,357
Stock compensation expense for warrants and options issued to employees and consultants	130,716	158,059
Fair value of warrants issued for marketing services	-	76,807
Interest expense related to amortization of warrants issued with loans	-	23,412
Interest expense related to amortization of loan acquisition costs	-	44,431
Changes in operating assets and liabilities:
Accounts receivable	80,361	3,201,326
Supplies	7,870	78,957
Prepaid and other current assets	(135,127)	(93,371)
Deposits	15,779	-
Accounts payable and accrued expenses	267,883	(1,656,204)
Accrued compensation and benefits	105,445	(119,502)
Deferred revenue	(51,852)	(84,065)
Net cash provided by operating activities	224,103	1,458,747
Cash flows (used for) investing activities:
Purchases of property and equipment	(54,312)	(72,342)
Net cash (used for) investing activities	(54,312)	(72,342)
Cash flows provided by (used for) financing activities:
Net proceeds from issuance of common stock	117,964	765,001
Payments on capital leases	(3,499)	(5,755)
Payments on notes payable and long-term debt	-	(1,332,000)
Net cash provided by (used for) financing activities	114,465	(572,754)
Net increase in cash and cash equivalents	284,256	813,651
Cash and cash equivalents, beginning of period	1,781,586	1,198,126
Cash and cash equivalents, end of period	$2,065,842	$2,011,777

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Six Months Ended June 30,
	2010	2009
Supplemental disclosure of cash flow information:

Interest paid	$1,552	$27,683

Income taxes paid	$-	$62,000

Property and equipment acquired by capital lease	$68,991	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

1.           BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Auxilio, Inc. and its subsidiaries (“the Company”) have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Accordingly, these financial statements do not include all of the information and notes required by GAAP for complete financial statements.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 31, 2010.

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

For the six months ended June 30, 2010, the Company was able to generate sufficient cash from revenues to cover its operating expenses. The Company believes that the availability of funds from the growth of its customer base and cost containment efforts will enable the Company to generate positive operating cash flows and to continue its operations.

The recent deterioration in the global credit markets, the financial services industry and the U.S. economy as a whole have been experiencing a period of substantial turmoil and uncertainty characterized by unprecedented intervention by the United States federal government and the failure, bankruptcy, or sale of various financial and other institutions. The impact of these events on our business and the severity of the current economic crisis is uncertain. It is possible that the current crisis in the global credit markets, the financial services industry and the U.S. economy may adversely affect our business, vendors and prospects.  As a result no assurances can be given as to the Company’s ability to increase its customer base..

The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries.  All intercompany balances and transactions have been eliminated.

The accompanying financial statements do not include a statement of comprehensive income because there were no items that would require adjustment of net income to comprehensive income during the reporting periods.

The Company has performed an evaluation of subsequent events through the date of filing these financial statements with the SEC .

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

From time to time, new accounting pronouncements are issued by the FASB that we adopt as of the specified effective date. Unless otherwise discussed in these financial statements and notes or in our financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2009, we believe the impact of any other recently issued standards that are not yet effective are either not applicable to us at this time or will not have a material impact on our consolidated financial statements upon adoption

3.           OPTIONS AND WARRANTS

Below is a summary of Auxilio stock option and warrant activity during the six month period ended June 30, 2010:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2009	5,226,195	$1.02
Granted	282,000	1.09
Exercised	-	-
Cancelled	(712,666)	0.96
Outstanding at June 30, 2010	4,795,529	$1.03	6.92	$932,480
Exercisable at June 30, 2010	3,140,235	$1.09	5.87	$554,235

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2009	3,981,871	$1.39
Granted	-	-
Exercised	(217,550)	.54
Cancelled	(186,913)	2.79
Outstanding at June 30, 2010	3,577,408	$1.37	2.66	$402,664
Exercisable at June 30, 2010	1,727,408	$1.24	2.66	$402,664

During the six months ended June 30, 2010, the Company granted a total of 282,000 options to its employees and directors to purchase shares of the Company’s common stock at an exercise price range of $0.80 to $1.15 per share, which exercise price equals the fair value of the Company’s stock on the grant date.  The options have graded vesting annually over three years starting January 2010.  The fair value of the options was determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair value are as follows: (i) risk-free interest rate of 0.12 to 0.21%; (ii) estimated volatility of 84.21 to 87.94%; (iii) dividend yield of 0.0%; and (iv) expected life of the options of three years.

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

For the three and six months ended June 30, 2010 and 2009, stock-based compensation expense recognized in the statement of operations as follows:

	Three Months		Six months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Cost of revenues	$29,457	$27,921	$52,562	$50,731
Sales and marketing	9,553	17,097	(3,975)	34,242
General and administrative expense	42,338	36,997	82,129	73,086
Total stock based compensation expense	$81,348	$82,015	$130,716	$158,059

4.           NET INCOME (LOSS) PER SHARE

Basic net loss per share is calculated using the weighted average number of shares of the Company’s common stock issued and outstanding during a certain period, and is calculated by dividing the net loss by the weighted average number of shares of the Company’s common stock issued and outstanding during such period. Diluted net loss per share is calculated using the weighted average number of common and potentially dilutive common shares outstanding during the period, using the as-if converted method for secured convertible notes, and the treasury stock method for options and warrants. Options and warrants were not included in the computation of diluted net loss per share because inclusion would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator:
Net loss	$(353,298)	$(124,136)	$(347,492)	$(229,460)

Denominator:
Denominator for basic calculation weighted average shares	19,237,365	18,573,697	19,143,743	18,096,091

Dilutive common stock equivalents:
Options and warrants	-	-	-	-

Denominator for diluted calculation weighted average shares	19,237,365	18,573,697	19,143,743	18,096,091

Net loss per share:
Basic net loss per share	$(.02)	$(.01)	$(.02)	$(.01)

Diluted net loss per share	$(.02)	$(.01)	$(.02)	$(.01)

5.           ACCOUNTS RECEIVABLE

A summary as of June 30, 2010 is as follows:

Trade receivable	$1,614,649
Customer advances	(297,412)
Allowance for doubtful accounts	-
Total accounts receivable	$1,317,237

6.	EMPLOYMENT AGREEMENTS

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

In November of 2007, the Company entered in to an employment agreement with Mr. Paul T. Anthony, to continue to serve as the Company’s CFO effective January 1, 2008. The employment agreement had a term of two years, and provided for a base annual salary of $185,000 in 2009. Mr. Anthony also participated in the Executive Bonus Plan through which he earned an annual bonus of $27,874 based on new contracts signed and gross margin goals from existing businesses in 2009. Mr. Anthony also earned commissions of $31,647 from equipment sales in 2009.

 On April 2, 2010, the Company entered into a new employment agreement with Mr. Anthony to the serve as Executive Vice President (“EVP”) and CFO. As EVP and CFO, Mr. Anthony will continue to report to the CEO and will have duties and responsibilities assigned by the CEO. The employment agreement is effective January 1, 2010, has a term of two years, and provides for an annual base salary of $203,500.  The agreement will automatically renew for subsequent 12 month terms unless either party provides advance written notice to the other that such party does not wish to renew the agreement for a subsequent 12 months. Mr. Anthony will also receive the customary employee benefits paid by the Company.  Mr. Anthony shall also be entitled to receive a bonus of up to $60,000 per year, the achievement of which is based on Company performance metrics. The Company may terminate Mr. Anthony’s employment under this agreement without cause at any time on thirty days advance written notice, at which time Mr. Anthony would receive severance pay for six months and be fully vested in all options and warrants granted to date.

On June 10, 2009, the Company appointed Sasha Gala to the office of Chief Operating Officer (“COO”). As COO, Ms. Gala reported to the CEO and was responsible for developing and directing the management of the Company’s customer base and operations staff. Ms. Gala joined the Company in October of 2005 as Resident Director for California Pacific Medical Center (CPMC) in San Francisco and was promoted in 2008 to Senior Vice President of West Coast Operations for the Company. Ms. Gala was paid an annual base salary of $159,500. She also received commissions of $23,529 and bonus of $13,184. Effective January 1, 2010, the Company entered into a new employment agreement with Ms. Gala to the serve as Senior Vice President and COO.  The employment agreement had a term of two years, and provided for an annual base salary of $159,500.  Ms. Gala also received bonuses and commissions totaling $6,579. The Company could terminate Ms. Gala’s employment under this agreement without cause at any time on thirty days advance written notice, at which time Ms. Gala would receive severance pay for three months. On April 23, 2010, Ms. Gala resigned her position as COO of the Company effective April 30, 2010. The Company entered into a separation agreement with Ms. Gala on May 3, 2010. Under the terms of this agreement, Ms. Gala will be paid severance costs totaling approximately $124,000 in various installments through October 2011.

7.           CONCENTRATIONS

Cash Concentrations

At times, cash balances held in financial institutions are in excess of federally insured limits. Management performs periodic evaluations of the relative credit standing of financial institutions and limits the amount of risk by selecting financial institutions with a strong credit standing.

Major Customers

The Company's five largest customers accounted for approximately 82% of the Company's revenues for the six months ended June 30, 2010.  Accounts receivable for these customers totaled approximately $1,240,000 as of June 30, 2010 which is 94% of the Company’s accounts receivable balance. The Company's three largest customers accounted for approximately 62% of the Company's revenues for the six months ended June 30, 2009.

8.           SEGMENT REPORTING

The Company has adopted ASC 280, “Segment Reporting”. Since the Company operates in one business segment based on the Company’s integration and management strategies, segment disclosure has not been presented.

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

Readers should carefully review the risk factors described below under the heading "Risk Factors"  and in other documents we file from time to time with the SEC, including our Form 10-K for the fiscal year ended December 31, 2009.  Our filings with the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those filings, pursuant to Sections 13(a) and 15(d) of the Exchange Act, are available free of charge at www.auxilioinc.com, when such reports are available at the SEC web site.

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

RESULTS OF OPERATIONS

For the Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

Revenue

Revenue decreased by $266,050 to $3,587,851 for the three months ended June 30, 2010, as compared to the same period in 2009.  We have maintained a stable customer base over the periods compared. We have renewed or extended several customer service contracts in the last year. These renewals contain programs to assist the customer in cost reduction. In certain accounts we have been able to reduce unit price. Equipment sales were approximately $45,000 for both the three months ended June 30, 2010 and June 30, 2009.

Cost of Revenue

Cost of revenue consists of document imaging equipment, parts, supplies and salaries and expenses of field services personnel.  Cost of revenue was $2,797,753 for the three months ended June 30, 2010, as compared to $3,036,734 for the same period in 2009.  This decrease is consistent with our reduced revenue and reflective of our programs implemented at certain customers to effect cost reduction.

Sales and Marketing

Sales and marketing expenses include salaries, commissions and expenses for sales and marketing personnel, travel and entertainment, and other selling and marketing costs.  Sales and marketing expenses were $316,858 for the three months ended June 30, 2010, as compared to $364,567 for the same period in 2009. Included in sales and marketing costs for the three months ended June 30, 2009 is a charge of $76,807 in connection with warrants issued to Sodexo for marketing services under a joint marketing agreement. There is no similar charge in 2010. Aside from this cost, sales and marketing expenses increased in 2010 as a result of marketing consultants retained to update the Company website and perform other marketing functions.

General and Administrative

General and administrative expenses include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses and other administrative costs. General and administrative expenses increased by $254,129 to $825,563 for the three months ended June 30, 2010, as compared to $571,434 for the same period in 2009. The increase is due to severance being paid to a former executive and increased executive travel costs in connection with client relations.

Other Income (Expense)

Interest expense for the three months ended June 30, 2010 was $1,109, compared to $7,258 for the same period in 2009.   The reduction in expense is a result of the early April 2009 payoff of the remaining principal balance of the loan from Laurus Master Fund. Interest income is derived from short-term interest-bearing securities and money market accounts.  Interest income for the three months ended June 30, 2010 was $134, as compared to $96 for the same period in 2009, primarily due to nominal interest rates for invested cash.

Income Tax Expense

There was no income tax expense for the three months ended June 30, 2010 or 2009.

For the Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

Revenue

Revenue decreased $295,038 to $7,286,473 for the six months ended June 30, 2010, as compared to the same period in 2009.  We have maintained a stable customer base over the periods compared. We have renewed or extended several customer service contracts in the last year. These renewals contain programs to assist the customer in cost reduction. In certain accounts we have been able to reduce unit price. Equipment sales were approximately $140,000 for the six months ended June 30, 2010 as compared to approximately $60,000 for the same period in 2009.

Cost of Revenue

Cost of revenue consists of document imaging equipment, parts, supplies and salaries and expenses of field services personnel.  Cost of revenue decreased $447,778 to $5,453,853 for the six months ended June 30, 2010, as compared to $5,901,631 for the same period in 2009. This decrease is consistent with our reduced revenue and reflective of our programs implemented at certain customers to effect cost reduction.

Sales and Marketing

Sales and marketing expenses include salaries, commissions and expenses for sales and marketing personnel, travel and entertainment, and other selling and marketing costs.  Sales and marketing expenses were $637,267 for the six months ended June 30, 2010, as compared to $626,381  for the same period in 2009. Included in sales and marketing costs for the six months ended June 30, 2009 is a charge of $76,807 in connection with warrants issued to Sodexo for marketing services under a joint marketing agreement. There is no similar charge in 2010. Aside from this cost, sales and marketing expenses increased in 2010 as a result of marketing consultants retained to update the Company website and perform other marketing functions.

General and Administrative

General and administrative expenses include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses and other administrative costs. General and administrative expenses increased by $351,169 to $1,539,297 for the six months ended June 30, 2010, as compared to $1,188,128 for the same period in 2009.  The increase is due to severance being paid to a former executive, increased executive travel costs in connection with client relations and consulting costs associated with an organizational assessment prepared in 2010.

Other Income (Expense)

Interest expense for the six months ended June 30, 2010 was $1,566, compared to $95,845 for the same period in 2009.  The reduction in expense is a result of the early April 2009 payoff of the remaining principal balance of the loan from Laurus Master Fund.

Interest income is primarily derived from short-term interest-bearing securities and money market accounts.  Interest income for the six months ended June 30, 2010 was $148, as compared to $1,554 for the same period in 2009, primarily due to nominal interest rates for invested cash.

Income Tax Expense

Income tax expense for the six months ended June 30, 2010 of $2,400 represents the minimum amount due for state filing purposes. Income tax expense for the six months ended June 30, 2009 of $2,400 also represents the minimum amount due for state filing purposes.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2010, our cash and cash equivalents were $2,065,842 and our working capital was $1,644,103.  Our principal cash requirements are for operating expenses, including equipment, supplies, employee costs, and capital expenditures and funding of the operations. Our primary sources of cash are service and equipment sale revenues, the exercise of warrants and the sale of common stock.

During the six months ended June 30, 2010, our cash provided by operating activities amounted to $224,103, as compared to $1,458,747 provided by for the same period in 2009.  The difference in cash provided in 2010 compared to 2009 was primarily due to a collection of accounts receivable in 2009 for a prior period equipment sale. Additionally, the Company has maintained a stable base of customers over this period and continues to benefit from cost savings initiatives in light of the current economic environment.

We expect to close additional recurring revenue contracts to new customers throughout 2010 as well as additional equipment sales to existing customers.  Management believes that cash generated from operations along with the funds raised in the exercise of options and warrants will be sufficient to sustain our business operations over the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

Our off-balance sheet arrangements consist primarily of conventional operating leases, purchase commitments and other commitments arising in the normal course of business, as further discussed below under “Contractual Obligations and Commercial Commitments.” As of June 30, 2010, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

As of June 30, 2010, expected future cash payments related to contractual obligations and commercial commitments were as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital leases	$99,243	$32,919	$63,556	$2,768	$-
Operating leases	730,169	45,380	313,222	329,599	41,968
Total	$829,412	$78,299	$376,778	$332,367	$41,968

ITEM 4.                      CONTROLS AND PROCEDURES.

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

PART II - OTHER INFORMATION

ITEM 1A.                      RISK FACTORS.

This Quarterly Report on Form 10-Q, including the discussion and analysis of our financial condition, and results of operations set forth above, contains certain forward-looking statements.  Forward-looking statements set forth estimates of, or our expectations or beliefs regarding, our future financial performance.  Those estimates, expectations and beliefs are based on current information and are subject to a number of risks and uncertainties that could cause our actual operating results and financial performance in the future to differ, possibly significantly, from those set forth in the forward-looking statements contained in this Quarterly Report and, for that reason, you should not place undue reliance on those forward-looking statements. Those risks and uncertainties include, although they are not limited to, the following:

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

WE ARE DEPENDENT UPON OUR LARGEST CUSTOMERS.

The loss of any key customer could have a material adverse effect upon our financial condition, business, prospects and results of operation.  Our five largest customers represent approximately 82% of our revenues for the six months ended June 30, 2010.  The loss of these customers may contribute to our inability to operate as a going concern and may require us to obtain additional equity funding or debt financing to continue our operations.  We cannot be certain that we will be able to obtain such additional financing on commercially reasonable terms, or at all.

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

AUXILIO, INC.

Date: August 13, 2010	By: /s/ Joseph J. Flynn Joseph J. Flynn Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2010	/s/ Paul T. Anthony
Paul T. Anthony Chief Financial Officer (Principal Accounting Officer)