Form 10-Q
period 2010-09-30
AUXILIO INC
filed 2010-11-12
CIK 1011432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-Q
__________________

          (Mark One)
[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
__________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐.

Indicated by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐ No ☐.

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

The number of shares of the issuer's common stock, $0.001 par value, outstanding as of November 12, 2010 was 19,336,651.

AUXILIO, INC.
FORM 10-Q

 PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30, 2010	DECEMBER 31, 2009
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$1,305,478	$1,781,586
Accounts receivable, net	1,723,523	1,397,598
Supplies	492,803	537,170
Prepaid and other current assets	176,698	93,246
Total current assets	3,698,502	3,809,600

Property and equipment, net	224,683	277,704
Deposits	28,013	43,792
Goodwill	1,517,017	1,517,017
Total assets	$5,468,215	$5,648,113

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,213,383	$1,246,880
Accrued compensation and benefits	475,774	554,702
Deferred revenue	280,397	349,271
Current portion of capital lease obligations	27,165	3,835
Total current liabilities	1,996,719	2,154,688

Capital lease obligations, noncurrent	59,744	17,537

Commitments and contingencies	-	-

Stockholders' equity:
Common stock, par value at $0.001, 33,333,333 shares authorized, 19,336,651 and 19,040,401 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	19,338	19,042
Additional paid-in capital	20,264,969	19,803,021
Accumulated deficit	(16,872,555)	(16,346,175)
Total stockholders' equity	3,411,752	3,475,888
Total liabilities and stockholders’ equity	$5,468,215	$5,648,113

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Revenues	$3,970,654	$4,600,021	$11,257,127	$12,181,532
Cost of revenues	3,135,217	3,060,229	8,588,800	8,961,860

Gross profit	835,437	1,539,792	2,668,327	3,219,672

Operating expenses:
Sales and marketing	378,654	385,959	1,015,921	1,012,340
General and administrative expenses	633,744	886,649	2,173,041	2,074,776

Total operating expenses	1,012,398	1,272,608	3,188,962	3,087,116

Income (loss) from operations	(176,961)	267,184	(520,635)	132,556

Other income (expense):
Interest expense	(2,384)	(425)	(3,949)	(96,271)
Interest income	456	50	604	1,604
Gain on sale of fixed assets	-	-	-	1,860

Total other income (expense)	(1,928)	(375)	(3,345)	(92,807)

Income (loss) before provision for income taxes	(178,889)	266,809	(523,980)	39,749

Income tax expense	-	-	(2,400)	(2,400)

Net income (loss)	$(178,889)	$266,809	$(526,380)	$37,349

Net income (loss) per share:
Basic	$(.01)	$.01	$(.03)	$.00
Diluted	$(.01)	$.01	$(.03)	$.00

Number of weighted average shares:
Basic	19,278,595	19,040,401	19,189,188	18,414,320
Diluted	19,278,595	19,040,401	19,189,188	18,414,320

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2010
(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2009	19,040,401	$19,042	$19,803,021	$(16,346,175)	$3,475,888
Common stock issued through exercise of options and warrants	296,250	296	161,154	-	161,450
Stock compensation expense for options and warrants granted to employees and directors	-	-	210,633	-	210,633
Fair value of warrants issued for marketing services	-	-	90,161	-	90,161
Net loss	-	-	-	(526,380)	(526,380)
Balance at September 30, 2010	19,336,651	$19,338	$20,264,969	$(16,872,555)	$3,411,752

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2010	2009
Cash flows provided by (used for) operating activities:
Net income (loss)	$(526,380)	$37,349
Adjustments to reconcile net income (loss) to net cash
provided by (used for) operating activities:
Depreciation	216,514	97,254
Obsolete inventory	-	15,956
Stock compensation expense for warrants and options issued to employees and consultants	210,633	388,736
Fair value of warrants issued for marketing services	90,161	76,807
Interest expense related to amortization of warrants issued with loans	-	23,412
Interest expense related to amortization of loan acquisition costs	-	44,431
Changes in operating assets and liabilities:
Accounts receivable	(325,925)	2,525,685
Supplies	44,367	72,202
Prepaid and other current assets	(83,452)	5,701
Deposits	15,779	-
Accounts payable and accrued expenses	(33,497)	(1,713,531)
Accrued compensation and benefits	(78,928)	(122,148)
Deferred revenue	(68,874)	(108,852)
Net cash provided by (used for) operating activities	(539,602)	1,343,002
Cash flows used for investing activities:
Purchases of property and equipment	(88,240)	(292,816)
Net cash used for investing activities	(88,240)	(292,816)
Cash flows provided by (used for) financing activities:
Net proceeds from issuance of common stock	161,450	765,001
Payments on capital leases	(9,716)	(6,721)
Payments on notes payable and long-term debt	-	(1,332,000)
Net cash provided by (used for) financing activities	151,734	(573,720)
Net increase (decrease) in cash and cash equivalents	(476,108)	476,466
Cash and cash equivalents, beginning of period	1,781,586	1,198,126
Cash and cash equivalents, end of period	$1,305,478	$1,674,592

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Nine Months Ended September 30,
	2010	2009
Supplemental disclosure of cash flow information:

Interest paid	$3,949	$28,102

Income taxes paid	$-	$62,750
Non cash investing and financing activity:
Property and equipment acquired by capital lease	$75,253	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
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

The recent deterioration in the global credit markets, the financial services industry and the U.S. economy as a whole have been experiencing a period of substantial turmoil and uncertainty characterized by unprecedented intervention by the United States federal government and the failure, bankruptcy, or sale of various financial and other institutions. The impact of these events on our business and the severity of the current economic crisis is uncertain. It is possible that the current crisis in the global credit markets, the financial services industry and the U.S. economy may adversely affect our business, vendors and prospects.  As a result no assurances can be given as to the Company’s ability to increase its customer base.

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

3.           OPTIONS AND WARRANTS

Below is a summary of Auxilio stock option and warrant activity during the nine month period ended September 30, 2010:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2009	5,226,195	$1.02
Granted	542,000	1.07
Exercised	(27,500)	0.56
Cancelled	(716,666)	0.96
Outstanding at September 30, 2010	5,024,029	$1.03	6.86	$1,001,640
Exercisable at September 30, 2010	3,243,402	$1.09	5.77	$631,582

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2009	3,981,871	$1.39
Granted	-	-
Exercised	(268,750)	0.54
Cancelled	(187,913)	2.79
Outstanding at September 30, 2010	3,525,208	$1.38	2.59	$401,150
Exercisable at September 30, 2010	1,850,208	$1.28	2.59	$401,150

During the nine months ended September 30, 2010, the Company granted a total of 542,000 options to its employees and directors to purchase shares of the Company’s common stock at an exercise price range of $0.80 to $1.15 per share, which exercise price equals the fair value of the Company’s stock on the grant date.  The options have graded vesting annually over three years starting January 2010.  The fair value of the options was determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair value are as follows: (i) risk-free interest rate of 0.12 to 0.21%; (ii) estimated volatility of 84.21 to 87.94%; (iii) dividend yield of 0.0%; and (iv) expected life of the options of three years.

In November 2008, the Company entered into a five year joint marketing agreement with Sodexo Operations, LLC, (“Sodexo”) to provide Auxilio’s document services to Sodexo’s healthcare customer base in the United States.  Sodexo will invest in sales and marketing resources and assist the Company with marketing their document services to Sodexo’s US healthcare customer base of more than 1,600 hospitals.  Under the terms of the agreement the Company provided Sodexo with warrants to purchase up to two million shares of the Company’s common stock at a price of $1.50 per share.  The first 150,000 warrants vested on June 2, 2009. The fair value of the warrant for the 150,000 shares vesting upon execution on June 2, 2009 was $76,807. This amount was recognized as a sales and marketing expense in June 2009. The Company accounts for equity based payments to non-employees in accordance with ASC Topic 505-50. As the warrant issued is more reliably measurable at fair value, the Company uses the fair value of the warrant to account for the transaction. The fair value of the warrant was determined using the Black-Scholes option-pricing model, with the following assumptions: (i) no expected dividends; (ii) a risk free interest rate of 0.20%; (iii) expected volatility of 85.07%; and (iv) an expected life of the warrants of three years. An additional 175,000 vested on July 13, 2010 upon the signing of a new customer contract. The fair value of the warrant for the 175,000 shares vesting with the signing of the new customer contract on July 13, 2010 was $90,161. This amount was recognized as a sales and marketing expense in July 2010. The fair value of the warrant was determined using the Black-Scholes option-pricing model, with the following assumptions: (i) no expected dividends; (ii) a risk free interest rate of 0.17%; (iii) expected volatility of 82.56%; and (iv) an expected life of the warrants of three years.  The balance of the warrants will vest in increments of between 75,000 and 500,000 shares dependent on the size and number of the new customer contracts that the Company enters into as a direct result of this agreement

For the three and nine months ended September 30, 2010 and 2009, stock-based compensation expense recognized in the statement of operations is as follows:

	Three Months		Nine months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Cost of revenues	$32,920	$23,042	$85,483	$73,773
Sales and marketing	10,199	17,097	6,224	51,339
General and administrative expense	36,799	190,539	118,926	263,624
Total stock based compensation expense	$79,918	$230,678	$210,633	$388,736

4.           NET INCOME (LOSS) PER SHARE
Basic net income (loss) per share is calculated using the weighted average number of shares of the Company’s common stock issued and outstanding during a certain period, and is calculated by dividing the net income (loss) by the weighted average number of shares of the Company’s common stock issued and outstanding during such period. Diluted net income (loss) per share is calculated using the weighted average number of common and potentially dilutive common shares outstanding during the period, using the as-if converted method for secured convertible notes, and the treasury stock method for options and warrants. Options and warrants were not included in the computation of diluted net income (loss) per share because inclusion would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Numerator:
Net income (loss)	$(178,889)	$266,809	$(526,380)	$37,349

Denominator:
Denominator for basic calculation weighted average shares	19,278,595	19,040,401	19,189,188	18,414,320

Dilutive common stock equivalents:
Options and warrants	-	-	-	-

Denominator for diluted calculation weighted average shares	19,278,595	19,040,401	19,189,188	18,414,320

Net income (loss) per share:
Basic net income (loss) per share	$(.01)	$.01	$(.03)	$.00

Diluted net income (loss) per share	$(.01)	$.01	$(.03)	$.00

5.           ACCOUNTS RECEIVABLE

A summary as of September 30, 2010 is as follows:

Trade receivable	$2,020,935
Customer advances	(297,412)
Allowance for doubtful accounts	-
Total accounts receivable	$1,723,523

6.	EMPLOYMENT AGREEMENTS

On August 5, 2009, the Board of Directors appointed Mr. Joseph J. Flynn as President and Chief Executive Officer (“CEO”) effective August 31, 2009. Mr. Flynn has served as a member of the Board of Directors since 2003. He previously held the position of President and CEO for the Company from 2003 to 2006, having resigned to take a position as the Vice President of the Sport Group for the Nielsen Company. In connection with his appointment as President and CEO, the Company and Mr. Flynn entered into that certain Executive Employment Agreement, effective as of August 31, 2009 (the “Flynn Employment Agreement”).  The Flynn Employment Agreement provides that Mr. Flynn will be employed by the Company as President and CEO, for an initial term beginning on August 31, 2009 and ending on December 31, 2011, at an initial base salary of $250,000, up to $100,000 per year incentive compensation and options for 250,000 shares as more specifically set forth in the Flynn Employment Agreement.  Upon termination of Mr. Flynn’s employment by the Company other than for cause or by Mr. Flynn for good reason, the Company shall continue paying Mr. Flynn’s salary for six (6) months and accelerate the vesting of Company options and/or warrants issued to Mr. Flynn.

In November of 2007, the Company entered in to an employment agreement with Mr. Paul T. Anthony, to continue to serve as the Company’s CFO effective January 1, 2008. The employment agreement had a term of two years, and provided for a base annual salary of $185,000 in 2009. Mr. Anthony also participated in the Executive Bonus Plan through which he earned an annual bonus of $27,874 based on new contracts signed and gross margin goals from existing businesses in 2009. Mr. Anthony also earned commissions of $31,647 in 2009.

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

On June 10, 2009, the Company appointed Sasha Gala to the office of Chief Operating Officer (“COO”). As COO, Ms. Gala reported to the CEO and was responsible for developing and directing the management of the Company’s customer base and operations staff. Ms. Gala joined the Company in October of 2005 as Resident Director for California Pacific Medical Center (CPMC) in San Francisco and was promoted in 2008 to Senior Vice President of West Coast Operations for the Company. Ms. Gala was paid an annual base salary of $159,500. She also received commissions of $23,529 and bonus of $13,184. Effective January 1, 2010, the Company entered into a new employment agreement with Ms. Gala to the serve as Senior Vice President and COO.  The employment agreement had a term of two years, and provided for an annual base salary of $159,500.  Ms. Gala also received bonuses and commissions totaling $6,579. The Company could terminate Ms. Gala’s employment under this agreement without cause at any time on thirty days advance written notice, at which time Ms. Gala would receive severance pay for three months. On April 23, 2010, Ms. Gala resigned her position as COO of the Company effective April 30, 2010. The Company entered into a separation agreement with Ms. Gala on May 3, 2010. Under the terms of this agreement, Ms. Gala will be paid severance costs totaling approximately $135,000 in various installments through October 2011.

7.           CONCENTRATIONS

Cash Concentrations

At times, cash balances held in financial institutions are in excess of federally insured limits. Management performs periodic evaluations of the relative credit standing of financial institutions and limits the amount of risk by selecting financial institutions with a strong credit standing.

Major Customers

The Company's five largest customers accounted for approximately 83% of the Company's revenues for the nine months ended September 30, 2010.  Accounts receivable for these customers totaled approximately $1,685,000 as of September 30, 2010 which is 98% of the Company’s accounts receivable balance. The Company's three largest customers accounted for approximately 63% of the Company's revenues for the nine months ended September 30, 2009.

8.           SEGMENT REPORTING

The Company has adopted ASC 280, “Segment Reporting”. Since the Company operates in one business segment based on the Company’s integration and management strategies, segment disclosure has not been presented.

The Company performed an impairment test of goodwill as of December 31 2009 determining that its estimate fair value based on its market capitalization was greater than the Company’s carrying amount including goodwill. The Company did not perform step 2 since the fair value was greater than the carrying amount.

Although the Company has experienced a net loss for the nine months ended September 30, 2010, these losses were a direct result of operating expenses related to improved sales efforts that as of the end of the third quarter resulted in Auxilio closing six new contracts.  As a result the Company did not feel it was necessary to perform an interim impairment test.

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

Readers should carefully review the risk factors described below under the heading "Risk Factors"  and in other documents we file from time to time with the SEC, including our Form 10-K for the fiscal year ended December 31, 2009 and our Form 10-Qs for the quarters ended March 31, 2010 and June 30, 2010, respectively.  Our filings with the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those filings, pursuant to Sections 13(a) and 15(d) of the Exchange Act, are available free of charge at www.auxilioinc.com, when such reports are available at the SEC web site.

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

•	Deferred revenue
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

•	Accounts receivable valuation and related reserves
We estimate the losses that may result from that portion of our accounts receivable that may not be collectible as a result of the inability of our customers to make required payments. Management specifically analyzes customer concentration, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. We review past due accounts on a monthly basis and record an allowance for doubtful accounts where we deem appropriate.

•	Impairment of intangible assets
The Company performs an impairment test of goodwill at least annually or on an interim basis if any triggering events occur that would merit another test. The impairment test compares the Company’s estimate of its fair value based on its market capitalization to the Company’s carrying amount including goodwill. The Company has not had to perform step 2 of the impairment test since the fair value has exceeded the carrying amount.

You should refer to our Annual Report on Form 10-K filed on March 31, 2010 for a discussion of our critical accounting policies.

RESULTS OF OPERATIONS

For the Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

Revenue

Revenue decreased by $629,367 to $3,970,654 for the three months ended September 30, 2010, as compared to the same period in 2009.  We have maintained a stable customer base over the periods compared. We have renewed or extended several customer service contracts in the last year. These renewals contain programs to assist the customer in cost reduction. In certain accounts we have been able to reduce unit price which has resulted in lower revenues from these existing customers. Equipment sales were approximately $475,000 for the three months ended September 30, 2010 compared to $615,000 for the three months ended September 30, 2009. We expect that equipment revenue will continue to trend downward in the future as we focus on recurring service revenues.

Cost of Revenue

Cost of revenue consists of document imaging equipment, parts, supplies and salaries and expenses of field services personnel.  Cost of revenue was $3,135,217 for the three months ended September 30, 2010, as compared to $3,060,229 for the same period in 2009.  This increase is primarily a result of approximately $160,000 in additional staff hired and operating expenses to implement services at new customers which begin full operation during the fourth quarter of 2010. This is offset by lower costs related to improved pricing in equipment, parts and supplies.

Sales and Marketing

Sales and marketing expenses include salaries, commissions and expenses for sales and marketing personnel, travel and entertainment, and other selling and marketing costs.  Sales and marketing expenses were $378,654 for the three months ended September 30, 2010, as compared to $385,959 for the same period in 2009. . Included in sales and marketing costs for the three months ended September 30, 2010 is a charge of $90,161 in connection with warrants issued to Sodexo for marketing services for the signing of a new customer contract under a joint marketing agreement. Offsetting this increase, in the third quarter of 2009 we paid approximately $80,000 in severance payments to a former sales person whereas no such charge occurred in the third quarter of 2010.

General and Administrative

General and administrative expenses include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses and other administrative costs. General and administrative expenses decreased by $252,905 to $633,744 for the three months ended September 30, 2010, as compared to $886,649 for the same period in 2009. The decrease is due primarily to the absence of severance costs that were related to a former executive in 2009.

Other Income (Expense)

Interest expense for the three months ended September 30, 2010 was $2,384, compared to $425 for the same period in 2009.   The increase in expense is a result of the entering into capital leases for equipment in 2010. Interest income is derived from short-term interest-bearing securities and money market accounts.  Interest income for the three months ended September 30, 2010 was $456, as compared to $50 for the same period in 2009, primarily due to nominal interest rates for invested cash.

Income Tax Expense

There was no income tax expense for the three months ended September 30, 2010 or 2009.

For the Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

Revenue

Revenue decreased $924,405 to $11,257,127 for the nine months ended September 30, 2010, as compared to the same period in 2009.  We have maintained a stable customer base over the periods compared. We have renewed or extended several customer service contracts in the last year. These renewals contain programs to assist the customer in cost reduction. In certain accounts we have been able to reduce unit price which has resulted in lower revenues from these existing customers. Equipment sales were approximately $615,000 for the nine months ended September 30, 2010 as compared to approximately $675,000 for the same period in 2009. We expect that equipment revenue will continue to trend downward in the future as we focus on recurring service revenues.

Cost of Revenue

Cost of revenue consists of document imaging equipment, parts, supplies and salaries and expenses of field services personnel.  Cost of revenue decreased $373,060 to $8,588,800 for the nine months ended September 30, 2010, as compared to $8,961,860 for the same period in 2009. While we have incurred approximately $370,000 in additional staffing and related costs in connection with the implementation of new customers, the overall decrease is reflective of our programs implemented at certain customers to affect cost reduction through improved pricing in equipment, parts and supplies.

Sales and Marketing

Sales and marketing expenses include salaries, commissions and expenses for sales and marketing personnel, travel and entertainment, and other selling and marketing costs.  Sales and marketing expenses were $1,015,921 for the nine months ended September 30, 2010, as compared to $1,012,340 for the same period in 2009. Included in sales and marketing costs for the nine months ended September 30, 2009 is a charge of $76,807 in connection with warrants issued to Sodexo for marketing services under a joint marketing agreement. There is a similar charge of $90,161 in 2010 in payment for the signing of a new customer contract under the joint marketing agreement. In 2009 we paid approximately $80,000 in severance payments to a former sales person whereas no such charge occurred in 2010. We paid a total of approximately $90,000 to a marketing consultant and web page designers in 2010 focusing on brand refresh.

General and Administrative

General and administrative expenses include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses and other administrative costs. General and administrative expenses increased by $98,265 to $2,173,041 for the nine months ended September 30, 2010, as compared to $2,074,776 for the same period in 2009.  The increase is due to increased executive travel costs in connection with client relations, consulting costs associated with human resource initiatives and higher office equipment and related depreciation as a result of recent closing of new customer contracts. These increases were partially offset by lower stock based compensation cost in 2010. The higher costs in 2009 were a result of the departure of a former executive.

Other Income (Expense)

Interest expense for the nine months ended September 30, 2010 was $3,949, compared to $96,271 for the same period in 2009.  The reduction in expense is a result of the early April 2009 payoff of the remaining principal balance of the loan from Laurus Master Fund. Interest income is primarily derived from short-term interest-bearing securities and money market accounts.  Interest income for the nine months ended September 30, 2010 was $604, as compared to $1,604 for the same period in 2009, primarily due to nominal interest rates for invested cash. The gain on sale of fixed assets of $1,860 in 2009 for some retired computer equipment. No similar activity occurred in 2010.

Income Tax Expense

Income tax expense for the nine months ended September 30, 2010 of $2,400 represents the minimum amount due for state filing purposes. Income tax expense for the nine months ended September 30, 2009 of $2,400 also represents the minimum amount due for state filing purposes.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2010, our cash and cash equivalents were $1,305,478 and our working capital was $1,701,783.  Our principal cash requirements are for operating expenses, including equipment, supplies, employee costs, and capital expenditures and funding of the operations. Our primary sources of cash are service and equipment sale revenues, the exercise of warrants and the sale of common stock.

During the nine months ended September 30, 2010, our cash used for operating activities amounted to $539,602, as compared to $1,343,002 provided by for the same period in 2009.  The difference in cash used in 2010 compared to 2009 was primarily due to lower revenue in 2010 on renewed contracts with existing customers as well as with new customers, and the collection of a large accounts receivable balance in 2009 for a prior year equipment sale.

We expect to close additional recurring revenue contracts to new customers throughout 2010.  Management believes that cash generated from operations along with the funds raised in the exercise of options and warrants will be sufficient to sustain our business operations over the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

Our off-balance sheet arrangements consist primarily of conventional operating leases, purchase commitments and other commitments arising in the normal course of business, as further discussed below under “Contractual Obligations and Commercial Commitments.” As of September 30, 2010, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

As of September 30, 2010, expected future cash payments related to contractual obligations and commercial commitments were as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital leases	$97,725	$35,220	$61,121	$1,384	$-
Operating leases	730,169	45,380	313,222	329,599	41,968
Total	$827,894	$80,600	$374,343	$330,983	$41,968

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including each of such officers as appropriate to allow timely decisions regarding required disclosure.

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

WE ARE DEPENDENT UPON OUR LARGEST CUSTOMERS.

The loss of any key customer could have a material adverse effect upon our financial condition, business, prospects and results of operation.  Our five largest customers represent approximately 83% of our revenues for the nine months ended September 30, 2010.  The loss of these customers may contribute to our inability to operate as a going concern and may require us to obtain additional equity funding or debt financing to continue our operations.  We cannot be certain that we will be able to obtain such additional financing on commercially reasonable terms, or at all.

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

AUXILIO, INC.

Date: November 12, 2010	By:	/s/ Joseph J. Flynn
Joseph J. Flynn
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2010	By:	/s/ Paul T. Anthony
Paul T. Anthony
Chief Financial Officer
(Principal Accounting Officer)