Form 10-K/A
period 2009-12-31
AUXILIO INC
filed 2011-03-18
CIK 1011432

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

Common Stock, $.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T

(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ]No [X]

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
III (Items 10, 11, 12, 13, 14)

EXPLANATORY NOTE

Auxilio, Inc. ("we," "us," "our," or the "Company") is filing this amendment to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which was originally filed with the Securities and Exchange Commission on March 31, 2010 (the “Original Filing”) in response to comments received by the Company from the Securities and Exchange Commission.

The items of the Original Filing which are amended and restated by this Annual Report on Form 10-K/A as a result of the foregoing are:

Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Footnote 5 to the Financial Statements included herein.
For the convenience of the reader, this Amendment No. 1 to Annual Report on Form 10-K/A sets forth the Original Filing in its entirety.  Other than as described above, none of the financial statements or other disclosures in the Original Filing have been amended or updated.  Among other things, forward looking statements made in the Original Filing have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original Filing, and such forward-looking statements should be read in their historical context. Accordingly, this Amendment No. 1 to Annual Report on Form 10-K/A should be read in conjunction with the Company’s filings with the Securities and Exchange Commission subsequent to the Original Filing.

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

Unregistered Sales of Equity Securities

On October 26, 2006, we entered into a Loan and Security Agreement (the Loan) with Cambria Investment Fund, L.P. (Cambria). Michael D. Vanderhoof, a director of Auxilio, is a principal in Cambria. Under the agreement, we could borrow up to $1,500,000.  In consideration for entering into the Loan, Cambria received warrants to purchase up to 750,000 shares of Auxilio common stock exercisable at $.46, the market price upon execution, with 300,000 shares vesting upon the execution of the warrant agreement and 30,000 shares vesting for every multiple of $100,000 borrowed under the Loan with the Company. The warrants issued to Cambria in connection with this transaction are exempt from registration under Section 5 of the Securities Act of 1933, as amended (Securities Act), pursuant to Section 4(2) of the Securities Act and Rule 506 promulgated under Regulation D.  Through December 2006, we had borrowed $745,000 on the Loan. The Loan Agreement contained a provision whereby the conversion price to convert the Note to equity was set at $.46. This borrowing earned Cambria the right to receive warrants to purchase 210,000 shares. The fair value of the warrant for the 300,000 shares issued upon execution was $92,558. Such amount was recorded as a loan acquisition cost and was to be amortized to interest expense over the life of the note.  The fair value of the warrant for the 210,000 shares issued in connection with the borrowing was $71,086. In accordance with ASC Topic 470-20, “Debt with Conversion Options” we allocated a value of $71,086 to the warrants based on their relative fair value. Such amount was recorded as a discount against the carrying value of the note and was amortized to interest expense over the life of the note. The fair value of the warrants was determined using the Black-Scholes option-pricing model. (See Note 5 of the Notes to the Consolidated Financial Statements of Form 10-K for the fiscal year ended December 31, 2008 for the fair value assumptions used.)

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

Overview

Auxilio, Inc. and its wholly owned subsidiary, Auxilio Solutions, Inc., (Auxilio) provide integration strategies and outsourced services for print management in healthcare facilities. The Company helps hospitals and health systems reduce expenses and create manageable, dependable document image management programs by managing their back-office processes. The process is initiated through a detailed proprietary Image Management Assessment (IMA). The IMA is a strategic, operational and financial analysis that is performed at the customer’s premises using a combination of proprietary processes and innovative web based technology for data collection and report generation. After the IMA and upon engagement, Auxilio charges the customer on a per print basis.  This charge covers the entire print management process and fixes this price per print for the term of the contract and places a highly trained resident team on-site to manage the entire process.  Auxilio is focused solely on the healthcare industry.

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

Results of Operations

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Net Revenue

Revenues consist of equipment sales and ongoing service and supplies. Net revenue decreased by $5,033,556 to $15,982,456 for the year ended December 31, 2009, as compared to the same period in 2008. Service revenue in 2009 totaled approximately $15,200,000 compared to approximately $14,200,000 in 2008.  The increase is primarily attributable to the expansion of our customer base in 2009. Equipment revenue totaled $800,000 in 2009 compared to approximately $6,800,000 in 2008. The drop is a result of the decrease in leased equipment coming up for replacement in the Company’s current customer base as well as a tighter credit market inhibiting equipment financing.  The drop in revenue due to the decrease in lease equipment coming up for a replacement with our existing customer base is a temporary timing issue as result of the 5 year life cycle of the equipment.

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

During the year ended December 31, 2009, cash provided by operating activities was $1,450,911 as compared to cash provided by operating activities of $1,222,816 for the same period in 2008.  The increase in cash provided in 2009 was primarily due to collection of accounts receivable for prior period equipment sales. Additionally, the Company has maintained a stable base of customers over this period and continues to benefit from cost savings initiatives in light of the current economic environment.  These initiatives included a freeze on hiring of non-operational staff and a reduction in the use of nonessential legal and professional services.

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

Contractual Obligations and Contingent Liabilities and Commitments

As of December 31, 2009, expected future cash payments related to contractual obligations and commercial commitments were as follows:

	Payments Due by Period
	Total	Within 1 year	Year 2-3	Year 4-5	More than 5 years
Long-term debt	$-	$-	$-	$-	$-
Capital leases	22,608	5,537	11,073	5,998	-
Operating leases	827,099	79,188	309,810	326,187	111,914
Total	$849,707	$84,725	$320,883	$332,185	$111,914

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

March 18, 2011

By: /s/ Paul T. Anthony
Paul T. Anthony
Chief Financial Officer
Principal Financial Officer

March 18, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph J. Flynn	Chief Executive Officer	March 18, 2011
Joseph J. Flynn	(Principal Executive Officer and Director)

/s/ Paul T. Anthony	Chief Financial Officer	March 18, 2011
Paul T. Anthony	(Principal Financial and Accounting Officer)

/s/ Edward Case	Director	March 18, 2011
Edward Case

/s/ Michael Joyce	Director	March 18, 2011
Michael Joyce

/s/ John D. Pace	Director	March 18, 2011
John D. Pace	(Non-executive Chairman of the Board)

/s/ Max Poll	Director	March 18, 2011
Max Poll

/s/ Michael Vanderhoof	Director	March 18, 2011
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

/s/ HASKELL & WHITE LLP

Irvine, California
March 31, 2010

AUXILIO, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$1,781,586	$1,198,126
Accounts receivable, net	1,397,598	4,201,689
Prepaid and other current assets	93,246	33,642
Supplies	537,170	745,207
Loan acquisition costs, net	-	44,431
Total current assets	3,809,600	6,223,095

Property and equipment, net	277,704	129,614
Deposits	43,792	28,790
Goodwill	1,517,017	1,517,017
	$5,648,113	$7,898,516

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,246,880	$3,236,008
Accrued compensation and benefits	554,702	662,663
Deferred revenue	349,271	489,563
Current portion of note payable, net of discount of $23,413 at December 31, 2008	-	1,308,587
Current portion of capital lease obligations	3,835	3,913
Total current liabilities	2,154,688	5,700,734

Capital lease obligations less current portion	17,537	-

Commitments and contingencies	-	-

Stockholders' equity:
Common stock, par value at $0.001, 33,333,333 shares authorized, 19,040,401 shares issued and outstanding at December 31, 2009 and 17,623,734 shares issued and outstanding at December 31, 2008	19,042	17,625
Additional paid-in capital	19,803,021	18,490,632
Accumulated deficit	(16,346,175)	(16,310,475)
Total stockholders' equity	3,475,888	2,197,782
Total liabilities and stockholders’ equity	$5,648,113	$7,898,516

The accompanying notes are an integral part of these consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008
Net revenues	$15,982,456	$21,016,012
Cost of revenues	11,934,706	15,907,494
Gross profit	4,047,750	5,108,518
Operating expenses:
Sales and marketing	1,323,399	1,476,223
General and administrative expenses	2,663,827	2,868,460
Intangible asset amortization	-	190,973
Total operating expenses	3,987,226	4,535,656
Income from operations	60,524	572,862
Other income (expense):
Interest expense	(96,747)	(625,602)
Interest income	1,637	6,244
Gain on sale of property and equipment	1,860	-
Total other income (expense)	(93,250)	(619,358)

Loss before provision for income taxes	(32,726)	(46,496)
Income tax expense	2,974	55,891
Net loss	$(35,700)	$(102,387)

Net loss per share:
Basic	$(0.00)	$(0.01)
Diluted	$(0.00)	$(0.01)

Number of weighted average shares outstanding –
Basic	18,572,127	16,834,408
Diluted	18,572,127	16,834,408

The accompanying notes are an integral part of these consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2009 AND 2008
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2008	16,235,309	16,237	17,364,202	(16,208,088)	1,172,351
Stock compensation expense for options and warrants granted to employees and consultants	-	-	396,643	-	396,643
Conversion of loan payable and accrued interest to common stock	842,175	842	386,558	-	387,400
Conversion of note payable to common stock	75,000	75	125,925	-	126,000
Warrants exercised	471,250	471	217,304	-	217,775
Net loss	-	-	-	(102,387)	(102,387)
Balance at December 31, 2008	17,623,734	17,625	18,490,632	(16,310,475)	2,197,782
Stock compensation expense for options and warrants granted to employees and consultants	-	-	471,998	-	471,998
Fair value of warrants issued for marketing services	-	-	76,807	-	76,807
Common stock issued in private placement, net of offering costs of $85,000	1,416,667	1,417	763,584	-	765,001
Net loss	-	-	-	(35,700)	(35,700)
Balance at December 31, 2009	19,040,401	$19,042	$19,803,021	$(16,346,175)	$3,475,888

The accompanying notes are an integral part of these consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008
Cash flows provided by operating activities:
Net loss	$(35,700)	$(102,387)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation and amortization	169,822	119,267
Amortization of intangible assets	-	190,973
Bad debt recoveries	-	(28,510)
Interest expense related to amortization of warrants issued with loans	23,412	86,893
Interest expense related to amortization of loan acquisition costs	44,431	164,901
Stock compensation expense for options and warrants granted to employees and consultants	471,998	396,643
Fair value of warrants issued for marketing services	76,807	-
Interest expense related to accretion of loan	-	197,083
Changes in operating assets and liabilities:
Accounts receivable	2,804,091	(1,767,651)
Prepaid and other current assets	(59,604)	13,338
Supplies	208,037	(15,603)
Deposits	(15,002)	-
Accounts payable and accrued expenses	(1,989,128)	1,684,648
Accrued compensation and benefits	(107,961)	176,553
Deferred revenue	(140,292)	106,668
Net cash provided by operating activities	1,450,911	1,222,816
Cash flows (used for) investing activities:
Purchases of property and equipment	(292,816)	(39,945)
Net cash (used for) investing activities	(292,816)	(39,945)
Cash flows (used for) financing activities:
Net proceeds from issuance of common stock	765,001	-
Repayments on loan payable	-	(372,500)
Repayments on convertible note payable	(1,332,000)	(474,000)
Payments on capital leases	(7,636)	(22,448)
Proceeds from exercise of warrants	-	217,775
Net cash (used for) financing activities	(574,635)	(651,173)
Net increase in cash and cash equivalents	583,460	531,698
Cash and cash equivalents, beginning of year	1,198,126	666,428
Cash and cash equivalents, end of year	$1,781,586	$1,198,126

The accompanying notes are an integral part of these consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year Ended December 31,
	2009	2008
Supplemental disclosure of cash flow information:

Interest paid	$28,571	$163,446

Income tax paid	$85,050	$18,487

Non-cash investing and financing activities:

Loan payable, note payable and accrued interest converted to common stock	$-	$513,400

Disposition of fully depreciated property and equipment	$131,295	$-

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

Revenue Recognition

Revenue is recognized pursuant to ASC Topic 605,  “Revenue Recognition” (“ASC 605”).    Revenues from equipment sales transactions are earned when there is persuasive evidence of an arrangement, delivery has occurred, the sales price has been determined and collectability has been reasonably assured.  For equipment that is to be placed at the customer’s location at a future date, revenue is deferred until that equipment is placed.  Monthly service and supply revenue is earned monthly during the term of the contract, as services and supplies are provided monthly.  Overages, as defined in the contract, are billed to customers monthly and are earned when the number of images in any period exceeds the number allowed for in the contract.

When the Company enters into arrangements that include multiple deliverables, they typically consist of the sale of equipment, reserve for replacement of future equipment and a support services contract. Pursuant to ASC Subtopic 605-25-25: “Revenue Recognition – Multiple-Element Arrangements - Recognitions” (“ASC 605-25-25”), the Company accounts for each element within an arrangement with multiple deliverables as separate units of accounting. Revenue is allocated to each unit of accounting using the residual method, which allocates revenue to each unit of accounting based on the fair value of the undelivered items, after the Company has established vendor - specific objective evidence of fair value.

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

Intangible Assets

Under ASC Topic 350, “Intangibles, Goodwill and Other” (“ASC 350”), goodwill and intangible assets with indefinite lives are reviewed for impairment at least annually (December 31), or more frequently when indicators of impairment are present.  Intangible assets with definite lives are reviewed for impairment when indicators of impairment exist.  For goodwill, management compares the carrying value of the reporting unit to its related estimated fair value and recognizes an impairment charge in the amount by which the carrying value exceeds the estimated fair value.  For indefinite life intangible assets, management compares the estimated fair value of the intangible asset to its carrying value and an impairment charge is recognized in the amount by which the carrying value exceeds estimated fair value.  For definite life intangible assets, if the carrying value cannot be recovered from expected undiscounted future cash flows, then an impairment charge is recognized in the amount by which the carrying value exceeds the estimated fair value of the intangible asset.  The Company recognized no impairment charges during the years ended December 31, 2009 or December 31, 2008.

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

Fair Value of Financial Instruments

The Company adopted ASC Topic 820, “Fair Value Measurements,” (“ASC 820”) effective January 1, 2008, as required for financial assets and liabilities, on a prospective basis. ASC 820 defines fair value, provides a framework for measuring fair value and expands the disclosures required for fair value measurements. The standard applies to other accounting pronouncements, but does not require any new fair value measurements. ASC 820 did not have a material impact on the Company’s financial position or results of operations.

In February 2007, the FASB issued ASC Subtopic 825-10-25 “Financial Instruments – Overall – Recognition”  (“ASC 825-10-25”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company adopted ASC 825-10-25 effective January 1, 2008. The Company currently has no eligible items to elect this option. The Company intends to evaluate any future potential eligible items on an instrument by instrument basis.

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

For the years ended December 31, 2009 and 2008, stock-based compensation expense recognized in the statement of operations is as follows:

	Year Ended December 31,
	2009	2008
Cost of revenues	$98,610	$121,059
Sales and marketing	68,436	80,444
General and administrative expenses	304,952	195,140
Total stock based compensation expense	$471,998	$396,643

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

The following table sets forth the computation of basic and diluted net loss per share:

	Year Ended December 31
	2009	2008
Numerator:
Net loss	$(35,700)	$(102,387)
Effects of dilutive securities:
Convertible notes payable	-	-
(Loss) after effects of conversion of notes payable	$(35,700)	$(320,056)

Denominator:
Denominator for basic calculation weighted averages	18,572,127	16,834,408

Dilutive common stock equivalents:
Secured convertible notes	-	-
Options and warrants	-	-

Denominator for diluted calculation weighted average	18,572,127	21,885,453

Net loss per share:
Basic net loss per share	$(.00)	$(.01)

Diluted net loss per share	$(.00)	$(.01)

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

(2)           Accounts Receivable

A summary of accounts receivable follows:

	As of December 31
	2009	2008
Trade	$1,397,598	$4,201,689
Allowance for doubtful accounts	-	-
	$1,397,598	$4,201,689

(3)           Property and Equipment

A summary property and equipment follows:

	As of December 31
	2009	2008
Furniture and fixtures	$48,856	$53,972
Computers and office equipment	398,484	431,409
Fleet equipment	378,259	178,278
Leasehold improvements	25,202	25,202
	850,801	688,861
Less accumulated depreciation and amortization	(573,097)	(559,247)
	$277,704	$129,614

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

 (5)           Warrants

Below is a summary of warrant activity during the years ended December 31, 2008 and 2009:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2008	3,047,687	$1.15
Granted in 2008	-	$-
Exercised in 2008	(471,250)	$.46
Cancelled in 2008	(406,233)	$.72
Outstanding at December 31, 2008	2,170,204	$1.37
Granted in 2009	2,141,667	$1.50
Exercised in 2009	-	$-
Cancelled in 2009	(330,000)	$1.95
Outstanding at December 31, 2009	3,981,871	$1.39	2.74	$241,292

Warrants exercisable at December 31, 2008	2,170,204	$1.37	2.50	$159,088

Warrants exercisable at December 31, 2009	2,131,871	$1.30	2.74	$241,292

The following tables summarize information about warrants outstanding and exercisable at December 31, 2009:

Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining in Contractual Life in Years	Outstanding Warrants Weighted Average Exercise Price	Number of Warrants Exercisable	Exercisable Warrants Weighted Average Exercise Price
$0.30 to $0.75	1,020,417	2.93	$0.52	1,020,417	$0.52
$.91 to $1.84	2,162,500	2.59	$1.52	312,500	$1.66
$1.85 to $2.00	611,041	3.27	$1.96	611,041	$1.96
$2.00 to $2.75	179,580	0.18	$2.36	179,580	$2.36
$3.00 to $12.00	8,333	0.33	$12.00	8,333	$12.00
$0.30 to $12.00	3,981,871	2.74	$1.39	2,131,871	$1.30

In June 2009, the Company issued a warrant to Sodexo, Inc. The warrant was issued in connection with a joint marketing agreement entered into between Sodexo and the Company in November 2008. The warrant is for 2,000,000 shares, has a term of 5 years, at $1.50 per warrant share. 150,000 shares vested upon execution in June 2009, and the remaining 1,850,000 shares vest as new customer contracts are executed. The expense associated with these performance based warrants will be recognized when they are earned. The fair value of the warrant for the 150,000 shares vesting upon execution in June 2009 was $76,807. This amount was recognized as a sales and marketing expense in June 2009. The fair value of the warrant was determined using the Black-Scholes option-pricing model, with the following assumptions: (i) no expected dividends; (ii) a risk free interest rate of 0.20%; (iii) expected volatility of 85.07%; and (iv) an expected life of the warrants of five years.

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

Additional information with respect to these Plans’ stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2008	4,257,648	$1.12
Granted in 2008	238,500	$1.68
Exercised in 2008	-	$-
Cancelled in 2008	(110,962)	$1.49
Outstanding at December 31, 2008	4,385,186	$1.15	7.30	$2,335,007
Granted in 2009	1,804,500	$0.65
Exercised in 2009	-	$-
Cancelled in 2009	(963,491)	$0.96
Outstanding at December 31, 2009	5,226,195	$1.02	7.24	$389,065

Options exercisable at December 31, 2008	2,527,326	$1.24	6.47	$20,960

Options exercisable at December 31,2009	2,970,568	$1.19	6.00	$129,030

The following table summarizes information about stock options outstanding and exercisable at December 31, 2009:

Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining in Contractual Life in Years	Outstanding Options Weighted Average Exercise Price	Number of Options Exercisable	Exercisable Options Weighted Average Exercise Price
$0.30 to $0.75	1,863,500	8.26	$ 0.55	578,667	$ 0.54
$0.75 to $0.90	1,185,497	6.26	$ 0.82	743,719	$ 0.83
$0.91 to $1.84	1,715,047	7.32	$ 1.36	1,213,031	$ 1.39
$1.85 to $2.00	421,151	5.15	$ 1.99	414,151	$ 1.99
$2.00 to $2.75	30,000	8.68	$ 2.15	10,000	$ 2.15
$3.00 to $6.75	11,000	2.47	$ 6.41	11,000	$ 6.41
$0.30 to $6.75	5,226,195	7.24	$ 1.02	2,970,568	$ 1.19

Unamortized compensation expense associated with unvested options approximates $787,172 as of December 31, 2009.

(7)       Income Taxes
For the years ended December 31, 2009 and 2008, the components of income tax expense are as follows:

	Year Ended December 31
	2009	2008
Current provision:
Federal	$(7,235)	$4,238
State	10,209	51,653
	2,974	55,891
Deferred benefit:
Federal	-	-
State	-	-
	-	-
Income tax expense	$2,974	$55,891

Income tax provision amounted to $2,974 and $55,891 for the years ended December 31, 2009 and 2008, respectively (an effective rate of (9.1)% for 2009 and (120.2)% for 2008).  A reconciliation of the provision for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

	Year Ended December 31
	2009	2008
Computed tax at federal statutory rate of 34%	$(11,127)	$(15,800)
State taxes, net of federal benefit	6,738	34,100
Non deductible items	20,006	23,100
Other	129,728	32,257
Change in valuation allowance	(142,371)	(17,766)
	$2,974	$55,891

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

	Year Ended December 31
	2009	2008
Deferred tax assets:
Accrued salaries/vacation	$106,800	$93,200
Depreciation	19,100	-
Accrued equipment pool	17,400	18,500
State taxes	7,800	16,300
Stock options	636,000	604,000
Net operating loss carryforwards	5,100,100	4,993,600
Total deferred tax assets	5,887,200	5,725,600

Deferred tax liabilities:
Depreciation	-	20,400
Amortization of intangibles	9,300	1,500
Other	250,900	190,700
Total deferred tax liabilities	260,200	212,600

Net deferred assets before valuation allowance	5,627,000	5,513,000
Valuation allowance	(5,627,000)	(5,513,000)
Net deferred tax assets	$-	$-

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

Effective January 1, 2007, the Company adopted new accounting guidance which altered the framework for recognizing income tax contingencies. Previously, the focus was on the subsequent liability recognition for estimated losses from tax contingencies where such losses were probable and the related amounts could be reasonably estimated. Under this new guidance, a contingent tax asset (i.e., an uncertain tax position) may only be recognized if it is more likely than not that it will ultimately be sustained upon audit. The Company has evaluated its tax positions for all jurisdictions and all years for which the statute of limitations remains open and determined that no additional liability for unrecognized tax benefits and interest was necessary.

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

December 31,	Payments
2010	$79,188
2011	152,858
2012	156,952
2013	161,046
2014	165,141
Thereafter	111,914
Total	$827,099

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