Form 10-Q/A
period 2010-03-31
AUXILIO INC
filed 2011-03-18
CIK 1011432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

Auxilio, Inc. ("we," "us," "our," or the "Company") is filing this Amendment No. 1 on Form 10-Q/A ("Form 10-Q/A") to our Quarterly Report on Form 10-Q for the three months ended March 31, 2010, originally filed with the Securities and Exchange Commission (“SEC”) on May 14, 2010 ("Original Form 10-Q"), in response to comments received by the Company from the SEC and to amend (1) Item 4(T)- Disclosure Controls and Procedures and (2) the certifications attached to Original Form 10-Q as Exhibits 31.1 and 31.2.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of the Original Form 10-Q that is amended by this Form 10-Q/A is restated in its entirety, and this Form 10-Q/A is accompanied by currently dated certifications on Exhibits 31.1, 31.2, and 32.1 by our Chief Executive Officer and Chief Financial Officer.

Except as expressly set forth in this Form 10-Q/A, we are not amending any other part of the Original Form 10-Q.  This Form 10-Q/A continues to speak as of the date of the Original Form 10-Q and does not reflect events occurring after the filing of the Original Form 10-Q or modify or update any related or other disclosures, including forward-looking statements, unless expressly noted otherwise.  Accordingly, this Form 10-Q/A should be read in conjunction with the Original Form 10-Q and with our other filings made with the SEC subsequent to the filing of the Original Form 10-Q, including any amendments to those filings.  The filing of this Form 10-Q/A shall not be deemed an admission that the Original Form 10-Q when made included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

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

AUXILIO, INC.

Date: March 18, 2011	By:	/s/ Joseph J. Flynn
Joseph J. Flynn
Chief Executive Officer
(Principal Executive Officer)

Date: March 18, 2011	By:	/s/ Paul T. Anthony
Paul T. Anthony
Chief Financial Officer
(Principal Accounting Officer)