Form 10-Q/A
period 2010-06-30
AUXILIO INC
filed 2011-03-18
CIK 1011432

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

EXPLANATORY NOTE

Auxilio, Inc. ("we," "us," "our," or the "Company") is filing this Amendment No. 1 on Form 10-Q/A ("Form 10-Q/A") to our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2010, originally filed with the Securities and Exchange Commission (“SEC”) on August 13, 2010 ("Original Form 10-Q"), in response to comments received by the Company from the SEC and to amend (1) Item 4(T)- Disclosure Controls and Procedures and (2) the certifications attached to Original Form 10-Q as Exhibits 31.1 and 31.2.

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