Form 10-K/A
period 2009-12-31
AUXILIO INC
filed 2011-03-22
CIK 1011432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 2
ON
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

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
III (Items 10, 11, 12, 13, 14)

EXPLANATORY NOTE

Auxilio, Inc. ("we," "us," "our," or the "Company") is filing this amendment to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which was originally filed with the Securities and Exchange Commission on March 31, 2010 and amended on March 18, 2011 (the “Original Filing”) for the purpose of including the consent of our independent registered accounting firm, Haskell & White LLP, as Exhibit 23.1.

Other than as described above, none of the financial statements or other disclosures in the Original Filing have been amended or updated.  Among other things, forward looking statements made in the Original Filing have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original Filing, and such forward-looking statements should be read in their historical context. Accordingly, this Amendment No. 2 to Annual Report on Form 10-K/A should be read in conjunction with the Company’s filings with the Securities and Exchange Commission subsequent to the Original Filing.

Item 15.                 Exhibits and Financial Statement Schedules

(a) Documents filed as a part of this report:

(2) Exhibits

The following exhibits are filed as part of this Report:

No.	Item
23.1	Consent of Haskell & White LLP.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a).
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a).
32.1	Certification of the CEO and CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of Section 13 or 15(d) with the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUXILIO, INC.

By: /s/ Joseph J. Flynn
Joseph J. Flynn
Chief Executive Officer
Principal Executive Officer

March 22, 2011

By: /s/ Paul T. Anthony
Paul T. Anthony
Chief Financial Officer
Principal Financial Officer

March 22, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph J. Flynn	Chief Executive Officer	March 22, 2011
Joseph J. Flynn	(Principal Executive Officer and Director)

/s/ Paul T. Anthony	Chief Financial Officer	March 22, 2011
Paul T. Anthony	(Principal Financial and Accounting Officer)

/s/ Edward Case	Director	March 22, 2011
Edward Case

/s/ Michael Joyce	Director	March 22, 2011
Michael Joyce

/s/ John D. Pace	Director	March 22, 2011
John D. Pace	(Non-executive Chairman of the Board)

/s/ Max Poll	Director	March 22, 2011
Max Poll

/s/ Mark St. Clare	Director	March 22, 2011
Mark St. Clare

/s/ Michael Vanderhoof	Director	March 22, 2011
Michael Vanderhoof