Form 10-K
period 2010-12-31
AUXILIO INC
filed 2011-03-30
CIK 1011432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010.

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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
Yes ☐       No ☒

The aggregate market value of the registrant’s common stock, $0.001 par value per share (“Common Stock”), held by non-affiliates of the registrant on June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $18.0 million (based on the average bid price of the Common Stock on that date).  Shares of Common Stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting securities of the registrant have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not a determination for other purposes.  The registrant has one class of securities, its Common Stock.  As of March 30, 2011, the registrant had 19,336,651 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.

Part III incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) for the 2011 Annual Meeting of Stockholders to be filed on or before April 8, 2011.

AUXILIO, INC.
ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

i

FORWARD-LOOKING STATEMENTS

From time to time, we and our representatives may provide information, whether orally or in writing, including certain statements in this Annual Report on Form 10-K, which are deemed to be “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Litigation Reform Act”). These forward-looking statements and other information are based on our beliefs as well as assumptions made by us using information currently available.

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended or using other similar expressions. We do not intend to update these forward-looking statements, except as required by law.

In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Annual Report on Form 10-K, any exhibits to this Form 10-K and other public statements we make.  Such factors are set forth in the “Business” section, the “Risk Factors” section, the “Legal Proceedings” section, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Annual Report on Form 10-K, as well as in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

PART I

ITEM 1.  BUSINESS

Introduction

Auxilio, Inc. (including our subsidiaries, Auxilio Solutions, Inc. and e-Perception Technologies, Inc., are referred to collectively in this Annual Report, as “Auxilio,” “we,” “our” and “us”) is engaged in the business of providing fully outsourced print management services to the healthcare industry.  Auxilio was incorporated in Nevada on August 29, 1995, under the name Corporate Development Centers, Inc.  As a result of a series of transactions, we changed its name to “Auxilio, Inc.” in April 2004.  Our principal executive offices are located at 26300 La Alameda, Suite 100, Mission Viejo, California 92691.

For more information on Auxilio and its products and services see the section entitled “Principal Products or Services” below or visit our website at www.auxilioinc.com.  The inclusion of our internet address in this Annual Report does not include or incorporate by reference into this Annual Report any information on our website.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form –K, amendments to those reports and other filings with the Securities and Exchange Commission (the “SEC”) are generally available through the SEC.  Also, the SEC maintains a website, www.sec.gov, which contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Background

Auxilio, Inc., a Nevada corporation, was incorporated on August 29, 1995.  We had no significant operations from our incorporation until approximately January 2002.  In January of 2002, our predecessor-in-interest, e-Perception Technologies, Inc. (“e-Perception”), a Human Resources software concern, completed a tender offer with Corporate Development Centers, Inc. (“CDC”), whereby the stockholders of e-Perception received one share of CDC’s common stock for four shares of e-Perception’s common stock.  As a result of the transaction, e-Perception became a wholly owned subsidiary of CDC, and CDC changed its name to “e-Perception, Inc.”  Approximately eighteen months after the completion of the tender offer, e-Perception changed its name to “PeopleView, Inc.” and traded on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol “PPVW.”

From approximately January 1, 2003 through March 31, 2004, we developed, marketed and supported web based assessment and reporting tools and provided consulting services that enabled companies to manage their human capital management needs in real-time.

In March of 2004, we entered into an asset purchase and sale agreement with Workstream, Inc. (“Workstream”) whereby we sold to Workstream substantially all of our assets, including, among other things, our software products and related intellectual property, its accounts receivable, certain computer equipment, customer lists, and the “PeopleView, Inc.” name.  Pursuant to the asset purchase and sale agreement, as modified by an addendum, we received cash consideration in the amount of $250,000, 246,900 shares of Workstream’s common stock, and a warrant to purchase an additional 50,000 shares of Workstream’s common stock at an exercise price of $3.00 per share.

On April 1, 2004, we acquired Alan Mayo and Associates, Inc. dba The Mayo Group (“TMG”), a managed print company.  TMG provided outsourced print management services to healthcare facilities throughout California, which services we provide as the successor-in-interest to TMG.  After we acquired TMG, we changed our name to “Auxilio, Inc.” and changed the name of TMG’s former subsidiary to “Auxilio Solutions, Inc.”  Our Common Stock currently trades on the OTCBB under the symbol AUXO.OB.

Principal Products and Services

We are engaged in the business of providing fully-outsourced managed print services to the healthcare industry, working exclusively with hospitals throughout the United States. Auxilio is vendor independent and provides intelligent solutions, a risk free program and guaranteed savings.  Auxilio assumes all costs related to print business environments through customized streamlined and seamless integration of services at predictable fixed rates.

We help hospitals and health systems reduce expenses and create manageable, dependable document image management programs by managing their back-office processes.  The process is initiated through a detailed proprietary assessment.  The assessment is a strategic, operational and financial analysis that is performed at the customer’s premises using a combination of proprietary processes and innovative technology for data collection and report generation.  After the assessment and upon engagement, we charge the customer on a per print basis.  This charge covers the entire print management process and fixes this price per print for the term of the contract and places a highly trained resident team on-site to manage the entire process.

Competition

We operate in a highly competitive market.  The majority of the competition in the healthcare industry market for print management services comes from the large photocopy/multi-functional digital device manufacturers such as Xerox, Canon, Konica Minolta, Ricoh and Sharp.  The competitive landscape also contains a number of regional and local equipment dealers and distributors that exist in the communities which the hospitals serve.  In addition, we compete with in-house departments performing the functions that we are seeking to have them outsource to us.

Nevertheless, our analysis of the competitive landscape shows a very strong opportunity for fully outsourced managed print services to the healthcare industry, and we believe that we have a strong competitive position in the marketplace due to a number of important reasons:

•
We are entirely focused on the healthcare industry.  No other vendor/service provider has its entire business dedicated to solving issues within the healthcare industry with the expertise and knowledge base unmatched in the market.

•
We have a unique approach to providing fully outsourced print management programs.  Our program is completely outsourced and hospitals need only pay a single invoice.  We operate the print management process as a department in the hospital with full-time staff on-site.  In contrast, vendors and dealers in the vast majority of instances have multiple small and large customers in a geographic area to whom they are providing services, which result in major delays in providing service and supplies to the hospitals.

•	By focusing solely on the hospital campus, we enjoy much lower turn-around times for service, greater up sell opportunities and a much deeper service relationship with the customer.

•
We are not restricted to any single equipment vendor, which allows us to bring the best hardware and software solutions to our customers.  Our approach is to use the best technology to provide a solution in the best manner possible without any prejudice as to equipment.

•
We maintain a daily connection with the hospital, which allows us to provide a detailed strategy and plan on equipment acquisitions saving the organization a great deal of time, effort and money in this process.

Customers

Most of our customers are hospitals.  The loss of any key customer could have a material adverse effect upon our financial condition, business, prospects and results of operation.  During the year ended December 31, 2010, our four largest customers represented approximately 70% of our revenues.

Intellectual Property

We maintain a database that contains information related to our current and prospective customers’ image and document outputs for certain periods of time, image and document outputs for each piece of machinery maintained at the customer and trends for each of the foregoing.  Our database allows us to anticipate our customers’ future needs and to meet those needs.

We have not applied or been granted any patents with respect to our technology or processes as such intellectual property related to document and image management, in addition to document and image processing.  We have trademarked certain process documents and related marketing documents.  The most valuable of which is the Image Management Maturity Model (IM3™), which allows us to detail processes and offer a service that is duplicable in distributed regions.

Employees

As of December 31, 2010, we had 101 full-time employees, including 87 employees engaged in providing services, six employees engaged in sales and marketing, and eight employees engaged in general and administrative activities.  Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage.  We believe our employee relations are good.

ITEM 1A.  RISK FACTORS

Before deciding to purchase, hold or sell our Common Stock, you should carefully consider the risks described below in addition to the other information contained in this Annual Report and in our other filings with the SEC, including subsequent reports on Forms 10-Q and 8-K.  The risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business.  If any of these known or unknown risks or uncertainties actually occurs with material adverse effects on Auxilio, our business, financial condition, results of operations and/or liquidity could be seriously harmed.  In that event, the market price of our Common Stock will likely decline, and you may lose all or part of your investment.

Risks Related to Our Industry

We face substantial competition from better established companies that may offer similar products and services at a lower cost to our customers, resulting in a reduction in the sale of our products and services.

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

Risks Related to Our Business

A substantial portion of our business is dependent on our largest customers.

The loss of any key customer could have a material adverse effect upon our financial condition, business, prospects and results of operation.  Our four largest customers represent approximately 70% of our revenues for the year ended December 31, 2010.  Although we anticipate that these customers will represent less than 36% of revenue for 2011, the loss of any of these customers may contribute to our inability to operate as a going concern and may require us to obtain equity funding or debt financing to continue our operations.  We cannot be certain that we will be able to obtain such financing on commercially reasonable terms, or at all.

We may be unable to recruit and maintain our senior management and other key personnel on whom we are dependent.

We are highly dependent upon senior management and key personnel, and we do not carry any insurance policies on such persons.  In particular, we are highly dependent upon Joseph J. Flynn, our Chief Executive Officer, and Paul T. Anthony, our Chief Financial Officer.  The loss of any of our senior management, or our inability to attract, retain and motivate the additional highly-skilled employees and consultants that our business requires, could substantially hurt our business, prospects, financial condition and results of operations.  In addition, we rely on the ability of our management team to work together effectively.  If our management team fails to work together effectively, our business could be harmed.

The market may not accept our products and services and we may not be able to continue our business operations; or if the market is receptive to our products but not our services, our revenues and profitability will be harmed.

Our products and services are targeted to the healthcare market, a market in which there are many competing service providers.  Accordingly, the demand for our products and services is very uncertain.  The market may not accept our products and services.  Even if our products and services achieve market acceptance, our products and services may fail to address the market’s requirements adequately.

In addition, if we are able to sell our products but are unable to provide ongoing services, our revenues and profitability will be harmed.  Our services are integral to the successful deployment of our solutions.  If we do not effectively service and support our customers, our revenues and operating results would be harmed.

We may need additional capital in the future and, if such capital is not available on terms acceptable to us or available to us at all, we may be unable to continue our business operations.

We may need capital in the future to continue our business operations or to expand.  If we need capital, we cannot be certain that it will be available on terms acceptable to us  or available to us at all.  In the event we need to raise capital, we may not be able to:

•	develop or enhance our service offerings;
•	take advantage of future opportunities; or
•	respond to customers and competition.

We may not be able to maintain our current rate of growth and, as a result, our profitability may suffer.

To continue to be successful, we may need to implement additional management information systems, develop further our operating, administrative, financial and accounting systems and controls and maintain close coordination among our executive, finance, marketing, sales and operations organizations.  Any failure to maintain our current rate of growth may result in a decline of our profitability.

Risks Related to the Market for Our Securities

Because the public market for shares of our Common Stock is limited, stockholders may be unable to resell their shares of Common Stock.

Currently, there is only a limited public market for our Common Stock on the OTCBB and our stockholders may be unable to resell their shares of Common Stock.  Currently, the average daily trading volume of our Common Stock is not significant, and it may be more difficult for you to sell your shares in the future, if at all.

The development of an active trading market depends upon the existence of willing buyers and sellers who are able to sell shares of our Common Stock as well as market makers willing to create a market in such shares.  Under these circumstances, the market bid and ask prices for the shares may be significantly influenced by the decisions of the market makers to buy or sell the shares for their own account.  Such decisions of the market makers may be critical for the establishment and maintenance of a liquid public market in our Common Stock.  Market makers are not required to maintain a continuous two-sided market and are free to withdraw quotations at any time.  We cannot assure our stockholders that an active public trading market for our Common Stock will develop or be sustained.

Our stock price may be volatile and our Common Stock could decline in value, resulting in loss to our stockholders.

The market for our Common Stock is volatile, having ranged in the last twelve months from a low of $0.66 to a high of $1.25 on the OTCBB.   The market price for our Common Stock has been, and is likely to continue to be, volatile.  The following factors may cause significant fluctuations in the market price of shares of our Common Stock:

•	fluctuations in our quarterly revenues and earnings or those of our competitors;

•	variations in our operating results compared to levels expected by the investment community;

•	announcements concerning us or our competitors;

•	announcements of technological innovations;

•	sale of shares or short-selling efforts by traders or other investors;

•	market conditions in the industry; and

•	the conditions of the securities markets.

The factors discussed above may depress or cause volatility of our share price, regardless of our actual operating results.  In addition, the highly volatile nature of our stock price may cause investment losses for our stockholders. In the past, securities class action litigation has often been brought against companies following periods of volatility in the market price of their securities. If securities class action litigation is brought against us, such litigation could result in substantial costs while diverting management’s attention and resources.

There are a large number of shares of Common Stock that may be issued or sold, and if such shares are issued or sold, the market price of our Common Stock may decline.

As of December 31, 2010, we had approximately 19,336,651 shares of our Common Stock outstanding.

If all warrants and options outstanding as of December 31, 2010 are exercised prior to their expiration, up to approximately 8.6 million additional shares of Common Stock could become freely tradable.  Such sales of substantial amounts of Common Stock in the public market could adversely affect the prevailing market price of our Common Stock and could also make it more difficult for us to raise funds through future offerings of Common Stock.

Future sales of restricted stock could adversely affect the price of our Common Stock and our ability to complete additional financing.

Although our Common Stock is currently quoted on the OTCBB, the volume of trading of our Common Stock and the number of shares in the public float are small.  Sales of a substantial number of shares of our Common Stock into the public market in the future could materially adversely affect the prevailing market price of our Common Stock.  During the year ended December 31, 2009, we sold 1,416,667 shares of our Common Stock to finance our operations.  Such a large “over-hang” of stock eligible for sale in the public market may have the effect of depressing the market price of our Common Stock, and make it difficult for us to obtain debt or equity financing, if we are able to obtain such financing at all.

If our Common Stock is determined to be a “penny stock,” a broker-dealer may find it more difficult to trade our common stock and an investor may find it more difficult to acquire or dispose of our Common Stock in the secondary market.

In addition, our Common Stock may be subject to the so-called “penny stock” rules.  The SEC has adopted regulations that define a “penny stock” to be any equity security that has a market price per share of less than $5.00, subject to certain exceptions, such as any securities listed on a national securities exchange.  For any transaction involving a “penny stock,” unless exempt, the rules impose additional sales practice requirements on broker-dealers, subject to certain exceptions.  If our Common Stock is determined to be a “penny stock,” a broker-dealer may find it more difficult to trade our common stock and an investor may find it more difficult to acquire or dispose of our common stock on the secondary market.

We do not intend to pay dividends.

We have never declared or paid any cash dividends on our Common Stock.  We do not anticipate paying dividends on our Common Stock in the foreseeable future.  We may not have sufficient funds to legally pay dividends.  Even if funds are legally available to pay dividends, we may nevertheless decide in our sole discretion not to pay dividends and to retain any future earnings to fund growth.

Other Risks

It may be difficult for a third party to acquire us even if doing so would be beneficial to our shareholders.

Some provisions of our Articles of Incorporation, as amended, and Bylaws, as well as some provisions of Nevada or California law, may discourage, delay or prevent third parties from acquiring us, even if doing so would be beneficial to our shareholders.

As a public company, we are subject to complex legal and accounting requirements that will require us to incur significant expenses.

As a public company, we are subject to numerous legal and accounting requirements that do not apply to private companies.  The cost of compliance with many of these requirements is material, not only in absolute terms but, more importantly, in relation to the overall scope of the operations of a small company.  The cost of such compliance may prove to be a substantial competitive disadvantage vis-à-vis our privately held and larger public competitors.

The impact of the deterioration of the global credit markets, financial services industry and U.S. economy may continue to negatively affect our business and our ability to obtain capital, if needed.

The deterioration in the global credit markets, the financial services industry and the U.S. economy as a whole have resulted in a period of substantial turmoil and uncertainty characterized by unprecedented intervention by the United States federal government and the failure, bankruptcy, or sale of various financial and other institutions. The impact of these events on our business and the severity of the current economic crisis is uncertain. It is possible that the current crisis in the global credit markets, the financial services industry and the U.S. economy may adversely affect our business, vendors and prospects as well as our liquidity and financial condition.  As a result no assurances can be given as to our ability to increase our customer base and generate positive cash flows.  Although we have been able to raise additional working capital through convertible note agreements and private placement offerings of our common stock, we may not be able to continue this practice in the future or we may not be able to obtain additional working capital through other debt or equity financings.  In the event that sufficient capital cannot be obtained, we may be forced to significantly reduce operating expenses to a point that would be detrimental to our business operations and business development activities. These courses of action may be detrimental our business prospects and result in material charges to our operations and financial position.  In the event that any future financing should take the form of the sale of equity securities, the current equity holders may experience dilution of their investments.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

We lease approximately 6,824 square feet of office space in one building located in Mission Viejo, California.  The lease terminates in September, 2015.  We expect that the current leased premises will be satisfactory until the future growth of our business operations necessitates an increase in office space.  There is an ample supply of office space in the Orange County, California area and we do not anticipate any problem securing additional space if, and when, necessary.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any material legal proceedings, nor has any material proceedings been terminated during the fiscal year ended December 31, 2010.

ITEM 4.  [REMOVED AND RESERVED]

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is quoted on the Over the Counter Bulletin Board, referred to as the OTCBB, under the symbol “AUXO.OB”.  As such, the market may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national exchange.

The following table presents quarterly information on the high and low sales prices of our Common Stock for the fiscal year ending December 31, 2011 (through March 29, 2011), and the fiscal years ended December 31, 2010 and 2009, furnished by the OTCBB.

	High	Low
Fiscal Year Ended December 31, 2011
First Quarter (through March 29, 2011)	$ 1.01	$ 0.70

Fiscal Year Ended December 31, 2010
First Quarter	$ 1.23	$ 0.76
Second Quarter	$ 1.20	$ 0.90
Third Quarter	$ 1.25	$ 0.95
Fourth Quarter	$ 1.25	$ 0.66

Fiscal Year Ended December 31, 2009
First Quarter	$ 0.90	$ 0.40
Second Quarter	$ 1.15	$ 0.65
Third Quarter	$ 0.75	$ 0.41
Fourth Quarter	$ 0.90	$ 0.50

The high and low sales prices for our Common Stock on March 29, 2011, as quoted on the OTCBB, were $0.89 and $0.89, respectively.

Holders

On March 29, 2011, we had approximately 112 stockholders of record.

Dividends

We have never paid cash dividends on our Common Stock and do not anticipate paying such dividends in the foreseeable future.  The payment of dividends, if any, will be determined by our Board of Directors in light of conditions then existing, including our financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by our Board of Directors.

Repurchases

During the fiscal year ended December 31, 2010, we did not repurchase any of our securities.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain information as of December 31, 2010 with respect to our existing equity compensation plans under which our Common Stock are authorized for issuance.

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuances Under Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1):	5,265,251	$1.01	704,749
Equity compensation plans not approved by security holders (2):	3,362,708	$1.36	-
Total	8,627,959		704,749

(1)	These plans consist of the 2000 Stock Option Plan, 2001 Stock Option Plan, the 2003 Stock Option Plan, the 2004 Stock Option Plan and the 2007 Stock Option Plan, as amended.
(2)
From time to time and at the discretion of our Board of Directors, we may issue warrants, stock options or other forms of equity incentives to our key individuals or officers as performance based compensation.  We have also issued warrants another company in connection with a joint marketing agreement.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion presents information about our consolidated results of operations, financial condition, liquidity and capital resources and should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Annual Report.

Forward Looking Statements.  This discussion contains statements regarding operating trends and our beliefs and expectations regarding our future financial performance and future financial condition (which are referred to as “forward looking statements”).  The consequences of those operating trends on our business and the realization of our expected future financial results, which are discussed in those statements, are subject to the uncertainties and risks described above in Part 1, Item 1A under the caption “Risk Factors” and otherwise discussed herein.  Due to those uncertainties and risks, the duration and effects of those operating trends on our business and our future financial performance may differ, possibly significantly, from those that are currently expected as set forth in the forward looking statements.  As a result, you should not place undue reliance on those forward looking statements.

Overview

We provide integration strategies and outsourced services for print management in healthcare facilities. We help hospitals and health systems reduce expenses and create manageable, dependable document image management programs by managing their back-office processes. The process is initiated through a detailed proprietary Image Management Assessment (“IMA”). The IMA is a strategic, operational and financial analysis that is performed at the customer’s premises using a combination of proprietary processes and innovative web based technology for data collection and report generation. After the IMA and upon engagement, we charge the customer on a per print basis.  This charge covers the entire print management process and fixes this price per print for the term of the contract and places a highly trained resident team on-site to manage the entire process.  We are focused solely on the healthcare industry.

Application of Critical Accounting Policies

The SEC defines critical accounting policies as those that are, in management’s view, most important to the portrayal of our financial condition and results of operations and most demanding of their judgment.  Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S., which is referred to as GAAP.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate these estimates, including those related to stock-based compensation, customer programs and incentives, bad debts, supply inventories, intangible assets, income taxes, contingencies and litigation.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

We consider the following accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment:

Revenue Recognition

Revenue consists primarily of fees charged to customers based on the volume of images printed from devices supported under a long-term contract.  Revenue also includes the sale of equipment.  With respect to revenue recognition for multiple deliverables, we evaluated these revenue arrangements and determined that two separate units of accounting exist, recurring service revenue and equipment sale revenue.  The fair value of the service unit of accounting is determined by vendor specific objective evidence.  The fair value of the equipment unit of accounting is determined under the residual method.  If billings for the sale of equipment exceed its fair value, revenue is deferred.

We recognize recurring service revenue over the period the service is performed and revenue from equipment sales is recognized at the time it is placed in service.  We recognize revenue when four basic criteria have been met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services rendered, (3) the fee is fixed or determinable and (4) collectability is reasonably assured.  Amounts billed but not meeting these recognition criteria are deferred until all four criteria have been met.

Stock-Based Compensation

Under the fair value recognition provisions of the authoritative guidance, stock-based compensation cost granted to employees is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service or performance period, which is the vesting period.  Stock options and warrants issued to consultants and other non-employees as compensation for services to be provided to us are accounted for based upon the fair value of the services provided or the estimated fair value of the option or warrant, whichever can be more clearly determined. We currently use the Black-Scholes option pricing model to determine the fair value of stock options.  The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables.  These variables include our expected stock price volatility over the term of the awards, the expected term of the award, the risk-free interest rate and any expected dividends.

Income Taxes

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of tax-related assets and liabilities and income tax expense.  These estimates and assumptions are based on the requirements of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) relating to accounting for uncertainty in income taxes.  Our policy is to classify interest and penalties related to unrecognized income tax benefits as a component of income tax expense.

We assess whether previously unrecognized tax benefits may be recognized when the tax position is (1) more likely than not of being sustained based on its technical merits, (2) effectively settled through examination, negotiation or litigation, or (3) settled through actual expiration of the relevant tax statutes.  Implementation of this requirement requires the exercise of significant judgment. Recognizing deferred tax assets will increase tax benefits and increase net income.

Impairment of Intangible Assets.

We account for goodwill in accordance with FASB’s authoritative guidance which requires that goodwill and certain intangible assets are not amortized, but are subject to an annual impairment test.  We complete our goodwill impairment test on an annual basis, during the fourth quarter of our fiscal year, or more frequently, if changes in facts and circumstances indicate that impairment in the value of goodwill recorded on our balance sheet may exist.  For purposes of testing the impairment of goodwill, we have one reporting unit.  Our methodology for testing goodwill impairment consists of one, and possibly two steps.  In step one of the goodwill impairment test, we compare our carrying amount (including goodwill) of our entity-wide reporting unit and our fair value based on market capitalization.  Our market capitalization is based on the closing price of our Common Stock as quoted on the OTCBB multiplied by its outstanding shares of Common Stock.  At December 31, 2010, the fair value of the Auxilio based on its market capitalization was approximately $19.5 million, exceeding our book value of approximately $2.5 million.  We do not anticipate any risk of failing step one of the impairment test.  The second step of the impairment test compares the implied fair value of the goodwill with the book value.  We were not required to perform step two since we passed step one.

There was no impairment of goodwill as a result of the annual impairment tests completed during the fourth quarters of 2010 and 2009.  Excluding goodwill, we have no intangible assets deemed to have indefinite lives.

New Customer Implementation Costs

We ordinarily incur additional costs to implement our services for new customers.  These costs are comprised primarily of additional labor and support.  These costs are expensed as incurred, and  have a negative impact on our statements of operations and cash flows during the implementation phase..

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the U.S., with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. See our audited financial statements and notes thereto which begin on page F-1 of this Annual Report on Form 10-K, which contain accounting policies and other disclosures required by accounting principles generally accepted in the U.S. Please refer to the disclosures in Note 1 of our financial statements for a summary of our significant accounting policies.

Results of Operations

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

Net Revenue

Revenues consist of equipment sales and ongoing service and supplies.  Net revenue decreased by $574,904 to $15,407,552 for the year ended December 31, 2010, as compared to the same period in 2009.  Service revenue in 2010 totaled approximately $14,700,000 compared to approximately $15,200,000 in 2009.  While we expanded our recurring revenue customer base in our 2010 fiscal year, most of the new customers started service in the last two months of the year, thus their effect on total service revenue is small.  Meanwhile we have renewed or extended several customer service contracts in the last year.  These renewals contain programs to assist the customer in cost reduction.  In certain accounts we have been able to reduce unit price and sales volume which has resulted in lower revenues from these existing customers.  We anticipate this trend to continue but anticipate overall revenue growth as a result of the expansion of our customer base.  Equipment revenue remained relatively consistent as it totaled approximately $750,000 in 2010 compared to approximately $800,000 in 2009.  We expect the decrease in revenue for equipment over the past two years to continue our focus on recurring service revenue.

Cost of Revenue

Cost of revenue consists of document imaging equipment, parts, supplies and salaries expense for field services personnel.  Cost of revenue was $12,532,193 for the year ended December 31, 2010, as compared to $11,934,706 for the same period in 2009.  We incurred approximately $850,000 in additional staffing and approximately $180,000 in additional travel related costs in connection with the implementation of new customers.  We expect higher cost of revenues at the start of most new customers as we implement our programs with these costs reducing over the term of the contract.  Meanwhile, service and supply costs decreased by approximately $670,000 in 2010 which is reflective of process improvement programs implemented at certain customers that resulted in reduced sales volume.  We anticipate this trend to continue but anticipate overall increase in cost revenues sold as a result of the expansion of our customer base.  We also saw a decrease in our per unit supply costs for certain supplies, including toner.  We cannot be sure this trend will continue.

Sales and Marketing

Sales and marketing expenses include salaries, commissions and expenses of sales and marketing personnel, travel and entertainment, and other selling and marketing costs.  Sales and marketing expenses were $1,566,137 for the year ended December 31, 2010, as compared to $1,323,399 for the same period in 2009.As a result of several new customer contracts, we paid sales commissions totaling approximately $280,000 in 2010 compared to $10,000 in 2009.  Also included in sales and marketing costs in 2009 is a charge of $76,807 in connection with warrants issued to Sodexo for marketing services under a joint marketing agreement.  There is a similar charge for warrants issued to Sodexo in 2010 of $90,161 in payment for the signing of a new customer contract under the joint marketing agreement.  In 2009 we paid approximately $80,000 in severance payments to a former sales person whereas no such charge occurred in 2010.  We paid a total of approximately $105,000 to marketing consultants in 2010 focusing on brand refresh.

General and Administrative

General and administrative expenses, which include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses, and other administrative costs, increased by $198,017 to $2,861,844 for the year ended December 31, 2010, as compared to $2,663,827 for the same period in 2009.  The increase is due to severance costs paid to a former executive in 2010 totaling approximately $135,000, increased executive travel costs in connection with client relations, consulting costs associated with succession planning, human capital management, and higher office equipment and related depreciation as a result of recent closings of new customer contracts.  These increases were partially offset by lower stock based compensation cost in 2010, since we granted less than half as many stock options in the year ended December 31, 2010 compared the previous year.

Other Income (Expense)

Interest expense for the year ended December 31, 2010 was $6,918, compared to $96,747 for the same period in 2009.  The reduction in expense is a result of the early April 2009 payoff of the remaining amounts owing under the Laurus Master Fund loan agreement.

Income Tax Expense

Income tax expense for the year ended December 31, 2010 was $11,479 and for the year ended December 31, 2009 was $2,974.  The increase in 2010 is due primarily to higher charges for state income taxes in an apportioned state that disallows consolidated tax return filings.

Liquidity and Capital Resources

At December 31, 2010, our cash and cash equivalents were $2,249,907 and our working capital was $820,548.  Our principal cash requirements are for operating expenses, including equipment, supplies, employee costs, and capital expenditures and funding of the operations.  Our primary sources of cash are service and equipment sale revenues, the exercise of options and warrants and the sale of Common Stock in compliance with applicable federal and state securities laws.

During the year ended December 31, 2010, cash provided by operating activities was $414,466 as compared to cash provided by operating activities of $1,450,911 for the same period in 2009.  The decrease in cash provided in 2010 compared to 2009 was primarily due to lower revenue in 2010 on renewed contracts with existing customers as well as with new customers, and the collection of a large accounts receivable balance in 2009 for a prior year equipment sale.  Additionally, we have maintained a stable base of customers over this period and continue to benefit from cost savings initiatives in light of the current economic environment.  These initiatives included a freeze on hiring of non-operational staff and a reduction in the use of nonessential legal and professional services.

During the first three months of 2009, we made principal payments to LMF totaling $150,000.  In April 2009, we repaid the remaining principal balance of $1,182,000 under the LMF Loan Agreement.

In addition, in an effort to strengthen our balance sheet we completed a private placement in May 2009 selling 1,416,667 shares of our Common Stock at a purchase price of $0.60 per share with net proceeds of $765,000.

We continue to see growth in its operations through the addition of six new recurring revenue contracts in 2010.  We expect to close additional recurring revenue contracts to new customers in 2011.  Management believes that cash generated from operations along with the funds raised from warrant and option exercises will be sufficient to sustain our business operations over the next twelve months.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist primarily of conventional operating leases, purchase commitments and other commitments arising in the normal course of business, as further discussed below under “Contractual Obligations and Commercial Commitments.”  As of December 31, 2010, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Related Party Transactions

On August 10, 2009, the Company entered in to a consulting agreement with John D. Pace, Chairman of our Board of Directors, to provide support to the Company in the capacity of Chief Strategy Officer.  The agreement provides that the Company will pay Mr. Pace $6,000 per month as compensation for his services.  The agreement expired on December 31, 2010 and was extended for an additional 12 months.  During the fiscal years ended December 31, 2009 and 2010, we paid Mr. Pace $30,000 and $72,000, respectively.

Contractual Obligations and Contingent Liabilities and Commitments

As of December 31, 2010, expected future cash payments related to contractual obligations and commercial commitments were as follows:

	Payments Due by Period
	Total	Within 1 year	Year2-3	Year 4-5	More than 5 years
Long-term debt	$-	$-	$-	$-	$-
Capital leases	134,220	51,587	82,633	-	-
Operating leases	730,168	122,150	317,316	290,702	-
Total	$864,388	$173,737	$399,949	$290,702	$-

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are included in Part IV, Item 15 of this Annual Report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f). Management conducted an assessment of the effectiveness, as of December 31, 2010, of our internal control over financial reporting, based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment under that framework, management concluded that our internal control over financial reporting was effective as of December 31, 2010.

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

ITEM 9B.  OTHER INFORMATION

None.
PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to our executive officers and directors appearing in our Definitive Proxy Statement to be filed with the SEC in connection with the 2011 Annual Meeting of Stockholders, referred to as the Proxy Statement, is hereby incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information with respect to compensation of our executive officers appearing in our Proxy Statement to be filed with the SEC is hereby incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information with respect to the security ownership of certain beneficial owners and management appearing in our Proxy Statement is hereby incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information with respect to certain relationships and related transactions with management appearing in our Proxy Statement is hereby incorporated by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information with respect to the principal accounting fees and services appearing in the Proxy Statement is hereby incorporated by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

(1)           Financial Statements

The following consolidated financial statements, and related notes thereto of our independent auditor are filed as part of this Annual Report:

(2)           Financial Statement Schedules

None

(3)           Exhibits

The exhibits listed on the accompanying index to exhibits immediately following the financial statements are filed as part of, or hereby incorporated by reference into, this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Auxilio, Inc.

We have audited the accompanying consolidated balance sheets of Auxilio, Inc. (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2010.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Auxilio, Inc. as of December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ HASKELL & WHITE LLP

Irvine, California
March 29, 2011

AUXILIO, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$2,249,907	$1,781,586
Accounts receivable, net	1,160,251	1,397,598
Prepaid and other current assets	331,483	93,246
Supplies	687,845	537,170
Total current assets	4,429,486	3,809,600

Property and equipment, net	234,975	277,704
Deposits	28,013	43,792
Goodwill	1,517,017	1,517,017
Total assets	$6,209,491	$5,648,113

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$2,538,828	$1,246,880
Accrued compensation and benefits	772,532	554,702
Deferred revenue	255,802	349,271
Current portion of capital lease obligations	41,776	3,835
Total current liabilities	3,608,938	2,154,688

Capital lease obligations less current portion	79,524	17,537

Commitments and contingencies	-	-

Stockholders’ equity:
Common stock, par value at $0.001, 33,333,333 shares authorized, 19,336,651 shares issued and outstanding at December 31, 2010 and 19,040,401 shares issued and outstanding at December 31, 2009	19,338	19,042
Additional paid-in capital	20,417,584	19,803,021
Accumulated deficit	(17,915,893)	(16,346,175)
Total stockholders’ equity	2,521,029	3,475,888
Total liabilities and stockholders’ equity	$6,209,491	$5,648,113

The accompanying notes are an integral part of these consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009
Net revenues	$15,407,552	$15,982,456
Cost of revenues	12,532,193	11,934,706
Gross profit	2,875,359	4,047,750
Operating expenses:
Sales and marketing	1,566,137	1,323,399
General and administrative expenses	2,861,844	2,663,827
Total operating expenses	4,427,981	3,987,226
(Loss) income from operations	(1,552,622)	60,524
Other income (expense):
Interest expense	(6,918)	(96,747)
Interest income	1,301	1,637
Gain on sale of property and equipment	-	1,860
Total other income (expense)	(5,617)	(93,250)

Loss before provision for income taxes	(1,558,239)	(32,726)
Income tax expense	11,479	2,974
Net loss	$(1,569,718)	$(35,700)

Net loss per share:
Basic	$(0.08)	$(0.00)
Diluted	$(0.08)	$(0.00)

Number of weighted average shares outstanding –
Basic	19,226,357	18,572,127
Diluted	19,226,357	18,572,127

The accompanying notes are an integral part of these consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2010AND 2009

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at January 1, 2009	17,623,734	17,625	$18,490,632	$(16,310,475)	$2,197,782
Stock compensation expense for options and warrants granted to employees and consultants	-	-	471,998	-	471,998
Fair value of warrants issued for marketing services	-	-	76,807	-	76,807
Common stock issued in private placement, net of offering costs of $85,000	1,416,667	1,417	763,584	-	765,001
Net loss	-	-	-	(35,700)	(35,700)
Balance at December 31, 2009	19,040,401	19,042	19,803,021	(16,346,175)	3,475,888
Common stock issued	296,250	296	161,154	-	161,450
Stock compensation expense for options and warrants granted to employees and consultants	-	-	363,248	-	363,248
Fair value of warrants issued for marketing services	-	-	90,161	-	90,161
Net loss	-	-	-	(1,569,718)	(1,569,718)
Balance at December 31, 2010	19,336,651	$19,338	$20,417,584	$(17,915,893)	$(2,521,029)

The accompanying notes are an integral part of these consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009
Cash flows provided by operating activities:
Net loss	$(1,569,718)	$(35,700)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	250,252	169,822
Interest expense related to amortization of warrants issued with loans	-	23,412
Interest expense related to amortization of loan acquisition costs	-	44,431
Stock compensation expense for options and warrants granted to employees and consultants	363,248	471,998
Fair value of warrants issued for marketing services	90,161	76,807
Changes in operating assets and liabilities:
Accounts receivable	237,347	2,804,091
Prepaid and other current assets	(238,237)	(59,604)
Supplies	(150,675)	208,037
Deposits	15,779	(15,002)
Accounts payable and accrued expenses	1,291,948	(1,989,128)
Accrued compensation and benefits	217,830	(107,961)
Deferred revenue	(93,469)	(140,292)
Net cash provided by operating activities	414,466	1,450,911
Cash flows (used for) investing activities:
Purchases of property and equipment	(88,240)	(292,816)
Net cash (used for) investing activities	(88,240)	(292,816)
Cash flows provided by (used for) financing activities:
Net proceeds from issuance of common stock	161,450	765,001
Repayments on convertible note payable	-	(1,332,000)
Payments on capital leases	(19,355)	(7,636)
Net cash provided by (used for) financing activities	142,095	(574,635)
Net increase in cash and cash equivalents	468,321	583,460
Cash and cash equivalents, beginning of year	1,781,586	1,198,126
Cash and cash equivalents, end of year	$2,249,907	$1,781,586

The accompanying notes are an integral part of these consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year Ended December 31,
	2010	2009
Supplemental disclosure of cash flow information:
Interest paid	$6,918	$28,571
Income tax paid	$19	$85,050

Non-cash investing and financing activities:
Disposition of fully depreciated property and equipment	$-	$131,295
Property and equipment acquired through capital leases	$119,283	$25,096

The accompanying notes are an integral part of these consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

(1)           Basic of Presentation and Summary of Significant Accounting Policies

Business Activity

The origins of the Company date back to January of 2002, when the Company’s predecessor, e-Perception Technologies, Inc. (“e-Perception”), a Human Resources software concern, completed a tender offer with Corporate Development Centers, Inc. (“CDC”).  CDC’s common stock traded on the OTC Bulletin Board.  In connection with the tender offer, the stockholders of e-Perception received one (1) share of CDC for each four (4) shares of e-Perception common stock they owned prior to the tender offer.  As a result, e-Perception became a wholly owned subsidiary of CDC.  CDC subsequently changed its name to e-Perception, Inc.  Approximately eighteen months later e-Perception changed its name to PeopleView, Inc. (“PeopleView”),which subsequently changed its name to Auxilio, Inc. (“Auxilio”).  The stock now trades under the symbol AUXO.OB.

In March 2004, PeopleView entered into an asset purchase and sale agreement with Workstream, Inc. (NASDQ:WSTM) (“Workstream”) whereby the Company sold to Workstream essentially all of its assets, including its software products and related intellectual property, its accounts receivable, certain computer equipment, customer lists, and the PeopleView name, among other things.  Pursuant to an addendum to the original agreement, the final consideration the Company received was cash equal to $250,000, 246,900 shares of Workstream common stock, and a warrant to purchase an additional 50,000 shares at an exercise price of $3.00 per share.  The business operations of PeopleView were discontinued as of March 2004.

On April, 1, 2004, PPVW Acquisition Company (“PPVW”), a wholly owned subsidiary of PeopleView, completed the acquisition of Alan Mayo and Associates, Inc. dba The Mayo Group (and referred to herein as “TMG”).  TMG offered outsourced Image Management services to healthcare facilities throughout California, and this acquisition forms the basis for Auxilio’s current operations.  Subsequent to the acquisition of TMG, PeopleView changed its name to “Auxilio, Inc.” and changed PPVW’s name to “Auxilio Solutions, Inc.”

The Company is engaged in the business of providing fully-outsourced managed print services to the healthcare industry, working exclusively with hospitals throughout the United States.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has reported a net loss of $1,569,718 for the year ended December 31, 2010 and has an accumulated deficit of $17,915,893 as of December 31, 2010. The Company reported a net loss of $35,700 for the year ended December 31, 2009.  The Company has working capital of $820,548 as of December 31, 2010.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All intercompany balances and transactions have been eliminated.

The accompanying financial statements do not include a statement of comprehensive income because there were no items that would require adjustment of net income to comprehensive income during the reporting periods.

Liquidity

During the year ended December 31, 2010, cash provided by operating activities was $414,466 as compared to cash provided by operating activities of $1,450,911 for the same period in 2009.  The Company has maintained a stable base of customers over this period and continues to benefit from cost savings initiatives in light of the current economic environment.

The Company entered into six new recurring revenue contracts in 2010, while retaining its existing base of business. Implementation of the new customers caused much of the loss incurred in 2010. We expect higher cost of goods sold at the start of most new customers as we implement our programs with these costs reducing over the term of the contract.  Management believes that cash generated from operations along with the funds raised in the exercise of options and warrants will be sufficient to sustain our business operations over the next twelve months.

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

When the Company enters into arrangements that include multiple deliverables, they typically consist of the sale of equipment, reserve for replacement of future equipment and a support services contract. Pursuant to ASC Subtopic 605-25-25: “Revenue Recognition – Multiple-Element Arrangements - Recognitions”(“ASC 605-25-25”), the Company accounts for each element within an arrangement with multiple deliverables as separate units of accounting. Revenue is allocated to each unit of accounting using the residual method, which allocates revenue to each unit of accounting based on the fair value of the undelivered items.  The Company has established vendor - specific objective evidence of fair value for the services unit of accounting, which is the undelivered item, at the inception of the contract.  The equipment unit of accounting, which is the delivered item, is allocated the remaining portion of the estimated contract consideration based on the residual method.

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

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts.  The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable.  It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change.  Management believes that no accounts receivable are uncollectible at December 31, 2010.

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

For purposes of testing the impairment of goodwill, the Company has one reporting unit.  The Company’s methodology for testing goodwill impairment consists of one, and possibly two steps.  In step one of the goodwill impairment test, management compares the carrying amount (including goodwill) of entity-wide reporting unit and the fair value based on market capitalization.  The Company’s  market capitalization is based on the closing price of its Common Stock as quoted on the OTCBB multiplied by its outstanding shares of Common Stock.  At December 31, 2010, the fair value of the Auxilio based on its market capitalization was approximately $19.5 million, exceeding its book value of approximately $2.6 million.

Management does not anticipate any risk of failing step one of the impairment test.  The second step of the impairment test compares the implied fair value of the goodwill with the book value.  The Company was not required to perform step two since it passed step one.

There was no impairment of goodwill as a result of the annual impairment tests completed during the fourth quarters of 2010 and 2009.  Excluding goodwill, we have no intangible assets deemed to have indefinite lives.

Long-Lived Assets

In accordance with FASB ASC Topic 350, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment.  If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable.  In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value.  Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less the cost to sell. As of December 31, 2010, management determined there was no impairment of these assets.

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

Fair Value of Financial Instruments

The Company adopted ASC Topic 820, “Fair Value Measurements,” (“ASC 820”)effective January 1, 2008, as required for financial assets and liabilities, on a prospective basis. ASC 820 defines fair value, provides a framework for measuring fair value and expands the disclosures required for fair value measurements. The standard applies to other accounting pronouncements, but does not require any new fair value measurements. ASC 820 did not have a material impact on the Company’s financial position or results of operations.

In February 2007, the FASB issued ASC Subtopic 825-10-25 “Financial Instruments – Overall – Recognition” (“ASC 825-10-25”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This guidance is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company adopted ASC 825-10-25 effective January 1, 2008. The Company currently has no eligible items to elect this option.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and capital lease obligations approximate fair value due to the short-term nature of these financial instruments.

Stock-Based Compensation

The Company recognizes stock-based compensation as an expense in accordance with ASC Topic 718 “Share-Based Payments” (“ASC 718”) and values the equity securities based on the fair value of the security on the date of grant.  Stock option awards are valued using the Black-Scholes option-pricing model.

For the years ended December 31, 2010 and 2009, stock-based compensation expense recognized in the statement of operations is as follows:

	Year Ended December 31,
	2010	2009
Cost of revenues	$164,978	$98,610
Sales and marketing	17,016	68,436
General and administrative expenses	181,254	304,952
Total stock based compensation expense	$363,248	$471,998

The weighted average estimated fair value of stock options granted during 2010 and 2009 was $0.54 and $0.65 per share, respectively.  These amounts were determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the expected life of the option.  The assumptions used in the Black-Scholes model were as follows for stock options granted in 2010 and 2009:

	2010	2009
Risk-free interest rate	0.12% to 0.21%	0.10% to 0.22%
Expected volatility of common stock	81.59% to 87.94%	77.92% to 101.65%
Dividend yield	0%	0%
Expected life of options	3 years	3 years

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

As of December 31, 2010, potentially dilutive securities consist of options and warrants to purchase 8,581,617 shares of common stock at prices ranging from $0.30 to $6.75 per share. Of these potentially dilutive securities, none of the shares to purchase common stock from the options and warrants have been included in the computation of diluted earnings per share as their effect would be anti-dilutive.

As of December 31, 2009, potentially dilutive securities consist of options and warrants to purchase 9,208,066 shares of common stock at prices ranging from $0.30 to $12.00 per share. Of these potentially dilutive securities, none of the shares to purchase common stock from the options and warrants have been included in the computation of diluted earnings per share as their effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share:

	Year Ended December 31,
	2010	2009
Numerator:
Net loss	$(1,569,718)	$(35,700)

Denominator:
Denominator for basic calculation weighted averages	19,226,357	18,572,127

Dilutive common stock equivalents:
Options and warrants	-	-
Denominator for diluted calculation weighted average	19,226,357	18,572,127

Net loss per share:
Basic net loss per share	$(.08)	$(.00)
Diluted net loss per share	$(.08)	$(.00)

Segment Reporting

Based on the Company’s integration and management strategies, the Company operated in a single business segment.  For the years ended December 31, 2010and 2009, all revenues have been derived from domestic operations.

Subsequent Events

The Company has evaluated the subsequent events though the filing date of this Annual Report and has determined that there were no subsequent events to recognize or disclose in these consolidated financial statements.

New Accounting Pronouncements

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

In February 2010, the FASB issued an amendment to the accounting and disclosure guidance regarding subsequent events. The amendments remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. The amendments were effective upon issuance on February 24, 2010 and the Company complied with this amendment beginning in the quarter ended March 31, 2010.

In April 2010, the FASB issued new provisions as it related to the Milestone Method of Revenue Recognition. The new provision provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. This new guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The Company is currently assessing the future impact of this new accounting update to its consolidated financial statements.

In July 2010, the FASB issued new guidance regarding Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The new standard requires companies to provide more disclosures about the credit quality of their financing receivables, which include loans, lease receivables, and other long-term receivables, and the credit reserves held against them. For end of period balances, the new disclosures will be effective December 31, 2010. For activity during a reporting period, the disclosures will be effective January 1, 2011. Adoption of this new accounting update did not have a material impact on the Company’s consolidated financial statements.

(2)           Accounts Receivable

A summary of accounts receivable follows:

	As of December 31,
	2010	2009
Trade	$1,160,251	$1,397,598
Allowance for doubtful accounts	-	-
	$1,160,251	$1,397,598

(3)           Property and Equipment

A summary property and equipment follows:

	As of December 31,
	2010	2009
Furniture and fixtures	$59,114	$48,856
Computers and office equipment	584,673	398,484
Fleet equipment	389,333	378,259
Leasehold improvements	-	25,202
	1,033,120	850,801
Less accumulated depreciation and amortization	(798,145)	(573,097)
	$234,975	$277,704

Depreciation and amortization expense for property, equipment, and improvements amounted to $250,252 and $169,822 for the years ended December 31, 2010 and 2009, respectively.

(4)           Note Payable

In April 2006, the Company entered into a $3,000,000 Fixed Price Convertible Note (the “Note”) agreement with Laurus Master Fund (“LMF”). The term of the Note is for three years at an interest rate of prime (as reported by the Wall Street Journal) plus 2.0%. The Note was secured by all of the Company’s cash, cash equivalents, accounts, accounts receivable, deposit accounts, inventory, equipment, goods, fixtures, documents, instruments, contract rights, general intangibles, chattel paper, supporting obligations, investment property, letter of credit rights and all intellectual property now existing or hereafter arising, and all proceeds thereof. The Note contained a provision whereby the fixed conversion price to convert the Note to equity was set at a premium to the average closing price of the Company’s common stock for the 10 days prior to the closing of the transaction based on a tiered schedule. The first third of the investment amount had a fixed conversion price of $1.68, the next third had a fixed conversion price of $1.78, and the last third had a fixed conversion price of $1.92. The Company reduced the principal Note by 1/60th per month starting 90 days after the closing, payable in cash or registered stock.

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

(5)           Warrants

Below is a summary of warrant activity during the years ended December 31, 2009 and 2010:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2009	2,170,204	$1.37
Granted in 2009	2,141,667	$1.50
Exercised in 2009	-	$-
Cancelled in 2009	(330,000)	$1.95
Outstanding at December 31, 2009	3,981,871	$1.39
Granted in 2010	-	$-
Exercised in 2010	(268,750)	$.54
Cancelled in 2010	(350,413)	$2.33
Outstanding at December 31, 2010	3,362,708	$1.36	2.57	$371,083

Warrants exercisable at December 31, 2010	1,687,708	$1.23	2.57	$371,083

The following tables summarize information about warrants outstanding and exercisable at December 31, 2010:

Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining in Contractual Life in Years	Outstanding Warrants Weighted Average Exercise Price	Number of Warrants Exercisable	Exercisable Warrants Weighted Average Exercise Price
$0.30 to $0.75	751,667	2.44	$0.52	751,667	$0.52
$.91 to $1.84	2,000,000	3.42	$1.50	325,000	$1.50
$1.85 to $2.00	611,041	2.27	$1.96	611,041	$1.96
$0.30 to $2.00	3,362,708	2.57	$1.36	1,687,708	$1.23

In November 2008, the Company entered into a five year joint marketing agreement with Sodexo Operations, LLC, (“Sodexo”) to provide Auxilio’s document services to Sodexo’s healthcare customer base in the United States.  Sodexo will invest in sales and marketing resources and assist the Company with marketing their document services to Sodexo’s U.S. healthcare customer base of more than 1,600 hospitals.  Under the terms of the agreement the Company provided Sodexo with warrants to purchase up to two million shares of the Company’s common stock at a price of $1.50 per share.  The first 150,000 warrants vested on June 2, 2009. The fair value of the warrant for the 150,000 shares vesting upon execution on June 2, 2009 was $76,807. This amount was recognized as a sales and marketing expense in June 2009. The Company accounts for equity based payments to non-employees in accordance with ASC Topic 505-50. As the warrant issued is more reliably measurable at fair value, the Company uses the fair value of the warrant to account for the transaction. The fair value of the warrant was determined using the Black-Scholes option-pricing model, with the following assumptions: (i) no expected dividends; (ii) a risk free interest rate of 0.20%; (iii) expected volatility of 85.07%; and (iv) a contract life of the warrants of five years. An additional 175,000 vested on July 13, 2010 upon the signing of a new customer contract. The fair value of the warrant for the 175,000 shares vesting with the signing of the new customer contract on July 13, 2010 was $90,161. This amount was recognized as a sales and marketing expense in July 2010. The fair value of the warrant was determined using the Black-Scholes option-pricing model, with the following assumptions: (i) no expected dividends; (ii) a risk free interest rate of 0.17%; (iii) expected volatility of 82.56%; and (iv) a contract life of the warrants of four years.  The balance of the warrants will vest in increments of between 75,000 and 500,000 shares dependent on the size and number of the new customer contracts that the Company enters into as a direct result of this agreement.

(6)	Stock Option Plans

In October 2001, the Company approved the 2001 Stock Option Plan under which all employees may be granted options to purchase shares of the Company’s common stock, par value $0.001 (“Common Stock”).  The maximum number of shares of the Common Stock available for issuance under the 2001 Plan was 5,400,000 shares. Under the 2001 Stock Option Plan, the option exercise price was equal to the fair market value of the Common Stock on the date of grant.  Options expire no later than 10 years from the grant date and generally vest within five years.

The Board of Directors of the Company approved the PeopleView, Inc. 2003 Stock Option Plan (the “2003 Plan and it became effective immediately upon shareholder approval at the Annual Meeting on May 15, 2003.  The maximum number of shares of the  Common Stock available for issuance under the 2003 Plan was 4,400,000 shares.  On May 15, 2003, 899,500 shares were available to grant under the 2003 Plan, and 567,167 had been granted under the Company’s former 2000 Stock Option Plan and the 2001 Stock Option Plan.  Although the Company no longer granted options under the 2000 Plan or the 2001 Plan, all outstanding stock options continue to be subject the terms and conditions of the stock option agreement and the underlying plans, except to the extent our Board of Directors of Compensation Committee elects to extend one or more features of the 2003 Plan to the outstanding stock options that were granted pursuant to the 2000 Plan or the 2001 Plan.  Under the 2003 Plan, the option exercise price was equal to the fair market value of the Common Stock at the date of grant.  Stock options expire no later than 10 years from the grant date and generally vest within five years.

In May of 2004, our Board of Directors and shareholders approved the Auxilio, Inc. 2004 Stock Incentive Plan (the “2004 Plan”). The maximum number of shares of the Common Stock available for issuance under the 2004 Plan was 6,400,000 shares.  As of the date of shareholder approval, May 12, 2004, options to purchase 714,750 shares had been granted pursuant to the 2000 Plan, 2001 Plan and 2003 Plan.  Under the terms and conditions of the 2004 Plan, the option exercise price is equal to the fair market value of the Common Stock at the date of grant.  Options expire no later than 10 years from the grant date and generally vest within five years.

The Board of Directors of the Company approved the Auxilio, Inc. 2007 Stock Option Plan (as amended, the “2007 Plan”), and it became effective on May 16, 2007 upon receipt of shareholder approval.  On May 16, 2007, options to purchase 2,890,147 shares of Common Stock had been granted pursuant to the 2000 Plan, 2001 Plan, 2003 Plan and 2004 Plan.  Under the 2007 Plan, the Administrator could grant options to purchase 4,470,000 shares of Common Stock.  The options granted pursuant to the 2004 Plan continue to be governed by the terms and conditions of the 2004 Plan, except to the extent Administrator elects to extend one or more features of the 2007 Plan to the outstanding stock options granted pursuant to the 2004 Plan.  As of December 31, 2010, there were 704,749 shares available for issuance under awards granted.  Under the 2007 Plan, the option exercise price is equal to the fair market value of the Common Stock at the date of grant.  Options expire no later than 10 years from the grant date and generally vest within three years.

The Board of Directors, as the Administrator of the 2001 Plan, 2003 Plan and 2004 Plan, has reduced down the aggregate number of shares issuable under the respectively plans, such that, as of February 3, 2011,

-           27,667 shares of Common Stock are the maximum aggregate number of shares of Common Stock that may be issued pursuant to the 2001 Plan;

-           295,999 shares of Common Stock are the maximum aggregate number of shares of Common Stock that may be issued pursuant to the 2003 Plan; and

-           1,540,831 shares of Common Stock are the maximum aggregate number of shares of Common Stock that may be issued pursuant to the 2004 Plan.

As of the date of this Annual Report, the Company may grant options to purchase shares of Common Stock pursuant to and in accordance with the 2007 Plan.

In March 2009, the Board of Directors granted options to purchase 850,000 shares of Common Stock at $0.55 per share exercise price to certain management-level employees.  In accordance with the terms of the related stock option agreement, stock options vest upon on the achievement of certain of the Company’s financial goals in fiscal year 2010, or in the event of employee termination under certain employment agreements.  The termination of our former Chief Executive Officer in August 2009 resulted in the vesting of 250,000 shares, which resulted in a stock compensation charge of $85,576, and the termination of the former Chief Operating Officer in May 2010 resulted in the vesting of 75,000 shares with a stock compensation charge of $25,673.  As the financial goals for fiscal year 2010 were not achieved, the remaining outstanding stock options granted did not vest to the employees.

Additional information with respect to these Plans’ stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2009	4,385,186	$1.15
Granted in 2009	1,804,500	$0.65
Exercised in 2009	-	$-
Cancelled in 2009	(963,491)	$0.96
Outstanding at December 31, 2009	5,226,195	$1.02	7.24	$389,065
Granted in 2010	890,500	$1.06
Exercised in 2010	(27,500)	$.56		$12,176
Cancelled in 2010	(870,286)	$1.11
Outstanding at December 31, 2010	5,218,909	$1.01	6.87	$885,081

Options exercisable at December 31, 2010	3,353,075	$1.08	5.69	$533,330

The following table summarizes information about stock options outstanding and exercisable at December 31, 2010:

Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining in Contractual Life in Years	Outstanding Warrants Weighted Average Exercise Price	Number of Options Exercisable	Exercisable Options Weighted Average Exercise Price
$0.30 to $0.75	1,507,500	7.32	$0.57	904,667	$0.55
$0.75 to $0.90	1,099,331	5.40	$0.81	825,387	$0.82
$0.91 to $1.84	2,326,078	7.55	$1.25	1,349,188	$1.36
$1.85 to $2.00	245,000	4.43	$1.99	242,833	$1.99
$2.00 to $2.75	30,000	7.68	$2.15	20,000	$2.15
$3.00 to $6.75	11,000	1.47	$6.41	11,000	$6.41
$0.30 to $6.75	5,218,909	6.87	$1.01	3,353,075	$1.08

Unamortized compensation expense associated with unvested options approximates $729,297 as of December 31, 2010. The weighted average period over which these costs are expected to be recognized is approximately 1.9 years.

(7)           Income Taxes

For the years ended December 31, 2010 and 2009, the components of income tax expense are as follows:

	Year Ended December 31
	2010	2009
Current provision:
Federal	$8,489	$(7,235)
State	2,990	10,209
	11,479	2,974
Deferred benefit:
Federal	-	-
State	-	-
	-	-
Income tax expense	$11,479	$2,974

Income tax provision amounted to $11,479 and $2,974 for the years ended December 31, 2010 and 2009, respectively (an effective rate of (0.7)% for 2010 and (9.1)% for 2009).  A reconciliation of the provision for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

	Year Ended December 31
	2010	2009
Computed tax at federal statutory rate of 34%	$(532,888)	$(11,127)
State taxes, net of federal benefit	1,973	6,738
Non-deductible items	115,916	20,006
Other	4,910	129,728
Change in valuation allowance	421,568	(142,371)
	$11,479	$2,974

Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which is uncertain.  Accordingly, a valuation allowance, in an amount equal to the net deferred tax asset as of December 31, 2010 and 2009 has been established to reflect these uncertainties.  As of December 31, 2010 and 2009, the net deferred tax asset before valuation allowances is approximately $5,072,000 and $4,684,000, respectively, for federal income tax purposes, and $1,013,000 and $943,000, respectively for state income tax purposes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Year Ended December 31
	2010	2009
Deferred tax assets:
Accrued salaries/vacation	$150,600	$106,800
Depreciation	-	19,100
Accrued equipment pool	27,700	17,400
State taxes	1,000	7,800
Stock options	667,800	636,000
Net operating loss carryforwards	5,577,700	5,100,100
Total deferred tax assets	6,424,800	5,887,200

Deferred tax liabilities:
Depreciation	53,900	-
Amortization of intangibles	7,900	9,300
Other	278,200	250,900
Total deferred tax liabilities	340,000	260,200

Net deferred assets before valuation allowance	6,084,800	5,627,000
Valuation allowance	(6,084,800)	(5,627,000)
Net deferred tax assets	$-	$-

At December 31, 2010, the Company has available unused net operating loss carryforwards of approximately $13,922,000 for federal and $9,550,000 for state that may be applied against future taxable income and that, if unused, expire beginning in 2013 through 2028.

Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code under section 382.  The annual limitation may result in the expiration of net operating loss carryforwards before utilization.  On September 23, 2008, the State of California suspended the use of net operating loss carryforwards for 2008 and 2009, and on October 19, 2010, suspended the use of net operating loss carryforwards for 2010 and 2011.  As a result of this suspension, the Company will not be able to make use of net operating loss carryforwards for state income tax purposes for the indefinite future.  There can be no guarantee that the Company will ever be able to use these state net operating loss carryforwards in the future.

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

(8)           Retirement Plan

The Company sponsors a 401(k) plan (the “Plan”) for the benefit of employees who are at least 21 years of age.  The Company’s management determines, at its discretion, the annual and matching contribution.  The Company elected not to contribute to the Plan for the years ended December 31, 2010 and 2009.

(9)           Commitments

Leases

The Company leases its Mission Viejo, California facility under a noncancellable operating lease.  The lease expired in February 2010. The Company entered into a 66 month noncancellable operating lease effective March 2010 that expires in September 2015. The newly leased facility is also located in Mission Viejo, California. Rent expense for the years ended December 31, 2010 and 2009 totaled $169,954 and $164,254, respectively.  Future minimum lease payments under non-cancelable operating leases during subsequent years are as follows:

December 31,	Payments
2011	$122,150
2012	156,611
2013	160,705
2014	164,800
2015	125,903
Thereafter	-
Total	$730,169

Employment Agreements

On August 5, 2009, the Board of Directors appointed Mr. Joseph J. Flynn as President and Chief Executive Officer (“CEO”) effective August 31, 2009. Mr. Flynn has served as a member of the Board of Directors since 2003. He previously held the position of President and CEO for the Company from 2003 to 2006, having resigned to take a position as the Vice President of the Sport Group for the Nielsen Company. In connection with his appointment as President and CEO, the Company and Mr. Flynn entered into an Executive Employment Agreement, effective as of August 31, 2009 (the “Flynn Employment Agreement”).  The Flynn Employment Agreement provides that Mr. Flynn will be employed by the Company as President and CEO, for an initial term beginning on August 31, 2009 and ending on December 31, 2011, at an initial base salary of $250,000, up to $100,000 per year incentive compensation and options for 250,000 shares as more specifically set forth in the Flynn Employment Agreement.  Upon termination of Mr. Flynn’s employment by the Company other than for cause or by Mr. Flynn for good reason, the Company shall continue paying Mr. Flynn’s salary for six (6) months and accelerate the vesting of Company options and/or warrants issued to Mr. Flynn.

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

On June 10, 2009, the Company appointed Sasha Gala to the office of Chief Operating Officer (“COO”). As COO, Ms. Gala reported to the CEO and was responsible for developing and directing the management of the Company’s customer base and operations staff. Ms. Gala joined the Company in October of 2005 as Resident Director for California Pacific Medical Center (“CPMC”) in San Francisco and was promoted in 2008 to Senior Vice President of West Coast Operations for the Company. Ms. Gala was paid an annual base salary of $159,500. She also received commissions of $23,529 and bonus of $13,184. Effective January 1, 2010, the Company entered into a new employment agreement with Ms. Gala to the serve as Senior Vice President and COO.  The employment agreement had a term of two years, and provided for an annual base salary of $159,500.  Ms. Gala also received bonuses and commissions totaling $6,579. The Company could terminate Ms. Gala’s employment under this agreement without cause at any time on thirty days advance written notice, at which time Ms. Gala would receive severance pay for three months. On April 23, 2010, Ms. Gala resigned her position as COO of the Company effective April 30, 2010. The Company entered into a separation agreement with Ms. Gala on May 3, 2010. Under the terms of this agreement, Ms. Gala will be paid severance costs totaling approximately $135,000 in various installments through October 2011.  The Company recognized the total amount of the severance as a liability upon execution of the separation agreement.

(10)           Concentrations

Cash Concentrations

At times, cash balances held in financial institutions are in excess of federally insured limits. Management performs periodic evaluations of the relative credit standing of financial institutions and limits the amount of risk by selecting financial institutions with a strong credit standing.

Major Customers

For the year ended December 31, 2010, there were four customers that each generated at least 10% of the Company’s revenues and these four customers represented a total of 70% of revenues.  As of December 31, 2010, net accounts receivable due from these customers total approximately $843,000.

For the year ended December 31, 2009, there were three customers that each generated at least 10% of the Company’s revenues and these two customers represented a total of 63% of revenues.  As of December 31, 2009, net accounts receivable due from these customers total approximately $1,202,000.

(11)           Related Party Transactions

In August 2009, the Company entered in to a consulting agreement with John D. Pace, Chairman of our Board of Directors, to provide support to the Company in the capacity of Chief Strategy Officer. The agreement provides that the Company will pay Mr. Pace $6,000 per month as compensation for his services. The agreement expired on December 31, 2010 and was extended for an additional 12 months.  Total cash compensation to Mr. Pace for the years ended December 31, 2009 and 2010 was $30,000 and $72,000, respectively.

No.	Item
2.1
Agreement and Plan of Reorganization dated as of November 20, 2001, by and between the Company and e-Perception, Inc., incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K filed on January 24, 2002.

2.2
Agreement and Plan of Merger, dated April 1, 2004, by and between Auxilio, Inc., PPVW Acquisition Corporation, and Alan Mayo & Associates, Inc., incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on April 16, 2004.

3.1	Articles of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.1 to the Company’s Form 10-KSB filed on April 19, 2005.
3.2	Bylaws of the Company, incorporated by reference to Exhibit 2 to the Company’s Form 10-SB filed on October 1, 1999.
4.1
Subscription Agreement, dated January 9, 2002, by and among the Company and each of the stockholders of e-Perception, Inc., incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K filed on January 24, 2002.

4.2
Form of Subscription Agreement entered into between April 6, 2009 and April 15, 2009 with Michael Vanderhoof and Edward B. Case, incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on May 14, 2009..

10.1	The Company’s 2001 Stock Option Plan, incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 filed on March 3, 2011.*
10.1.1	Form of Stock Option Agreement under the Company’s 2001 Stock Option Plan, incorporated by reference to Exhibit 4.6 to the Company’s Form S-8 filed on March 3, 2011.*
10.2	The Company’s 2003 Stock Option Plan, incorporated by reference to Exhibit 4.2 to the Company’s Form S-8 filed on March 3, 2011.*
10.2.1	Form of Stock Option Agreement under the 2003 Stock Option Plan, incorporated by reference to Exhibit 4.7 to the Company’s Form S-8 filed on March 3, 2011.*
10.3	The Company’s 2004 Stock Option Plan, incorporated by reference to Exhibit 4.3 to the Company’s Form S-8 filed on March 3, 2011.*
10.3.1	Form of Stock Option Agreement under the Company’s 2004 Stock Option Plan, incorporated by reference to Exhibit 4.8 to the Company’s Form S-8 filed on March 3, 2011.*
10.4	2007 Stock Option Plan, incorporated by reference to Exhibit 4.4 to the Company’s Form S-8 filed on March 3, 2011.*
10.5	Amendment to 2007 Stock Option Plan, incorporated by reference to Exhibit 4.5 to the Company’s Form S-8 filed on March 3, 2011.*
10.5.1	Form of 2007 Stock Option Agreement, incorporated by reference to Exhibit 4.9 to the Company’s Form S-8 filed on March 3, 2011.*
10.6
Asset Purchase Agreement between Workstream USA, Inc., Workstream, Inc. and PeopleView, Inc. dated March 8,. 2004, incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on April 2, 2004.

10.7
Addendum dated as of May 27, 2004 to Asset Purchase Agreement dated March 17th, 2004 between Workstream Inc. Workstream USA, Inc. and PeopleView, Inc., incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K/A filed on August 3, 2004.

10.8	Loan and Security Agreement between Auxilio, Inc. and Cambria Investment Fund, L.P., incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 28, 2005.
10.9
Loan and Security Agreement, dated October 25, 2006, by and between Auxilio, Inc. and Cambria Investment Fund, L.P., incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 27, 2006.

10.10
Amended and Restated Loan and Security Agreement, effective as of July 1, 2007 and dated August 13, 2007, by and between the Company and Cambria Investment Fund, L.P., incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 4, 2007.

10.11
Executive Employment Agreement, dated November 13, 2007, by and between the Company and Paul T. Anthony, Chief Financial Officer and Corporate Secretary, incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 16, 2007.*

10.12
Amended and Restated Common Stock Purchase Warrant Agreement, dated March 19, 2009, by and between the Company and Etienne Weidemann, Chief Executive Officer, incorporated by reference to Exhibit 10.20 of the Company’s Form 10-K filed on March 27, 2009.

10.13
Amended and Restated Common Stock Purchase Warrant Agreement, dated March 19, 2009, by and between the Company and Joseph Flynn, former Chief Executive Officer, incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K filed on March 27, 2009.

10.14
Executive Employment Agreement, effective January 1, 2010, by and between the Company and Sasha Gala, Senior Vice President, Chief Operating Officer and Corporate Secretary, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K/A filed on January 12, 2010.*

10.15
Standard Office Lease Agreement, dated November 12, 2009, by and between the Company and Realty Associates Fund V L.P., incorporated by reference to Exhibit 10.15 to the Company’s Form 10-K filed on March 31, 2010.

10.16	Consulting Agreement, dated August 10, 2009, by and between John D. Pace and the Company, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 13, 2009.
10.17	Executive Employment Agreement, effective August 31, 2009, by and between the Company and Joseph Flynn, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 11, 2009.
10.18	Form of Agent Warrant to Purchase Shares of Common Stock incorporated, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 24, 2002.
14	Code of Ethics, incorporated by reference to Exhibit 14.1 to the Company’s Form 10-KSB filed on April 14, 2004.
16.1	Letter regarding change in certifying accountants, dated February 14, 2002, incorporated by reference to Exhibit 16 to the Company’s Form 8-K filed on February 15, 2002.
16.2	Letter regarding change in certifying accountants dated December 22, 2005, incorporated by reference to Exhibit 16.1 to the Company’s Form 8-K/A filed on January 24, 2006.
21.1	Subsidiaries.
23.1	Consent of Haskell & White LLP, Independent Registered Public Accounting Firm.
24	Power of Attorney (included on the Signature Page).
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of CEO and CFO pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

*           Each of these Exhibits constitutes a management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) with the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUXILIO, INC.

By:  /s/ Joseph J. Flynn
Joseph J. Flynn
Chief Executive Officer and
Principal Executive Officer

March 30, 2011

By:  /s/ Paul T. Anthony
Paul T. Anthony
Chief Financial Officer and
Principal Financial Officer

March 30, 2011

POWER OF ATTORNEY AND SIGNATURES

We, the undersigned directors and officers of Auxilio, Inc., do hereby constitute and appoint each of Joseph J. Flynn and Paul T. Anthony as our true and lawful attorneys-in-fact and agents with power of substitution, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorneys-in-fact and agents, or either of them, may deem necessary or advisable to enable said corporation to comply with the Securities and Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments (including post-effective amendments) hereto; and we do hereby ratify and confirm all that said attorney-in-fact and agent, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Joseph J. Flynn Joseph J. Flynn	Chief Executive Officer (Principal Executive Officer and Director)	March 30, 2011
/s/ Paul T. Anthony Paul T. Anthony	Chief Financial Officer (Principal Financial Officer and Accounting Officer)	March 30, 2011
/s/ Edward Case Edward Case	Director	March 30, 2011
/s/ Michael Joyce Michael Joyce	Director	March 30, 2011
/s/ John D. Pace John D. Pace	Director (Non-executive Chairman of the Board)	March 30, 2011
/s/ Max Poll Max Poll	Director	March 30, 2011
/s/ Mark St. Clare Mark St. Clare	Director	March 30, 2011
/s/ Michael Vanderhoof Michael Vanderhoof	Director	March 30, 2011

EXHIBIT INDEX

No.	Item
2.1
Agreement and Plan of Reorganization dated as of November 20, 2001, by and between the Company and e-Perception, Inc., incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K filed on January 24, 2002.

2.2
Agreement and Plan of Merger, dated April 1, 2004, by and between Auxilio, Inc., PPVW Acquisition Corporation, and Alan Mayo & Associates, Inc., incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on April 16, 2004.

3.1	Articles of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.1 to the Company’s Form 10-KSB filed on April 19, 2005.
3.2	Bylaws of the Company, incorporated by reference to Exhibit 2 to the Company’s Form 10-SB filed on October 1, 1999.
4.1
Subscription Agreement, dated January 9, 2002, by and among the Company and each of the stockholders of e-Perception, Inc., incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K filed on January 24, 2002.

4.2
Form of Subscription Agreement entered into between April 6, 2009 and April 15, 2009 with Michael Vanderhoof and Edward B. Case, incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on May 14, 2009..

10.1	The Company’s 2001 Stock Option Plan, incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 filed on March 3, 2011.*
10.1.1	Form of Stock Option Agreement under the Company’s 2001 Stock Option Plan, incorporated by reference to Exhibit 4.6 to the Company’s Form S-8 filed on March 3, 2011.*
10.2	The Company’s 2003 Stock Option Plan, incorporated by reference to Exhibit 4.2 to the Company’s Form S-8 filed on March 3, 2011.*
10.2.1	Form of Stock Option Agreement under the 2003 Stock Option Plan, incorporated by reference to Exhibit 4.7 to the Company’s Form S-8 filed on March 3, 2011.*
10.3	The Company’s 2004 Stock Option Plan, incorporated by reference to Exhibit 4.3 to the Company’s Form S-8 filed on March 3, 2011.*
10.3.1	Form of Stock Option Agreement under the Company’s 2004 Stock Option Plan, incorporated by reference to Exhibit 4.8 to the Company’s Form S-8 filed on March 3, 2011.*
10.4	2007 Stock Option Plan, incorporated by reference to Exhibit 4.4 to the Company’s Form S-8 filed on March 3, 2011.*
10.5	Amendment to 2007 Stock Option Plan, incorporated by reference to Exhibit 4.5 to the Company’s Form S-8 filed on March 3, 2011.*
10.5.1	Form of 2007 Stock Option Agreement, incorporated by reference to Exhibit 4.9 to the Company’s Form S-8 filed on March 3, 2011.*
10.6
Asset Purchase Agreement between Workstream USA, Inc., Workstream, Inc. and PeopleView, Inc. dated March 8,. 2004, incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on April 2, 2004.

10.7
Addendum dated as of May 27, 2004 to Asset Purchase Agreement dated March 17th, 2004 between Workstream Inc. Workstream USA, Inc. and PeopleView, Inc., incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K/A filed on August 3, 2004.

10.8	Loan and Security Agreement between Auxilio, Inc. and Cambria Investment Fund, L.P., incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 28, 2005.
10.9
Loan and Security Agreement, dated October 25, 2006, by and between Auxilio, Inc. and Cambria Investment Fund, L.P., incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 27, 2006.

10.10
Amended and Restated Loan and Security Agreement, effective as of July 1, 2007 and dated August 13, 2007, by and between the Company and Cambria Investment Fund, L.P., incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 4, 2007.

10.11
Executive Employment Agreement, dated November 13, 2007, by and between the Company and Paul T. Anthony, Chief Financial Officer and Corporate Secretary, incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 16, 2007.*

10.12
Amended and Restated Common Stock Purchase Warrant Agreement, dated March 19, 2009, by and between the Company and Etienne Weidemann, Chief Executive Officer, incorporated by reference to Exhibit 10.20 of the Company’s Form 10-K filed on March 27, 2009.

10.13
Amended and Restated Common Stock Purchase Warrant Agreement, dated March 19, 2009, by and between the Company and Joseph Flynn, former Chief Executive Officer, incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K filed on March 27, 2009.

10.14
Executive Employment Agreement, effective January 1, 2010, by and between the Company and Sasha Gala, Senior Vice President, Chief Operating Officer and Corporate Secretary, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K/A filed on January 12, 2010.*

10.15
Standard Office Lease Agreement, dated November 12, 2009, by and between the Company and Realty Associates Fund V L.P., incorporated by reference to Exhibit 10.15 to the Company’s Form 10-K filed on March 31, 2010.

10.16	Consulting Agreement, dated August 10, 2009, by and between John D. Pace and the Company, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 13, 2009.
10.17	Executive Employment Agreement, effective August 31, 2009, by and between the Company and Joseph Flynn, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 11, 2009.
10.18	Form of Agent Warrant to Purchase Shares of Common Stock incorporated, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 24, 2002.
14	Code of Ethics, incorporated by reference to Exhibit 14.1 to the Company’s Form 10-KSB filed on April 14, 2004.
16.1	Letter regarding change in certifying accountants, dated February 14, 2002, incorporated by reference to Exhibit 16 to the Company’s Form 8-K filed on February 15, 2002.
16.2	Letter regarding change in certifying accountants dated December 22, 2005, incorporated by reference to Exhibit 16.1 to the Company’s Form 8-K/A filed on January 24, 2006.
21.1	Subsidiaries.
23.1	Consent of Haskell & White LLP, Independent Registered Public Accounting Firm.
24	Power of Attorney (included on the Signature Page).
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of CEO and CFO pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

*           Each of these Exhibits constitutes a management contract, compensatory plan or arrangement.