Form 10-Q
period 2011-03-31
AUXILIO INC
filed 2011-05-16
CIK 1011432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 [X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑No ☐.

Indicated by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐No ☐.

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

Indicate by check mark whether the registrant is a shell company (as defined by Section 12b-2 of the Exchange Act). Yes ☐No ☑.

The number of shares of the issuer's common stock, $0.001 par value, outstanding as of May 12, 2011 was 19,336,651.

AUXILIO, INC.
FORM 10-Q

 PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31, 2011	DECEMBER 31, 2010
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$1,418,125	$2,249,907
Accounts receivable, net	1,358,684	1,160,251
Supplies	709,952	687,845
Prepaid and other current assets	199,041	331,483
Total current assets	3,685,802	4,429,486

Property and equipment, net	214,045	234,975
Deposits	28,013	28,013
Goodwill	1,517,017	1,517,017
Total assets	$5,444,877	$6,209,491

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$2,692,332	$2,538,828
Accrued compensation and benefits	643,570	772,532
Deferred revenue	243,109	255,802
Current portion of capital lease obligations	46,658	41,776
Total current liabilities	3,625,669	3,608,938

Capital lease obligations, noncurrent	76,521	79,524

Commitments and contingencies	-	-

Stockholders' equity:
Common stock, par value at $0.001, 33,333,333 shares authorized, 19,336,651 and 19,336,651 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	19,338	19,338
Additional paid-in capital	20,503,363	20,417,584
Accumulated deficit	(18,780,014)	(17,915,893)
Total stockholders' equity	1,742,687	2,521,029
Total liabilities and stockholders’ equity	$5,444,877	$6,209,491

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2011	2010
Revenues	$4,683,101	$3,698,621
Cost of revenues	4,339,212	2,655,830
Gross profit	343,889	1,042,791
Operating expenses:
Sales and marketing	358,140	320,409
General and administrative expenses	844,640	713,734
Total operating expenses	1,202,780	1,034,143
(Loss) income from operations	(858,891)	8,648
Other income (expense):
Interest expense	(3,236)	(456)
Interest income	406	14
Total other income (expense)	(2,830)	(442)
(Loss) income before provision for income taxes	(861,721)	8,206
Income tax expense	2,400	2,400
Net (loss) income	$(864,121)	$5,806

Net (loss) income per share:
Basic	$(0.04)	$0.00
Diluted	$(0.04)	$0.00

Number of weighted average shares:
Basic	19,336,651	19,049,081
Diluted	19,336,651	20,573,503

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 2011
(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2010	19,336,651	$19,338	$20,417,584	$(17,915,893)	$2,521,029
Stock compensation expense for options and warrants granted to employees and directors	-	-	85,779	-	85,779
Net loss	-	-	-	(864,121)	(864,121)
Balance at March 31, 2011	19,336,651	$19,338	$20,503,363	$(18,780,014)	$1,742,687

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net (loss) income	$(864,121)	$5,806
Adjustments to reconcile net (loss) income to net cash (used for)
provided by operating activities:
Depreciation	33,782	72,947
Stock compensation expense for warrants and options issued to employees and directors	85,779	49,366
Changes in operating assets and liabilities:
Accounts receivable	(198,433)	170,402
Supplies	(22,107)	(52,265)
Prepaid and other current assets	132,442	(37,733)
Accounts payable and accrued expenses	153,504	(20,243)
Accrued compensation and benefits	(128,962)	(64,291)
Deferred revenue	(12,693)	(28,608)
Net cash (used for) provided by operating activities	(820,809)	95,381
Cash flows from investing activities:
Purchases of property and equipment	-	(32,683)
Net cash (used for) investing activities	-	(32,683)
Cash flows from financing activities:
Payments on capital leases	(10,973)	(935)
Net proceeds from issuance of common stock	-	63,625
Net cash (used for) provided by financing activities	(10,973)	62,690
Net (decrease) increase in cash and cash equivalents	(831,782)	125,388
Cash and cash equivalents, beginning of period	2,249,907	1,781,586
Cash and cash equivalents, end of period	$1,418,125	$1,906,974

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Three Months Ended March 31,
	2011	2010
Supplemental disclosure of cash flow information:

Interest paid	$3,236	$456

Income taxes paid	$1,117	$-

Non-cash investing and financing activities:

Property and equipment acquired through capital leases	$12,852	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2011 AND 2009
(UNAUDITED)

1.           BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Auxilio, Inc. and its subsidiaries (“the Company”) have been prepared in accordance with generally accepted accounting principles of the United States of America (“GAAP”) for interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, these financial statements do not include all of the information and notes required by GAAP for complete financial statements.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission (SEC) on March 30, 2011.

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

For the three months ended March 31, 2011, the Company’s cash reserves combined with the cash generated from revenues was sufficient to cover its operating expenses. However, no assurances can be given that the Company can continue to generate sufficient revenues. The Company believes that the availability of funds from equity offerings, the growth of its customer base and cost containment efforts will enable the Company to generate positive operating cash flows and to continue its operations.

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

2.           RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2009, the FASB issued authoritative guidance (ASU 2009-13) regarding multiple-deliverable revenue arrangements that address how to separate deliverables and how to measure and allocate consideration to one or more units of accounting. Specifically, the guidance requires that consideration be allocated among multiple deliverables based on relative selling prices. The guidance establishes a selling price hierarchy of (1) vendor-specific objective evidence, (2) third-party evidence and (3) estimated selling price. This guidance is effective for annual periods beginning after June 15, 2010, but may be early adopted as of the beginning of an annual period. The Company adopted this guidance effective January 1, 2011. Adoption resulted in no significant effect on its consolidated financial position and results of operations.

From time to time, new accounting pronouncements are issued by the FASB that we adopt as of the specified effective date. Unless otherwise discussed in these financial statements and notes or in our financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2010, we believe the impact of any other recently issued standards that are not yet effective are either not applicable to us at this time or will not have a material impact on our consolidated financial statements upon adoption.

3.           OPTIONS AND WARRANTS

Below is a summary of Auxilio stock option and warrant activity during the three month period ended March 31, 2011:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2010	5,218,909	$1.01
Granted	130,000	0.87
Exercised	-	-
Cancelled	(345,007)	0.59
Outstanding at March 31, 2011	5,003,902	$1.04	6.63	$349,095
Exercisable at March 31, 2011	3,381,235	$1.07	5.48	$272,807

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2010	3,362,708	$1.36
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding at March 31, 2011	3,362,708	$1.36	2.32	$235,783
Exercisable at March 31, 2011	1,687,708	$1.23	2.32	$235,783

During the three months ended March 31, 2011, the Company granted a total of 130,000 options to its employees and directors to purchase shares of the Company’s common stock at an exercise price range of $0.71 to $1.01 per share. The exercise price equals the fair value of the Company’s stock on the grant date.  The options have graded vesting annually over three years starting January 2011.  The fair value of the options was determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.14 to 0.19%; (ii) estimated volatility of 80.92 to 80.56%; (iii) dividend yield of 0.0%; and (iv) expected life of the options of three years.

In November 2008 the Company entered into a five year joint marketing agreement with Sodexo Operations, LLC, (“Sodexo”) to provide Auxilio’s document services to Sodexo’s healthcare customer base in the United States.  Sodexo will invest in sales and marketing resources and assist the Company with marketing their document services to Sodexo’s US healthcare customer base of more than 1,600 hospitals.  Under the terms of the agreement the Company expects to provide Sodexo with warrants to purchase up to two million shares of the Company’s common stock at a price of $1.50 per share.  The first one hundred and fifty thousand warrants vested in June 2009. An additional 175,000 vested in July 2010 upon the signing of a new customer contract. The balance of the warrants will vest in increments of between 75,000 and 500,000 shares dependent on the size and number of the new customer contracts that the Company enters into as a direct result of this agreement. The expense associated with these performance based warrants will be recognized when they are earned.

For the three months ended March 31, 2011 and 2010, stock-based compensation expense recognized in the statement of operations as follows:

	2011	2010
Cost of revenues	$36,124	$23,105
Sales and marketing	4,891	(13,528)
General and administrative expenses	44,764	39,789
Total stock based compensation expense	$85,779	$49,366

4.           NET (LOSS) INCOME PER SHARE

Basic net (loss) income per share is calculated using the weighted average number of shares of the Company’s common stock issued and outstanding during a certain period, and is calculated by dividing net (loss) income by the weighted average number of shares of the Company’s common stock issued and outstanding during such period. Diluted net income per share is calculated using the weighted average number of common and potentially dilutive common shares outstanding during the period, using the as-if converted method for secured convertible notes, and the treasury stock method for options and warrants. Diluted net loss per share does not include potentially dilutive securities because such inclusion in the computation would be anti-dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended March 31,
	2011	2010
Numerator:
Net (loss) income	$(864,121)	$5,806

Denominator:
Denominator for basic calculation weighted average shares	19,336,651	19,049,081

Dilutive common stock equivalents:
Options and warrants	-	1,524,422

Denominator for diluted calculation weighted average shares	19,336,651	20,573,503

Net (loss) income per share:

Basic net (loss) income per share	$(0.04)	$0.00

Diluted net (loss) income per share	$(0.04)	$0.00

5.           ACCOUNTS RECEIVABLE

A summary as of March 31, 2011 is as follows:

Trade receivable	$1,554,320
Customer advances	(195,636)
Allowance for doubtful accounts	-
Total accounts receivable	$1,358,684

6.	EMPLOYMENT AGREEMENTS

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

The Compensation Committee set Mr. Flynn’s base salary at $261,250 for the fiscal year ending December 31, 2011.  Mr. Flynn may also earn up to $100,000 in annual bonus, with 33.33% payout for closing six new customer contracts before the end of 2011, 33.33% for hitting revenue targets and 33.33% payout for achieving gross margin targets. In addition, Mr. Flynn will participate in a bonus and option pool that will be allocated at the Board’s discretion based on the following.  For every new contract beyond six contracts in 2011, a pool of $25,000 and 25,000 options should be granted with a strike price for the options on the day they are earned, the date in which the contracts are signed and delivered.

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

On April 2, 2010, the Company entered into an employment agreement with Mr. Paul T. Anthony, CFO of the Company since 2004, to the serve as Executive Vice President (“EVP”) and CFO. As EVP and CFO, Mr. Anthony continues to report to the CEO and has duties and responsibilities assigned by the CEO. The employment agreement was effective January 1, 2010, has a term of two years, and provides for an annual base salary of $203,500.  The agreement will automatically renew for subsequent 12 month terms unless either party provides advance written notice to the other that such party does not wish to renew the agreement for a subsequent 12 months. Mr. Anthony also receives the customary employee benefits paid by the Company.  Mr. Anthony is also entitled to receive a bonus of up to $60,000 per year, the achievement of which is based on Company performance metrics. The Company may terminate Mr. Anthony’s employment under this agreement without cause at any time on thirty days advance written notice, at which time Mr. Anthony would receive severance pay for six months and be fully vested in all options and warrants granted to date.

The CEO set Mr. Anthony’s base salary at $212,658 for the fiscal year ending December 31, 2011.  Mr. Anthony may also earn up to $60,000 in annual bonus, with 33.33% payout for closing six new customer contracts before the end of 2011, 33.33% for hitting revenue targets and 33.33% payout for achieving gross margin targets. In addition, Mr. Anthony will participate in a bonus and option pool that will be allocated at the Board’s discretion based on the following.  For every new contract beyond six contracts in 2011, a pool of $25,000 and 25,000 options should be granted with a strike price for the options on the day they are earned, the date in which the contracts are signed and delivered.

7.           CONCENTRATIONS

Cash Concentrations

At times, cash balances held in financial institutions are in excess of federally insured limits. Management performs periodic evaluations of the relative credit standing of financial institutions and limits the amount of risk by selecting financial institutions with a strong credit standing.

Major Customers

The Company's two largest customers accounted for approximately 43% of the Company's revenues for the three months ended March 31, 2011.  Net accounts receivable for these customers totaled a balance of approximately $77,000 as of March 31, 2011. The Company's five largest customers accounted for approximately 83% of the Company's revenues for the three months ended March 31, 2010.

8.           SEGMENT REPORTING

The Company has adopted ASC 280, “Segment Reporting”. Since the Company operates in one business segment based on the Company’s integration and management strategies, segment disclosure has not been presented.

9.           GOODWILL

The Company performed an impairment test of goodwill as of December 31, 2010 determining that its estimated fair value based on its market capitalization was greater than the Company’s carrying amount including goodwill. The Company did not perform step 2 since the fair value was greater than the carrying amount.

Although the Company has experienced a net loss for the three months ended March 31, 2011, these losses were a direct result of operating expenses related to improved sales efforts that recently resulted in Auxilio closing six new recurring revenue contracts.  As a result Management did not feel it was necessary to perform an interim impairment test.

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q.  This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act, and is subject to the safe harbors created by those sections.  Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements.  These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict.  Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements.

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

Readers should carefully review the risk factors described below under the heading “Risk Factors”  and in other documents we file from time to time with the SEC, including our Form 10-K for the fiscal year ended December 31, 2010.  Our filings with the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those filings, pursuant to Sections 13(a) and 15(d) of the Exchange Act, are available free of charge at www.auxilioinc.com, when such reports are available at the SEC web site.

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

Auxilio now provides total outsourced document and image management services and related financial and business processes for major healthcare facilities. Our proprietary technologies and unique processes assist hospitals, health plans and health systems with strategic direction and services that reduce document image expenses, increase operational efficiencies and improve the productivity of their staff. Auxilio’s analysts, consultants and resident hospital teams work with senior hospital financial management and department heads to determine the best possible long term strategy for managing the millions of document images produced by their facilities on an annual basis. Auxilio’s document image management programs help our clients achieve measurable savings and a fully outsourced document image management process. Auxilio’s target market includes medium to large hospitals, health plans and healthcare systems.

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

We enter into arrangements that include multiple deliverables, which typically consist of the sale of equipment and a support services contract. We account for each element within an arrangement with multiple deliverables as separate units of accounting. Revenue is allocated to each unit of accounting under the guidance of ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements which provides criteria for separating consideration in multiple-deliverable arrangements by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable is based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor is required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price.

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

•	New customer implementation costs

We ordinarily incur additional costs to implement our services for new customers.  These costs are comprised primarily of additional labor and support.  These costs are expensed as incurred, and have a negative impact on our statements of operations and cash flows during the implementation phase.

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

•	Stock-based compensation

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

•	Income taxes

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

You should refer to our Annual Report on Form 10-K filed on March 30, 2011 for a discussion of our critical accounting policies.

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

Revenue

Revenue increased by $984,480 to $4,683,101 for the three months ended March 31, 2011, as compared to the same period in 2010.  The increase is a result of the addition of six new recurring revenue contracts between March 2010 and December 2010. Meanwhile we have maintained all our current customers, though we have negotiated lower rates for some of them. Equipment sales to date in 2011 were approximately $137,156 as compared to approximately $94,325 for the same period in 2010. We expect that equipment revenue will trend downward in the future as we focus on recurring service revenues.

Cost of Revenue

Cost of revenue consists of document imaging equipment, parts, supplies and salaries and expenses of field services personnel.  Cost of revenue was $4,339,212 for the three months ended March 31, 2011, as compared to $2,655,830 for the same period in 2010. The increase in the cost of revenue for the first quarter of 2011 is attributed primarily to the addition of six new recurring revenue contracts between March 2010 and December 2010. We incurred approximately $700,000 in additional staffing and approximately $70,000 in additional one-time travel related costs in connection with the implementation of new customers.  Service and supply costs increased by approximately $790,000 primarily as a result of our new customers, but partially offset by a reduction in our per unit supplies costs in 2011. We cannot be sure this trend of lower per unit supply costs will continue. Equipment costs, which includes equipment provided under the recurring service contracts and equipment sold, increased by approximately $110,000 in 2011, primarily as a result of the increase in new customers.

We expect higher cost of revenues at the start of our engagement with most new customers. In addition to the costs associated with implementing our services, we absorb our new customer’s legacy contracts with third-party vendors. As we implement our programs we strive to improve upon these legacy contracts thus reduce costs over the term of the contract. Given the varying expiration dates of these vendor contracts and the amount of savings being specific to each arrangement, we cannot predict our anticipated profit margins as these legacy contracts come up for renewal. We anticipate this trend to continue but anticipate overall increase in cost revenues sold as a result of the expansion of our customer base.

Sales and Marketing

Sales and marketing expenses include salaries, commissions and expenses for sales and marketing personnel, travel and entertainment, and other selling and marketing costs.  Sales and marketing expenses were $358,140 for the three months ended March 31, 2011, as compared to $320,409 for the same period in 2010.  Sales and marketing expenses for the first quarter of 2011 are higher due to a more aggressive sales and marketing effort to obtain new clients.

General and Administrative

General and administrative expenses include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses and other administrative costs. General and administrative expenses increased by $130,906 to $844,640 for the three months ended March 31, 2011, as compared to $713,734 for the three months ended March 31, 2010.  General and administrative expenses increased primarily as a result of increases in professional fees for investor relations efforts and legal and accounting support related to public company disclosures.

Other Income (Expense)

Interest expense for the three months ended March 31, 2011 was $3,236, compared to $456 for the same period in 2010. The increase is a result of financing more computer equipment.

Interest income is primarily derived from short-term interest-bearing securities and money market accounts.  Interest income for the three months ended March 31, 2011 was $406, as compared to $14 for the same period in 2010, solely due to a decrease in earnings rates of invested cash.

Income Tax Expense

Income tax expense for each of the three months ended March 31, 2011 and March 31, 2010, was $2,400, which represents the minimum tax liability due for required state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2011, our cash and cash equivalents were $1,418,125 and our working capital was $60,133.  Our principal cash requirements are for operating expenses, including equipment, supplies, employee costs, and capital expenditures and funding of the operations. Our primary sources of cash are service and equipment sale revenues, the exercise of options and warrants and the sale of common stock.

During the three months ended March 31, 2011, our cash used for operating activities amounted to $820,809, as compared to $95,381 provided by operating activities for the same period in 2010.  The difference in cash from operating activities was primarily due to the costs incurred to implement our new recurring revenue contracts.

We expect to close additional recurring revenue contracts to new customers throughout 2011. Since we expect higher cost of revenues at the start of our engagement with most new customers, we may seek additional financing, which may include debt and/or equity financing or funding through third party agreements. There can be no assurance that any additional financing will be available on acceptable terms, if at all. Any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants. Management believes that cash generated from debt and/or equity financing arrangements along with funds from operations will be sufficient to sustain our business operations over the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

Our off-balance sheet arrangements consist primarily of conventional operating leases, purchase commitments and other commitments arising in the normal course of business, as further discussed below under “Contractual Obligations and Commercial Commitments.” As of March 31, 2011, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

As of March 31, 2011, expected future cash payments related to contractual obligations and commercial commitments were as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital leases	$135,670	$56,805	$78,866	$-	$-
Operating leases	722,662	153,540	319,363	249,758	-
Total	$858,332	$210,345	$398,229	$249,758	$-

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item 3.

ITEM 4.                      CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures (as defined in Rules 13a-15€ and 15(d)-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II- OTHER INFORMATION

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

RISKS RELATED TO OUR BUSINESS

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

WE ARE DEPENDENT UPON OUR LARGEST CUSTOMERS.

The loss of any key customer could have a material adverse effect upon our financial condition, business, prospects and results of operation.  Our two largest customers represent approximately 43% of our revenues for the three months ended March 31, 2011.  The loss of these customers may contribute to our inability to operate as a going concern and may require us to obtain additional equity funding or debt financing to continue our operations.  We cannot be certain that we will be able to obtain such additional financing on commercially reasonable terms, or at all.

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

OUR STOCK PRICE MAY BE VOLATILE AND OUR COMMON STOCK COULD DECLINE IN VALUE, RESULTING IN LOSS TO OUR STOCKHOLDERS.

The market for our Common Stock is volatile, having ranged in the last twelve months from a low of $0.65 to a high of $1.25 on the OTCBB.   The market price for our Common Stock has been, and is likely to continue to be, volatile.  The following factors may cause significant fluctuations in the market price of shares of our Common Stock:

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

As of March 31, 2011, we had approximately 19,336,651 shares of our Common Stock outstanding.

If all warrants and options outstanding as of March 31, 2011 are exercised prior to their expiration, up to approximately 8.4 million additional shares of Common Stock could become freely tradable.  Such sales of substantial amounts of Common Stock in the public market could adversely affect the prevailing market price of our Common Stock and could also make it more difficult for us to raise funds through future offerings of Common Stock.

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

AUXILIO, INC.

Date: May 16, 2011	By:	/s/ Joseph J. Flynn
Joseph J. Flynn
Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2011	By:	/s/ Paul T. Anthony
Paul T. Anthony
Chief Financial Officer
(Principal Accounting Officer)