Form 10-Q
period 2011-06-30
AUXILIO INC
filed 2011-08-15
CIK 1011432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-Q
__________________

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 000-27507
__________________

AUXILIO, INC.
(Exact name of registrant as specified in its charter)
__________________

Nevada (State or other jurisdiction of incorporation or organization)	88-0350448 (I.R.S. Employer Identification No.)
26300 La Alameda, Suite 100 Mission Viejo, California 92691 (Address of principal executive offices, zip code)
(949) 614-0700 (Registrant’s telephone number, including area code) __________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicated by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐          Accelerated filer ☐         Non-accelerated filer ☐          Smaller reporting company     ☑

Indicate by check mark whether the registrant is a shell company (as defined by Section 12b-2 of the Exchange Act).  Yes ☐No ☑.

The number of shares of the issuer's common stock, $0.001 par value, outstanding as of August 15, 2011 was 19,403,318.

AUXILIO, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2011	DECEMBER 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,783,366	$2,249,907
Accounts receivable, net	1,012,171	1,160,251
Supplies	666,939	687,845
Prepaid and other current assets	177,006	331,483
Total current assets	3,639,482	4,429,486

Property and equipment, net	206,121	234,975
Deposits	28,013	28,013
Goodwill	1,517,017	1,517,017
	$5,390,633	$6,209,491

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,563,144	$2,538,828
Accrued compensation and benefits	734,176	772,532
Deferred revenue	252,324	255,802
Advances on convertible debt offering	375,000	-
Current portion of capital lease obligations	52,345	41,776
Total current liabilities	3,976,989	3,608,938

Capital lease obligations, noncurrent	74,071	79,524

Commitments and contingencies	-	-

Stockholders' equity:
Common stock, par value at $0.001, 33,333,333 shares authorized, 19,336,651 and 19,336,651 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	19,338	19,338
Additional paid-in capital	20,669,945	20,417,584
Accumulated deficit	(19,349,710)	(17,915,893)
Total stockholders' equity	1,339,573	2,521,029
Total liabilities and stockholders’ equity	$5,390,633	$6,209,491

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Revenues	$4,803,793	$3,587,851	$9,486,894	$7,286,473
Cost of revenues	4,019,128	2,797,753	8,358,340	5,453,583

Gross profit	784,665	790,098	1,128,554	1,832,890

Operating expenses:
Sales and marketing	467,265	316,858	825,406	637,267
General and administrative expenses	884,013	825,563	1,728,653	1,539,297

Total operating expenses	1,351,278	1,142,421	2,554,059	2,176,564

Loss from operations	(566,613)	(352,323)	(1,425,505)	(343,674)

Other income (expense):
Interest expense	(3,292)	(1,109)	(6,528)	(1,566)
Interest income	209	134	616	148

Total other income (expense)	(3,083)	(975)	(5,912)	(1,418)

Loss before provision for income taxes	(569,696)	(353,298)	(1,431,417)	(345,092)

Income tax expense	-	-	(2,400)	(2,400)

Net loss	$(569,696)	$(353,298)	$(1,433,817)	$(347,492)

Net loss per share:
Basic	$(.03)	$(.02)	$(.07)	$(.02)
Diluted	$(.03)	$(.02)	$(.07)	$(.02)

Number of weighted average shares:
Basic	19,336,651	19,237,365	19,336,651	19,143,743
Diluted	19,336,651	19,237,365	19,336,651	19,143,743

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 2011
(UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2010	19,336,651	$19,338	$20,417,584	$(17,915,893)	$2,521,029
Stock compensation expense for options and warrants granted to employees and directors	-	-	191,992	-	191,992
Restricted stock granted for marketing services	-	-	60,369	-	60,369
Net loss		-	-	(1,433,817)	(1,433,817)
Balance at June 30, 2011	19,336,651	$19,338	$20,669,945	$(19,349,710)	$1,339,573

AUXILIO, INC. AND SUBSIDIARIESCONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(1,433,817)	$(347,492)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation	67,071	150,520
Stock compensation expense for warrants and options issued to employees and consultants	191,992	130,716
Fair value of restricted stock granted for marketing services	60,369	-

Changes in operating assets and liabilities:
Accounts receivable	148,080	80,361
Supplies	20,906	7,870
Prepaid and other current assets	154,477	(135,127)
Deposits	-	15,779
Accounts payable and accrued expenses	24,316	267,883
Accrued compensation and benefits	(38,356)	105,445
Deferred revenue	(3,478)	(51,852)
Net cash (used for) provided by operating activities	(808,440)	224,103

Cash flows from investing activities:
Purchases of property and equipment	(10,185)	(54,312)
Net cash (used for) investing activities	(10,185)	(54,312)

Cash flows from financing activities:
Net proceeds from issuance of common stock	-	117,964
Proceeds from advances on convertible debt offering	375,000	-
Payments on capital leases	(22,916)	(3,499)
Net cash provided by financing activities	352,084	114,465

Net (decrease) increase in cash and cash equivalents	(466,541)	284,256
Cash and cash equivalents, beginning of period	2,249,907	1,781,586
Cash and cash equivalents, end of period	$1,783,366	$2,065,842

Supplemental disclosure of cash flow information:
Interest paid	$6,528	$1,552
Income taxes paid	$1,117	$-
Property and equipment acquired through capital leases	$38,217	$68,991

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

1.           BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Auxilio, Inc. and its subsidiaries (“the Company”) have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Accordingly, these financial statements do not include all of the information and notes required by GAAP for complete financial statements.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 30, 2011.

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

For the six months ended June 30, 2011, the Company’s cash reserves combined with the cash generated from revenues was sufficient to cover its operating expenses. However, no assurances can be given that the Company can continue to generate sufficient revenues. The Company believes that the availability of funds from equity offerings, the growth of its customer base and cost containment efforts will enable the Company to generate positive operating cash flows and to continue its operations.

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

2.           RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2009, the FASB issued authoritative guidance (ASU 2009-13) regarding multiple-deliverable revenue arrangements that address how to separate deliverables and how to measure and allocate consideration to one or more units of accounting. Specifically, the guidance requires that consideration be allocated among multiple deliverables based on relative selling prices. The guidance establishes a selling price hierarchy of (1) vendor-specific objective evidence, (2) third-party evidence and (3) estimated selling price. This guidance is effective for annual periods beginning after June 15, 2010.  The Company adopted this guidance effective January 1, 2011. Adoption resulted in no significant effect on its consolidated financial position and results of operations.

From time to time, new accounting pronouncements are issued by the FASB that we adopt as of the specified effective date. Unless otherwise discussed in these financial statements and notes or in the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2010, we believe the impact of any other recently issued standards that are not yet effective are either not applicable to us at this time or will not have a material impact on our consolidated financial statements upon adoption.

3.           OPTIONS AND WARRANTS

Below is a summary of Auxilio stock option and warrant activity during the six-month period ended June 30, 2011:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2010	5,218,909	$1.01
Granted	318,000	0.85
Exercised	-	-
Cancelled	(352,007)	0.60
Outstanding at June 30, 2011	5,184,902	$1.03	6.49	$218,155
Exercisable at June 30, 2011	3,522,902	$1.08	5.35	$178,348

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2010	3,362,708	$1.36
Granted	300,000	0.94
Exercised	-	-
Cancelled	(250,000)	0.55
Outstanding at June 30, 2011	3,412,708	$1.39	2.48	$125,650
Exercisable at June 30, 2011	1,437,708	$1.35	2.48	$125,650

During the six months ended June 30, 2011, the Company granted a total of 318,000 options to its employees and directors to purchase shares of the Company’s common stock at an exercise price range of $0.71 to $1.01 per share. The exercise price for these options equals the fair value of the Company’s stock on the grant date.  The options have graded vesting annually over three years starting in January 2011 through June 2011.  The fair value of the options was determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair value are as follows: (i) risk-free interest rate of 0.09% to 0.19%; (ii) estimated volatility of 80.95% to 81.95%; (iii) dividend yield of 0.0%; and (iv) expected life of the options of three years.

In November 2008, the Company entered into a five year joint marketing agreement with Sodexo Operations, LLC, (“Sodexo”) to provide Auxilio’s document services to Sodexo’s healthcare customer base in the United States.  Sodexo will invest in sales and marketing resources and assist the Company with marketing their document services to Sodexo’s US healthcare customer base of more than 1,600 hospitals.  Under the terms of the agreement the Company expects to provide Sodexo with warrants to purchase up to two million shares of the Company’s common stock at a price of $1.50 per share.  The first 150,000 warrants vested in June 2009. An additional 175,000 vested in July 2010 upon the signing of a new customer contract. The balance of the warrants will vest in increments of between 75,000 and 500,000 shares dependent on the size and number of the new customer contracts that the Company enters into as a direct result of this agreement. The expense associated with these performance based warrants will be recognized when they are earned.

For the three and six months ended June 30, 2011 and 2010, stock-based compensation expense recognized in the statement of operations as follows:

	Three Months Ended June 30,		Six months Ended June 30,
	2011	2010	2011	2010
Cost of revenues	$38,028	$29,457	$74,151	$52,562
Sales and marketing	4,969	9,553	9,861	(3,975)
General and administrative expense	63,217	42,338	107,980	82,129
Total stock based compensation expense	$106,214	$81,348	$191,992	$130,716

4.           RESTRICTED STOCK

On May 11, 2011 the Company amended the joint marketing agreement with Sodexo. Under the revised agreement, Sodexo will provide additional sales and marketing resources and will expand the marketing effort directed towards existing or potential Sodexo hospital clients. The term of the agreement is extended to December 31, 2014. Upon signing the amended agreement, the Company granted 200,000 shares of restricted stock to Sodexo. These shares vest as follows: 66,667 immediately, 66,667 on May 11, 2013 and 66,666 on May 11, 2014. The immediately vested shares resulted in a charge to marketing expense of $54,667. The cost of the remaining shares will be recognized over the vesting periods using the current market price of the stock at each periodic reporting date and considering any potential impairment. For the three months ended June 30, 2011, the cost recognized for these unvested shares totaled $5,702. Sodexo will be granted additional restricted stock for new sales resulting from these efforts.  In addition, Sodexo will receive a quarterly commission based on actual revenues derived from these new accounts over the life of the contract along with an annual marketing fee based on  total revenues received by the Company, excluding for certain existing accounts. Through June 30, 2011, no additional restricted stock has been granted.

5.           NET (LOSS) PER SHARE

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

The following table sets forth the computation of basic and diluted net (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator:
Net loss	$(569,696)	$(353,298)	$(1,433,817)	$(347,492)
Denominator:
Denominator for basic calculation weighted average shares	19,336,651	19,237,365	19,336,651	19,143,743
Dilutive common stock equivalents:
Options and warrants	-	-	-	-
Denominator for diluted calculation weighted average shares	19,336,651	19,237,365	19,336,651	19,143,743

Net loss per share:
Basic net loss per share	$(.03)	$(.02)	$(.07)	$(.02)
Diluted net loss per share	$(.03)	$(.02)	$(.07)	$(.02)

6.           ACCOUNTS RECEIVABLE

A summary as of June 30, 2011 is as follows:

Trade receivable	$1,254,483
Customer advances	(242,312)
Allowance for doubtful accounts	-
Total accounts receivable	$1,012,171

7.           ADVANCES ON CONVERTIBLE DEBT OFFERING

Through June 30, 2011, the Company had accepted $375,000 in advances on a convertible debt offering. The offering did not close until July 29, 2011. As of June 30, 2011 the Company has not recognized the cost of finder’s fees, the fair value of warrants, or any other related cost associated with the offering. These costs will be recorded effective with closing of the convertible debt offering on July 29, 2011 at which time interest charges will also begin to accrue.

8.           EMPLOYMENT AGREEMENTS

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

The Compensation Committee set Mr. Flynn’s base salary at $261,250 for the fiscal year ending December 31, 2011.  Mr. Flynn may also earn up to $100,000 in annual bonus, with 33.33% payout for closing six new customer contracts before the end of 2011, 33.33% for hitting revenue targets and 33.33% payout for achieving gross margin targets. In addition, Mr. Flynn will participate in a bonus and option pool that will be allocated at the Board’s discretion based on  obtaining new contracts specifically, for every new contract beyond six contracts in 2011, a pool of $25,000 and 25,000 options should be granted with a strike price for the options on the day they are earned, the date in which the contracts are signed and delivered.

On April 2, 2010, the Company entered into an employment agreement with Mr. Paul T. Anthony, CFO of the Company since 2004, to the serve as Executive Vice President (“EVP”) and CFO. As EVP and CFO, Mr. Anthony, the Company CFO since 2005 continues to report to the CEO and has duties and responsibilities assigned by the CEO. The employment agreement was effective January 1, 2010, has a term of two years, and provides for an annual base salary of $203,500.  The agreement will automatically renew for subsequent 12 month terms unless either party provides advance written notice to the other that such party does not wish to renew the agreement for a subsequent 12 months. Mr. Anthony also receives the customary employee benefits paid by the Company.  Mr. Anthony is also entitled to receive a bonus of up to $60,000 per year, the achievement of which is based on Company performance metrics. The Company may terminate Mr. Anthony’s employment under this agreement without cause at any time on thirty days advance written notice, at which time Mr. Anthony would receive severance pay for six months and be fully vested in all options and warrants granted to date.

The CEO set Mr. Anthony’s base salary at $212,658 for the fiscal year ending December 31, 2011.  Mr. Anthony may also earn up to $60,000 in annual bonus, with 33.33% payout for closing six new customer contracts before the end of 2011, 33.33% for hitting revenue targets and 33.33% payout for achieving gross margin targets. In addition, Mr. Anthony will participate in a bonus and option pool that will be allocated at the Board’s discretion based on obtaining new contracts specifically, for every new contract beyond six contracts in 2011, a pool of $25,000 and 25,000 options should be granted with a strike price for the options on the day they are earned, the date in which the contracts are signed and delivered.

9.           CONCENTRATIONS

Cash Concentrations

At times, cash balances held in financial institutions are in excess of federally insured limits. Management performs periodic evaluations of the relative credit standing of financial institutions and limits the amount of risk by selecting financial institutions with a strong credit standing.

Major Customers

The Company's two largest customers accounted for approximately 43% of the Company's revenues for the six months ended June 30, 2011.  Accounts receivable for these customers totaled approximately $75,000 as of June 30, 2011 which is 8% of the Company’s accounts receivable balance. The Company's five largest customers accounted for approximately 82% of the Company's revenues for the six months ended June 30, 2010.

10.           SEGMENT REPORTING

The Company has adopted ASC 280, “Segment Reporting”. Since the Company operates in one business segment based on the Company’s integration and management strategies, segment disclosure has not been presented.

11.           GOODWILL

The Company performed an impairment test of goodwill as of December 31, 2010, determining that its estimated fair value based on its market capitalization was greater than the Company’s carrying amount including goodwill. The Company did not perform step 2 because the fair value was greater than the carrying amount.

Although the Company has experienced a net loss for the six months ended June 30, 2011, these losses were a direct result of operating expenses related to improved sales efforts that recently resulted in Auxilio closing six new recurring revenue contracts.  As a result, management did not feel it was necessary to perform an interim impairment test.

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

Auxilio now provides total outsourced document managed services and related financial and business processes exclusively for major healthcare facilities. Our proprietary services and unique processes assist hospitals, and health systems with strategic direction and services that reduce print related expenses, increase operational efficiencies and improve the productivity of their staff. Auxilio’s analysts, consultants and resident hospital teams work with senior hospital financial management and IT department heads to determine the best possible long term strategy for managing the millions of documents produced by their facilities on an annual basis. Auxilio’s print management programs help our clients achieve measurable savings and a fully outsourced print management process. Auxilio’s target market includes medium to large hospitals and healthcare systems which include multiple hospitals.

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

We enter into arrangements that include multiple deliverables, which typically consist of the sale of equipment and a support services contract. We account for each element within an arrangement with multiple deliverables as separate units of accounting. Revenue is allocated to each unit of accounting under the guidance of ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements which provides criteria for separating consideration in multiple-deliverable arrangements by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable is based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor is required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU does not permit the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price.

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

The Company performs an impairment test of goodwill at least annually or on an interim basis if any triggering events occur that would merit another test. The impairment test compares the Company’s estimate of its fair value based on its market capitalization to the Company’s carrying amount including goodwill. To date, the Company has not had to perform step 2 of the impairment test because the fair value has exceeded the carrying amount.

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

You should refer to our Annual Report on Form 10-K filed on March 30, 2011 for a complete discussion of our critical accounting policies.

RESULTS OF OPERATIONS

For the Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

Revenue

Revenue increased by $1,215,942 to $4,803,793 for the three months ended June 30, 2011, as compared to the same period in 2010.  The increase is a result of the addition of six new recurring revenue contracts between March 2010 and December 2010. Meanwhile we have maintained all our current customers, though we have negotiated lower rates for some of them. Equipment sales for the three months ended June 30, 2011 were approximately $80,591 as compared to approximately $45,804 for the same period in 2010. We expect that equipment revenue will remain low in the future as we focus on recurring service revenues.

Cost of Revenue

Cost of revenue consists of print related equipment, parts, supplies and salaries and expenses of field services personnel.  Cost of revenue was $4,019,128 for the three months ended June 30, 2011, as compared to $2,797,753 for the same period in 2010. The increase in the cost of revenue for the first quarter of 2011 is attributed primarily to the addition of six new recurring revenue contracts between March 2010 and December 2010. During 2011 we incurred approximately $500,000 in additional staffing and approximately $50,000 in additional travel related costs in connection with the support and operation of new customers.  Service and supply costs increased by approximately $670,000 primarily as a result of our new customers, but partially offset by a reduction in our per unit supplies costs in 2011. We cannot be sure this trend of lower per unit supply costs will continue. Equipment costs, which includes equipment provided under the recurring service contracts and equipment sold, increased by approximately $90,000 in 2011, primarily as a result of the increase in new customers.

We expect higher cost of revenues at the start of our engagement with most new customers. In addition to the costs associated with implementing our services, we absorb our new customer’s legacy contracts with third-party vendors. As we implement our programs we strive to improve upon these legacy contracts thus reducing costs over the term of the contract. We anticipate this trend to continue but anticipate overall increase in cost of revenues sold as a result of the expansion of our customer base.

Sales and Marketing

Sales and marketing expenses include salaries, commissions and expenses for sales and marketing personnel, travel and entertainment, and other selling and marketing costs.  Sales and marketing expenses were $467,265 for the three months ended June 30, 2011, as compared to $316,858 for the same period in 2010. Included in sales and marketing costs for the three months ended June 30, 2011 is a charge of $60,369 in connection with restricted stock granted to Sodexo for marketing services under a joint marketing agreement. There is no similar charge in 2010. Aside from this cost, sales and marketing expenses for the second quarter of 2011 are higher due to a more aggressive sales and marketing effort to obtain new clients.

General and Administrative

General and administrative expenses include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses and other administrative costs. General and administrative expenses increased by $58,450 to $884,013 for the three months ended June 30, 2011, as compared to $825,563 for the same period in 2010.  Salary expense decreased approximately $60,000 in the second quarter of 2011 primarily due to severance costs charged in 2010. Offsetting this, legal and consulting fees increased approximately $120,000 in connection with the development of operational training tools, statutory filings, the drafting and adoption of the new stock incentive plan and investor relations.

Other Income (Expense)

Interest expense for the three months ended June 30, 2011 was $3,292, compared to $1,109 for the same period in 2010. The increase is a result of financing more computer equipment. Interest income is derived from short-term interest-bearing securities and money market accounts.  Interest income for the three months ended June 30, 2011 was $209, as compared to $134 for the same period in 2010, primarily due to nominal interest rates for invested cash.

Income Tax Expense

There was no income tax expense for the three months ended June 30, 2011 or 2010.

For the Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

Revenue

Revenue increased $2,200,421 to $9,486,894 for the six months ended June 30, 2011, as compared to the same period in 2010.  The increase is a result of the addition of six new recurring revenue contracts between March 2010 and December 2010. Meanwhile we have maintained all our current customers, though we have negotiated lower rates for some of them. Equipment sales for the six months ended June 30, 2011 were approximately $217,747 as compared to approximately $140,129 for the same period in 2010. We expect that equipment revenue will remain low in the future as we focus on recurring service revenues.

Cost of Revenue

Cost of revenue consists of print related equipment, parts, supplies and salaries and expenses of field services personnel.  Cost of revenue increased $2,904,757 to $8,358,340 for the six months ended June 30, 2011, as compared to $5,453,583 for the same period in 2010. The increase in the cost of revenue for 2011 is attributed primarily to the addition of six new recurring revenue contracts between March 2010 and December 2010. During 2011 we incurred approximately $1,070,000 in additional staffing and approximately $50,000 in additional travel related costs in connection with the support and operation of new customers.  Service and supply costs increased by approximately $1,450,000 primarily as a result of our new customers, but partially offset by a reduction in our per unit supplies costs in 2011. We cannot be sure this trend of lower per unit supply costs will continue. Equipment costs, which includes equipment provided under the recurring service contracts and equipment sold, increased by approximately $190,000 in 2011, primarily as a result of the increase in new customers.

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

Sales and Marketing

Sales and marketing expenses include salaries, commissions and expenses for sales and marketing personnel, travel and entertainment, and other selling and marketing costs.  Sales and marketing expenses were $825,406 for the six months ended June 30, 2011, as compared to $637,267 for the same period in 2010. Included in sales and marketing costs for the six months ended June 30, 2011 is a charge of $60,369 in connection with restricted stock granted to Sodexo for marketing services under a joint marketing agreement. There is no similar charge in 2010. Aside from this cost, sales and marketing expenses for the second quarter of 2011 are higher due to a more aggressive sales and marketing effort to obtain new clients.

General and Administrative

General and administrative expenses include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses and other administrative costs. General and administrative expenses increased by $189,356 to $1,728,653 for the six months ended June 30, 2011, as compared to $1,539,297 for the same period in 2010.  Salary increases in 2011 were offset by severance costs incurred in 2010. Legal fees increased approximately $100,000 in connection with statutory filings and drafting stock option plan and investor relations consulting fees increased by approximately $70,000.

Other Income (Expense)

Interest expense for the six months ended June 30, 2011 was $6,528, compared to $1,566 for the same period in 2010.  The increase is a result of financing more computer equipment. Interest income is primarily derived from short-term interest-bearing securities and money market accounts.  Interest income for the six months ended June 30, 2011 was $616, as compared to $148 for the same period in 2010, primarily due to nominal interest rates for invested cash.

Income Tax Expense

Income tax expense for the six months ended June 30, 2011 of $2,400 represents the minimum amount due for state filing purposes. Income tax expense for the six months ended June 30, 2010 of $2,400 also represents the minimum amount due for state filing purposes.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2011, our cash and cash equivalents were $1,783,366 and our negative working capital was $337,507.  Our principal cash requirements are for operating expenses, including equipment, supplies, employee costs, and capital expenditures and funding of the operations. Our primary sources of cash are service and equipment sale revenues, convertible debt offerings, exercising of warrants and the sale of common stock.

During the six months ended June 30, 2011, our cash used for operating activities amounted to $808,440, as compared to cash provided by operating activities of $224,103 for the same period in 2010. The difference in cash from operating activities was primarily due to the costs incurred to implement our new recurring revenue contracts, more aggressive sales and marketing effort to obtain new clients and legal and consulting fees in connection with the development of operational training tools, statutory filings, the drafting and adoption of the new stock incentive plan and investor relations.

We have and expect to continue to close additional recurring revenue contracts to new customers throughout 2011. Since we expect higher cost of revenues at the start of our engagement with most new customers, we may seek additional financing, which may include debt and/or equity financing or funding through third party agreements. In July 2011, we closed on a private offering of secured convertible notes and warrants with gross proceeds of $1,850,000. There can be no assurance that any additional financing will be available on acceptable terms, if at all. Any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants. Management believes that cash generated from debt and/or equity financing arrangements along with funds from operations will be sufficient to sustain our business operations over the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

Our off-balance sheet arrangements consist primarily of conventional operating leases, purchase commitments and other commitments arising in the normal course of business, as further discussed below under “Contractual Obligations and Commercial Commitments.” As of June 30, 2011, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

As of June 30, 2011, expected future cash payments related to contractual obligations and commercial commitments were as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital leases	$138,930	$62,967	$75,962	$-	$-
Operating leases	684,788	154,564	321,410	208,814	-
Total	$823,718	$217,531	$397,372	$208,814	$-

RECENT DEVELOPMENTS

On May 11, 2011 the Company amended the joint marketing agreement with Sodexo. Under the revised agreement, Sodexo will provide additional sales and marketing resources and will expand the marketing effort directed towards existing or potential Sodexo hospital clients. The term of the agreement is extended to December 31, 2014. Upon signing the amended agreement, the Company granted 200,000 shares of restricted stock to Sodexo. These shares vest as follows: 66,667 immediately, 66,667 on May 11, 2013 and 66,666 on May 11, 2014. Sodexo will be granted additional restricted stock for new sales resulting from these efforts.  In addition, Sodexo will receive a quarterly commission based on actual revenues derived from these new accounts over the life of the contract along with an annual marketing fee based on  total revenues received by the Company, excluding for certain existing accounts. Through June 30, 2011, no additional restricted stock has been granted.

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

WE ARE DEPENDENT UPON OUR LARGEST CUSTOMERS.

The loss of any key customer could have a material adverse effect upon our financial condition, business, prospects and results of operation.  Our two largest customers represent approximately 43% of our revenues for the six months ended June 30, 2011.  The loss of these customers may contribute to our inability to operate as a going concern and may require us to obtain additional equity funding or debt financing to continue our operations.  We cannot be certain that we will be able to obtain such additional financing on commercially reasonable terms, or at all.

WE MAY BE UNABLE TO RECRUIT AND RETAIN OUR SENIOR MANAGEMENT AND OTHER KEY PERSONNEL ON WHOM WE ARE DEPENDENT.

We are highly dependent upon senior management and key personnel, and we do not carry any insurance policies on such persons.  In particular, we are highly dependent upon Joseph J. Flynn, our Chief Executive Officer, and Paul T. Anthony, our Chief Financial Officer.  The loss of any member of our senior management, or our inability to attract, retain and motivate the additional highly-skilled employees and consultants that our business requires, could substantially hurt our business, prospects, financial condition and results of operations.  In addition, we rely on the ability of our management team to work together effectively.  If our management team fails to work together effectively, our business could be harmed.

THE MARKET MAY NOT ACCEPT OUR PRODUCTS AND SERVICES AND WE MAY NOT BE ABLE TO CONTINUE OUR BUSINESS OPERATIONS; OR, IF THE MARKET IS RECEPTIVE TO OUR PRODUCTS BUT NOT OUR SERVICES, OUR REVENUES AND PROFITABILITY WILL BE HARMED.

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

If we cannot obtain additional capital and continue or expand our business, we may be unable to effectively compete in our industry.

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

RISKS RELATED TO THE MARKET FOR OUR SECURITIES

BECAUSE THE PUBLIC MARKET FOR SHARES OF OUR COMMON STOCK IS LIMITED, SHAREHOLDERS MAY BE UNABLE TO RESELL THEIR SHARES OF COMMON STOCK.

Currently, there is only a limited public market for our Common Stock on the OTCBB and our shareholders may be unable to resell their shares of Common Stock.  Currently, the average daily trading volume of our Common Stock is not significant, and it may be more difficult for you to sell your shares in the future, if at all.

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

OUR STOCK PRICE MAY BE VOLATILE AND OUR COMMON STOCK COULD DECLINE IN VALUE, RESULTING IN LOSS TO OUR SHAREHOLDERS.

The market for our Common Stock is volatile, having ranged in the last twelve months from a low of $0.52 to a high of $1.25 on the OTCBB.   The market price for our Common Stock has been, and is likely to continue to be, volatile.  The following factors may cause significant fluctuations in the market price of shares of our Common Stock:

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

As of June 30, 2011, approximately 19,336,651 shares of our Common Stock were outstanding.

If all warrants and options outstanding as of June 30, 2011 are exercised prior to their expiration, up to approximately 8.6 million additional shares of Common Stock could become freely tradable.  Such sales of substantial amounts of Common Stock in the public market could adversely affect the prevailing market price of our Common Stock and could also make it more difficult for us to raise funds through future offerings of Common Stock.

FUTURE SALES OF RESTRICTED STOCK COULD ADVERSELY AFFECT THE PRICE OF OUR COMMON STOCK AND OUR ABILITY TO OBTAIN ADDITIONAL FINANCING.

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

ITEM 2.                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On May 11, 2011 the Company amended the joint marketing agreement with Sodexo. Under the revised agreement, Sodexo will provide additional sales and marketing resources and will expand the marketing effort directed towards existing or potential Sodexo hospital clients. The term of the agreement is extended to December 31, 2014. Upon signing the amended agreement, the Company granted 200,000 shares of restricted stock to Sodexo. These shares vest as follows: 66,667 immediately, 66,667 on May 11, 2013 and 66,666 on May 11, 2014. Sodexo will be granted additional restricted stock for new sales resulting from these efforts. Through June 30, 2011, no additional restricted stock has been granted.

ITEM 6.                      EXHIBITS.

No.	Item
10.1	Auxilio, Inc. Amendment to 2011 Stock Incentive Plan

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of the CEO and CFO pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350*.

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

AUXILIO, INC.

Date: August 15, 2011	By:	/s/ Joseph J. Flynn
Joseph J. Flynn
Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2011	By:	/s/ Paul T. Anthony
Paul T. Anthony
Chief Financial Officer
(Principal Accounting Officer)