Form 10-Q
period 2011-09-30
AUXILIO INC
filed 2011-11-14
CIK 1011432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-Q
__________________

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicated by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐   Accelerated filer  ☐   Non-accelerated filer ☐  Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Section 12b-2 of the Exchange Act).  Yes ☐No ☑.

The number of shares of the issuer’s common stock, $0.001 par value, outstanding as of November 14, 2011 was 19,449,783.

AUXILIO, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30, 2011	DECEMBER 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,054,989	$2,249,907
Accounts receivable, net	2,899,928	1,160,251
Supplies	726,652	687,845
Prepaid and other current assets	75,760	331,483
Total current assets	5,757,329	4,429,486

Property and equipment, net	185,020	234,975
Deposits	28,013	28,013
Loan acquisition costs	248,502	-
Goodwill	1,517,017	1,517,017
Total assets	$7,735,881	$6,209,491

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,328,985	$2,538,828
Accrued compensation and benefits	645,630	772,532
Deferred revenue	371,467	255,802
Current portion of capital lease obligations	53,709	41,776
Total current liabilities	4,399,791	3,608,938

Long-term liabilities:
Convertible notes payable, net of discount of $399,500	1,450,500	-
Derivative warrant liability	151,000	-
Derivative additional investment rights liability	243,000	-
Capital lease obligations, noncurrent	60,103	79,524
Total long-term liabilities	1,904,603	79,524

Commitments and contingencies

Stockholders’ equity:
Common stock, par value at $0.001, 33,333,333 shares authorized, 19,403,318 and 19,336,651 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	19,405	19,338
Additional paid-in capital	20,809,119	20,417,584
Accumulated deficit	(19,397,037)	(17,915,893)
Total stockholders’ equity	1,431,487	2,521,029
Total liabilities and stockholders’ equity	$7,735,881	$6,209,491

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Revenues	$6,674,003	$3,970,654	$16,160,897	$11,257,127
Cost of revenues	5,403,700	3,135,217	13,762,040	8,588,800

Gross profit	1,270,303	835,437	2,398,857	2,668,327

Operating expenses:
Sales and marketing	559,227	378,654	1,384,633	1,015,921
General and administrative expenses	722,468	633,744	2,451,121	2,173,041

Total operating expenses	1,281,695	1,012,398	3,835,754	3,188,962

Loss from operations	(11,392)	(176,961)	(1,436,897)	(520,635)

Other income (expense):
Interest expense	(65,930)	(2,384)	(72,458)	(3,949)
Interest income	995	456	1,611	604
Change in fair value of derivative liabilities	29,000	-	29,000	-

Total other income (expense)	(35,935)	(1,928)	(41,847)	(3,345)

Loss before provision for income taxes	(47,327)	(178,889)	(1,478,744)	(523,980)

Income tax expense	-	-	(2,400)	(2,400)

Net loss	$(47,327)	$(178,889)	$(1,481,144)	$(526,380)

Net loss per share:
Basic	$(.00)	$(.01)	$(.08)	$(.03)
Diluted	$(.00)	$(.01)	$(.08)	$(.03)

Number of weighted average shares:
Basic	19,395,259	19,278,595	19,356,187	19,189,188
Diluted	19,395,259	19,278,595	19,356,187	19,189,188

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2011
(UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2010	19,336,651	$19,338	$20,417,584	$(17,915,893)	$2,521,029
Stock compensation expense for options and warrants granted to employees and consultants	-	-	228,165	-	228,165
Restricted stock granted for marketing services	66,667	67	71,870	-	71,937
Warrants issued as loan acquisition costs related to convertible notes payable	-	-	91,500	-	91,500
Net loss		-	-	(1,481,144)	(1,481,144)
Balance at September 30, 2011	19,403,318	$19,405	$20,809,119	$(19,397,037)	$1,431,487

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(1,481,144)	$(526,380)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	97,229	216,514
Stock compensation expense for warrants and options issued to employees and consultants	228,165	210,633
Fair value of restricted stock granted for marketing services	71,937	90,161
Change in fair value of derivative liabilities	(29,000)	-
Interest expense related to accretion of debt discount costs	23,500	-
Interest expense related to amortization of loan acquisition costs	14,618	-

Changes in operating assets and liabilities:
Accounts receivable	(1,739,677)	(325,925)
Supplies	(38,807)	44,367
Prepaid and other current assets	255,723	(83,452)
Deposits	-	15,779
Accounts payable and accrued expenses	790,157	(33,497)
Accrued compensation and benefits	(126,902)	(78,928)
Deferred revenue	115,665	(68,874)
Net cash (used for) operating activities	(1,818,536)	(539,602)

Cash flows from investing activities:
Purchases of property and equipment	(19,242)	(88,240)
Net cash (used for) investing activities	(19,242)	(88,240)

Cash flows from financing activities:
Net proceeds from issuance of common stock	-	161,450
Proceeds from convertible notes payable	1,850,000	-
Acquisition fees paid for convertible notes payable	(171,620)	-
Payments on capital leases	(35,520)	(9,716)
Net cash provided by financing activities	1,642,860	151,734

Net decrease in cash and cash equivalents	(194,918)	(476,108)
Cash and cash equivalents, beginning of period	2,249,907	1,781,586
Cash and cash equivalents, end of period	$2,054,989	$1,305,478

Supplemental disclosure of cash flow information:
Interest paid	$9,653	$3,949
Income taxes paid	$1,117	$-
Property and equipment acquired through capital leases	$28,032	$75,253
Warrants issued as loan acquisition costs related to convertible notes payable	$91,500	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

1.           BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Auxilio, Inc. and its subsidiaries (“the Company”) have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Accordingly, these financial statements do not include all of the information and notes required by GAAP for complete financial statements.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the SEC on March 30, 2011.

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

The financial services industry and the U.S. economy as a whole have been experiencing a period of substantial turmoil and uncertainty characterized by unprecedented intervention by the United States federal government and the failure, bankruptcy, or sale of various financial and other institutions.  The impact of these events on our business and the severity of the current economic crisis is uncertain.  It is possible that the current crisis in the global credit markets, the financial services industry and the U.S. economy may adversely affect our business, vendors and prospects as well as our liquidity and financial condition.  As a result, no assurances can be given as to the Company’s ability to increase its customer base and generate positive cash flows.  Although the Company has been able to raise additional working capital through convertible note agreements and private placement offerings of its common stock, the Company may not be able to continue this practice in the future nor may the Company be able to obtain additional working capital through other debt or equity financings.  In the event that sufficient capital cannot be obtained, the Company may be forced to significantly reduce operating expenses to a point that would be detrimental to the Company’s business operations and business development activities.  These courses of action may be detrimental to the Company’s business prospects and result in material changes to its operations and financial position.  In the event that any future financing should take the form of the sale of equity securities, the current equity holders may experience dilution of their investments.

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

3.           OPTIONS AND WARRANTS

Below is a summary of Auxilio stock option and warrant activity during the nine-month period ended September 30, 2011:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2010	5,218,909	$1.01
Granted	558,500	0.88
Exercised	-	-
Cancelled	(360,507)	0.61
Outstanding at September 30, 2011	5,416,902	$1.02	6.40	$292,130
Exercisable at September 30, 2011	3,729,235	$1.07	5.27	$253,148

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2010	3,362,708	$1.36
Granted	869,800	1.40
Exercised	-	-
Cancelled	(250,000)	0.55
Outstanding at September 30, 2011	3,982,508	$1.40	2.96	$188,417
Exercisable at September 30, 2011	2,007,508	$1.39	2.96	$150,733

During the nine months ended September 30, 2011, the Company granted a total of 558,500 options to its employees and directors to purchase shares of the Company’s common stock at an exercise price range of $0.71 to $1.01 per share.  The exercise price for these options equals the fair value of the Company’s stock on the grant date.  The options have graded vesting annually over three years starting in January 2011 through September 2011.  The fair value of the options was determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair value are as follows:  (i) risk-free interest rate of 0.08% to 0.19%; (ii) estimated volatility of 80.95% to 85.78%; (iii) dividend yield of 0.0%; and (iv) expected life of the options of three years.

 On April 1, 2011, the Company granted 300,000 warrants to its CEO to purchase shares of the Company’s common stock at an exercise price of $0.94 per share, which exercise price equals the fair value of the Company’s stock on the grant date. The fair value of the warrants was determined using the Black-Scholes option-pricing model.  The warrants have graded vesting annually over three years.  The fair value of the warrants was determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair value are as follows:  (i) risk-free interest rate of 0.11%; (ii) estimated volatility of 81.36%; (iii) dividend yield of 0.0%; and (iv) expected life of the warrants of three years.

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

On July 29, 2011, the company closed on a private offering of secured convertible notes and warrants, wherein warrants for 370,000 shares of common stock were issued to the note holders and a warrant for 199,800 shares of common stock were issued to the placement broker.  Please see Notes 7 and 8 below for further information on these warrants.

For the three and nine months ended September 30, 2011 and 2010, stock-based compensation expense recognized in the statement of operations was as follows:

	Three Months Ended September 30,		Nine months Ended September 30,
	2011	2010	2011	2010
Cost of revenues	$(16,362)	$32,920	$57,789	$85,483
Sales and marketing	7,077	10,199	16,937	6,224
General and administrative expense	45,457	36,799	153,439	118,926
Total stock based compensation expense	$36,172	$79,918	$228,165	$210,633

4.           RESTRICTED STOCK

On May 11, 2011, the Company amended the joint marketing agreement with Sodexo.  Under the revised agreement, Sodexo will provide additional sales and marketing resources and will expand the marketing effort directed towards existing or potential Sodexo hospital clients.  The term of the agreement is extended to December 31, 2014.  Upon signing the amended agreement, the Company granted 200,000 shares of restricted stock to Sodexo.  These shares vest as follows:  66,667 immediately, 66,667 on May 11, 2013 and 66,666 on May 11, 2014.  The immediately vested shares resulted in a charge to marketing expense of $54,667.  The cost of the remaining shares will be recognized over the vesting periods using the current market price of the stock at each periodic reporting date.  For the nine months ended September 30, 2011, the cost recognized for these unvested shares totaled $17,270.  Sodexo will be granted additional restricted stock for new sales resulting from these efforts.  In addition, Sodexo will receive a quarterly commission based on actual revenues derived from these new accounts over the life of the contract along with an annual marketing fee based on  total revenues received by the Company, excluding for certain existing accounts.  Through September 30, 2011, no additional restricted stock has been granted.

5.           NET (LOSS) PER SHARE

Basic net loss per share is calculated using the weighted average number of shares of the Company’s common stock issued and outstanding during a certain period, and is calculated by dividing the net loss by the weighted average number of shares of the Company’s common stock issued and outstanding during such period.  Diluted net loss per share is calculated using the weighted average number of common and potentially dilutive common shares outstanding during the period, using the as-if converted method for secured convertible notes, and the treasury stock method for options and warrants.  Options, warrants and convertible notes were not included in the computation of diluted net loss per share because inclusion would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net (loss) per share:

	Three Months Ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Numerator:
Net loss	$(47,327)	$(178,889)	$(1,481,144)	$(526,380)
Denominator:
Denominator for basic calculation weighted average shares	19,395,259	19,278,595	19,336,651	19,189,188
Dilutive common stock equivalents:
Options and warrants	-	-	-	-
Denominator for diluted calculation weighted average shares	19,359,259	19,278,595	19,336,651	19,189,188

Net loss per share:
Basic net loss per share	$(.00)	$(.01)	$(.08)	$(.03)
Diluted net loss per share	$(.00)	$(.01)	$(.08)	$(.03)

6.           ACCOUNTS RECEIVABLE

A summary as of September 30, 2011 is as follows:

Trade receivable	$3,270,884
Customer advances	(370,956)
Allowance for doubtful accounts	-
Total accounts receivable	$2,899,928

7.           CONVERTIBLE NOTES PAYABLE

Effective July 29, 2011, the Company closed on a private offering of secured convertible notes and warrants (“Units”) for gross proceeds of $1,850,000.  Each of the Units consists of (i) a $5,000 secured convertible promissory note (each a “Note” and collectively “Notes”) and (ii) a warrant (each a “Warrant” and collectively “Warrants”) to purchase 1,000 shares of the Company’s common stock at $1.50 per share.  The Notes mature July 29, 2014 and are secured by the Company’s tangible and intangible assets.  The Notes accrue interest at a rate of eight percent (8%) per annum, compounded annually, and the interest on the outstanding balance of the Notes is payable no later than thirty (30) days following the close of each calendar quarter.  The Notes are convertible into 1,850,000 shares of Common Stock.  The Warrants expire April 29, 2016 and are exercisable to purchase up to 370,000 shares of common stock.  The Company additionally granted piggyback registration rights to the investors in this offering.  Several members of the Board of Directors of the Company, including John Pace, Michael Joyce, Mark St. Clare and Michael Vanderhoof participated in the offering.

The Company may call the Notes for prepayment (“Call Option”)  if (a) the Company’s common stock closes at or above $2.00 per share for 20 consecutive days; and (b) the Company’s common stock has had daily trading volume at or above 100,000 shares for the same 20 consecutive days.  Investors shall have 60 days from the date on which the Company calls the Notes to convert the Notes; thereafter any outstanding Notes may be prepaid by the Company.

At any time prior to the maturity date, the holders of the Notes may elect to convert all or part of the unpaid principal amount of the Notes and any unpaid interest accrued thereon, into shares of common stock.  The conversion price shall be $1.00 per share of Common Stock, subject to adjustment upon the occurrence of certain capital events.  If (a) there is any transaction, or a series of transactions, that results, directly or indirectly, in the transfer of 100% of the Company including, without limitation, any sale of stock, sale of assets, sale of membership interests, merger or consolidation, reorganization, recapitalization or restructuring, tender or exchange offer, negotiated purchase or leveraged buyout, and (b) the per share price of the Company’s common stock in such transaction equals or exceeds $1.00, then the Notes will be automatically converted into Company common stock.

The Note agreement provides the note holders with certain dilution protections.  If (a) by July 29, 2012, the Company completes an additional round of debt financing with new investors (“New Debt”) and (b) the New Debt contains more favorable interest rate, payment frequency, amortization, conversion price, warrant coverage and registration rights terms to the New Debt holders than the Notes, then the holder of Notes shall have the option to exchange the Notes for an equal principal amount of new notes with the same terms as the New Debt (the “Exchange Feature”).  The Exchange Feature does not provide for fixed terms for the associated Warrants or can allow for an adjustment to the conversion rate of the Notes.

The Company allocated the proceeds in connection with ASC Topic 470-25.  Due to the existence of the Exchange Feature, the warrants were determined to not be indexed to its own underlying stock and therefore did not qualify for equity classification. Therefore the proceeds allocated to the warrants were determined to be a derivate liability and measured at fair value.

The conversion rights and the Call Option held by the Company, or the “Additional Investment Rights”, are embedded derivatives of the host debt contract. The potential variability of the conversion rate and the terms of the Call Option, due to the existence of the Exchange Feature, also caused the Additional Investment Rights to not qualify for equity classification.  Under the accounting guidance for multiple embedded derivatives, the Company combined these rights into one embedded derivative and allocated proceeds from the offering to the bundled derivative. Accordingly, the bundled Additional Investment Rights are accounted for as a derivative liability to be measured at fair value.  The Company allocated $1,427,000 to the convertible notes payable, $166,000 to the derivative Warrant liability and $257,000 to the derivative Additional Investments Rights liability.  The debt discount of $423,000 will be amortized as interest expense over the term of the convertible notes payable.  The valuation methodologies for the fair values of the Derivative Warrant Liability and the Derivative Additional Investment Rights Liability are described in Note 8 below.

Interest charges associated with the convertible notes payable, including amortization of the discounts and loan acquisition costs totaled $62,784 through September 30, 2011.

The Company also agreed to pay Cambria Capital, LLC a placement fee of $149,850 in sales commissions, reimbursement for costs associated with the placement of the Units and issue a Warrant to purchase up to 199,800 shares of Common Stock exercisable at a price of $1.50 per share.  Cambria Capital, LLC is an affiliate of Michael Vanderhoof, a member of the Board of Directors of the Company.  The engagement of Cambria Capital, LLC, the payment of the placement fee and the issuance of the Warrant to Cambria Capital, LLC were approved by a majority of the disinterested members of the Board of Directors.  The Company additionally granted piggyback registration rights to Cambria Capital, LLC in this offering that are the same as those afforded to the investors in the offering.

8.           DERIVATIVE LIABILITIES

The Company’s derivative liability instruments have been measured at fair value using the Black-Scholes model. The Company evaluated the use of other valuation models and determined that given the fact pattern these methods were not anticipated to be materially different than the amounts calculated using the Black-Scholes model. This determination was based on management’s belief that the likelihood of another round of financing prior to the expiration of the Exchange Feature is remote, and another round of financing with terms more favorable to new investors is even more remote. If another round of financing were to occur, management believes that the Company’s need for an additional round of financing by July 2012 would most likely be driven by significant growth in the Company’s business. This growth would likely result in more favorable terms to the Company, thus rendering the instruments subject to the Exchange Feature with nominal value.  As a result, the Company believes that the Black-Scholes model was an appropriate method for valuing the warrants and additional investment rights subject to the Exchange Feature.

Derivative Warrant Liability

The Company has warrants outstanding with potentially variable terms that could allow for the reduction in the exercise price of the warrants in the event the Company, prior to July 29, 2012, completes an additional round of debt financing with new investors that calls for better economic terms.  The Company accounted for these warrants in accordance with FASB ASC Topic 815.

The Company recognizes all of its warrants subject to the Exchange Feature as a derivative liability in its consolidated balance sheet.  The derivative liability is revalued at each reporting period and changes in fair value are recognized currently in the consolidated statements of operations.  The initial recognition and subsequent changes in fair value of the derivative liability have no effect on the Company’s cash flows.

The revaluation of these warrants at the end of the reporting period resulted in the recognition of a $15,000 gain within the Company’s consolidated statements of operations for the three and nine months ended September 30, 2011, under the caption “Change in fair value of derivative liabilities”.  The fair value of these warrants at September 30, 2011 was $151,000, which is reported on the consolidated balance sheet under the caption “Derivative Warrant Liability”.

Fair Value Assumptions Used in Accounting for Derivative Warrant Liability

The Company has determined its derivative warrant liability to be a Level 3 fair value measurement.  The fair value as of July 29, 2011 and September 30, 2011 required the data inputs listed in the table below:

	July 29, 2011	September 30, 2011
Exercise price	$1.50	$1.50
Term (years)	4.75	4.75
Risk-free interest rate	1.35%	0.96%
Estimated volatility	82%	82%
Dividend rate	-0-	-0-
Stock price	$0.85	$0.80

Derivative Additional Investment Rights Liability

The Company has Additional Investment Rights outstanding with  terms that could allow for more beneficial consideration to the note holders in the event the Company, prior to July 29, 2012, completes an additional round of debt financing with new investors that calls for better economic terms.  The Company accounted for these Additional Investment Rights in accordance with FASB ASC Topic 815.

The Company recognizes all of its Additional Investment Rights subject to the Exchange Feature as derivative liabilities in its consolidated balance sheet.  The derivative liability is revalued at each reporting period and changes in fair value are recognized in the consolidated statements of operations.  The initial recognition and subsequent changes in fair value of the derivative Additional Investment Rights liability have no effect on the Company’s cash flows.

The revaluation of the Additional Investment Rights at each reporting period resulted in the recognition of a $14,000 gain within the Company’s consolidated statements of operations for the three and nine months ended September 30, 2011, under the caption “Change in fair value of derivative liabilities”.  The fair value of the Additional Investments Rights at September 30, 2011 was $243,000, which is reported on the consolidated balance sheet under the caption “Derivative Additional Investment Rights Liability”.

Fair Value Assumptions Used in Accounting for Derivative Additional Investment Rights Liability

The Company has determined its derivative additional investment rights liability to be a Level 3 fair value measurement.  The fair value as of July 29, 2011 and September 30, 2011 required the data inputs listed in the table below:

	July 29, 2011	September 30, 2011
Conversion price (range)	$1.00-$2.00	$1.00-$2.00
Term (years)	3.00	2.83
Risk-free interest rate	0.55%	0.42%
Estimated volatility	82%	82%
Dividend rate	-0-	-0-
Stock price	$0.85	$0.80

9.           EMPLOYMENT AGREEMENTS

On August 5, 2009, the Board of Directors appointed Mr. Joseph J. Flynn as President and Chief Executive Officer (“CEO”) effective August 31, 2009.  Mr. Flynn has served as a member of the Board of Directors since 2003.  He previously held the position of President and CEO for the Company from 2003 to 2006, having resigned to take a position as the Vice President of the Sport Group for the Nielsen Company.  In connection with his appointment as President and CEO, the Company and Mr. Flynn entered into an Executive Employment Agreement, effective as of August 31, 2009 (the “Flynn Employment Agreement”).  The Flynn Employment Agreement provides that Mr. Flynn will be employed by the Company as President and CEO, for an initial term beginning on August 31, 2009 and ending on December 31, 2011, at an initial base salary of $250,000, up to $100,000 per year incentive compensation and options for 250,000 shares as more specifically set forth in the Flynn Employment Agreement.  Upon termination of Mr. Flynn’s employment by the Company other than for cause or by Mr. Flynn for good reason, the Company shall continue paying Mr. Flynn’s salary for six months and accelerate the vesting of Company options and/or warrants issued to Mr. Flynn.

The Compensation Committee set Mr. Flynn’s base salary at $261,250 for the fiscal year ending December 31, 2011.  Mr. Flynn may also earn up to $100,000 in annual bonus, with 33.33% payout for closing six new customer contracts before the end of 2011, 33.33% for hitting revenue targets and 33.33% payout for achieving gross margin targets.  In addition, Mr. Flynn will participate in a bonus and option pool that will be allocated at the Board’s discretion based on obtaining new contracts.  Specifically, for every new contract beyond six contracts in 2011, a pool of $25,000 and 25,000 options would be granted with a strike price for the options on the day they are earned, the date in which the contracts are signed and delivered.

On April 2, 2010, the Company entered into an employment agreement with Mr. Paul T. Anthony, Chief Financial Officer (“CFO”) of the Company since 2004, to the serve as Executive Vice President (“EVP”) and CFO.  As EVP and CFO, Mr. Anthony, the Company CFO since 2005 continues to report to the CEO and has duties and responsibilities assigned by the CEO.  The employment agreement was effective January 1, 2010, has a term of two years, and provides for an annual base salary of $203,500.  The agreement will automatically renew for subsequent twelve month terms unless either party provides advance written notice to the other that such party does not wish to renew the agreement for a subsequent twelve months.  Mr. Anthony also receives the customary employee benefits paid by the Company.  Mr. Anthony is also entitled to receive a bonus of up to $60,000 per year, the achievement of which is based on Company performance metrics.  The Company may terminate Mr. Anthony’s employment under this agreement without cause at any time on thirty days advance written notice, at which time Mr. Anthony would receive severance pay for six months and be fully vested in all options and warrants granted to date.

The CEO set Mr. Anthony’s base salary at $212,658 for the fiscal year ending December 31, 2011.  Mr. Anthony may also earn up to $60,000 in annual bonus, with 33.33% payout for closing six new customer contracts before the end of 2011, 33.33% for hitting revenue targets and 33.33% payout for achieving gross margin targets.  In addition, Mr. Anthony will participate in a bonus and option pool that will be allocated at the Board’s discretion based on obtaining new contracts. Specifically, for every new contract beyond six contracts in 2011, a pool of $25,000 and 25,000 options would be granted with a strike price for the options on the day they are earned, the date in which the contracts are signed and delivered.

10.           CONCENTRATIONS

Cash Concentrations

At times, cash balances held in financial institutions are in excess of federally insured limits.  Management performs periodic evaluations of the relative credit standing of financial institutions and limits the amount of risk by selecting financial institutions with a strong credit standing.

Major Customers

The Company’s two largest customers accounted for approximately 40% of the Company’s revenues for the nine months ended September 30, 2011.  Accounts receivable for these customers totaled approximately $107,000 as of September 30, 2011 which is 4% of the Company’s accounts receivable balance.  The Company’s five largest customers accounted for approximately 83% of the Company’s revenues for the nine months ended September 30, 2010.

11.           SEGMENT REPORTING

The Company has adopted ASC 280, “Segment Reporting”.  Since the Company operates in one business segment based on the Company’s integration and management strategies, segment disclosure has not been presented.

12.           GOODWILL

The Company performed an impairment test of goodwill as of December 31, 2010, determining that its estimated fair value based on its market capitalization was greater than the Company’s carrying amount including goodwill.  The Company did not perform step 2 because the fair value was greater than the carrying amount.

Although the Company has experienced a net loss for the nine months ended September 30, 2011, these losses were a direct result of operating expenses related to improved sales efforts that recently resulted in Auxilio closing seven new recurring revenue contracts.  As a result, management did not feel it was necessary to perform an interim impairment test.

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

Where appropriate, references to “Auxilio,” the “Company,” “we,” “us” or “our” include Auxilio, Inc. and Auxilio Solutions, Inc.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities.  We evaluate these estimates on an on-going basis, including those estimates related to revenue recognition, customer programs and incentives, product returns, bad debts, inventories, investments, intangible assets, income taxes, contingencies and litigation.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  The results of these estimates form the basis for our judgments about the carrying values of assets and liabilities which are not readily apparent from other sources.  As a result, actual results may differ from these estimates under different assumptions or conditions.

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

Deferred revenue

We enter into arrangements that include multiple deliverables, which typically consist of the sale of equipment and a support services contract.  We account for each element within an arrangement with multiple deliverables as separate units of accounting.  Revenue is allocated to each unit of accounting under the guidance of FASB ASC Topic 605-25, Multiple-Deliverable Revenue Arrangements which provides criteria for separating consideration in multiple-deliverable arrangements by establishing a selling price hierarchy for determining the selling price of a deliverable.  The selling price used for each deliverable is based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available.  A vendor is required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis.  The updated guidance does not permit the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price.

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

Derivative Liabilities

The Company’s derivative warrants and additional investment rights liabilities are measured at fair value using the Black-Scholes valuation model which takes into account, as of the measurement date, factors including the current exercise price, the term of the instrument, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the term of the item. These derivative liabilities are revalued at each reporting period and changes in fair value are recognized currently in the consolidated statements of operations under the caption “Change in fair value of derivative liabilities.”

You should refer to our Annual Report on Form 10-K filed on March 30, 2011 for a complete discussion of our critical accounting policies.

RESULTS OF OPERATIONS

For the Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

Revenue

Revenue increased by $2,703,349 to $6,674,003 for the three months ended September 30, 2011, as compared to the same period in 2010.  The increase is a result of the addition of seven new recurring revenue contracts between October 2010 and July 2011.  Meanwhile we have maintained all our current customers, though we have negotiated lower rates for some of them.  Equipment sales for the three months ended September 30, 2011 were approximately $1,200,000 as compared to approximately $480,000 for the same period in 2010.  The increase is due primarily to an $800,000 equipment placement at one customer.

Cost of Revenue

Cost of revenue consists of print related equipment, parts, supplies and salaries and expenses of field services personnel.  Cost of revenue was $5,403,700 for the three months ended September 30, 2011, as compared to $3,135,217 for the same period in 2010.  The increase in the cost of revenue for the first quarter of 2011 is attributed primarily to the addition of seven new recurring revenue contracts between October 2010 and July 2011.  During 2011 we incurred approximately $500,000 in additional labor costs in connection with the support and operation of new customers.  Service and supply costs increased by approximately $900,000 primarily as a result of our new customers, but partially offset by a reduction in our per unit supplies costs in 2011.  We cannot be sure this trend of lower per unit supply costs will continue.  Equipment costs, which includes equipment provided under the recurring service contracts and equipment sold, increased by approximately $900,000 in 2011, primarily as a result of an equipment placement at one customer.

We expect higher cost of revenues at the start of our engagement with most new customers.  In addition to the costs associated with implementing our services, we absorb our new customer’s legacy contracts with third-party vendors.  As we implement our programs we strive to improve upon these legacy contracts thus reducing costs over the term of the contract.  Given that expiration dates of and the amount of savings are specific to each such vendor arrangement, we cannot predict our anticipated profit margins as these legacy contracts come up for renewal.  We anticipate this trend to continue but anticipate overall increase in cost of revenues sold as a result of the expansion of our customer base.

Sales and Marketing

Sales and marketing expenses include salaries, commissions and expenses for sales and marketing personnel, travel and entertainment, and other selling and marketing costs.  Sales and marketing expenses were $559,227 for the three months ended September 30, 2011, as compared to $378,654 for the same period in 2010.  The headcount of the sales team increased from four to eight employees thus increasing payroll by approximately $70,000.  Sales commissions increased by approximately $90,000 due to additional sales contracts signed in 2011.

General and Administrative

General and administrative expenses include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses and other administrative costs.  General and administrative expenses increased by $88,724 to $722,468 for the three months ended September 30, 2011, as compared to $633,744 for the same period in 2010.  Salary expense increased approximately $70,000 in the third quarter of 2011 primarily due to job transfers of two employees to administrative roles from operations and adding an accounting manager.

Other Income (Expense)

Interest expense for the three months ended September 30, 2011 was $65,930, compared to $2,384 for the same period in 2010.  The increase is a result of the convertible debt borrowing consummated in July 2011.  Interest income is derived from short-term interest-bearing securities and money market accounts.  Interest income for the three months ended September 30, 2011 was $995, as compared to $456 for the same period in 2010, primarily due to nominal interest rates for invested cash.  The change in fair value of derivative liabilities was a result of a convertible debt offering which first occurred in 2011, thus there was no similar activity in 2010.

Income Tax Expense

There was no income tax expense for the three months ended September 30, 2011 or 2010.

For the Nine months ended September 30, 2011 Compared to the Nine months ended September 30, 2010

Revenue

Revenue increased $4,903,770 to $16,160,897 for the nine months ended September 30, 2011, as compared to the same period in 2010.  The increase is a result of the addition of seven new recurring revenue contracts between October 2010 and July 2011.  Meanwhile we have maintained all our current customers, though we have negotiated lower rates for some of them.  Equipment sales for the nine months ended September 30, 2011 were approximately $1,400,000 as compared to approximately $600,000 for the same period in 2010.  The increase is due primarily to an $800,000 equipment placement at one customer.

Cost of Revenue

Cost of revenue consists of print related equipment, parts, supplies and salaries and expenses of field services personnel.  Cost of revenue increased $5,173,240 to $13,762,040 for the nine months ended September 30,

2011, as compared to $8,588,800 for the same period in 2010.  The increase in the cost of revenue for 2011 is attributed primarily to the addition of seven new recurring revenue contracts between October 2010 and July 2011.  During 2011 we incurred approximately $1,660,000 in additional staffing and approximately $110,000 in additional travel related costs in connection with the support and operation of new customers.  Service and supply costs increased by approximately $2,370,000 primarily as a result of our new customers, but partially offset by a reduction in our per unit supplies costs in 2011.  We cannot be sure this trend of lower per unit supply costs will continue.  Equipment costs, which includes equipment provided under the recurring service contracts and equipment sold, increased by approximately $1,050,000 in 2011, primarily as a result of an equipment placement at one customer.

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

Sales and Marketing

Sales and marketing expenses include salaries, commissions and expenses for sales and marketing personnel, travel and entertainment, and other selling and marketing costs.  Sales and marketing expenses were $1,384,633 for the nine months ended September 30, 2011, as compared to $1,015,921 for the same period in 2010.  Included in sales and marketing costs for the nine months ended September 30, 2011 is a charge of approximately $70,000 in connection with restricted stock granted to Sodexo for marketing services under a joint marketing agreement.  There is no similar charge in 2010.  The headcount of the sales team increased from four to eight employees during 2011 thus increasing payroll by approximately $130,000.  The increased sales effort also caused travel expenses to increase approximately $90,000 during 2011.  Sales commissions increased by approximately $70,000 due to additional sales contracts signed in 2011.

General and Administrative

General and administrative expenses include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses and other administrative costs.  General and administrative expenses increased by $278,080 to $2,451,121 for the nine months ended September 30, 2011, as compared to $2,173,041 for the same period in 2010.  Salary expense increased approximately $60,000 in 2011 primarily due to job transfers of two employees to administrative roles from operations and adding an accounting manager.  Legal fees in 2011 increased approximately $100,000 in connection with statutory filings and drafting our stock option plan.  Investor relations fees paid increased to $170,000 in 2011 from $50,000 in 2010.  Other consulting fees in 2011 include approximately $170,000 paid to prepare operational training manuals, while 2010 consulting fees included approximately $50,000 paid for an organizational assessment.  Depreciation expense decreased approximately $120,000 in 2011 as certain fixed assets became fully depreciated in the fourth quarter of 2010.

Other Income (Expense)

Interest expense for the nine months ended September 30, 2011 was $72,458, compared to $3,949 for the same period in 2010.  The increase is a result of the convertible debt borrowing consummated in July 2011.  Interest income is primarily derived from short-term interest-bearing securities and money market accounts.  Interest income for the nine months ended September 30, 2011 was $1,611, as compared to $604 for the same period in 2010, primarily due to nominal interest rates for invested cash.  The change in fair value of derivative liabilities was a result of a convertible debt offering which first occurred in 2011, thus there was no similar activity in 2010.

Income Tax Expense

Income tax expense for the nine months ended September 30, 2011 of $2,400 represents the minimum amount due for state filing purposes.  Income tax expense for the nine months ended September 30, 2010 of $2,400 also represents the minimum amount due for state filing purposes.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2011, our cash and cash equivalents were $2,054,989 and our working capital was $1,357,538.  Our principal cash requirements are for operating expenses, including equipment, supplies, employee costs, and capital expenditures and funding of the operations.  Our primary sources of cash are service and equipment sale revenues, convertible debt offerings, exercising of warrants and the sale of common stock.

During the nine months ended September 30, 2011, our cash used for operating activities amounted to $1,818,536, as compared to cash used for operating activities of $539,602 for the same period in 2010.  The difference in cash from operating activities was primarily due to the costs incurred to implement our new recurring revenue contracts, more aggressive sales and marketing effort to obtain new clients and legal and consulting fees in connection with the development of operational training tools, statutory filings, the drafting and adoption of the new stock incentive plan and investor relations.

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

OFF-BALANCE SHEET ARRANGEMENTS

Our off-balance sheet arrangements consist primarily of conventional operating leases, purchase commitments and other commitments arising in the normal course of business, as further discussed below under “Contractual Obligations and Commercial Commitments.” As of September 30, 2011, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

As of September 30, 2011, expected future cash payments related to contractual obligations and commercial commitments were as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Convertible notes	$2,294,000	$135,667	$2,158,333	$-	$-
Capital leases	123,187	62,967	60,220	-	-
Operating leases	646,915	155,587	323,458	167,870	-
Total	$3,064,102	$354,221	$2,542,011	$167,870	$-

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

PART II - OTHER INFORMATION

ITEM 1A.    RISK FACTORS.

Investing in our common stock involves a high degree of risk.  You should carefully consider the following risk factors, which have been updated from the disclosure provided under the caption "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2010, any updates to such risks described in our subsequently filed Quarterly Reports on Form 10-Q, as well as the other information contained in our Annual Report on Form 10-K for the year ended December 31, 2010, our Quarterly Reports on Form 10-Q, and our other filings with the SEC, before investing in our common stock. If any of the described risks actually occur, our business, financial condition, operating results and prospects could suffer. In any such case, the trading price of our common stock could decline, and you might lose all or part of your investment in our common stock. The risks described in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2010 are not the only risks we face. Additional risks that we face and uncertainties not presently known to us or that we currently deem immaterial may also impair our business, financial condition and operating results.

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

WE ARE DEPENDENT UPON OUR LARGEST CUSTOMERS.

The loss of any key customer could have a material adverse effect upon our financial condition, business, prospects and results of operation.  Our two largest customers represent approximately 40% of our revenues for the nine months ended September 30, 2011.  The loss of these customers may contribute to our inability to operate as a going concern and may require us to obtain additional equity funding or debt financing to continue our operations.  We cannot be certain that we will be able to obtain such additional financing on commercially reasonable terms, or at all.

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

As of September 30, 2011, approximately 19,403,318 shares of our Common Stock were outstanding.

If all warrants and options outstanding as of September 30, 2011 are exercised prior to their expiration, up to approximately 9.4 million additional shares of Common Stock could become freely tradable.  Such sales of substantial amounts of Common Stock in the public market could adversely affect the prevailing market price of our Common Stock and could also make it more difficult for us to raise funds through future offerings of Common Stock.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 6.    EXHIBITS.

No.	Item
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of the CEO and CFO pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
101**	Interactive Data File

* In accordance with Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities and Exchange Act of 1934 or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Securities Exchange Act of 1934.

** Pursuant to Rule 406T of Regulation S-T, this XBRL information will not be deemed “filed” for the purpose of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section, nor will it be deemed filed or made a part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, or otherwise subject to liability under those sections.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUXILIO, INC.

Date: November 14, 2011	By:	/s/ Joseph J. Flynn
Joseph J. Flynn
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2011	By:	/s/ Paul T. Anthony
Paul T. Anthony
Chief Financial Officer
(Principal Accounting Officer)