Form 10-K
period 2011-12-31
AUXILIO INC
filed 2012-04-10
CIK 1011432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐     No ☒

The aggregate market value of the registrant’s common stock, $0.001 par value per share (“Common Stock”), held by non-affiliates of the registrant on June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $13.0 million (based on the average bid price of the Common Stock on that date).  Shares of Common Stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting securities of the registrant were excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not a determination for other purposes.  The registrant has one class of securities, its Common Stock.

As of April 9, 2012, the registrant had 19,449,783 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.

Part III incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) for the 2012 Annual Meeting of Stockholders to be filed on or before April 11, 2012.

AUXILIO, INC.
ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

Cautionary Note Regarding Forward-Looking Statements

From time to time, we and our representatives may provide information, whether orally or in writing, including certain statements in this Annual Report on Form 10-K (this “Annual Report”), which are deemed to be “forward-looking” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that concern matters that involve risks and uncertainties which could cause actual results to differ materially from those projected in theforward-looking statements. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995 (the “Litigation Reform Act”) and are based on our beliefs as well as assumptions made by us using information currently available. All statements other than statements of historical fact contained in this Annual Report, including statements regarding future events, our future financial performance, our future business strategy and the plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements.  Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended or using other similar expressions. In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Annual Report, any exhibits to this Annual Report and other public statements we make.  Such factors are set forth in the “Business” section, the “Risk Factors” section, the “Legal Proceedings” section, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Annual Report, as well as in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations, except as required by applicable law.

PART I

ITEM 1.	BUSINESS.

Introduction

Auxilio, Inc. (including our subsidiaries, Auxilio Solutions, Inc. and e-Perception Technologies, Inc., are referred to collectively in this Annual Report, as “Auxilio,” “we,” “our” and “us”) is engaged in the business of providing fully outsourced print management services to the healthcare industry.  Auxilio was incorporated in Nevada on August 29, 1995, under the name Corporate Development Centers, Inc.  As a result of a series of transactions, we changed our name to “Auxilio, Inc.” in April 2004.  Our principal executive offices are located at 26300 La Alameda, Suite 100, Mission Viejo, California 92691.

For more information on Auxilio and our products and services, please see the section entitled “Principal Products or Services” below or visit our website at www.auxilioinc.com.  The inclusion of our internet address in this Annual Report does not include or incorporate by reference into this Annual Report any information on our website.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and other filings with the Securities and Exchange Commission (the “SEC”) are generally available through the SEC.

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

Approximately eighteen months after the completion of the tender offer, e-Perception changed its name to “PeopleView, Inc.” and traded on the Over-The-Counter Bulletin Board (the “OTCBB”) under the symbol “PPVW”  , and subsequently changed its name to Auxilio, Inc. From approximately January 1, 2003 through March 31, 2004, we developed, marketed and supported web based assessment and reporting tools and provided consulting services that enabled companies to manage their human capital management needs in real-time.

In March of 2004, we entered into an asset purchase and sale agreement with Workstream, Inc. (“Workstream”) whereby we sold to Workstream substantially all of our assets, including, among other things, our software products and related intellectual property, our accounts receivable, certain computer equipment, customer lists, and the “PeopleView, Inc.” name.  Pursuant to the asset purchase and sale agreement, as modified by an addendum, we received cash consideration in the amount of $250,000, 246,900 shares of Workstream’s common stock, and a warrant to purchase an additional 50,000 shares of Workstream’s common stock at an exercise price of $3.00 per share.

On April 1, 2004, we acquired Alan Mayo and Associates, Inc. dba The Mayo Group (“TMG”), a managed print company.  TMG provided outsourced print management services to healthcare facilities throughout California, which services we provide as the successor-in-interest to TMG.  After we acquired TMG, we changed our name to “Auxilio, Inc.” and changed the name of TMG’s former subsidiary to “Auxilio Solutions, Inc.”  Our Common Stock currently trades on the OTCBB under the symbol “AUXO.OB”.

Principal Products and Services

We are engaged in the business of providing fully-outsourced managed print services to the healthcare industry, working exclusively with hospitals throughout the United States. We are vendor independent and provides intelligent solutions, a risk free program and guaranteed savings. We assume all costs related to print business environments through customized streamlined and seamless integration of services at predictable fixed rates.

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

Customers

All of our customers are hospitals.  The loss of any key customer could have a material adverse effect upon our financial condition, business, prospects and results of operation.  During the year ended December 31, 2011, our two largest customers represented approximately 40% of our revenues.

Intellectual Property

We maintain a database that contains information related to our current and prospective customers’ image and document outputs for certain periods of time, image and document outputs for each piece of machinery maintained at the customer and trends for each of the foregoing.  Our database allows us to anticipate our customers’ future needs and to meet those needs.

We have not applied for or been granted any patents with respect to our technology, or processes, as such intellectual property related to document and image management or document and image processing.  We have trademarked certain process documents and related marketing documents.  The most valuable of which is the Image Management Maturity Model (IM3™), which allows us to detail processes and offer a service that is duplicable in distributed regions.

Employees

As of December 31, 2011, we had 112 full-time employees, including 93 employees engaged in providing services, 8 employees engaged in sales and marketing, and 11 employees engaged in general and administrative activities.  Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage.  We believe our employee relations are good.

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

The loss of any key customer could have a material adverse effect upon our financial condition, business, prospects and results of operation.  Our two largest customers represented approximately 40% of our revenues for the year ended December 31, 2011.  Although we anticipate that these customers will represent approximately 28% of revenue for 2012, the loss of any of these customers may contribute to our inability to operate as a going concern and may require us to obtain equity funding or debt financing to continue our operations.  We cannot be certain that we will be able to obtain such financing on commercially reasonable terms, or at all.

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

The price of our Common Stock may be volatile and could decline in value, resulting in loss to our stockholders.

The market for our Common Stock is volatile, having ranged in the last twelve months from a low of $0.52 to a high of $1.47 on the OTCBB.  The market price for our Common Stock has been, and is likely to continue to be, volatile.  The following factors may cause significant fluctuations in the market price of shares of our Common Stock:

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

As of December 31, 2011, we had approximately 19,449,783 shares of our Common Stock outstanding.

If all warrants and options outstanding as of December 31, 2011 are exercised prior to their expiration, up to approximately 9.3 million additional shares of Common Stock could become freely tradable. Additionally, we have granted approximately 333,824 Restricted Stock Units which will vest in the future over a period of 90 days to three years. Such sales of substantial amounts of Common Stock in the public market could adversely affect the prevailing market price of our Common Stock and could also make it more difficult for us to raise funds through future offerings of Common Stock. Additionally we have $1,850,000 in convertible debt which, if converted to stock, would further dilute the per share value.

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

Other Risks

It may be difficult for a third party to acquire us even if doing so would be beneficial to our stockholders.

Some provisions of our Articles of Incorporation, as amended, and Bylaws, as well as some provisions of Nevada or California law, may discourage, delay or prevent third parties from acquiring us, even if doing so would be beneficial to our stockholders.

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

The impact of any additional deterioration of the global credit markets, financial services industry and U.S. economy may continue to negatively affect our business and our ability to obtain capital, if needed.

A deterioration in the global credit markets, the financial services industry and the U.S. economy has resulted in a period of substantial turmoil and uncertainty characterized by unprecedented intervention by the United States federal government and the failure, bankruptcy, or sale of various financial and other institutions.  The impact of these events on our business and the severity of the current economic crisis is uncertain.  It is possible that the current crisis in the global credit markets, the financial services industry and the U.S. economy may adversely affect our business, vendors and prospects as well as our liquidity and financial condition.  As a result no assurances can be given as to our ability to increase our customer base and generate positive cash flows.  Although we were able to raise additional working capital through convertible note agreements and private placement offerings of our Common Stock, we may not be able to continue this practice in the future or we may not be able to obtain additional working capital through other debt or equity financings.  In the event that sufficient capital cannot be obtained, we may be forced to significantly reduce operating expenses to a point that would be detrimental to our business operations and business development activities.  These courses of action may be detrimental to our business prospects and result in material charges to our operations and financial position.  In the event that any future financing should take the form of the sale of equity securities, the current equity holders may experience dilution of their investments.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

We lease approximately 10,000 square feet of office space in one building located  at 26300 La Alameda, Suite 100, Mission Viejo, California  92691. The lease terminates in September of 2015. We expect that the current leased premises will be satisfactory until the future growth of our business operations necessitates an increase in office space.  There is an ample supply of office space in the Orange County, California area and we do not anticipate any problems in securing additional space if, and when, necessary.

ITEM 3.	LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings, nor has any material proceedings been terminated during the fiscal year ended December 31, 2011.

ITEM 4.	MINE SAFETY DISCLOSURES.

                Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our Common Stock is traded on the  OTCBB under the symbol “AUXO.OB”.  As such, the market for our Common Stock may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if it were listed on a national exchange.

The following table presents quarterly information on the high and low sales prices of our Common Stock for the fiscal year ending December 31, 2012 (through March 29, 2012), and the fiscal years ended December 31, 2011 and 2010, furnished by the OTCBB.

	High	Low
Fiscal Year Ended December 31, 2012
First Quarter	$1.47	$0.75

Fiscal Year Ended December 31, 2011
First Quarter	$1.01	$0.70
Second Quarter	$0.94	$0.52
Third Quarter	$0.99	$0.65
Fourth Quarter	$0.99	$0.70

Fiscal Year Ended December 31, 2010
First Quarter	$1.23	$0.76
Second Quarter	$1.20	$0.90
Third Quarter	$1.25	$0.95
Fourth Quarter	$1.25	$0.66

The high and low sales prices for our Common Stock on April 9, 2012, as quoted on the OTCBB, were $1.40 and $1.15, respectively.

Holders

On April 9, 2012, we had approximately 108 stockholders of record.

Dividends

We have never paid cash dividends on our Common Stock and do not anticipate paying such dividends in the foreseeable future.  The future payment of dividends, if any, will be determined by our Board of Directors (the “Board”) in light of conditions then existing, including our financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board.

Repurchases

During the fiscal year ended December 31, 2011, we did not repurchase any of our securities.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain information as of December 31, 2011with respect to our existing equity compensation plans under which our Common Stock are authorized for issuance.

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuances Under Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1):	5,367,053	$1.03	510,231
Equity compensation plans not approved by security holders (2):	3,982,508	$1.40	-
Restricted stock units (3)	333,823	-	-
Total	9,683,384		510,231

(1)
These plans consist of the 2000 Stock Option Plan, 2001 Stock Option Plan, the 2003 Stock Option Plan, the 2004 Stock Option Plan, the 2007 Stock Option Plan, as amended, and the 2011 Stock Incentive Plan.

(2)
From time to time and at the discretion of the Board, we may issue warrants and stock options to our key individuals or officers as performance based compensation.  We have also issued warrants to  Sodexo Operations, LLC, (“Sodexo”) in connection with a joint marketing agreement and  to Cambria Capital, LLC in consideration for financing arrangements.

(3)
The Board has authorized the issuance of restricted stock units to Sodexo in connection with a joint marketing agreement, and other restricted stock units in compensation for a sales commission to Maryville Technologies. These restricted stock units were not issued under the 2011 Stock Incentive Plan.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion presents information about our consolidated results of operations, financial condition, liquidity and capital resources and should be read in conjunction with our consolidated financial statements and the notes thereto beginning on page F-1 of this Annual Report.

Overview

We provide integration strategies and outsourced services for print management in healthcare facilities. We help hospitals and health systems reduce expenses and create manageable, dependable document image management programs by managing their back-office processes.  The process is initiated through a detailed proprietary managed print services assessment.  The assessment is a strategic, operational and financial analysis that is performed at the customer’s premises using a combination of proprietary processes and innovative web based technology for data collection and report generation.  After the assessment and upon engagement, we charge the customer on a per print basis.  This charge covers the entire print management process and fixes this price per print for the term of the contract and includes the placement of a highly trained resident team on-site to manage the entire process.  We are focused solely on the healthcare industry.

Application of Critical Accounting Policies

The SEC defines critical accounting policies as those that are, in management’s view, most important to the portrayal of our financial condition and results of operations and most demanding of our judgment. The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which were prepared in accordance with accounting principles generally accepted in the U.S., which is referred to as “GAAP”.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities.  On an on-going basis, we evaluate these estimates, including those related to stock-based compensation, customer programs and incentives, bad debts, supply inventories, intangible assets, income taxes, contingencies and litigation.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

We consider the following accounting policies to be those most important to the portrayal of our financial condition and those that require the most subjective judgment:

Revenue Recognition

Revenue consists primarily of fees charged to customers based on the volume of images printed from devices supported under a long-term contract.  Revenue also includes the sale of equipment.  With respect to revenue recognition for multiple deliverables, we have evaluated and determined that two separate units of accounting exist: recurring service revenue and equipment sale revenue.  Revenue is allocated to each unit of accounting using the relative selling price method, which allocates revenue to each unit of accounting based on the relative selling price for both the delivered and undelivered items.  We use a combination of third party evidence and historical experiences of our costs to deliver the services in order to determine the estimated amounts to allocate to each unit.  If billings for the sale of equipment exceed the amount of contract proceeds allocated to the equipment unit, revenue is deferred.

We recognize recurring service revenue over the period the service is performed and revenue from equipment sales at the time equipment is placed in service.  We recognize revenue when the following four basic criteria have been met:  (1) persuasive evidence that an arrangement exists, (2) delivery has occurred or services were rendered, (3) the fee is either fixed or determinable and (4) collectability is reasonably assured.  Amounts billed which do not meet such criteria are deferred until all four criteria have been met.

Stock-Based Compensation

Under the fair value recognition provisions of the authoritative guidance, stock-based compensation cost granted to employees is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service or performance period, which is the vesting period.  Stock options and warrants issued to consultants and other non-employees as compensation for services to be provided to us are accounted for based upon the fair value of the services provided or the estimated fair value of the option or warrant, whichever can be more clearly determined. We currently use the Black-Scholes option pricing model to determine the fair value of stock options.  The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables.  These variables include our expected stock price volatility over the term of the awards, the expected term of the award, the risk-free interest rate and any expected dividends. Compensation cost associated with grants of restricted stock units are also measured at fair value. We evaluate the assumptions used to value restricted stock units on a quarterly basis. When factors change, including the market price of the stock, share-based compensation expense may differ significantly from what has been recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned share-based compensation expense.

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

Impairment of Intangible Assets

We account for goodwill in accordance with FASB’s authoritative guidance which requires that goodwill and certain intangible assets are not amortized, but are subject to an annual impairment test.  We complete our goodwill impairment test on an annual basis, during the fourth quarter of our fiscal year, or more frequently, if changes in facts and circumstances indicate that impairment in the value of goodwill recorded on our balance sheet may exist.  For purposes of testing the impairment of goodwill, we have one reporting unit.  Our methodology for testing goodwill impairment consists of one, and possibly two steps.  In step one of the goodwill impairment test, we compare our carrying amount (including goodwill) of our entity-wide reporting unit and Auxilio’s fair value based on market capitalization.  Our market capitalization is based on the closing price of our Common Stock as quoted on the OTCBB multiplied by our outstanding shares of Common Stock.  At December 31, 2011, the fair value of Auxilio, based on our market capitalization, was approximately $14.8 million, exceeding our book value of approximately $0.4 million.  We do not anticipate any risk of failing step one of the impairment test.  The second step of the impairment test, which compares the implied fair value of the goodwill with the book value, was not required since we passed step one.

There was no impairment of goodwill as a result of the annual impairment tests completed during the fourth quarters of 2011 and 2010.  Excluding goodwill, we have no intangible assets deemed to have indefinite lives.

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

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management’s judgment in its application.  There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. Please see our audited financial statements and notes thereto which begin on page F-1 of this Annual Report on Form 10-K, which contain accounting policies and other disclosures required by GAAP and please refer to the disclosures in Note 1 of our financial statements for a summary of our significant accounting policies.

Results of Operations

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Net Revenue

Revenues consist of equipment sales and ongoing service and supplies.  Net revenue increased by $6,438,067 to $21,845,619 for the year ended December 31, 2011, as compared to the same period in 2010.  Service revenue in 2011totaled approximately $19,800,000 compared to approximately $14,700,000 in 2010.  The increase was primarily a result of the addition of seven new recurring revenue contracts between October 2010 and July 2011, partially offset by recent renewals of several customer service contracts in the last year, which contain programs to assist the customer in cost reduction. For certain accounts, we were able to reduce unit price and sales volume which has resulted in lower revenues from these existing customers.  We anticipate this trend to continue but anticipate overall revenue growth as a result of the expansion of our customer base.  Equipment revenue totaled approximately $2,050,000 in 2011 compared to approximately $750,000 in 2010, with approximately half of the 2011 revenue occurring from one customer.  We expect to decrease the percentage of revenue from equipment relative to total revenue as we continue our focus on recurring service revenue.

Cost of Revenue

Cost of revenue consists of document imaging equipment, parts, supplies and salaries expense for field services personnel.  Cost of revenue was $19,131,257 for the year ended December 31, 2011, as compared to $12,532,193 for the same period in 2010. The increase in the cost of revenue for 2011 is attributed primarily to the addition of seven new recurring revenue contracts between October 2010 and July 2011 and an increase in our operational support costs to prepare for the growth that we experienced from 2010 and extending in to 2012 with the recent signing of Catholic Healthcare East in December of 2011.  During 2011 we incurred approximately $1,970,000 in additional staffing. Service and supply costs increased by approximately $2,890,000 primarily as a result of our new customers, but partially offset by a reduction in our per unit supplies costs in 2011.  We cannot be sure this trend of lower per unit supply costs will continue.  Equipment costs, which includes equipment provided under the recurring service contracts and equipment sold, increased by approximately $1,810,000 in 2011, of which approximately $620,000 was for equipment placed at a major customer at no sales margin and of which approximately $680,000 was the result of a single equipment placement with another customer.

We expect higher cost of revenues at the start of our engagement with most new customers.  In addition to the costs associated with implementing our services, we absorb our new customer’s legacy contracts with third-party vendors.  As we implement our programs, we strive to improve upon these legacy contracts thus reduce costs over the term of the contract.  We anticipate this trend to continue but anticipate an overall increase in the cost of revenues as a result of the expansion of our customer base.

Sales and Marketing

Sales and marketing expenses include salaries, commissions and expenses of sales and marketing personnel, travel and entertainment, and other selling and marketing costs. Sales and marketing expenses were $1,830,538 for the year ended December 31, 2011, as compared to $1,566,137 for the same period in 2010. We increased our sales staff by two in 2011 primarily resulting in increased salaries of approximately $210,000. Travel costs increased by approximately $110,000 to support a larger number of assessments. We paid sales commissions totaling approximately $130,000 in 2011 compared to $210,000 in 2010.  Also included in sales and marketing costs for 2011 is a charge of $81,703 in connection with restricted stock units granted to Sodexo for marketing services under a joint marketing agreement.  There is a similar charge for warrants issued to Sodexo in 2010 of $90,161 as payment for the signing of a new customer contract under the joint marketing agreement.

General and Administrative

General and administrative expenses, which include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses, and other administrative costs, increased by $498,669 to $3,360,513 for the year ended December 31, 2011.  Salary expense increased approximately $170,000 in 2011 primarily due to job transfers of two employees to administrative roles from operations and the addition of an accounting manager.  Legal fees in 2011 increased approximately $110,000 in connection with registering the underlying shares of options and warrants for our common stock and drafting of the 2011 Stock Incentive Plan. Fees paid for investor relations increased to $190,000 in 2011 from $50,000 in 2010 due to an increased focus in this area.  Other consulting fees in 2011 include approximately $200,000 paid to prepare operational training manuals, while 2010 consulting fees included approximately $50,000 paid for an organizational assessment.  Depreciation expense decreased by approximately $120,000 in 2011 as certain fixed assets became fully depreciated in the fourth quarter of 2010.

Other Income (Expense)

Interest expense for the year ended December 31, 2011 was $171,945, compared to $6,918 for the same period in 2010. The increase was a result of the convertible debt borrowing consummated in July 2011.  Interest income is primarily derived from short-term interest-bearing securities and money market accounts.  Interest income for the year ended December 31, 2011 was $2,487, as compared to $1,301 for the same period in 2010, primarily due to increases in nominal interest rates for invested cash.  The change in fair value of derivative liabilities was a result of a convertible debt offering which first occurred in  2011.

Income Tax Expense

Income tax expense for the year ended December 31, 2011 was $7,495 and $11,479 for the year ended December 31, 2010.The decrease in 2011 was due primarily to 2010 charges for state income taxes in an apportioned state that disallows consolidated tax return filings.

Liquidity and Capital Resources

At December 31, 2011, our cash and cash equivalents were $1,832,115 and our working capital was $370,638.  Our principal cash requirements were for operating expenses, including equipment, supplies, employee costs, and capital expenditures and funding of the operations.  Our primary sources of cash were from service and equipment sale revenues, the exercise of options and warrants and the sale of Common Stock in compliance with applicable federal and state securities laws.

During the year ended December 31, 2011, cash used for operating activities was $2,023,052 as compared to cash provided by operating activities of $414,466 for the same period in 2010.  The difference in cash from operating activities was primarily due to the costs incurred to implement our new recurring revenue contracts, more aggressive sales and marketing efforts to obtain new clients and legal and consulting fees in connection with the development of operational training tools, statutory filings, the drafting and adoption of the new stock incentive plan and investor relations.

We expect to continue to establish recurring revenue contracts to new customers throughout 2012.  Since we expect higher cost of revenues at the start of our engagement with most new customers, we may seek additional financing, which may include debt and/or equity financing or funding through third party agreements.  In July of 2011, we closed on a private offering of secured convertible notes and warrants with gross proceeds of $1,850,000.  In addition, we recently entered into an asset based line of credit agreement with a financial institution. This facility provides for borrowings up to $2,000,000 not to exceed 80% of eligible receivables. We may seek additional financing, however there can be no assurance that additional financing will be available on acceptable terms, if at all. Any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants. Management believes that cash generated from debt and/or equity financing arrangements along with funds from operations will be sufficient to sustain our business operations over the next twelve months.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist primarily of conventional operating leases and purchase and other commitments arising in the normal course of business, as further discussed below under the section “Contractual Obligations, Contingent Liabilities and Commitments.”  As of December 31, 2011, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Related Party Transactions

On August 10, 2009, we entered into a consulting agreement with John D. Pace, Chairman of the Board, to provide support to us in the capacity of Chief Strategy Officer. The agreement provides that we will pay Mr. Pace $6,000 per month as compensation for his services. The agreement expired on December 31, 2010 and was extended for an additional 12 months along with an increase to $6,500 per month.  During the fiscal years ended December 31, 2010 and 2011, we paid Mr. Pace $72,000 and $78,000, respectively.

In July 2011, we agreed to pay Cambria Capital, LLC a placement fee of $149,850 in sales commissions, reimburse for costs associated with the placement of the Units and to issue a warrant to purchase up to 199,800 shares of Common Stock exercisable at a price of $1.50 per share. Cambria Capital, LLC is an affiliate of Michael Vanderhoof, a member of the Board. The engagement of Cambria Capital, LLC, the payment of the placement fee and the issuance of the warrant to Cambria Capital, LLC were approved by a majority of the disinterested members of the Board. We additionally granted piggyback registration rights to Cambria Capital, LLC in this offering that are the same as those afforded to the investors in the offering.

Contractual Obligations, Contingent Liabilities and Commitments

As of December 31, 2011, expected future cash payments related to contractual obligations, contingent liabilities, and commitments were as follows:

	Payments Due by Period
	Total	Within 1 year	Year 2-3	Year 4-5	More than 5 years
Convertible notes payable	$2,269,333	$148,000	$2,121,333	$-	$-
Capital leases	141,166	73,271	66,958	937	-
Operating leases	608,019	156,611	325,505	125,903	-
Total	$3,018,518	$377,882	$2,513,796	$126,840	$-

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this item are included in Part IV, Item 15 of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” as of the end of the period covered by this Annual Report, pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of the end of the period covered by this Annual Report, were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Management conducted an assessment of the effectiveness, as of December 31, 2011, of our internal control over financial reporting, based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on their assessment under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to final rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information with respect to our executive officers and directors appearing in our Definitive Proxy Statement to be filed with the SEC in connection with the 2012 Annual Meeting of Stockholders (“Proxy Statement”), is hereby incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

The information with respect to compensation of our executive officers appearing in our Proxy Statement to be filed with the SEC is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information with respect to the security ownership of certain beneficial owners and management appearing in our Proxy Statement is hereby incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information with respect to certain relationships and related transactions with management appearing in our Proxy Statement is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information with respect to the principal accounting fees and services appearing in the Proxy Statement is hereby incorporated by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)

     (1)           Financial Statements

The following consolidated financial statements, and related notes thereto of our independent auditor are filed as part of this Annual Report:

     (2)           Financial Statement Schedules

All other financial statement schedules were omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

     (3)           Exhibits

The exhibits listed on the accompanying index to exhibits immediately following the financial statements are filed as part of, or hereby incorporated by reference into, this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Auxilio, Inc.

We have audited the accompanying consolidated balance sheets of Auxilio, Inc. (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2011.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. We are not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Auxilio, Inc. as of December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ HASKELL & WHITE LLP

Irvine, California
April 10, 2012

AUXILIO, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$1,832,115	$2,249,907
Accounts receivable, net	2,032,738	1,160,251
Prepaid and other current assets	74,977	331,483
Supplies	651,874	687,845
Total current assets	4,591,704	4,429,486

Property and equipment, net	191,810	234,975
Deposits	28,013	28,013
Loan acquisition costs	226,576	-
Goodwill	1,517,017	1,517,017
Total assets	$6,555,120	$6,209,491

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$2,757,670	$2,538,828
Accrued compensation and benefits	1,031,748	772,532
Deferred revenue	381,767	255,802
Current portion of capital lease obligations	49,881	41,776
Total current liabilities	4,221,066	3,608,938

Long-term liabilities:
Convertible notes payable, net of discount of $364,250 at December 31, 2011	1,485,750	-
Derivative warrant liability	126,000	-
Derivative additional investment rights liability	235,000	-
Capital lease obligations less current portion	80,735	79,524
Total long-term liabilities	1,927,485	79,524

Commitments and contingencies	-	-

Stockholders’ equity:
Common stock, par value at $0.001, 33,333,333 shares authorized, 19,449,783 shares issued and outstanding at December 31, 2011 and 19,336,651 shares issued and outstanding at December 31, 2010	19,451	19,338
Additional paid-in capital	20,894,653	20,417,584
Accumulated deficit	(20,507,535)	(17,915,893)
Total stockholders’ equity	406,569	2,521,029
Total liabilities and stockholders’ equity	$6,555,120	$6,209,491

The accompanying notes are an integral part of these consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010
Net revenues	$21,845,619	$15,407,552
Cost of revenues	19,131,257	12,532,193
Gross profit	2,714,362	2,875,359
Operating expenses:
Sales and marketing	1,830,538	1,566,137
General and administrative expenses	3,360,513	2,861,844
Total operating expenses	5,191,051	4,427,981
Loss from operations	(2,476,689)	(1,552,622)
Other income (expense):
Interest expense	(171,945)	(6,918)
Interest income	2,487	1,301
Change in fair value of derivative liabilities	62,000	-
Total other income (expense)	(107,458)	(5,617)

Loss before provision for income taxes	(2,584,147)	(1,558,239)
Income tax expense	7,495	11,479
Net loss	$(2,591,642)	$(1,569,718)

Net loss per share:
Basic	$(0.13)	$(0.08)
Diluted	$(0.13)	$(0.08)

Number of weighted average shares outstanding:
Basic	19,376,214	19,226,357
Diluted	19,376,214	19,226,357

The accompanying notes are an integral part of these consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2011AND 2010

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at January 1, 2010	19,040,401	$19,042	$19,803,021	$(16,346,175)	$3,475,888
Common stock issued	296,250	296	161,154	-	161,450
Stock compensation expense for options and warrants granted to employees and consultants	-	-	363,248	-	363,248
Fair value of warrants issued for marketing services	-	-	90,161	-	90,161
Net loss	-	-	-	(1,569,718)	(1,569,718)
Balance at December 31, 2010	19,336,651	19,338	20,417,584	(17,915,893)	2,521,029
Common stock issued in a cashless exercise of options	46,465	46	(46)	-	-
Stock compensation expense for options and warrants granted to employees and consultants	-	-	303,979	-	303,979
Restricted stock granted for marketing services	66,667	67	81,636	-	81,703
Warrants issued as loan acquisition costs related to convertible notes payable	-	-	91,500	-	91,500
Net loss	-	-	-	(2,591,642)	(2,591,642)
Balance at December 31, 2011	19,449,783	$19,451	$20,894,653	$(20,507,535)	$406,569

The accompanying notes are an integral part of these consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010
Cash flows provided by operating activities:
Net loss	$(2,591,642)	$(1,569,718)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	125,601	250,252
Stock compensation expense for options and warrants granted to employees and consultants	303,979	363,248
Fair value of restricted stock granted for marketing services	81,703	-
Fair value of warrants issued for marketing services	-	90,161
Change in fair value of derivative liabilities	(62,000)	-
Interest expense related to accretion of debt discount costs	58,750	-
Interest expense related to amortization of loan acquisition costs	36,544	-
Changes in operating assets and liabilities:
Accounts receivable	(872,487)	237,347
Prepaid and other current assets	256,506	(238,237)
Supplies	35,971	(150,675)
Deposits	-	15,779
Accounts payable and accrued expenses	218,842	1,291,948
Accrued compensation and benefits	259,216	217,830
Deferred revenue	125,965	(93,469)
Net cash provided by (used for) operating activities	(2,023,052)	414,466
Cash flows (used for) investing activities:
Purchases of property and equipment	(24,669)	(88,240)
Net cash (used for) investing activities	(24,669)	(88,240)
Cash flows provided by financing activities:
Net proceeds from issuance of Common Stock	-	161,450
Proceeds from convertible notes payable	1,850,000	-
Acquisition fees paid for convertible notes payable	(171,620)	-
Payments on capital leases	(48,451)	(19,355)
Net cash provided by financing activities	1,629,929	142,095
Net increase (decrease) in cash and cash equivalents	(417,792)	468,321
Cash and cash equivalents, beginning of year	2,249,907	1,781,586
Cash and cash equivalents, end of year	$1,832,115	$2,249,907

The accompanying notes are an integral part of these consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year Ended December 31,
	2011	2010
Supplemental disclosure of cash flow information:
Interest paid	$39,630	$6,918
Income tax paid	$2,517	$19

Non-cash investing and financing activities:
Property and equipment acquired through capital leases	$57,767	$119,283
Warrants issued as loan acquisition costs related to convertible notes payable	$91,500	$-

The accompanying notes are an integral part of these consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(1)           Basis of Presentation and Summary of Significant Accounting Policies

Business Activity

Our origins date back to January of 2002, when our predecessor, e-Perception, a Human Resources software concern, completed a tender offer with CDC.  CDC’s common stock traded on the OTCBB. In connection with the tender offer, the stockholders of e-Perception received one share of CDC for each four shares of e-Perception common stock they owned prior to the tender offer.  As a result, e-Perception became a wholly owned subsidiary of CDC.  CDC subsequently changed its name to e-Perception, Inc. Approximately eighteen months later e-Perception changed its name to PeopleView, which subsequently changed its name to Auxilio. The stock now trades under the symbol AUXO.OB.

In March 2004, PeopleView entered into an asset purchase and sale agreement with Workstream (NASDQ:WSTM) whereby we sold to Workstream essentially all of its assets, including its software products and related intellectual property, its accounts receivable, certain computer equipment, customer lists, and the PeopleView name, among other things.  Pursuant to an addendum to the original agreement, the final consideration we received was cash equal to $250,000, 246,900 shares of Workstream common stock, and a warrant to purchase an additional 50,000 shares at an exercise price of $3.00 per share.  The business operations of PeopleView were discontinued as of March 2004.

On April 1, 2004, PPVW, a wholly owned subsidiary of PeopleView, completed the acquisition of Alan Mayo and Associates, Inc. dba The Mayo Group (and referred to herein as “TMG”).  TMG offered outsourced Image Management services to healthcare facilities throughout California, and this acquisition forms the basis for Auxilio’s current operations.  Subsequent to the acquisition of TMG, PeopleView changed its name to “Auxilio, Inc.” and changed PPVW’s name to “Auxilio Solutions, Inc.”

We are engaged in the business of providing fully-outsourced managed print services to the healthcare industry, working exclusively with hospitals throughout the United States.

Basis of Presentation

The accompanying financial statements were prepared in conformity with GAAP, which contemplate continuation of Auxilio as a going concern. We have reported a net loss of $2,591,642 for the year ended December 31, 2011 and has an accumulated deficit of $20,507,535 as of December 31, 2011. We reported a net loss of $1,569,718 for the year ended December 31, 2010. We have working capital of $370,638 as of December 31, 2011.

The consolidated financial statements include the accounts of Auxilio and our wholly owned subsidiaries.  All intercompany balances and transactions were eliminated.

Liquidity

During the year ended December 31, 2011, cash used for operating activities was $2,023,052 as compared to cash provided by operating activities of $414,466 for the same period in 2010.  During this same period our revenue increased by 42% and based on recent account signings at the end of 2011, we expect another year of 30% or more revenue growth in 2012.  The implementation costs that accompanied the growth in 2011 along with the related sales expense and operational overhead has resulted in increased losses. As these new accounts mature, we anticipate a reduction in costs of goods sold per account and an increase in total costs but at a slower rate than revenue allowing us to decrease our current net cash used from operating activities.

During 2011 in preparation for this growth we raised $1,850,000 in a convertible debt financing.  In addition, we recently entered into an asset based line of credit agreement with a financial institution. This facility provides for borrowings up to $2,000,000 not to exceed 80% of eligible receivablesManagement believes that improved cash generated from operations, along with the funds raised in these recent debt financings, will be sufficient to sustain our business operations over the next twelve months.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue Recognition

Revenue is recognized pursuant to ASC Topic 605, “Revenue Recognition” (“ASC 605”).  Revenues from equipment sales transactions are earned when there is persuasive evidence of an arrangement, delivery has occurred, the sales price has been determined and collectability has been reasonably assured. For the placement of equipment that is to be placed at a customer’s location at a future date, revenue is deferred until the placement of such equipment. Monthly service and supply revenue is earned monthly during the term of the contract, as services and supplies are provided.

When we enter into arrangements that include multiple deliverables, they typically consist of the sale of MFD equipment and a support services contract which includes a reserve for replacement of printer and fax equipment. Pursuant to ASC Subtopic 605-25-25: “Revenue Recognition – Multiple-Element Arrangements – Recognitions”(“ASC 605-25-25”), we account for each element within an arrangement with multiple deliverables as separate units of accounting. Revenue is allocated to each unit of accounting using the relative selling price method, which allocates revenue to each unit of accounting based on the fair value of both the delivered and undelivered items.

Deferred Revenue

We enter into arrangements that include multiple deliverables, which typically consist of the sale of MFD equipment and a support services contract.  We account for each element within an arrangement with multiple deliverables as separate units of accounting.  Revenue is allocated to each unit of accounting under the guidance of FASB ASC Topic 605-25, Multiple-Deliverable Revenue Arrangements, which provides criteria for separating consideration in multiple-deliverable arrangements by establishing a selling price hierarchy for determining the selling price of a deliverable.  The selling price used for each deliverable is based on vendor-specific objective (“VSOE”) evidence if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE nor third-party evidence is available.  We are required to determine the best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis.    We generally do not separately sell MFD equipment or service on a standalone basis.  Therefore, we do not have VSOE for the selling price of these units. As we purchase the equipment, we have third-party evidence of the cost of this element.  We estimate the proceeds from the arrangement to allocate to the service unit based on historical cost experiences.  Based on the relative costs of each unit to the overall cost of the arrangement, we utilize the same relative percentage to allocate the total arrangement proceeds.

Cash and Cash Equivalents

For purposes of the statement of cash flows and balance sheet classification, cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

Accounts Receivable

We provide an allowance for doubtful accounts equal to the estimated uncollectible amounts. Our estimate is based on historical collection experience and a review of the current status of trade accounts receivable.  It is reasonably possible that our estimate of the allowance for doubtful accounts will change.  Management believes that no accounts receivable are uncollectible at December 31, 2011.

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

For purposes of testing the impairment of goodwill, we have one reporting unit. Our methodology for testing goodwill impairment consists of one, and possibly two steps.  In step one of the goodwill impairment test, management compares the carrying amount (including goodwill) of the entity-wide reporting unit and the fair value based on market capitalization. Our market capitalization is based on the closing price of our Common Stock as quoted on the OTCBB multiplied by our outstanding shares of Common Stock.  At December 31, 2011, our fair value, based on market capitalization, was approximately $14.8 million, exceeding our book value by approximately $14.4 million.  Management does not anticipate any risk of failing step one of the impairment test.  The second step of the impairment test compares the implied fair value of the goodwill with the book value. We were not required to perform step two since we passed step one.

There was no impairment of goodwill as a result of the annual impairment tests completed during the fourth quarters of 2011 and 2010.  Excluding goodwill, we have no intangible assets deemed to have indefinite lives.

Long-Lived Assets

In accordance with FASB ASC Topic 350, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We evaluate at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, we use future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable.  In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value.  Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less the cost to sell. As of December 31, 2011, management determined there was no impairment of these assets.

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

Fair Value of Financial Instruments

We account for our Financial Instruments in accordance with ASC Topic 820, “Fair Value Measurements,” (“ASC 820”). ASC 820 defines fair value, provides a framework for measuring fair value and expands the disclosures required for fair value measurements. The standard applies to other accounting pronouncements, but does not require any new fair value measurements.

Our derivative warrant liability and derivative additional investment rights liability are stated at fair value as further described in note (5) below.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and capital lease obligations approximate fair value due to the short-term nature of these financial instruments. The carrying amount of our host debt contract of our convertible debt approximates its fair value as we believe the credit market has not materially changed since the original borrowing date.

Stock-Based Compensation

We recognize stock-based compensation as an expense in accordance with ASC Topic 718 “Share-Based Payments” (“ASC 718”) and value the equity securities based on the fair value of the security on the date of grant.  Stock option awards are valued using the Black-Scholes option-pricing model.

For the years ended December 31, 2011 and 2010, stock-based compensation expense recognized in the statements of operations is as follows:

	Year Ended December 31,
	2011	2010
Cost of revenues	$75,290	$164,978
Sales and marketing	24,014	17,016
General and administrative expenses	204,675	181,254
Total stock based compensation expense	$303,979	$363,248

The weighted average estimated fair value of stock options granted during 2011 and 2010 was $0.44 and $0.57 per share, respectively.  These amounts were determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the expected life of the option. The assumptions used in the Black-Scholes model were as follows for stock options granted in 2011 and 2010:

	2011	2010
Risk-free interest rate	0.08% to 0.19%	0.12% to 0.21%
Expected volatility of our Common Stock	80.95% to 85.78%	81.59% to 87.94%
Dividend yield	0%	0%
Expected life of options	3 years	3 years

The Black-Scholes option valuation model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable.  Because option valuation models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options.

Compensation cost associated with grants of restricted stock units are also measured at fair value. We evaluate the assumptions used to value restricted stock units on a quarterly basis. When factors change, including the market price of the stock, share-based compensation expense may differ significantly from what was recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned share-based compensation expense. As of December 31, 2011, we have not granted any restricted stock units under the 2011 Stock Incentive Plan.

Basic and Diluted Loss Per Share

In accordance with ASC Topic 260, “Earnings Per Share,” basic net loss per share is calculated using the weighted average number of shares of our Common Stock issued and outstanding during a certain period, and is calculated by dividing net loss by the weighted average number of shares of our Common Stock issued and outstanding during such period. Diluted net loss per share is calculated using the weighted average number of common and potentially dilutive common shares outstanding during the period, using the as-if converted method for secured convertible notes, and the treasury stock method for options and warrants.

As of December 31, 2011, potentially dilutive securities consisted of options and warrants to purchase 9,349,561 shares of our Common Stock at prices ranging from $0.30 to $6.75 per share. Of these potentially dilutive securities, none of the shares to purchase our Common Stock from the options and warrants were included in the computation of diluted earnings per share as their effect would be anti-dilutive.

As of December 31, 2010, potentially dilutive securities consisted of options and warrants to purchase 8,581,617 shares of our Common Stock at prices ranging from $0.30 to $6.75 per share. Of these potentially dilutive securities, none of the shares to purchase our Common Stock from the options and warrants were included in the computation of diluted earnings per share as their effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share:

	Year Ended December 31,
	2011	2010
Numerator:
Net loss	$(2,591,642)	$(1,569,718)

Denominator:
Denominator for basic calculation weighted averages	19,376,214	19,226,357

Dilutive Common Stock equivalents:
Options and warrants	-	-
Denominator for diluted calculation weighted average	19,376,214	19,226,357

Net loss per share:
Basic net loss per share	$(.13)	$(.08)
Diluted net loss per share	$(.13)	$(.08)

Segment Reporting

Based on our integration and management strategies, we operated in a single business segment.  For the years ended December 31, 2011 and 2010, all revenues were derived from domestic operations.

Subsequent Events

On April 10, 2012 we received a commitment letter from Avid Bank to enter into an asset based line of credit. The commitment letter provides for a $2,000,000 line of credit with a maturity date one year from the contract date (“Financing”). Borrowings are limited to 80% of the Company’s eligible accounts receivable. Interest on advances will be at Prime plus 3.75% subject to a floor rate of 7%. In connection with this facility, the Company will issue warrants where the number of shares will be equal to 5% of the credit facility divided by the strike price which will be 120% of the Commons Stock closing price for the 30 days prior to the issue date. These warrants expire five years from the maturity date. The Financing is collateralized by a first lien position on all of the Company’s assets, and is subject to certain financial covenants.

New Accounting Pronouncements

In September 2009, the FASB issued authoritative guidance (ASU 2009-13) regarding multiple-deliverable revenue arrangements that address how to separate deliverables and how to measure and allocate consideration to one or more units of accounting.  Specifically, the guidance requires that consideration be allocated among multiple deliverables based on relative selling prices.  The guidance establishes a selling price hierarchy of (1) vendor-specific objective evidence, (2) third-party evidence and (3) estimated selling price.  This guidance is effective for annual periods beginning after June 15, 2010. We adopted this guidance effective January 1, 2011.  Adoption resulted in no significant effect on our consolidated financial position and results of operations.

From time to time, new accounting pronouncements are issued by the FASB that we adopt as of the specified effective date.  Unless otherwise discussed in these financial statements and notes or in our Annual Report on Form 10-K for the year ended December 31, 2011, we believe the impact of any other recently issued standards that are not yet effective are either not applicable to us at this time or will not have a material impact on our consolidated financial statements upon adoption.

(2)           Accounts Receivable

A summary of accounts receivable follows:

	As of December 31,
	2011	2010
Trade receivables	$1,849,131	$1,307,983
Unapplied advances and unbilled revenue	183,607	(147,732)
Allowance for doubtful accounts	-	-
	$2,032,738	$1,160,251

(3)           Property and Equipment

A summary property and equipment follows:

	As of December 31,
	2011	2010
Furniture and fixtures	$51,398	$59,114
Computers and office equipment	553,254	584,673
Fleet equipment	367,660	389,333
Leasehold improvements	-	-
	972,312	1,033,120
Less accumulated depreciation and amortization	(780,502)	(798,145)
	$191,810	$234,975

Depreciation and amortization expense for property, equipment, and improvements amounted to $125,601 and $250,252 for the years ended December 31, 2011 and 2010, respectively.

(4)           Convertible Notes Payable

Effective July 29, 2011, we closed on a private offering of secured convertible notes and warrants (“Units”) for gross proceeds of $1,850,000.  Each of the Units consists of (i) a $5,000 secured convertible promissory note (each a “Note” and collectively “Notes”) and (ii) a warrant (each a “Warrant” and collectively “Warrants”) to purchase 1,000 shares of our Common Stock at $1.50 per share.  The Notes mature July 29, 2014 and are secured by our tangible and intangible assets.  The Notes accrue interest at a rate of eight percent (8%) per annum, compounded annually, and the interest on the outstanding balance of the Notes is payable no later than thirty (30) days following the close of each calendar quarter.  The Notes are convertible into 1,850,000 shares of Common Stock.  The Warrants expire April 29, 2016 and are exercisable to purchase up to 370,000 shares of our Common Stock. We additionally granted piggyback registration rights to the investors in this offering.  Several members of the Board, including John Pace, Michael Joyce, Mark St. Clare and Michael Vanderhoof, participated in the offering.

We may call the Notes for prepayment (“Call Option”) if (a) our Common Stock closes at or above $2.00 per share for 20 consecutive days; and (b) our Common Stock has had daily trading volume at or above 100,000 shares for the same 20 consecutive days.  Investors shall have 60 days from the date on which we call the Notes to convert the Notes (thereafter we may prepay any outstanding Notes).

At any time prior to the maturity date, the holders of the Notes may elect to convert all or part of the unpaid principal amount of the Notes and any unpaid interest accrued thereon, into shares of our Common Stock. The conversion price shall be $1.00 per share of Common Stock, subject to adjustment upon the occurrence of certain capital events.  If (a) there is any transaction, or a series of transactions, that results, directly or indirectly, in the transfer of 100% of Auxilio including, without limitation, any sale of stock, sale of assets, sale of membership interests, merger or consolidation, reorganization, recapitalization or restructuring, tender or exchange offer, negotiated purchase or leveraged buyout, and (b) the per share price of our Common Stock in such transaction equals or exceeds $1.00, then the Notes will be automatically converted into our Common Stock.

The Note agreement provides the note holders with certain dilution protections.  If (a) by July 29, 2012, we complete an additional round of debt financing with new investors (“New Debt”) and (b) the New Debt contains more favorable interest rate, payment frequency, amortization, conversion price, warrant coverage and registration rights terms to the New Debt holders than the Notes, then the holder of Notes shall have the option to exchange the Notes for an equal principal amount of new notes with the same terms as the New Debt (the “Exchange Feature”).  The Exchange Feature does not provide for fixed terms for the associated Warrants or can allow for an adjustment to the conversion rate of the Notes.

We allocated the proceeds from the sale of the Notes and Warrants in connection with ASC Topic 470-25.  Due to the existence of the Exchange Feature, the Warrants were determined to not be indexed to its own underlying stock and therefore did not qualify for equity classification. Therefore the proceeds allocated to the Warrants were determined to be a derivative liability and were measured at fair value.

The conversion rights and the Call Option held by us, or the “Additional Investment Rights”, are embedded derivatives of the host debt contract. The potential variability of the conversion rate and the terms of the Call Option, due to the existence of the Exchange Feature, also caused the Additional Investment Rights to not qualify for equity classification.  Under the accounting guidance for multiple embedded derivatives, we combined these rights into one embedded derivative and allocated proceeds from the offering to the bundled derivative. Accordingly, the bundled Additional Investment Rights are accounted for as a derivative liability to be measured at fair value. We allocated $1,427,000 to the convertible Notes payable, $166,000 to the derivative Warrant liability and $257,000 to the derivative Additional Investments Rights liability.  The debt discount of $423,000 will be amortized as interest expense over the term of the convertible notes payable.  The valuation methodologies for the fair values of the Derivative Warrant Liability and the Derivative Additional Investment Rights Liability are described in Note 5 below.

Interest charges associated with the convertible notes payable, including amortization of the discounts and loan acquisition costs totaled $156,961 through December 31, 2011.

We also agreed to pay Cambria Capital, LLC a placement fee of $149,850 in sales commissions, reimburse for costs associated with the placement of the Units and to issue a warrant to purchase up to 199,800 shares of Common Stock exercisable at a price of $1.50 per share.  Cambria Capital, LLC is an affiliate of Michael Vanderhoof, a member of the Board. The engagement of Cambria Capital, LLC, the payment of the placement fee and the issuance of the warrant to Cambria Capital, LLC were approved by a majority of the disinterested members of the Board. We additionally granted piggyback registration rights to Cambria Capital, LLC in this offering that are the same as those afforded to the investors in the offering.

(5)           Derivative Liabilities

Our derivative liability instruments were measured at fair value using the Black-Scholes model. We evaluated the use of other valuation models and determined that given the fact pattern these methods were not anticipated to be materially different from the amounts calculated using the Black-Scholes model.  This determination was based on management’s belief that the likelihood of another round of financing prior to the expiration of the Exchange Feature is remote, and another round of financing with terms more favorable to new investors is even more remote.  If another round of financing were to occur, we believe that our need for an additional round of financing by July 2012 would most likely be driven by significant growth in our business.  This growth would likely result in more favorable terms to us, thus rendering the instruments subject to the Exchange Feature with nominal value.  As a result, we believe that the Black-Scholes model was an appropriate method for valuing the warrants and additional investment rights subject to the Exchange Feature.

Derivative Warrant Liability

We have warrants outstanding from the convertible notes payable financing with potentially variable terms that could allow for the reduction in the exercise price of the warrants in the event that, prior to July 29, 2012, we complete an additional round of debt financing with new investors that calls for better economic terms. We accounted for these warrants in accordance with FASB ASC Topic 815.

We recognize all of our warrants subject to the Exchange Feature as a derivative liability in our consolidated balance sheet.  The derivative liability is revalued at each reporting period and changes in fair value are recognized currently in the consolidated statements of operations.  The initial recognition and subsequent changes in fair value of the derivative liability have no effect on our cash flows.

The revaluation of these warrants at the end of the reporting period resulted in the recognition of a $40,000 gain within our consolidated statements of operations for the year ended December 31, 2011, under the caption “Change in fair value of derivative liabilities”.  The fair value of these warrants at December 31, 2011 was $126,000, which is reported on the consolidated balance sheet under the caption “Derivative Warrant Liability”.

Fair Value Assumptions Used in Accounting for Derivative Warrant Liability

We have determined our derivative warrant liability to be a Level 3 fair value measurement.  The fair value as of July 29, 2011 (the issuance date) and December 31, 2011 required the data inputs listed in the table below:

	July 29, 2011	December 31, 2011
Exercise price	$1.50	$1.50
Term (years)	4.75	4.33
Risk-free interest rate	1.35%	0.83%
Estimated volatility	82%	79%
Dividend rate	-0-	-0-
Stock Price	$0.85	$0.76

Derivative Additional Investment Rights Liability

We have Additional Investment Rights outstanding with terms that could allow for more beneficial consideration to the note holders in the event that, prior to July 29, 2012, we complete an additional round of debt financing with new investors that calls for better economic terms. We accounted for these Additional Investment Rights in accordance with FASB ASC Topic 815.

We recognize all of our Additional Investment Rights subject to the Exchange Feature as derivative liabilities in our consolidated balance sheet.  The derivative liability is revalued at each reporting period and changes in fair value are recognized in the consolidated statements of operations.  The initial recognition and subsequent changes in fair value of the derivative Additional Investment Rights liability have no effect on our cash flows.

The revaluation of the Additional Investment Rights at each reporting period resulted in the recognition of a $22,000 gain within our consolidated statements of operations for the year ended December 31, 2011, under the caption “Change in fair value of derivative liabilities”.  The fair value of the Additional Investments Rights at December 31, 2011 was $235,000, which is reported on the consolidated balance sheet under the caption “Derivative Additional Investment Rights Liability”.

Fair Value Assumptions Used in Accounting for Derivative Additional Investment Rights Liability

We have determined that our derivative additional investment rights liability to be a Level 3 fair value measurement.  The fair value as of July 29, 2011(the issuance date) and December 31, 2011 required the data inputs listed in the table below:

	July 29, 2011	December 31, 2011
Conversion price (range)	$1.00-$2.00	$1.00-$2.00
Term (years)	3.00	2.58
Risk-free interest rate	0.55%	0.36%
Estimated volatility	82%	79%
Dividend rate	-0-	-0-
Stock price	$0.85	$0.76

(6)           Warrants

Below is a summary of warrant activity during the years ended December 31, 2010and 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2010	3,981,871	$1.39
Granted in 2010	-	$-
Exercised in 2010	(268,750)	$0.54
Cancelled in 2010	(350,413)	$2.33
Outstanding at December 31, 2010	3,362,708	$1.36	2.57	$371,083
Granted in 2011	869,800	$1.31
Exercised in 2011	-	$-
Cancelled in 2011	(250,000)	$0.55
Outstanding at December 31, 2011	3,982,508	$1.40	2.71	$130,667

Warrants exercisable at December 31, 2011	2,007,508	$1.39	2.71	$130,667

The following tables summarize information about warrants outstanding and exercisable at December 31, 2011:

Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining in Contractual Life in Years	Outstanding Warrants Weighted Average Exercise Price	Number of Warrants Exercisable	Exercisable Warrants Weighted Average Exercise Price
$0.30 to $0.75	501,667	2.54	$0.50	501,667	$0.50
$0.91 to $1.84	2,869,800	3.80	$1.44	894,800	$1.50
$1.85 to $2.00	611,041	1.27	$1.96	611,041	$1.96
$0.30 to $2.00	3,982,508	2.71	$1.40	2,007,508	$1.39

In November 2008, we entered into a five year joint marketing agreement with Sodexo to provide Auxilio’s document services to Sodexo’s healthcare customer base in the United States.  Under the terms of the agreement, Sodexo invests in sales and marketing resources and assists us with marketing their document services to Sodexo’s U.S. healthcare customer base of more than 1,600 hospitals.  In return, we provide Sodexo with warrants to purchase up to two million shares of our Common Stock at a price of $1.50 per share.  The first 150,000 warrants vested on June 2, 2009. The fair value of the warrant for the 150,000 shares vesting upon execution on June 2, 2009 was $76,807. This amount was recognized as a sales and marketing expense in June 2009. We account for equity based payments to non-employees in accordance with ASC Topic 505-50. As the warrant issued is more reliably measurable at fair value, we use the fair value of the warrant to account for the transaction. The fair value of the warrant was determined using the Black-Scholes option-pricing model, with the following assumptions: (i) no expected dividends; (ii) a risk free interest rate of 0.20%; (iii) expected volatility of 85.07%; and (iv) a contract life of the warrants of five years. An additional 175,000 vested on July 13, 2010 upon the signing of a new customer contract. The fair value of the warrant for the 175,000 shares vesting with the signing of the new customer contract on July 13, 2010 was $90,161. This amount was recognized as a sales and marketing expense in July 2010. The fair value of the warrant was determined using the Black-Scholes option-pricing model, with the following assumptions: (i) no expected dividends; (ii) a risk free interest rate of 0.17%; (iii) expected volatility of 82.56%; and (iv) a contract life of the warrants of four years.  The balance of the warrants will vest in increments of between 75,000 and 500,000 shares dependent on the size and number of the new customer contracts that we enter into as a direct result of this agreement.

On April 1, 2011, we granted 300,000 warrants to our CEO to purchase shares of our Common Stock at an exercise price of $0.94 per share, which exercise price equals the fair value of our stock on the grant date. The fair value of the warrants was determined using the Black-Scholes option-pricing model.  The warrants have graded vesting annually over three years.  The fair value of the warrants was determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair value are as follows:  (i) risk-free interest rate of 0.11%; (ii) estimated volatility of 81.36%; (iii) dividend yield of 0.0%; and (iv) expected life of the warrants of three years.

On July 29, 2011, we closed on a private offering of secured convertible notes and warrants, wherein warrants for 370,000 shares of our Common Stock were issued to the note holders and a warrant for 199,800 shares of our Common Stock were issued to the placement broker.  Please see Notes 4 and 5 for further information on these warrants.

(7)	Stock Option and Stock Incentive Plans

In October 2001, we approved the 2001 Stock Option Plan under which all employees may be granted options to purchase shares of our Common Stock.  The maximum number of shares of the Common Stock available for issuance under the 2001 Plan was 5,400,000 shares. Under the 2001 Stock Option Plan (the “2001 Plan”), the option exercise price was equal to the fair market value of the Common Stock on the date of grant.  Options expired no later than 10 years from the grant date and generally vested within five years.

The Board approved the 2003 Stock Option Plan (the “2003 Plan”) and it became effective immediately upon stockholder approval at the Annual Meeting on May 15, 2003.  The maximum number of shares of the Common Stock available for issuance under the 2003 Plan was 4,400,000 shares. On May 15, 2003, 899,500 shares were available to grant under the 2003 Plan, and 567,167 had been granted under our former 2000 Stock Option Plan (the “2011 Plan”) and the 2001 Plan.  Although we no longer granted options under the 2000 Plan or the 2001 Plan, all outstanding stock options continue to be subject to the terms and conditions of the stock option agreement and the underlying plans, except to the extent the Board or the Compensation Committee elected to extend one or more features of the 2003 Plan to the outstanding stock options that were granted pursuant to the 2000 Plan or the 2001 Plan.  Under the 2003 Plan, the option exercise price was equal to the fair market value of the Common Stock at the date of grant.  Stock options expired no later than 10 years from the grant date and generally vested within five years.

In May of 2004, the Board and stockholders approved the 2004 Stock Incentive Plan (the “2004 Plan”). The maximum number of shares of the Common Stock available for issuance under the 2004 Plan was 6,400,000 shares. As of the date of stockholder approval, May 12, 2004, options to purchase 714,750 shares had been granted pursuant to the 2000 Plan, 2001 Plan and 2003 Plan. Under the terms and conditions of the 2004 Plan, the option exercise price is equal to the fair market value of the Common Stock at the date of grant.  Options expired no later than 10 years from the grant date and generally vested within five years.

The Board approved the 2007 Stock Option Plan, as amended (the “2007 Plan”), and it became effective on May 16, 2007 upon receipt of stockholder approval.  On May 16, 2007, options to purchase 2,890,147 shares of Common Stock had been granted pursuant to the 2000 Plan, 2001 Plan, 2003 Plan and 2004 Plan. Under the 2007 Plan, the administrator could grant options to purchase 4,470,000 shares of Common Stock.  The options granted pursuant to the 2004 Plan continue to be governed by the terms and conditions of the 2004 Plan, except to the extent the administrator elected to extend one or more features of the 2007 Plan to the outstanding stock options granted pursuant to the 2004 Plan.  Under the 2007 Plan, the option exercise price was equal to the fair market value of the Common Stock at the date of grant.  Options expired no later than 10 years from the grant date and generally vested within three years.

On March 17, 2011, the Board approved the 2011 Stock Incentive Plan (the “2011 Plan”), and it became effective on May 12, 2011 upon receipt of stockholder approval. The 2011 Plan authorizes the issuance of no more than 5,970,000 shares of our Common Stock and it provides for the granting of stock options, stock appreciation rights and restricted stock to our employees, members of the Board and service providers. As of December 31, 2011, there were 510,231 shares available for issuance under awards granted.

Additional information with respect to these Plans’ stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2010	5,226,195	$1.02
Granted in 2010	890,500	$1.06
Exercised in 2010	(27,500)	$0.56
Cancelled in 2010	(870,286)	$1.11
Outstanding at December 31, 2010	5,218,909	$1.01	5.69	$533,330
Granted in 2011	671,500	$0.89
Exercised in 2011	(46,465)	$0.53
Cancelled in 2011	(476,891)	$0.68
Outstanding at December 31, 2011	5,367,053	$1.03	6.23	$208,835

Options exercisable at December 31, 2011	3,839,553	$1.07	5.20	$181,193

The following table summarizes information about stock options outstanding and exercisable at December 31, 2011:

Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining in Contractual Life in Years	Outstanding Warrants Weighted Average Exercise Price	Number of Options Exercisable	Exercisable Options Weighted Average Exercise Price
$0.30 to $0.75	1,072,500	5.99	$0.57	932,667	$0.56
$0.75 to $0.90	1,466,331	5.66	$0.82	960,720	$0.82
$0.91 to $1.84	2,548,722	6.94	$1.22	1,666,666	$1.32
$1.85 to $2.00	238,500	3.34	$1.99	238,500	$1.99
$2.00 to $2.75	30,000	6.68	$2.15	30,000	$2.15
$3.00 to $6.75	11,000	0.47	$6.41	11,000	$6.41
$0.30 to $6.75	5,367,053	6.23	$1.03	3,839,553	$1.07

Unamortized compensation expense associated with unvested options approximates $539,990 as of December 31, 2011. The weighted average period over which these costs are expected to be recognized is approximately 1.5 years.

(8)           Income Taxes

For the years ended December 31, 2011 and 2010, the components of income tax expense are as follows:

	Year Ended December 31
	2011	2010
Current provision:
Federal	$-	$8,489
State	7,495	2,990
	7,495	11,479
Deferred benefit:
Federal	-	-
State	-	-
	-	-
Income tax expense	$7,495	$11,479

Income tax provision amounted to $7,495 and $11,479 for the years ended December 31, 2011 and 2010, respectively (an effective rate of (0.3)% for 2011and (0.7)% for 2010).  A reconciliation of the provision for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

	Year Ended December 31
	2011	2010
Computed tax at federal statutory rate of 34%	$(878,610)	$(532,888)
State taxes, net of federal benefit	3,072	1,973
Non-deductible items	87,434	115,916
Other	2,840	4,910
Change in valuation allowance	792,759	421,568
	$7,495	$11,479

Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which is uncertain.  Accordingly, a valuation allowance, in an amount equal to the net deferred tax asset as of December 31, 2011 and 2010 has been established to reflect these uncertainties.  As of December 31, 2011 and 2010, the net deferred tax asset before valuation allowances is approximately $5,784,000 and $5,072,000, respectively, for federal income tax purposes, and $1,225,000 and $1,013,000, respectively for state income tax purposes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of our deferred tax assets and liabilities are as follows:

	Year Ended December 31
	2011	2010
Deferred tax assets:
Accrued salaries/vacation	$195,100	$150,600
Depreciation	-	-
Accrued equipment pool	57,500	27,700
State taxes	800	1,000
Stock options	714,300	667,800
Net operating loss carryforwards	6,443,100	5,577,700
Total deferred tax assets	7,410,800	6,424,800

Deferred tax liabilities:
Depreciation	75,800	53,900
Amortization of intangibles	4,700	7,900
Other	321,600	278,200
Total deferred tax liabilities	402,100	340,000

Net deferred assets before valuation allowance	7,008,700	6,084,800
Valuation allowance	(7,008,700)	(6,084,800)
Net deferred tax assets	$-	$-

At December 31, 2011, we have available unused net operating loss carryforwards of approximately $15,967,000 for federal and $11,473,000 for state that may be applied against future taxable income and that, if unused, expire beginning in 2013 through 2032.

Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code under section 382.  The annual limitation may result in the expiration of net operating loss carryforwards before utilization.  On September 23, 2008, the State of California suspended the use of net operating loss carryforwards for 2008 and 2009, and on October 19, 2010, suspended the use of net operating loss carryforwards for 2010 and 2011.  As a result of this suspension, we will not be able to make use of net operating loss carryforwards for state income tax purposes for the indefinite future.  There can be no guarantee that we will ever be able to use these state net operating loss carryforwards in the future.

Effective January 1, 2007, we adopted new accounting guidance which altered the framework for recognizing income tax contingencies. Previously, the focus was on the subsequent liability recognition for estimated losses from tax contingencies where such losses were probable and the related amounts could be reasonably estimated. Under this new guidance, a contingent tax asset (i.e., an uncertain tax position) may only be recognized if it is more likely than not that it will ultimately be sustained upon audit. We have evaluated our tax positions for all jurisdictions and all years for which the statute of limitations remains open and determined that no additional liability for unrecognized tax benefits and interest was necessary.

(9)           Retirement Plan

We sponsor a 401(k) plan (the “Plan”) for the benefit of employees who are at least 21 years of age. Our management determines, at its discretion, the annual and matching contribution. We elected not to contribute to the Plan for the years ended December 31, 2011 and 2010.

(10)         Commitments

Leases

We lease our Mission Viejo, California facility under a non-cancellable operating lease effective March 2010 that expires in September 2015. Rent expense for the years ended December 31, 2011and 2010 totaled $163,534 and $169,954 respectively.  Future minimum lease payments under non-cancelable operating leases during subsequent years are as follows:

December 31,	Payments
2012	156,611
2013	160,705
2014	164,800
2015	125,903
Total	$608,019

Employment Agreements

On August 5, 2009, the Board appointed Mr. Joseph J. Flynn as President and Chief Executive Officer (“CEO”) effective August 31, 2009.  Mr. Flynn has served as a member of the Board since 2003.  He previously held the position of our President and CEO from 2003 to 2006, having resigned to take a position as the Vice President of the Sport Group for the Nielsen Company.  In connection with his appointment as President and CEO, we entered into an Executive Employment Agreement with Mr. Flynn, effective as of August 31, 2009 (the “Flynn Employment Agreement”).  The Flynn Employment Agreement provides that Mr. Flynn will be employed by us as President and CEO, for an initial term beginning on August 31, 2009 and ending on December 31, 2011, at an initial base salary of $250,000, up to $100,000 per year incentive compensation and options for 250,000 shares as more specifically set forth in the Flynn Employment Agreement.  Upon termination of Mr. Flynn’s employment by us other than for cause or by Mr. Flynn for good reason, we shall continue paying Mr. Flynn’s salary for six months and accelerate the vesting of Company options and/or warrants issued to Mr. Flynn.

The Compensation Committee set Mr. Flynn’s base salary at $261,250 for the fiscal year ending December 31, 2011.  Mr. Flynn may also earn up to $100,000 in annual bonus, with 33.33% payout for closing six new customer contracts before the end of 2011, 33.33% for hitting revenue targets and 33.33% payout for achieving gross margin targets.  In addition, Mr. Flynn will participate in a bonus and option pool that will be allocated at the Board’s discretion based on obtaining new contracts.  Specifically, for every new contract beyond six contracts in 2011, a pool of $25,000 and 25,000 options is to be granted with a strike price for the options on the day they are earned, the date in which the contracts are signed and delivered. Mr. Flynn earned a $100,000 bonus and received a grant for 100,000 options.

Effective January 1, 2012, we entered into a new employment agreement with Mr. Flynn (the “New Flynn Agreement”). The New Flynn Employment Agreement provides that Mr. Flynn will be employed as our President and CEO. The New Flynn Employment Agreement has a term of two years, provides for an annual base salary of $269,087, and will automatically renew for subsequent twelve month terms unless either party provides advance written notice to the other that such party does not wish to renew the agreement for a subsequent twelve months.  Mr. Flynn also receives the customary employee benefits available to our employees. Mr. Flynn is also entitled to receive a bonus of up to $110,000 per year, the achievement of which is based on Company performance metrics. We may terminate Mr. Flynn’s employment under this agreement without cause at any time on thirty days advance written notice, at which time Mr. Flynn would receive severance pay for six months and be fully vested in all options and warrants granted to date.

On April 2, 2010, we entered into an employment agreement with Mr. Paul T. Anthony, our Chief Financial Officer (“CFO”) since 2004, to serve as our Executive Vice President (“EVP”) and CFO.  As EVP and CFO, Mr. Anthony continues to report to the CEO and has duties and responsibilities assigned by the CEO.  The employment agreement was effective January 1, 2010, has a term of two years, and provides for an annual base salary of $203,500.  The agreement will automatically renew for subsequent twelve month terms unless either party provides advance written notice to the other that such party does not wish to renew the agreement for a subsequent twelve months.  Mr. Anthony also receives the customary employee benefits available to our employees. Mr. Anthony is also entitled to receive a bonus of up to $60,000 per year, the achievement of which is based on our performance metrics. We may terminate Mr. Anthony’s employment under this agreement without cause at any time on thirty days advance written notice, at which time Mr. Anthony would receive severance pay for six months and be fully vested in all options and warrants granted to date.

The CEO set Mr. Anthony’s base salary at $212,658 for the fiscal year ending December 31, 2011.  Mr. Anthony may also earn up to $60,000 in annual bonus, with 33.33% payout for closing six new customer contracts before the end of 2011, 33.33% for hitting revenue targets and 33.33% payout for achieving gross margin targets.  In addition, Mr. Anthony will participate in a bonus and option pool that will be allocated at the Board’s discretion based on obtaining new contracts.  Specifically, for every new contract beyond six contracts in 2011, a pool of $25,000 and 25,000 options is to be granted with a strike price for the options on the day they are earned, the date in which the contracts are signed and delivered. Mr. Anthony earned a $60,000 bonus and received a grant for 50,000 options.

Effective January 1, 2012, we entered into a new employment agreement with Mr. Anthony to serve as our Executive Vice President (“EVP”) and CFO. The employment agreement has a term of two years, and provides for an annual base salary of $219,037. The agreement will automatically renew for subsequent twelve month terms unless either party provides advance written notice to the other that such party does not wish to renew the agreement for a subsequent twelve months.  Mr. Anthony also receives the customary employee benefits available to our employees. Mr. Anthony is also entitled to receive a bonus of up to $70,000 per year, the achievement of which is based on Company performance metrics. We may terminate Mr. Anthony’s employment under this agreement without cause at any time on thirty days advance written notice, at which time Mr. Anthony would receive severance pay for six months and be fully vested in all options and warrants granted to date.

(11)           Concentrations

Cash Concentrations

At times, cash balances held in financial institutions are in excess of federally insured limits. Management performs periodic evaluations of the relative credit standing of financial institutions and limits the amount of risk by selecting financial institutions with a strong credit standing.

Major Customers

For the year ended December 31, 2011, there were two customers that each generated at least 10% of our revenues and these customers represented a total of 40% of revenues.  As of December 31, 2011, net accounts receivable due from these customers totaled approximately $381,000.

For the year ended December 31, 2010, there were four customers that each generated at least 10% of our revenues and these customers represented a total of 70% of revenues.  As of December 31, 2010, net accounts receivable due from these customers totaled approximately $843,000.

(12)           Related Party Transactions

In August of 2009, we entered in to a consulting agreement with John D. Pace, Chairman of the Board, to provide support to us in the capacity of Chief Strategy Officer. The agreement provides that we will pay Mr. Pace $6,000 per month as compensation for his services. The agreement expired on December 31, 2010 and was extended for an additional 12 months along with an increase to $6,500 per month.  Total cash compensation to Mr. Pace for the years ended December 31, 2010 and 2011 was $72,000 and $78,000, respectively.

In July 2011, we agreed to pay Cambria Capital, LLC a placement fee of $149,850 in sales commissions, reimburse for costs associated with the placement of the Units and to issue a warrant to purchase up to 199,800 shares of Common Stock exercisable at a price of $1.50 per share. Cambria Capital, LLC is an affiliate of Michael Vanderhoof, a member of the Board. The engagement of Cambria Capital, LLC, the payment of the placement fee and the issuance of the warrant to Cambria Capital, LLC were approved by a majority of the disinterested members of the Board. We additionally granted piggyback registration rights to Cambria Capital, LLC in this offering that are the same as those afforded to the investors in the offering.

No.	Item

2.1	Agreement and Plan of Reorganization dated as of November 20, 2001, by and between Auxilio and e-Perception, Inc., incorporated by reference to Exhibit 1.1 to our Form 8-K filed on January 24, 2002.
2.2
Agreement and Plan of Merger, dated April 1, 2004, by and between Auxilio, PPVW Acquisition Corporation, and Alan Mayo & Associates, Inc., incorporated by reference to Exhibit 2.1 to our Form 8-K filed on April 16, 2004.

3.1	Articles of Incorporation of Auxilio, as amended, incorporated by reference to Exhibit 3.1 to our Form 10-KSB filed on April 19, 2005.
3.2	Bylaws of Auxilio, incorporated by reference to Exhibit 2 to our Form 10-SB filed on October 1, 1999.
4.1
Subscription Agreement, dated January 9, 2002, by and among Auxilio and each of the stockholders of e-Perception, Inc., incorporated by reference to Exhibit 1.1 to our Form 8-K filed on January 24, 2002.

4.2
Form of Subscription Agreement entered into between April 6, 2009 and April 15, 2009 with Michael Vanderhoof and Edward B. Case, incorporated by reference to Exhibit 4.1 of our Form 8-K filed on May 14,  2009.

10.1	Auxilio’s 2001 Stock Option Plan, incorporated by reference to Exhibit 4.1 to our Form S-8 filed on March 3, 2011.*
10.1.1	Form of Stock Option Agreement under Auxilio’s 2001 Stock Option Plan, incorporated by reference to Exhibit 4.6 to our Form S-8 filed on March 3, 2011.*
10.2	Auxilio’s 2003 Stock Option Plan, incorporated by reference to Exhibit 4.2 to our Form S-8 filed on March 3, 2011.*
10.2.1	Form of Stock Option Agreement under Auxilio’s 2003 Stock Option Plan, incorporated by reference to Exhibit 4.7 to our Form S-8 filed on March 3, 2011.*
10.3	Auxilio’s 2004 Stock Option Plan, incorporated by reference to Exhibit 4.3 to our Form S-8 filed on March 3, 2011.*
10.3.1	Form of Stock Option Agreement under Auxilio’s 2004 Stock Option Plan, incorporated by reference to Exhibit 4.8 to our Form S-8 filed on March 3, 2011.*
10.4	Auxilio’s 2007 Stock Option Plan, incorporated by reference to Exhibit 4.4 to our Form S-8 filed on March 3, 2011.*
10.5	Amendment to Auxilio 2007 Stock Option Plan, incorporated by reference to Exhibit 4.5 to our Form S-8 filed on March 3, 2011.*
10.5.1	Form of 2007 Stock Option Agreement, incorporated by reference to Exhibit 4.9 to our Form S-8 filed on March 3, 2011.*
10.6	Auxilio’s 2011 Stock Incentive Plan, incorporated by reference to Exhibit 4.1 to our Form S-8 filed on August 24, 2011.*
10.6.1	Form of Auxilio’s 2011 Stock Option Agreement under the 2011 Stock Incentive Plan, incorporated by reference to Exhibit 4.3 to our Form S-8 filed on August 24, 2011.*
10.6.2	Form of Restricted Stock Agreement under the Auxilio 2011 Stock Incentive Plan, incorporated by reference to Exhibit 4.4 to our Form S-8 filed on August 24, 2011.*
10.7	Asset Purchase Agreement between Workstream USA, Inc., Workstream, Inc. and PeopleView, Inc. dated March 8,.2004, incorporated by reference to Exhibit 2.1 to our Form 8-K filed on April 2, 2004.
10.8
Addendum dated as of May 27, 2004 to Asset Purchase Agreement dated March 17th, 2004 between Workstream Inc. Workstream USA, Inc. and PeopleView, Inc., incorporated by reference to Exhibit 2.1 to our Form 8-K/A filed on August 3, 2004.

10.9	Standard Office Lease Agreement, dated November 12, 2009, by and between Auxilio and Realty Associates Fund V L.P., incorporated by reference to Exhibit 10.15 to our Form 10-K filed on March 31, 2010.
10.10	Consulting Agreement, dated August 10, 2009, by and between John D. Pace and Auxilio, incorporated by reference to Exhibit 10.1 to our Form 8-K filed on August 13, 2009.
10.11	Executive Employment Agreement, effective January 1, 2012, by and between Auxilio and Joseph Flynn, incorporated by reference to Exhibit 10.2 to our Form 8-K filed on December 23, 2011.
10.12	Executive Employment Agreement, effective January 1, 2012, by and between Auxilio and Paul T. Anthony, incorporated by reference to Exhibit 10.1 to our Form 8-K filed on December 23, 2011.
10.13	Form of 8% Convertible Promissory Note, dated July 29, 2011, incorporated by reference to Exhibit 10.1 to our Form 8-K filed on August 3, 2011.
10.14	Form of Warrant to Purchase Common Stock, dated July 29, 2011, incorporated by reference to Exhibit 10.2 to our Form 8-K filed on August 3, 2011.
10.15	Placement Agent Warrant to Purchase Common Stock, dated July 29, 2011, incorporated by reference to Exhibit 10.3 to our Form 8-K filed on August 3, 2011.
10.16	Form of Security Agreement, dated July 29, 2011, incorporated by reference to Exhibit 10.4 to our Form 8-K filed on August 3, 2011.
10.17	Form of Registration Rights Agreement, dated July 29, 2011, incorporated by reference to Exhibit 10.5 to our Form 8-K filed on August 3, 2011.
10.18	Form of Investment Unit Purchase Agreement, dated July 29, 2011, incorporated by reference to Exhibit 10.6 to our Form 8-K filed on August 3, 2011.
10.19	Common Stock Warrant dated April 1, 2011, issued to Joseph Flynn, incorporated by reference to Exhibit 10.1 to our Form 8-K filed on April 4, 2011.
10.20	Form of Agent Warrant to purchase shares of Common Stock, incorporated by reference to Exhibit 10.1 to our Form 8-K filed on March 22, 2011.
10.21	Form of Subscription Agreement, incorporated by reference to Exhibit 10.1 to our Form 8-K filed on March 22, 2011.
14	Code of Ethics, incorporated by reference to Exhibit 14.1 to our Form 10-KSB filed on April 14, 2004.
16.1	Letter regarding change in certifying accountants, dated February 14, 2002, incorporated by reference to Exhibit 16 to our Form 8-K filed on February 15, 2002.
16.2	Letter regarding change in certifying accountants dated December 22, 2005, incorporated by reference to Exhibit 16.1 to our Form 8-K/A filed on January 24, 2006.
21.1	Subsidiaries.
23.1	Consent of Haskell & White LLP, Independent Registered Public Accounting Firm.
24	Power of Attorney (included on the Signature Page).
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of CEO and CFO pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

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

April 10, 2012

By:	/s/ Paul T. Anthony
Paul T. Anthony
Chief Financial Officer and
Principal Financial Officer

April 10, 2012

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Joseph J. Flynn	Chief Executive Officer	April 10, 2012
Joseph J. Flynn	(Principal Executive Officer and Director)

/s/ Paul T. Anthony	Chief Financial Officer	April 10, 2012
Paul T. Anthony	(Principal Financial Officer and Accounting Officer)

/s/ Edward Case	Director	April 10, 2012
Edward Case

/s/ Michael Joyce	Director	April 10, 2012
Michael Joyce

/s/ John D. Pace	Director	April 10, 2012
John D. Pace	(Non-executive Chairman of the Board)

/s/ Max Poll	Director	April 10, 2012
Max Poll

/s/ Mark St. Clare	Director	April 10, 2012
Mark St. Clare

/s/ Michael Vanderhoof	Director	April 10, 2012
Michael Vanderhoof

EXHIBIT INDEX

No.	Item

2.1	Agreement and Plan of Reorganization dated as of November 20, 2001, by and between Auxilio and e-Perception, Inc., incorporated by reference to Exhibit 1.1 to our Form 8-K filed on January 24, 2002.
2.2
Agreement and Plan of Merger, dated April 1, 2004, by and between Auxilio, PPVW Acquisition Corporation, and Alan Mayo & Associates, Inc., incorporated by reference to Exhibit 2.1 to our Form 8-K filed on April 16, 2004.

3.1	Articles of Incorporation of Auxilio, as amended, incorporated by reference to Exhibit 3.1 to our Form 10-KSB filed on April 19, 2005.
3.2	Bylaws of Auxilio, incorporated by reference to Exhibit 2 to our Form 10-SB filed on October 1, 1999.
4.1
Subscription Agreement, dated January 9, 2002, by and among Auxilio and each of the stockholders of e-Perception, Inc., incorporated by reference to Exhibit 1.1 to our Form 8-K filed on January 24, 2002.

4.2
Form of Subscription Agreement entered into between April 6, 2009 and April 15, 2009 with Michael Vanderhoof and Edward B. Case, incorporated by reference to Exhibit 4.1 of our Form 8-K filed on May 14,  2009.

10.1	Auxilio’s 2001 Stock Option Plan, incorporated by reference to Exhibit 4.1 to our Form S-8 filed on March 3, 2011.*
10.1.1	Form of Stock Option Agreement under Auxilio’s 2001 Stock Option Plan, incorporated by reference to Exhibit 4.6 to our Form S-8 filed on March 3, 2011.*
10.2	Auxilio’s 2003 Stock Option Plan, incorporated by reference to Exhibit 4.2 to our Form S-8 filed on March 3, 2011.*
10.2.1	Form of Stock Option Agreement under Auxilio’s 2003 Stock Option Plan, incorporated by reference to Exhibit 4.7 to our Form S-8 filed on March 3, 2011.*
10.3	Auxilio’s 2004 Stock Option Plan, incorporated by reference to Exhibit 4.3 to our Form S-8 filed on March 3, 2011.*
10.3.1	Form of Stock Option Agreement under Auxilio’s 2004 Stock Option Plan, incorporated by reference to Exhibit 4.8 to our Form S-8 filed on March 3, 2011.*
10.4	Auxilio’s 2007 Stock Option Plan, incorporated by reference to Exhibit 4.4 to our Form S-8 filed on March 3, 2011.*
10.5	Amendment to Auxilio 2007 Stock Option Plan, incorporated by reference to Exhibit 4.5 to our Form S-8 filed on March 3, 2011.*
10.5.1	Form of 2007 Stock Option Agreement, incorporated by reference to Exhibit 4.9 to our Form S-8 filed on March 3, 2011.*
10.6	Auxilio’s 2011 Stock Incentive Plan, incorporated by reference to Exhibit 4.1 to our Form S-8 filed on August 24, 2011.*
10.6.1	Form of Auxilio’s 2011 Stock Option Agreement under the 2011 Stock Incentive Plan, incorporated by reference to Exhibit 4.3 to our Form S-8 filed on August 24, 2011.*
10.6.2	Form of Restricted Stock Agreement under the Auxilio 2011 Stock Incentive Plan, incorporated by reference to Exhibit 4.4 to our Form S-8 filed on August 24, 2011.*
10.7	Asset Purchase Agreement between Workstream USA, Inc., Workstream, Inc. and PeopleView, Inc. dated March 8,.2004, incorporated by reference to Exhibit 2.1 to our Form 8-K filed on April 2, 2004.
10.8
Addendum dated as of May 27, 2004 to Asset Purchase Agreement dated March 17th, 2004 between Workstream Inc. Workstream USA, Inc. and PeopleView, Inc., incorporated by reference to Exhibit 2.1 to our Form 8-K/A filed on August 3, 2004.

10.9	Standard Office Lease Agreement, dated November 12, 2009, by and between Auxilio and Realty Associates Fund V L.P., incorporated by reference to Exhibit 10.15 to our Form 10-K filed on March 31, 2010.
10.10	Consulting Agreement, dated August 10, 2009, by and between John D. Pace and Auxilio, incorporated by reference to Exhibit 10.1 to our Form 8-K filed on August 13, 2009.
10.11	Executive Employment Agreement, effective January 1, 2012, by and between Auxilio and Joseph Flynn, incorporated by reference to Exhibit 10.2 to our Form 8-K filed on December 23, 2011.
10.12	Executive Employment Agreement, effective January 1, 2012, by and between Auxilio and Paul T. Anthony, incorporated by reference to Exhibit 10.1 to our Form 8-K filed on December 23, 2011.
10.13	Form of 8% Convertible Promissory Note, dated July 29, 2011, incorporated by reference to Exhibit 10.1 to our Form 8-K filed on August 3, 2011.
10.14	Form of Warrant to Purchase Common Stock, dated July 29, 2011, incorporated by reference to Exhibit 10.2 to our Form 8-K filed on August 3, 2011.
10.15	Placement Agent Warrant to Purchase Common Stock, dated July 29, 2011, incorporated by reference to Exhibit 10.3 to our Form 8-K filed on August 3, 2011.
10.16	Form of Security Agreement, dated July 29, 2011, incorporated by reference to Exhibit 10.4 to our Form 8-K filed on August 3, 2011.
10.17	Form of Registration Rights Agreement, dated July 29, 2011, incorporated by reference to Exhibit 10.5 to our Form 8-K filed on August 3, 2011.
10.18	Form of Investment Unit Purchase Agreement, dated July 29, 2011, incorporated by reference to Exhibit 10.6 to our Form 8-K filed on August 3, 2011.
10.19	Common Stock Warrant dated April 1, 2011, issued to Joseph Flynn, incorporated by reference to Exhibit 10.1 to our Form 8-K filed on April 4, 2011.
10.20	Form of Agent Warrant to purchase shares of Common Stock, incorporated by reference to Exhibit 10.1 to our Form 8-K filed on March 22, 2011.
10.21	Form of Subscription Agreement, incorporated by reference to Exhibit 10.1 to our Form 8-K filed on March 22, 2011.
14	Code of Ethics, incorporated by reference to Exhibit 14.1 to our Form 10-KSB filed on April 14, 2004.
16.1	Letter regarding change in certifying accountants, dated February 14, 2002, incorporated by reference to Exhibit 16 to our Form 8-K filed on February 15, 2002.
16.2	Letter regarding change in certifying accountants dated December 22, 2005, incorporated by reference to Exhibit 16.1 to our Form 8-K/A filed on January 24, 2006.
21.1	Subsidiaries.
23.1	Consent of Haskell & White LLP, Independent Registered Public Accounting Firm.
24	Power of Attorney (included on the Signature Page).
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of CEO and CFO pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

*           Each of these Exhibits constitutes a management contract, compensatory plan or arrangement.