Form 10-Q
period 2012-03-31
AUXILIO INC
filed 2012-05-15
CIK 1011432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 [X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares of the issuer's common stock, $0.001 par value, outstanding as of May 14, 2012 was 19,545,309.

AUXILIO, INC.
FORM 10-Q

 PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31, 2012	DECEMBER 31, 2011
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$1,031,455	$1,832,115
Accounts receivable, net	2,432,170	2,032,738
Supplies	656,202	651,874
Prepaid and other current assets	102,735	74,977
Total current assets	4,222,562	4,591,704

Property and equipment, net	201,799	191,810
Deposits	36,288	28,013
Loan acquisition costs	204,649	226,576
Goodwill	1,517,017	1,517,017
Total assets	$6,182,315	$6,555,120

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$3,320,662	$2,757,670
Accrued compensation and benefits	1,186,054	1,031,748
Deferred revenue	343,940	381,767
Current portion of capital lease obligations	75,414	49,881
Total current liabilities	4,926,070	4,221,066

Long-term liabilities:
Convertible notes payable, net of discount of $329,000 and $364,250 at March 31, 2012 and December 31, 2011, respectively	1,521,000	1,485,750
Derivative warrant liability	229,000	126,000
Derivative additional investment rights liability	422,000	235,000
Capital lease obligations less current portion	70,378	80,735
Total long-term liabilities	2,242,378	1,927,485

Commitments and contingencies	-	-

Stockholders' (deficit) equity:
Common stock, par value at $0.001, 33,333,333 shares authorized, 19,449,783 and 19,449,783 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	19,451	19,451
Additional paid-in capital	21,121,254	20,894,653
Accumulated deficit	(22,126,838)	(20,507,535)
Total stockholders' (deficit) equity	(986,133)	406,569
Total liabilities and stockholders’ equity	$6,182,315	$6,555,120

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2012	2011
Revenues	$6,537,980	$4,683,101
Cost of revenues	6,188,080	4,339,212
Gross profit	349,900	343,889
Operating expenses:
Sales and marketing	692,209	358,140
General and administrative expenses	888,236	844,640
Total operating expenses	1,580,445	1,202,780
Loss from operations	(1,230,545)	(858,891)
Other income (expense):
Interest expense	(97,442)	(3,236)
Interest income	284	406
Change in fair value of derivative liabilities	(290,000)	-
Total other income (expense)	(387,158)	(2,830)
Loss before provision for income taxes	(1,617,703)	(861,721)
Income tax expense	1,600	2,400
Net loss	$(1,619,303)	$(864,121)

Net loss per share:
Basic	$(0.08)	$(0.04)
Diluted	$(0.08)	$(0.04)

Number of weighted average shares:
Basic	19,449,783	19,336,651
Diluted	19,449,783	19,336,651

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2012
(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2011	19,449,783	$19,451	$20,894,653	$(20,507,535)	$406,569
Stock compensation expense for options and warrants granted to employees and directors	-	-	91,716	-	91,716
Restricted stock granted for marketing services	-	-	134,885	-	134,885
Net loss	-	-	-	(1,619,303)	(1,619,303)
Balance at March 31, 2012	19,449,783	$19,451	$21,121,254	$(22,126,838)	$(986,133)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(1,619,303)	$(864,121)
Adjustments to reconcile net loss to net cash used for
operating activities:
Depreciation	25,608	33,782
Stock compensation expense for warrants and options issued to employees and directors	91,716	85,779
Fair value of restricted stock granted for marketing services	134,885	-
Change in fair value of derivative liabilities	290,000	-
Interest expense related to accretion of debt discount costs	35,250	-
Interest expense related to amortization of loan acquisition costs	21,927	-
Changes in operating assets and liabilities:
Accounts receivable	(399,432)	(198,433)
Supplies	(4,328)	(22,107)
Prepaid and other current assets	(27,758)	132,442
Deposits	(8,275)	-
Accounts payable and accrued expenses	562,992	153,504
Accrued compensation and benefits	154,306	(128,962)
Deferred revenue	(37,827)	(12,693)
Net cash used for operating activities	(780,239)	(820,809)
Cash flows from investing activities:
Purchases of property and equipment	(4,297)	-
Net cash used for investing activities	(4,297)	-
Cash flows from financing activities:
Payments on capital leases	(16,124)	(10,973)
Net proceeds from issuance of common stock	-	-
Net cash used for financing activities	(16,124)	(10,973)
Net decrease in cash and cash equivalents	(800,660)	(831,782)
Cash and cash equivalents, beginning of period	1,832,115	2,249,907
Cash and cash equivalents, end of period	$1,031,455	$1,418,125

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Three Months Ended March 31,
	2012	2011
Supplemental disclosure of cash flow information:

Interest paid	$40,403	$3,236

Income taxes paid	$2,380	$1,117

Non-cash investing and financing activities:

Property and equipment acquired through capital leases	$31,300	$12,852

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2012 AND 2009
(UNAUDITED)

1.           BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Auxilio, Inc. and its subsidiaries (the “Company”, “we”, “us” or “Auxilio”) have been prepared in accordance with generally accepted accounting principles of the United States of America (“GAAP”) for interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, these financial statements do not include all of the information and notes required by GAAP for complete financial statements.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission (“SEC”) on April 10, 2012.

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) that are, in the opinion of management, necessary to state fairly our financial position and results of operations as of and for the periods presented.  The results for such periods are not necessarily indicative of the results to be expected for the full year.

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

For the three months ended March 31, 2012, our cash reserves combined with the cash generated from revenues was sufficient to cover its operating expenses. However, no assurances can be given that we can continue to generate sufficient revenues. We believe that the availability of funds from equity offerings and a a recently added accounts receivable line of credit, the growth of its customer base and cost containment efforts will enable us to generate positive operating cash flows and to continue our operations.

The financial services industry and the U.S. economy as a whole have been experiencing a period of substantial turmoil and uncertainty characterized by unprecedented intervention by the United States federal government and the failure, bankruptcy, or sale of various financial and other institutions. The impact of these events on our business and the severity of the current economic crisis is uncertain. It is possible that the current crisis in the global credit markets, the financial services industry and the U.S. economy may adversely affect our business, vendors and prospects as well as our liquidity and financial condition.  As a result no assurances can be given as to our ability to increase its customer base and generate positive cash flows.  Although we have been able to raise additional working capital through convertible note agreements and private placement offerings of its common stock, we may not be able to continue this practice in the future nor may we be able to obtain additional working capital through other debt or equity financings. In the event that sufficient capital cannot be obtained, we may be forced to significantly reduce operating expenses to a point that would be detrimental to our business operations and business development activities. These courses of action may be detrimental to our business prospects and result in material changes to its operations and financial position.  In the event that any future financing should take the form of the sale of equity securities, the current equity holders may experience dilution of their investments.

The accompanying financial statements include the accounts of Auxilio and its wholly owned subsidiaries.  All intercompany balances and transactions have been eliminated.

We have performed an evaluation of subsequent events through the date of filing these financial statements with the SEC.

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

3.           OPTIONS AND WARRANTS

Below is a summary of Auxilio stock option and warrant activity during the three month period ended March 31, 2012:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2011	5,367,053	$1.03
Granted	391,500	1.10
Exercised	-	-
Cancelled	(10,469)	1.05
Outstanding at March 31, 2012	5,748,084	$1.03	6.24	$1,501,069
Exercisable at March 31, 2012	3,912,417	$1.07	5.01	$971,375

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2011	3,982,508	$1.40
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding at March 31, 2012	3,982,508	$1.40	2.54	$429,400
Exercisable at March 31, 2012	2,107,508	$1.37	2.54	$377,400

During the three months ended March 31, 2012, we granted a total of 391,500 options to its employees and directors to purchase shares of our common stock at an exercise price range of $0.76 to $1.39 per share. The exercise price equals the fair value of our stock on the grant date.  The options have graded vesting annually over three years starting January 2012.  The fair value of the options was determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.07 to 0.11%; (ii) estimated volatility of 73.70% to 82.48%; (iii) dividend yield of 0.0%; and (iv) expected life of the options of three years.

In November 2008 we entered into a five year joint marketing agreement with Sodexo Operations, LLC, (“Sodexo”) to provide our document services to Sodexo’s healthcare customer base in the United States.  Sodexo will invest in sales and marketing resources and assist us with marketing their document services to Sodexo’s US healthcare customer base of more than 1,600 hospitals.  Under the terms of the agreement we expect to provide Sodexo with warrants to purchase up to two million shares of the Company’s common stock at a price of $1.50 per share.  The first one hundred and fifty thousand warrants vested in June 2009. An additional 175,000 vested in July 2010 upon the signing of a new customer contract. The balance of the warrants will vest in increments of between 75,000 and 500,000 shares dependent on the size and number of the new customer contracts that we enter into as a direct result of this agreement. The expense associated with these performance based warrants will be recognized when they are earned.

For the three months ended March 31, 2012 and 2011, stock-based compensation expense recognized in the statement of operations was as follows:

	2012	2011
Cost of revenues	$25,302	$36,124
Sales and marketing	9,354	4,891
General and administrative expenses	57,060	44,764
Total stock based compensation expense	$91,716	$85,779

4.           RESTRICTED STOCK

On May 11, 2011, we amended the joint marketing agreement with Sodexo.  Under the revised agreement, Sodexo will provide additional sales and marketing resources and will expand the marketing effort directed towards existing or potential Sodexo hospital clients.  The term of the agreement is extended to December 31, 2014.  Upon signing the amended agreement, we granted 200,000 shares of restricted stock to Sodexo.  These shares vest as follows:  66,667 immediately, 66,667 on May 11, 2013 and 66,666 on May 11, 2014.  The immediately vested shares resulted in a charge to marketing expense of $54,667.  The cost of the remaining shares will be recognized over the vesting periods using the current market price of the stock at each periodic reporting date.  For the three months ended March 31, 2012, the cost recognized for these unvested shares totaled $32,254.  Sodexo will be granted additional restricted stock for new sales resulting from these efforts.  Through March 31, 2012, no additional restricted stock has been granted to Sodexo. Under the amended joint marketing agreement Sodexo will also receive a quarterly commission based on actual revenues derived from these new accounts over the life of the contract along with an annual marketing fee based on  total revenues received by the Company, excluding for certain existing accounts. For the three months ended March 31, 2012, commissions and marketing fees due to Sodexo totaled $54,681.

In January 2011, we entered into an independent contractor services agreement with a sales channel partner to provide us marketing services. In March 2012, this sales channel partner became fully vested in a grant of 85,526 restricted stock units provided for in the agreement. The cost recognized for the 85,526 restricted stock units was $102,631.

5.           NET LOSS PER SHARE

Basic net (loss) income per share is calculated using the weighted average number of shares of our common stock issued and outstanding during a certain period, and is calculated by dividing net (loss) income by the weighted average number of shares of our common stock issued and outstanding during such period. Diluted net income per share is calculated using the weighted average number of common and potentially dilutive common shares outstanding during the period, using the as-if converted method for secured convertible notes, and the treasury stock method for options and warrants. Diluted net loss per share does not include potentially dilutive securities because such inclusion in the computation would be anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2012	2011
Numerator:
Net loss	$(1,619,303)	$(864,121)

Denominator:
Denominator for basic calculation weighted average shares	19,449,783	19,336,651

Dilutive common stock equivalents:
Options and warrants	-	-

Denominator for diluted calculation weighted average shares	19,449,783	19,336,651

Net loss per share:

Basic net loss per share	$(0.08)	$(0.04)

Diluted net loss per share	$(0.08)	$(0.04)

6.           ACCOUNTS RECEIVABLE

A summary as of March 31, 2012 is as follows:

Trade receivable	$2,655,743
Customer advances	(223,573)
Allowance for doubtful accounts	-
Total accounts receivable	$2,432,170

7.         CONVERTIBLE NOTES PAYABLE

Effective July 29, 2011, we closed on a private offering of secured convertible notes and warrants (“Units”) for gross proceeds of $1,850,000.  Each of the Units consists of (i) a $5,000 secured convertible promissory note (each a “Note” and collectively “Notes”) and (ii) a warrant (each a “Warrant” and collectively “Warrants”) to purchase 1,000 shares of our Common Stock at $1.50 per share.  The Notes mature July 29, 2014 and are secured by our tangible and intangible assets.  The Notes accrue interest at a rate of eight percent (8%) per annum, compounded annually, and the interest on the outstanding balance of the Notes is payable no later than thirty (30) days following the close of each calendar quarter.  The Notes are convertible into 1,850,000 shares of Common Stock.  The Warrants expire April 29, 2016 and are exercisable to purchase up to 370,000 shares of our Common Stock. We additionally granted piggyback registration rights to the investors in this offering.  Several members of our Board, including John Pace, Michael Joyce, Mark St. Clare and Michael Vanderhoof, participated in the offering.

We may call the Notes for prepayment (“Call Option”) if (a) our Common Stock closes at or above $2.00 per share for 20 consecutive days; and (b) our Common Stock has had daily trading volume at or above 100,000 shares for the same 20 consecutive days.  Investors shall have 60 days from the date on which we call the Notes to convert the Notes (thereafter we may prepay any outstanding Notes).

At any time prior to the maturity date, the holders of the Notes may elect to convert all or part of the unpaid principal amount of the Notes and any unpaid interest accrued thereon, into shares of our Common Stock. The conversion price will be $1.00 per share of Common Stock, subject to adjustment upon the occurrence of certain capital events.  If (a) there is any transaction, or a series of transactions, that results, directly or indirectly, in the transfer of 100% of Auxilio including, without limitation, any sale of stock, sale of assets, sale of membership interests, merger or consolidation, reorganization, recapitalization or restructuring, tender or exchange offer, negotiated purchase or  leveraged buyout, and (b) the per share price of our Common Stock in such transaction equals or exceeds $1.00, then the Notes will be automatically converted into our Common Stock.

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

Interest charges associated with the convertible notes payable, including amortization of the discounts and loan acquisition costs totaled $94,177 for the three month ended March 31, 2012.

We also agreed to pay Cambria Capital, LLC a placement fee of $149,850 in sales commissions, reimburse for costs associated with the placement of the Units and to issue a warrant to purchase up to 199,800 shares of Common Stock exercisable at a price of $1.50 per share.  Cambria Capital, LLC is an affiliate of Michael Vanderhoof, a member of the Board. The engagement of Cambria Capital, LLC, the payment of the placement fee and the issuance of the warrant to Cambria Capital, LLC were approved by a majority of the disinterested members of the Board. We additionally granted piggyback registration rights to Cambria Capital, LLC that are the same as those afforded to the investors in the offering.

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

Derivative Warrant Liability

We have warrants outstanding that were issued in connection with the convertible notes payable financing that have potentially variable terms that could allow for the reduction in the exercise price of the warrants in the event that, prior to July 29, 2012, we complete an additional round of debt financing with new investors that calls for better economic terms. We accounted for these warrants in accordance with FASB ASC Topic 815.

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

The revaluation of these warrants at the end of the reporting period resulted in the recognition of a $103,000 charge within our consolidated statements of operations for the three months ended March 31, 2012, under the caption “Change in fair value of derivative liabilities”.  The fair value of these warrants at March 31, 2012 was $229,000, which is reported on the consolidated balance sheet under the caption “Derivative Warrant Liability”.

Fair Value Assumptions Used in Accounting for Derivative Warrant Liability

We have determined our derivative warrant liability to be a Level 3 fair value measurement.  The fair value as of December, 2011 and March 31, 2012 required the data inputs listed in the table below:

	December 31, 2011	March 31, 2012
Exercise price	$1.50	$1.50
Term (years)	4.33	4.08
Risk-free interest rate	0.83%	1.04%
Estimated volatility	79%	76%
Dividend rate	-0-	-0-
Stock price	$0.76	$1.20

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

The revaluation of the Additional Investment Rights at each reporting period resulted in the recognition of a $187,000 charge within our consolidated statements of operations for the three months ended March 31, 2012, under the caption “Change in fair value of derivative liabilities”.  The fair value of the Additional Investments Rights at March 31, 2012 was $422,000, which is reported on the consolidated balance sheet under the caption “Derivative Additional Investment Rights Liability”.

Fair Value Assumptions Used in Accounting for Derivative Additional Investment Rights Liability

We have determined that our derivative additional investment rights liability to be a Level 3 fair value measurement.  The fair value as of December 31, 2011and March 31, 2012 required the data inputs listed in the table below:

	December 31, 2011	March 31, 2012
Conversion price (range)	$1.00-$2.00	$1.00-$2.00
Term (years)	2.58	2.33
Risk-free interest rate	0.36%	0.51%
Estimated volatility	79%	76%
Dividend rate	-0-	-0-
Stock price	$0.76	$1.20

9.           EMPLOYMENT AGREEMENTS

On August 5, 2009, our Board appointed Mr. Joseph J. Flynn as our President and Chief Executive Officer (“CEO”) effective August 31, 2009.  Mr. Flynn has served as a member of our Board since 2003.  He previously held the position of our President and CEO from 2003 to 2006, having resigned to take a position as the Vice President of the Sport Group for the Nielsen Company.  In connection with his appointment as President and CEO, we entered into an Executive Employment Agreement with Mr. Flynn, effective as of August 31, 2009 (the “Flynn Employment Agreement”).  The Flynn Employment Agreement provides that Mr. Flynn will be employed by us as President and CEO, for an initial term beginning on August 31, 2009 and ending on December 31, 2011, at an initial base salary of $250,000, up to $100,000 per year incentive compensation and options for 250,000 shares as more specifically set forth in the Flynn Employment Agreement.  Upon termination of Mr. Flynn’s employment by us other than for cause or by Mr. Flynn for good reason, we shall continue paying Mr. Flynn’s salary for six months and accelerate the vesting of Company options and/or warrants issued to Mr. Flynn.

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

Major Customers

Our three largest customers accounted for approximately 47% of our revenues for the three months ended March 31, 2012.  Net accounts receivable for these customers totaled a balance of approximately $116,000 as of March 31, 2012. Our two largest customers accounted for approximately 43% of our revenues for the three months ended March 31, 2011.

11.           SEGMENT REPORTING

We have adopted ASC 280, “Segment Reporting”. Since we operate in one business segment based on our integration and management strategies, segment disclosure has not been presented.

12.           GOODWILL

We performed an impairment test of goodwill as of December 31, 2011 determining that its estimated fair value based on its market capitalization was greater than our carrying amount including goodwill. We did not perform step 2 since the fair value was greater than the carrying amount.

Although the Company has experienced a net loss for the three months ended March 31, 2012, these losses were a direct result of operating expenses related to improved sales efforts that recently resulted in Auxilio closing six new recurring revenue contracts.  As a result Management did not feel it was necessary to perform an interim impairment test.

13.           SUBSEQUENT EVENTS

On May 4, 2012, we closed a transaction with AvidBank Corporate Finance, a Division of Avidbank (“AvidBank”) pursuant to a Loan and Security Agreement (the “Loan and Security Agreement”) among the Company, its wholly-owned subsidiary, Auxilio Solutions, Inc., and AvidBank.  Pursuant to the Loan and Security Agreement, the parties agreed that the effective date of the Loan and Security Agreement is April 19, 2012.  The Loan and Security Agreement provides us with a revolving line-of-credit up to $2.0 million at an interest rate of prime plus 3.75%; provided, however that at no time shall the rate be less than seven percent (7.0%) per annum.  The amount available to us at any given time is the lesser of (a) $2.0 million, or (b) the amount available under our borrowing base (80% of our eligible accounts, minus (1) accrued client lease payables, and minus (2) accrued equipment pool liability).  While there are outstanding credit extensions, we must maintain a minimum balance of unrestricted cash and cash equivalents at AvidBank of at least $400,000, measured on a monthly basis, and our maximum quarterly consolidated adjusted EBITDA loss must not exceed: $1,000,000 for the quarter ended March 31, 2012, $250,000 for the quarter ending June 30, 2012, $500,000 for the quarter ending September 30, 2012, and $100,000 for the quarter ending December 31, 2012.  We covenanted not to, among other things, (a) dispose of assets (other than in the ordinary course), (b) change our business, (c) change our CEO or CFO, (d) merge or consolidate with any other person, (e) acquire all or substantially all of the capital stock or property of another person, or (f) become liable for any indebtedness (other than permitted indebtedness, as set forth in the Loan and Security Agreement).   The foregoing description is qualified in its entirety by reference to the Loan and Security Agreement, which is found in our 8-K filing on May 8, 2012 as Exhibit 10.1 and is incorporated herein by reference.

In connection with our entry into the Loan and Security Agreement, we granted AvidBank (a) a general, first-priority security interest in all of our assets, equipment and inventory, and (b) a security interest in all of our intellectual property under an Intellectual Property Security Agreement.  Each holder of convertible promissory notes issued in a private offering in July 2011 agreed to subordinate its right of payment and security interest in and to our assets to AvidBank throughout the term of the Loan and Security Agreement pursuant to a subordination agreement.  In addition, we issued AvidBank a 5-year warrant to purchase up to 72,098 shares of our common stock at an exercise price of $1.387 per share, as additional consideration for the Loan and Security Agreement.  The foregoing descriptions are qualified in their entirety by reference to related agreements.  These agreements are found in our 8-K filing on May 8, 2012 as Exhibits 10.2, 10.3 and 10.4, respectively, and are incorporated herein by reference.

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

Readers should carefully review the risk factors described below under the heading “Risk Factors”  and in other documents we file from time to time with the SEC, including our Form 10-K for the fiscal year ended December 31, 2011.  Our filings with the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those filings, pursuant to Sections 13(a) and 15(d) of the Exchange Act, are available free of charge at www.auxilioinc.com, when such reports are available at the SEC web site.

OVERVIEW

Prior to March 2004, Auxilio, Inc., then operating under the name PeopleView, Inc., developed, marketed and supported web based assessment and reporting tools and provided consulting services that enabled companies to manage their Human Capital Management needs in real-time.  In March 2004, we decided to change our business strategy and sold the PeopleView business to Workstream, Inc. (“Workstream”). Following completion of the sale of PeopleView, Inc. to Workstream, the we focused our business strategy on providing outsourced image management services to healthcare facilities.

To facilitate this strategy, we acquired Alan Mayo & Associates, dba The Mayo Group (“The Mayo Group” or “TMG”) in April 2004. TMG is a provider of integration strategies and outsourced services for document image management in healthcare facilities. It was this acquisition that formed the basis of our current operations.

We now provide total outsourced document and image management services and related financial and business processes for major healthcare facilities. Our proprietary technologies and unique processes assist hospitals, health plans and health systems with strategic direction and services that reduce document image expenses, increase operational efficiencies and improve the productivity of their staff. Our analysts, consultants and resident hospital teams work with senior hospital financial management and department heads to determine the best possible long term strategy for managing the millions of document images produced by their facilities on an annual basis. Our document image management programs help our clients achieve measurable savings and a fully outsourced document image management process. Our target market includes medium to large hospitals, health plans and healthcare systems.

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

• Revenue recognition and deferred revenue

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

We enter into arrangements that include multiple deliverables, which typically consist of the sale of Multi-Function Device (“MFD”) equipment and a support services contract.  We account for each element within an arrangement with multiple deliverables as separate units of accounting.  Revenue is allocated to each unit of accounting under the guidance of FASB ASC Topic 605-25, Multiple-Deliverable Revenue Arrangements, which provides criteria for separating consideration in multiple-deliverable arrangements by establishing a selling price hierarchy for determining the selling price of a deliverable.  The selling price used for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE nor third-party evidence is available.  We are required to determine the best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis.    We generally do not separately sell MFD equipment or service on a standalone basis.  Therefore, we do not have VSOE for the selling price of these units. As we purchase the equipment, we have third-party evidence of the cost of this element.  We estimate the proceeds from the arrangement to allocate to the service unit based on historical cost experiences.  Based on the relative costs of each unit to the overall cost of the arrangement, we utilize the same relative percentage to allocate the total arrangement proceeds.

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

• Impairment of intangible assets

The Company performs an impairment test of goodwill at least annually or on an interim basis if any triggering events occur that would merit another test. The impairment test compares our estimate of our fair value based on its market capitalization to the Company’s carrying amount including goodwill. We have not had to perform step 2 of the impairment test because the fair value has exceeded the carrying amount.

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

• Derivative Liabilities

Our derivative warrants and additional investment rights liabilities are measured at fair value using the Black-Scholes valuation model which takes into account, as of the measurement date, factors including the current exercise price, the term of the instrument, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the term of the item. These derivative liabilities are revalued at each reporting period and changes in fair value are recognized currently in the consolidated statements of operations under the caption “Change in fair value of derivative liabilities.”

You should refer to our Annual Report on Form 10-K filed on April 10, 2012 for a discussion of our critical accounting policies.

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Revenue

Revenue increased by $1,854,879 to $6,537,980 for the three months ended March 31, 2012, as compared to the same period in 2011.  The increase is primarily a result of the addition of three new recurring revenue contracts between August 2011 and February 2012. Meanwhile we have maintained all of our current customers, though we have negotiated lower rates for some of them. Equipment sales to date in 2012 were approximately $630,000 as compared to approximately $137,000 for the same period in 2011. The increase was predominantly from a multiple deliverable arrangement to a new customer. Under the contract, we are limited to billing for the equipment at our cost. We limit our revenue recognition of delivered equipment to the extent of funds received for such equipment, and thus only recognize revenue for equipment to the extent of cost for this contract.

Cost of Revenue

Cost of revenue consists of document imaging equipment, parts, supplies and salaries and expenses of field services personnel.  Cost of revenue was $6,188,080 for the three months ended March 31, 2012, as compared to $4,339,212 for the same period in 2011. The increase in the cost of revenue for the first quarter of 2012 is attributed primarily to the addition of three new recurring revenue contracts between August 2011 and February 2012. We incurred approximately $350,000 in additional staffing and approximately $150,000 in additional one-time travel related costs in connection with the implementation of new customers.  Service and supply costs increased by approximately $670,000 primarily as a result of our new customers. Equipment costs, which includes equipment provided under the recurring service contracts and equipment sold, increased by approximately $660,000 in 2012, primarily as a result of the increase in equipment sales to a new customer.

We expect higher cost of revenues at the start of our engagement with most new customers. In addition to the costs associated with implementing our services, we absorb our new customer’s legacy contracts with third-party vendors. As we implement our programs we strive to improve upon these legacy contracts and thus reduce costs over the term of the contract. Given the varying expiration dates of these vendor contracts and the amount of savings being specific to each arrangement, we cannot predict our anticipated profit margins as these legacy contracts come up for renewal. We anticipate this trend to continue but anticipate overall increase in cost revenues sold as a result of the expansion of our customer base.

Sales and Marketing

Sales and marketing expenses include salaries, commissions and expenses for sales and marketing personnel, travel and entertainment, and other selling and marketing costs.  Sales and marketing expenses were $692,209 for the three months ended March 31, 2012, as compared to $358,140 for the same period in 2011.  Staffing costs including commissions increased approximately $130,000 in the first quarter of 2012 due to a more aggressive sales and marketing effort to obtain new clients. In 2012 we incurred a marketing expense of approximately $102,000 in the form of restricted stock units to a sales channel partner in connection with obtaining a new client. In 2012 we also incurred marketing fees totaling approximately $86,000 to Sodexo in connection with the amended joint marketing agreement we have with them.

General and Administrative

General and administrative expenses include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses and other administrative costs. General and administrative expenses increased by $43,596 to $888,236 for the three months ended March 31, 2012, as compared to $844,640 for the three months ended March 31, 2011.  General and administrative expenses increased primarily as a result of increases in staffing headcount to handle the increased size of our business.

Other Income (Expense)

Interest expense for the three months ended March 31, 2012 was $97,442, compared to $3,236 for the same period in 2011. The increase is a result of the convertible debt borrowing consummated in July 2011.

Interest income is primarily derived from short-term interest-bearing securities and money market accounts.  Interest income for the three months ended March 31, 2012 was $284, as compared to $406 for the same period in 2011, due to a decrease in the amount of invested cash.

The change in the fair value of derivative liabilities totaled to a cost of $290,000 for the three months ended March 31, 2012. This cost is primarily a result of the change in our stock price between December 31, 2011 and March 31, 2012. There was no such charge for the three months ended March 31, 2011 because there was no derivative liability at that time.

Income Tax Expense

Income tax expense for each of the three months ended March 31, 2012 and March 31, 2011, was $1,600 and $2,400 respectively, which represents the minimum tax liability due for required state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2012, our cash and cash equivalents were $1,031,455 and our working capital deficit was $703,508.  Our principal cash requirements are for operating expenses, including equipment, supplies, employee costs, and capital expenditures and funding of the operations. Our primary sources of cash are service and equipment sale revenues, the exercise of options and warrants and the sale of common stock.

During the three months ended March 31, 2012, our cash used for operating activities amounted to $780,239, as compared to $820,809 used for operating activities for the same period in 2011.  The cash used for operating activities for both periods was primarily due to the costs incurred to implement our new recurring revenue contracts.

We expect to close additional recurring revenue contracts to new customers throughout 2012. Because we expect higher cost of revenues at the start of our engagement with most new customers, we have entered into an accounts receivable line of credit with a commercial bank. We may seek additional financing, which may include debt and/or equity financing or funding through third party agreements. There can be no assurance that any additional financing will be available on acceptable terms, if at all. Any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants. Management believes that cash generated from debt and/or equity financing arrangements along with funds from operations will be sufficient to sustain our business operations over the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

Our off-balance sheet arrangements consist primarily of conventional operating leases, purchase commitments and other commitments arising in the normal course of business, as further discussed below under “Contractual Obligations and Contingent Liabilities and Commitments.” As of March 31, 2012, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

As of March 31, 2012, expected future cash payments related to contractual obligations and commercial commitments were as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Convertible notes	$2,232,333	$148,000	$2,084,333	$-	$-
Capital leases	158,193	86,034	72,159	-	-
Operating leases	569,121	157,634	327,552	83,935	-
Total	$2,959,647	$391,668	$2,484,044	$83,935	$-

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

PART –II - OTHER INFORMATION

ITEM 1A.                      RISK FACTORS.

As of the date of this filing, there have been no material changes to the Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on April 10, 2012.

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

AUXILIO, INC.

Date: May 15, 2012	By:	/s/ Joseph J. Flynn
Joseph J. Flynn
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2012	By:	/s/ Paul T. Anthony
Paul T. Anthony
Chief Financial Officer
(Principal Accounting Officer)