Form 10-Q
period 2012-06-30
AUXILIO INC
filed 2012-08-14
CIK 1011432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares of the issuer’s common stock, $0.001 par value, outstanding as of August 14, 2012 was 19,595,309.

AUXILIO, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION
ITEM 1.                      FINANCIAL STATEMENTS.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2012	DECEMBER 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,581,398	$1,832,115
Accounts receivable, net	5,731,372	2,032,738
Supplies	829,124	651,874
Prepaid and other current assets	86,174	74,977
Total current assets	8,228,068	4,591,704

Property and equipment, net	204,197	191,810
Deposits	36,288	28,013
Loan acquisition costs	233,143	226,576
Goodwill	1,517,017	1,517,017
Total assets	$10,218,713	$6,555,120

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$5,973,124	$2,757,670
Accrued compensation and benefits	1,123,649	1,031,748
Line of credit	873,849	-
Deferred revenue	883,561	381,767
Current portion of capital lease obligations	82,311	49,881
Total current liabilities	8,936,494	4,221,066

Long-term liabilities:
Convertible notes payable, net of discount of $293,750 and $364,250 at June 30, 2012 and December 31, 2011, respectively	1,546,250	1,485,750
Derivative warrant liability	146,000	126,000
Derivative additional investment rights liability	300,000	235,000
Capital lease obligations less current portion	67,407	80,735
Total long-term liabilities	2,059,657	1,927,485

Commitments and contingencies	-	-

Stockholders’ (deficit) equity:
Common stock, par value at $0.001, 33,333,333 shares authorized, 19,595,309 and 19,449,783 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	19,597	19,451
Additional paid-in capital	21,356,622	20,894,653
Accumulated deficit	(22,153,657)	(20,507,535)
Total stockholders’ (deficit) equity	(777,438)	406,569
Total liabilities and stockholders’ equity	$10,218,713	$6,555,120

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
Revenues	$10,722,165	$4,803,793	$17,260,144	$9,486,894
Cost of revenues	9,323,015	4,019,128	15,511,094	8,358,340

Gross profit	1,399,150	784,665	1,749,050	1,128,554

Operating expenses:
Sales and marketing	559,543	467,265	1,251,753	825,406
General and administrative expenses	954,502	884,013	1,842,738	1,728,653

Total operating expenses	1,514,045	1,351,278	3,094,491	2,554,059

Loss from operations	(114,895)	(566,613)	(1,345,441)	(1,425,505)

Other income (expense):
Interest expense	(116,939)	(3,292)	(214,381)	(6,528)
Interest income	16	209	300	616
Change in fair value of derivative liabilities	205,000	-	(85,000)	-

Total other income (expense)	88,077	(3,083)	(299,081)	(5,912)

Loss before provision for income taxes	(26,818)	(569,696)	(1,644,522)	(1,431,417)

Income tax expense	-	-	(1,600)	(2,400)

Net loss	$(26,818)	$(569,696)	$(1,646,122)	$(1,433,817)

Net loss per share:
Basic	$(.00)	$(.03)	$(.08)	$(.07)
Diluted	$(.00)	$(.03)	$(.08)	$(.07)

Number of weighted average shares:
Basic	19,568,513	19,336,651	19,509,148	19,336,651
Diluted	19,568,513	19,336,651	19,509,148	19,336,651

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2012
(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2011	19,449,783	$19,451	$20,894,653	$(20,507,535)	$406,569
Stock compensation expense for options and warrants granted to employees and directors	-	-	212,810	-	212,810
Common stock granted for consulting services	50,000	50	52,450	-52,500
Restricted stock granted for marketing services	85,526	86	151,079	-	151,165
Warrants issued as loan acquisition costs related to convertible note payable	-	-	35,640	-	35,640
Conversion of convertible note payable	10,000	10	9,990	-	10,000
Net loss	-	-	-	(1,646,122)	(1,646,122)
Balance at June 30, 2012	19,595,309	$19,597	$21,356,622	$(22,153,657)	$(777,438)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(1,646,122)	$(1,433,817)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	54,095	67,071
Stock compensation expense for warrants and options issued to employees and directors	212,810	191,992
Fair value of common stock granted for consulting services	52,500	-
Fair value of restricted stock granted for marketing services	151,165	60,369
Change in fair value of derivative liabilities	85,000	-
Interest expense related to accretion of debt discount costs	70,500	-
Interest expense related to amortization of loan acquisition costs	53,938	-
Changes in operating assets and liabilities:
Accounts receivable	(3,698,634)	148,080
Supplies	(177,250)	20,906
Prepaid and other current assets	(11,197)	154,477
Deposits	(8,275)	-
Accounts payable and accrued expenses	3,215,454	24,316
Accrued compensation and benefits	91,901	(38,356)
Deferred revenue	501,794	(3,478)
Net cash used for operating activities	(1,052,321)	(808,440)
Cash flows from investing activities:
Purchases of property and equipment	(11,708)	(10,185)
Net cash used for investing activities	(11,708)	(10,185)
Cash flows from financing activities:
Net proceeds from line of credit agreement	873,849	-
Loan acquisition fees paid	(24,864)	-
Proceeds from advances on convertible debt offering	-	375,000
Payments on capital leases	(35,673)	(22,916)
Net cash provided by financing activities	813,312	352,084
Net decrease in cash and cash equivalents	(250,717)	(466,541)
Cash and cash equivalents, beginning of period	1,832,115	2,249,907
Cash and cash equivalents, end of period	$1,581,398	$1,783,366

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (CONTINUED)
(UNAUDITED)

	Six months ended June 30,
	2012	2011
Supplemental disclosure of cash flow information:
Interest paid	$90,726	$6,528
Income taxes paid	$3,590	$1,117
Non-cash investing and financing activities:
Property and equipment acquired through capital leases	$54,775	$38,217
Warrants issued as loan acquisition costs related to convertible note payable	$35,640	$-
Conversion of convertible note payable	$10,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2012 AND 2011
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

For the six months ended June 30, 2012, our cash reserves combined with the cash generated from revenues was sufficient to cover our operating expenses.  However, no assurances can be given that we can continue to generate sufficient revenues.  We believe that the availability of funds from equity offerings and a recently added accounts receivable line of credit, the growth of our customer base and cost containment efforts will enable us to generate positive operating cash flows and to continue our operations.

Although we have been able to raise additional working capital through convertible note agreements and private placement offerings of our common stock, we may not be able to continue this practice in the future nor may we be able to obtain additional working capital through other debt or equity financings on terms that are acceptable to us.  In the event that sufficient capital cannot be obtained, we may be forced to significantly reduce operating expenses to a point that would be detrimental to our business operations and business development activities.  These courses of action may be detrimental to our business prospects and result in material changes to our operations and financial position.  In the event that any future financing should take the form of the sale of equity securities, the current equity holders may experience dilution of their investments.

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

3.           OPTIONS AND WARRANTS

Below is a summary of Auxilio stock option and warrant activity during the six month period ended June 30, 2012:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2011	5,367,053	$1.03
Granted	481,000	1.10
Exercised	-	-
Cancelled	(44,348)	2.41
Outstanding at June 30, 2012	5,803,705	$1.03	6.06	$492,265
Exercisable at June 30, 2012	4,092,705	$1.05	4.95	$388,136

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2011	3,982,508	$1.40
Granted	72,098	1.39
Exercised	-	-
Cancelled	-	-
Outstanding at June 30, 2012	4,054,606	$1.40	2.37	$223,222
Exercisable at June 30, 2012	2,179,606	$1.37	2.37	$200,900

During the six months ended June 30, 2012, we granted a total of 481,000 options to our employees and directors to purchase shares of our common stock at an exercise price range of $0.76 to $1.39 per share.  The exercise price equals the fair value of our stock on the grant date.  The options have graded vesting annually over three years starting January 2012.  The fair value of the options was determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows:  (i) risk-free interest rate of 0.07% to 0.17%; (ii) estimated volatility of 67.42% to 82.48%; (iii) dividend yield of 0.0%; and (iv) expected life of the options of three years.  In November 2008 we entered into a five year joint marketing agreement with Sodexo Operations, LLC, (“Sodexo”) to provide our document services to Sodexo’s healthcare customer base in the United States.  Sodexo will invest in sales and marketing resources and assist us with marketing our document services to Sodexo’s US healthcare customer base of more than 1,600 hospitals.  Under the terms of the agreement we expect to provide Sodexo with warrants to purchase up to two million shares of our common stock at a price of $1.50 per share.  The first 150,000 warrants vested in June 2009.  An additional 175,000 vested in July 2010 upon the signing of a new customer contract.  The balance of the warrants will vest in increments of between 75,000 and 500,000 shares dependent on the size and number of the new customer contracts that we enter into as a direct result of this agreement.  The expense associated with these performance based warrants will be recognized when the warrants are earned.

For the three and six months ended June 30, 2012 and 2011, stock-based compensation expense recognized in the statement of operations as follows:

	Three Months Ended June 30,		Six months Ended June 30,
	2012	2011	2012	2011
Cost of revenues	$27,862	$38,028	$53,164	$74,151
Sales and marketing	35,759	4,969	45,113	9,861
General and administrative expense	57,473	63,217	114,533	107,980
Total stock based compensation expense	$121,094	$106,214	$212,810	$191,992

4.           RESTRICTED STOCK

On May 11, 2011, we amended the joint marketing agreement with Sodexo.  Under the revised agreement, Sodexo will provide additional sales and marketing resources and will expand the marketing effort directed towards existing or potential Sodexo hospital clients.  The term of the agreement is extended to December 31, 2014.  Upon signing the amended agreement, we granted 200,000 shares of restricted stock to Sodexo.  These shares vest as follows:  66,667 immediately, 66,667 on May 11, 2013 and 66,666 on May 11, 2014.  The immediately vested shares resulted in a charge to marketing expense of $54,667.  The cost of the remaining shares will be recognized over the vesting periods using the current market price of the stock at each periodic reporting date.  On April 18, 2012, we granted 23,437 shares as a result of a new sale.  These shares vest as follows:  7,812 on April 11, 2013, 7,812 on April 11, 2014 and 7,813 on April 11, 2015.  For the six months ended June 30, 2012, the cost recognized for these shares totaled $48,533.  Sodexo will be granted additional restricted stock for new sales resulting from their efforts.  Under the amended joint marketing agreement Sodexo will also receive a quarterly commission based on actual revenues derived from these new accounts over the life of the contract along with an annual marketing fee based on  total revenues received by us, excluding for certain existing accounts.  For the six months ended June 30, 2012, commissions and marketing fees due to Sodexo totaled $97,087.

In January 2011, we entered into an independent contractor services agreement with a sales channel partner to provide us marketing services.  In March 2012, this sales channel partner became fully vested in a grant of 85,526 restricted stock units provided for in the agreement.  The cost recognized for the 85,526 restricted stock units was $102,631.

5.           NET (LOSS) PER SHARE

Basic net loss per share is calculated using the weighted average number of shares of our common stock issued and outstanding during a certain period, and is calculated by dividing the net loss by the weighted average number of shares of our common stock issued and outstanding during such period.  Diluted net loss per share is calculated using the weighted average number of common and potentially dilutive common shares outstanding during the period, using the as-if converted method for secured convertible notes, and the treasury stock method for options and warrants.  Secured convertible notes, options and warrants are not included in the computation of diluted net loss per share because inclusion would be anti-dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Net loss	$(26,818)	$(569,696)	$(1,646,122)	$(1,433,817)
Denominator:
Denominator for basic calculation weighted average shares	19,568,513	19,336,651	19,509,148	19,336,651
Dilutive common stock equivalents:
Secured convertible notes	-	-	-	-
Options and warrants	-	-	-	-
Denominator for diluted calculation weighted average shares	19,568,513	19,336,651	19,509,148	19,336,651

Net loss per share:
Basic net loss per share	$.00	$(.03)	$(.08)	$(.07)
Diluted net loss per share	$(.00)	$(.03)	$(.08)	$(.07)

6.           ACCOUNTS RECEIVABLE

A summary as of June 30, 2012 is as follows:

Trade receivable	$6,000,500
Customer advances	(269,128)
Allowance for doubtful accounts	-
Total accounts receivable	$5,731,372

7.           LINE OF CREDIT

On May 4, 2012, we entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with AvidBank Corporate Finance, a Division of Avidbank (“AvidBank”).  The Loan and Security Agreement provides us with a revolving line-of-credit up to $2.0 million at an interest rate of prime plus 3.75%; provided, however that at no time shall the rate be less than seven percent (7.0%) per annum.  The amount available to us at any given time is the lesser of (a) $2.0 million, or (b) the amount available under our borrowing base (80% of our eligible accounts, minus (1) accrued client lease payables, and minus (2) accrued equipment pool liability).  While there are outstanding credit extensions, we must maintain a minimum balance of unrestricted cash and cash equivalents at AvidBank of at least $400,000, measured on a monthly basis, and our maximum quarterly consolidated adjusted EBITDA loss must not exceed:  $1,000,000 for the quarter ended March 31, 2012, $250,000 for the quarter ending June 30, 2012, $500,000 for the quarter ending September 30, 2012, and $100,000 for the quarter ending December 31, 2012.  We covenanted not to, among other things, (a) dispose of assets (other than in the ordinary course), (b) change our business, (c) change our CEO or CFO, (d) merge or consolidate with any other person, (e) acquire all or substantially all of the capital stock or property of another person, or (f) become liable for any indebtedness (other than permitted indebtedness, as set forth in the Loan and Security Agreement).  The foregoing description is qualified in its entirety by reference to the Loan and Security Agreement, which is found in our 8-K filing on May 8, 2012 as Exhibit 10.1 and is incorporated herein by reference.

In connection with our entry into the Loan and Security Agreement, we granted AvidBank (a) a general, first-priority security interest in all of our assets, equipment and inventory, and (b) a security interest in all of our intellectual property under an Intellectual Property Security Agreement.  Each holder of convertible promissory notes issued in a private offering in July 2011 agreed to subordinate its right of payment and security interest in and to our assets to AvidBank throughout the term of the Loan and Security Agreement pursuant to a subordination agreement.  In addition, we issued AvidBank a 5-year warrant to purchase up to 72,098 shares of our common stock at an exercise price of $1.387 per share, as additional consideration for the Loan and Security Agreement.  The foregoing descriptions are qualified in their entirety by reference to related agreements.  These agreements are found in our 8-K filing on May 9, 2012 as Exhibits 10.2, 10.3 and 10.4, respectively, and are incorporated herein by reference.

Interest charges associated with the line of credit, including amortization of the discounts and loan acquisition costs totaled $19,264 for the three and six months ended June 30, 2012.

8.           CONVERTIBLE NOTES PAYABLE

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

We may call the Notes for prepayment (“Call Option”) if (a) our Common Stock closes at or above $2.00 per share for 20 consecutive days; and (b) our Common Stock has had daily trading volume at or above 100,000 shares for the same 20 consecutive days.  Investors shall have 60 days from the date on which we call the Notes to convert the Notes(thereafter we may prepay any outstanding Notes).

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

The conversion rights and the Call Option held by us, or the “Additional Investment Rights”, are embedded derivatives of the host debt contract.  The potential variability of the conversion rate and the terms of the Call Option, due to the existence of the Exchange Feature, also caused the Additional Investment Rights to not qualify for equity classification.  Under the accounting guidance for multiple embedded derivatives, we combined these rights into one embedded derivative and allocated proceeds from the offering to the bundled derivative.  Accordingly, the bundled Additional Investment Rights are accounted for as a derivative liability to be measured at fair value.  We allocated $1,427,000 to the convertible Notes payable, $166,000 to the derivative Warrant liability and $257,000 to the derivative Additional Investments Rights liability.  The debt discount of $423,000 will be amortized as interest expense over the term of the convertible notes payable.  The valuation methodologies for the fair values of the Derivative Warrant Liability and the Derivative Additional Investment Rights Liability are described in Note 9 below.

In April, 2012 a note holder elected to convert $10,000 of his note into 10,000 shares of common stock.

Interest charges associated with the convertible notes payable, including amortization of the discounts and loan acquisition costs totaled $188,211for the six months ended June 30, 2012.

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

9.           DERIVATIVE LIABILITIES

Our derivative liability instruments were measured at fair value using the Black-Scholes model.  We evaluated the use of other valuation models and determined that given the fact pattern these methods were not anticipated to be materially different from the amounts calculated using the Black-Scholes model.  This determination was based on management’s belief that the likelihood of another round of financing prior to the expiration of the Exchange Feature is remote, and another round of financing with terms more favorable to new investors is even more remote.  If another round of financing were to occur, we believe that our need for an additional round of financing would most likely be driven by significant growth in our business.  This growth would likely result in more favorable terms to us, thus rendering the instruments subject to the Exchange Feature with nominal value.  As a result, we believe that the Black-Scholes model was an appropriate method for valuing the warrants and additional investment rights subject to the Exchange Feature.

Derivative Warrant Liability

We have warrants outstanding that were issued in connection with the convertible notes payable financing that have potentially variable terms that could have allowed for the reduction in the exercise price of the warrants in the event that, prior to July 29, 2012, we completed an additional round of debt financing with new investors that called for better economic terms.  However, no such debt financing occurred.  We accounted for these warrants in accordance with FASB ASC Topic 815.

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

The revaluation of these warrants at the end of the reporting period resulted in the recognition of a $20,000 charge within our consolidated statements of operations for the six months ended June 30, 2012, under the caption “Change in fair value of derivative liabilities”.  The fair value of these warrants at June 30, 2012 was $146,000, which is reported on the consolidated balance sheet under the caption “Derivative Warrant Liability”.

Fair Value Assumptions Used in Accounting for Derivative Warrant Liability

We have determined our derivative warrant liability to be a Level 3 fair value measurement.  The fair value as of December, 2011and June 30, 2012 required the data inputs listed in the table below:

	December 31, 2011	June 30, 2012
Exercise price	$1.50	$1.50
Term (years)	4.33	3.83
Risk-free interest rate	0.83%	0.72%
Estimated volatility	79%	77%
Dividend rate	-0-	-0-
Stock price	$0.76	$0.90

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

The revaluation of the Additional Investment Rights at each reporting period resulted in the recognition of a $65,000 charge within our consolidated statements of operations for the six months ended June 30, 2012, under the caption “Change in fair value of derivative liabilities”.  The fair value of the Additional Investments Rights at June 30, 2012 was $300,000, which is reported on the consolidated balance sheet under the caption “Derivative Additional Investment Rights Liability”.

Fair Value Assumptions Used in Accounting for Derivative Additional Investment Rights Liability

We have determined that our derivative additional investment rights liability to be a Level 3 fair value measurement.  The fair value as of December 31, 2011and June 30, 2012 required the data inputs listed in the table below:

	December 31, 2011	June 30, 2012
Conversion price (range)	$1.00-$2.00	$1.00-$2.00
Term (years)	2.58	2.08
Risk-free interest rate	0.36%	0.41%
Estimated volatility	79%	77%
Dividend rate	-0-	-0-
Stock price	$0.76	$0.90

9.           EMPLOYMENT AGREEMENTS

Effective January 1, 2012, we entered into a new employment agreement with Mr. Joseph J. Flynn. (the “New Flynn Agreement”).  The New Flynn Employment Agreement provides that Mr. Flynn will be employed as our President and CEO.  The New Flynn Employment Agreement has a term of two years, provides for an annual base salary of $269,087, and will automatically renew for subsequent twelve month terms unless either party provides advance written notice to the other that such party does not wish to renew the agreement for a subsequent twelve months.  Mr. Flynn also receives the customary employee benefits available to our employees.  Mr. Flynn is also entitled to receive a bonus of up to $110,000 per year, the achievement of which is based on Company performance metrics.  We may terminate Mr. Flynn’s employment under this agreement without cause at any time on thirty days advance written notice, at which time Mr. Flynn would receive severance pay for six months and be fully vested in all options and warrants granted to date.

Effective January 1, 2012, we entered into a new employment agreement with Mr. Paul T. Anthony to serve as our Executive Vice President (“EVP”) and CFO.  The employment agreement has a term of two years, and provides for an annual base salary of $219,037.  The agreement will automatically renew for subsequent twelve month terms unless either party provides advance written notice to the other that such party does not wish to renew the agreement for a subsequent twelve months.  Mr. Anthony also receives the customary employee benefits available to our employees.  Mr. Anthony is also entitled to receive a bonus of up to $70,000 per year, the achievement of which is based on Company performance metrics.  We may terminate Mr. Anthony’s employment under this agreement without cause at any time on thirty days advance written notice, at which time Mr. Anthony would receive severance pay for six months and be fully vested in all options and warrants granted to date.

10.           CONCENTRATIONS

Cash Concentrations

At times, cash balances held in financial institutions are in excess of federally insured limits.  Management performs periodic evaluations of the relative credit standing of financial institutions and limits the amount of risk by selecting financial institutions with a strong credit standing.

Major Customers

Our three largest customers accounted for approximately 56% of our revenues for the six months ended June 30, 2012.  Net accounts receivable for these customers totaled approximately $3,500,000 as of June 30, 2012.  Our two largest customers accounted for approximately 43% of our revenues for the six months ended June 30, 2011.

11.           SEGMENT REPORTING

We have adopted ASC 280, “Segment Reporting”.  Because we operate in one business segment based on our integration and management strategies, segment disclosure has not been presented.

12.           GOODWILL

We performed an impairment test of goodwill as of December 31,2011 determining that our estimated fair value based on our market capitalization was greater than our carrying amount including goodwill.  We did not perform step 2 since the fair value was greater than the carrying amount.

Although we have experienced a net loss for the six months ended June 30, 2012, these losses were a direct result of operating expenses related to improved sales efforts that recently resulted in our closing six new recurring revenue contracts.  As a result Management did not feel it was necessary to perform an interim impairment test.

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

OVERVIEW

Prior to March 2004, Auxilio, Inc., then operating under the name PeopleView, Inc., developed, marketed and supported web based assessment and reporting tools and provided consulting services that enabled companies to manage their Human Capital Management needs in real-time.  In March 2004, we decided to change our business strategy and sold the PeopleView business to Workstream, Inc. (“Workstream”).  Following completion of the sale of PeopleView, Inc. to Workstream, we focused our business strategy on providing outsourced image management services to healthcare facilities.

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

RESULTS OF OPERATIONS

For the Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

Revenue

Revenue increased by $5,918,372 to $10,722,165 for the three months ended June 30, 2012, as compared to the same period in 2011.  Of this increase, approximately $2,700,000 is a result of the addition of five new recurring revenue contracts between July 2011 and June 2012.  Meanwhile we have maintained all of our current customers, though we have negotiated lower rates for some of them.  Equipment sales for the three months ended June 30, 2012 were approximately $3,100,000 as compared to approximately $80,000 for the same period in 2011. Of this increase, approximately $3,000,000 was from large copier fleet refresh activities at three customers, of which approximately $1,200,000 was from an arrangement whereby we are contractually limited to billing for the equipment at our cost.  We limit our revenue recognition of delivered equipment to the extent of funds received for such equipment, and thus only recognize revenue for equipment to the extent of cost for this contract.

Cost of Revenue

Cost of revenue consists of document imaging equipment, parts, supplies and salaries and expenses of field services personnel.  Cost of revenue was $9,323,015 for the three months ended June 30, 2012, as compared to $4,019,128 for the same period in 2011.  The increase in the cost of revenue for the second quarter of 2012 is attributed primarily to the addition of five new recurring revenue contracts between July 2011 and June 2012.  We incurred approximately $730,000 in additional staffing and approximately $140,000 in additional one-time travel related costs in connection with the implementation of new customers.  Service and supply costs increased by approximately $1,130,000 primarily as a result of our new customers.  Equipment costs, which include equipment provided under the recurring service contracts and equipment sold, increased by approximately $3,150,000 in 2012, primarily as a result of the increase in equipment sales from the copier fleet refresh activities.

We expect higher cost of revenues at the start of our engagement with most new customers.  In addition to the costs associated with implementing our services, we absorb our new customer’s legacy contracts with third-party vendors.  As we implement our programs we strive to improve upon these legacy contracts and thus reduce costs over the term of the contract.  We anticipate this trend to continue but anticipate overall increase in cost revenues sold as a result of the expansion of our customer base.  However, given the varying expiration dates of these vendor contracts and the fact that the amount of savings is specific to each arrangement, we cannot predict our anticipated profit margins as these legacy contracts come up for renewal.  We anticipate this trend to continue but anticipate overall increase in cost revenues sold as a result of the expansion of our customer base.

Sales and Marketing

Sales and marketing expenses include salaries, commissions and expenses for sales and marketing personnel, travel and entertainment, and other selling and marketing costs.  Sales and marketing expenses were $559,543 for the three months ended June 30, 2012, as compared to $467,265 for the same period in 2011.  Staffing costs, including commissions, increased approximately $120,000 in the second quarter of 2012 due to a more aggressive sales and marketing efforts to obtain new clients.

General and Administrative

General and administrative expenses include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses and other administrative costs.  General and administrative expenses increased by $70,489 to $954,502 for the three months ended June 30, 2012, as compared to $884,013 for the three months ended June 30, 2011.  General and administrative expenses increased primarily as a result of increases in staffing headcount to reflect the increased size of our business.

Other Income (Expense)

Interest expense for the three months ended June 30, 2012 was $116,939, compared to $3,292 for the same period in 2011.  The increase is a result of the convertible debt borrowing consummated in July 2011 and the line of credit borrowings consummated in May 2012.

Interest income is primarily derived from short-term interest-bearing securities and money market accounts.  Interest income for the three months ended June 30, 2012 was $16, as compared to $209for the same period in 2011, due to a decrease in the amount of invested cash.

The change in the fair value of derivative liabilities totaled to a benefit of $205,000 for the three months ended June 30, 2012.  This benefit is primarily a result of the change in our stock price between March 31, 2012 and June 30, 2012.  There was no such benefit for the three months ended March 31, 2011 because there was no derivative liability at that time.

For the Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

Revenue

Revenue increased by $7,773,250 to $17,260,144 for the six months ended June 30, 2012, as compared to the same period in 2011. Of this increase, approximately $4,000,000 is a result of the addition of five new recurring revenue contracts between July 2011 and June 2012. Meanwhile we have maintained all of our current customers, though we have negotiated lower rates for some of them. Equipment sales for the six months ended June 30, 2012 were approximately $3,700,000 as compared to approximately $200,000 for the same period in 2011. Of this increase, approximately $3,400,000 was from large copier fleet refresh activities at three customers, of which approximately $1,600,000 was from an arrangement whereby we are contractually limited to billing for the equipment at our cost. We limit our revenue recognition of delivered equipment to the extent of funds received for such equipment, and thus only recognize revenue for equipment to the extent of cost for this contract.

Cost of Revenue

Cost of revenue consists of document imaging equipment, parts, supplies and salaries and expenses of field services personnel.  Cost of revenue was $15,511,094 for the six months ended June 30, 2012, as compared to $8,358,340 for the same period in 2011.  The increase in the cost of revenue for the first six months of 2012 is attributed primarily to the addition of four new recurring revenue contracts between July 2011 and April 2012.  We incurred approximately $1,300,000 in additional staffing and approximately $290,000 in additional one-time travel related costs in connection with the implementation of new customers.  Service and supply costs increased by approximately $1,800,000 primarily as a result of our new customers.  Equipment costs, which includes equipment provided under the recurring service contracts and equipment sold, increased by approximately $3,800,000 in 2012, primarily as a result of the increase in equipment sales from the copier fleet refresh activities.

We expect higher cost of revenues at the start of our engagement with most new customers.  In addition to the costs associated with implementing our services, we absorb our new customer’s legacy contracts with third-party vendors.  As we implement our programs we strive to improve upon these legacy contracts and thus reduce costs over the term of the contract.  We anticipate this trend to continue but anticipate overall increase in cost revenues sold as a result of the expansion of our customer base.  However, given the varying expiration dates of these vendor contracts and the fact that the amount of savings is specific to each arrangement, we cannot predict our anticipated profit margins as these legacy contracts come up for renewal.  We anticipate this trend to continue but anticipate overall increase in cost revenues sold as a result of the expansion of our customer base.

Sales and Marketing

Sales and marketing expenses include salaries, commissions and expenses for sales and marketing personnel, travel and entertainment, and other selling and marketing costs.  Sales and marketing expenses were $1,251,753 for the six months ended June 30, 2012, as compared to $825,406 for the same period in 2011.  Staffing costs, including commissions, increased approximately $250,000 in the first six months of 2012 due to a more aggressive sales and marketing efforts to obtain new clients.  We also paid third party channel partners approximately $150,000 in restricted stock units earned as sales commissions.

General and Administrative

General and administrative expenses include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses and other administrative costs.  General and administrative expenses increased by $114,085 to $1,842,738 for the six months ended June 30, 2012, as compared to $1,728,653 for the six months ended June 30, 2011.  General and administrative expenses increased primarily as a result of increases in staffing headcount to reflect the increased size of our business.

Other Income (Expense)

Interest expense for the six months ended June 30, 2012 was $214,381, compared to $6,528 for the same period in 2011.  The increase is a result of the convertible debt borrowing consummated in July 2011 and the line of credit borrowings consummated in May 2012.

Interest income is primarily derived from short-term interest-bearing securities and money market accounts.  Interest income for the six months ended June 30, 2012 was $300, as compared to $616 for the same period in 2011, due to a decrease in the amount of invested cash.

The change in the fair value of derivative liabilities totaled to a charge of $85,000 for the six months ended June 30, 2012.  This cost is primarily a result of the change in our stock price between December 31, 2011 and June 30, 2012.  There was no such charge for the six months ended June 30, 2011 because there was no derivative liability at that time.

Income Tax Expense

Income tax expense for each of the six months ended June 30, 2012 and June 30, 2011, was $1,600 and $2,400 respectively, which represents the minimum tax liability due for required state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2012, our cash and cash equivalents were $1,581,398 and our working capital deficit was $708,426.  Our principal cash requirements are for operating expenses, including equipment, supplies, employee costs, and capital expenditures and funding of the operations.  Our primary sources of cash are service and equipment sale revenues, borrowings from our line of credit, and the exercise of options and warrants.

During the six months ended June 30, 2012, our cash used for operating activities amounted to $1,052,321, as compared to $808,440 used for operating activities for the same period in 2011.  The cash used for operating activities for both periods was primarily due to the costs incurred to implement our new recurring revenue contracts.

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

OFF-BALANCE SHEET ARRANGEMENTS

Our off-balance sheet arrangements consist primarily of conventional operating leases, purchase commitments and other commitments arising in the normal course of business, as further discussed below under “Contractual Obligations and Contingent Liabilities and Commitments.” As of June 30, 2012, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

As of June 30, 2012, expected future cash payments related to contractual obligations and commercial commitments were as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Convertible notes	$2,183,467	$73,600	$2,109,867	$-	$-
Capital leases	161,572	92,623	68,949	-	-
Operating leases	530,225	158,658	329,599	41,968	-
Total	$2,875,264	$324,881	$2,508,415	$41,968	$-

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

ITEM 6.                      EXHIBITS.

No.	Item
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. †
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. †
32.1	Certification of the CEO and CFO pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. +
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

†           Filed herewith.

+           Furnished herewith.

* Pursuant to Rule 406T of Regulation S-T, this XBRL information will not be deemed “filed” for the purpose of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section, nor will it be deemed filed or made a part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, or otherwise subject to liability under those sections.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUXILIO, INC.

Date: August 14, 2012	By:	/s/ Joseph J. Flynn
Joseph J. Flynn
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2012	By:	/s/ Paul T. Anthony
Paul T. Anthony
Chief Financial Officer
(Principal Accounting Officer)