Form 10-Q
period 2012-09-30
AUXILIO INC
filed 2012-11-14
CIK 1011432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares of the issuer’s common stock, $0.001 par value, outstanding as of November 13, 2012 was 19,818,642.

AUXILIO, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION
ITEM 1.                      FINANCIAL STATEMENTS.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30, 2012	DECEMBER 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,323,434	$1,832,115
Accounts receivable, net	4,316,326	2,032,738
Supplies	992,266	651,874
Prepaid and other current assets	173,691	74,977
Total current assets	6,805,717	4,591,704

Property and equipment, net	217,377	191,810
Deposits	36,288	28,013
Loan acquisition costs	196,089	226,576
Goodwill	1,517,017	1,517,017
Total assets	$8,772,488	$6,555,120

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$5,070,560	$2,757,670
Accrued compensation and benefits	1,098,080	1,031,748
Line of credit	628,485	-
Deferred revenue	866,607	381,767
Current portion of capital lease obligations	86,962	49,881
Total current liabilities	7,750,694	4,221,066

Long-term liabilities:
Convertible notes payable, net of discount of $258,500 and $364,250 at September 30, 2012 and December 31, 2011, respectively	1,581,500	1,485,750
Derivative warrant liability	-	126,000
Derivative additional investment rights liability	-	235,000
Capital lease obligations less current portion	78,117	80,735
Total long-term liabilities	1,659,617	1,927,485

Commitments and contingencies	-	-

Stockholders’ (deficit) equity:
Common stock, par value at $0.001, 33,333,333 shares authorized, 19,595,309 and 19,449,783 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	19,597	19,451
Additional paid-in capital	22,156,245	20,894,653
Accumulated deficit	(22,813,665)	(20,507,535)
Total stockholders’ (deficit) equity	(637,823)	406,569
Total liabilities and stockholders’ (deficit) equity	$8,772,488	$6,555,120

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
Revenues	$8,782,198	$6,674,003	$25,894,518	$16,160,897
Cost of revenues	7,430,296	5,403,700	22,793,565	13,762,040

Gross profit	1,351,902	1,270,303	3,100,953	2,398,857

Operating expenses:
Sales and marketing	791,712	559,227	2,043,465	1,384,633
General and administrative expenses	899,318	722,468	2,742,056	2,451,121

Total operating expenses	1,691,030	1,281,695	4,785,521	3,835,754

Loss from operations	(339,128)	(11,392)	(1,684,568)	(1,436,897)

Other income (expense):
Interest expense	(126,880)	(65,930)	(341,261)	(72,458)
Interest income	-	995	299	1,611
Change in fair value of derivative liabilities	(194,000)	29,000	(279,000)	29,000

Total other income (expense)	(320,880)	(35,935)	(619,962)	(41,847)

Loss before provision for income taxes	(660,008)	(47,327)	(2,304,530)	(1,478,744)

Income tax expense	-	-	(1,600)	(2,400)

Net loss	$(660,008)	$(47,327)	$(2,306,130)	$(1,481,144)

Net loss per share:
Basic	$(.03)	$(.00)	$(.12)	$(.08)
Diluted	$(.03)	$(.00)	$(.12)	$(.08)

Number of weighted average shares:
Basic	19,595,309	19,395,259	19,537,823	19,356,187
Diluted	19,595,309	19,395,259	19,537,823	19,356,187

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
NINE MONTHS ENDED SEPTEMBER 30, 2012
(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity(Deficit)
Balance at December 31, 2011	19,449,783	$19,451	$20,894,653	$(20,507,535)	$406,569
Stock compensation expense for options and warrants granted to employees and directors	-	-	304,404	-	304,404
Common stock granted for consulting services	50,000	50	52,450	-	52,500
Restricted stock granted for marketing services	85,526	86	193,321	-	193,407
Warrants issued for marketing services	-	-	25,787	-	25,787
Warrants issued as loan acquisition costs related to convertible note payable	-	-	35,640	-	35,640
Conversion of convertible note payable	10,000	10	9,990	-	10,000
Reclassification of derivative liabilities to equity	-	-	640,000	-	640,000
Net loss	-	-	-	(2,306,130)	(2,306,130)
Balance at September 30, 2012	19,595,309	$19,597	$22,156,245	$(22,813,665)	$(637,823)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(2,306,130)	$(1,481,144)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	84,799	97,229
Stock compensation expense for warrants and options issued to employees and directors	304,404	228,165
Fair value of common stock granted for consulting services	52,500	71,937
Fair value of warrants issued for marketing services	25,787	-
Fair value of restricted stock granted for marketing services	193,407	71,397
Change in fair value of derivative liabilities	279,000	(29,000)
Interest expense related to accretion of debt discount costs	105,750	23,500
Interest expense related to amortization of loan acquisition costs	90,991	14,618
Changes in operating assets and liabilities:
Accounts receivable	(2,283,588)	(1,739,677)
Supplies	(340,392)	(38,807)
Prepaid and other current assets	(98,714)	255,723
Deposits	(8,275)	-
Accounts payable and accrued expenses	2,312,890	790,157
Accrued compensation and benefits	66,332	(126,902)
Deferred revenue	484,840	115,665
Net cash used for operating activities	(1,036,399)	(1,818,536)
Cash flows from investing activities:
Purchases of property and equipment	(17,201)	(19,242)
Net cash used for investing activities	(17,201)	(19,242)
Cash flows from financing activities:
Net proceeds from line of credit agreement	628,485	-
Proceeds from convertible notes payable	-	1,850,000
Loan acquisition fees paid	(24,864)	(171,620)
Payments on capital leases	(58,702)	(35,520)
Net cash provided by financing activities	544,919	1,642,860

Net decrease in cash and cash equivalents	(508,681)	(194,918)
Cash and cash equivalents, beginning of period	1,832,115	2,249,907
Cash and cash equivalents, end of period	$1,323,434	$2,054,989

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (CONTINUED)
(UNAUDITED)

	Nine months ended September 30,
	2012	2011
Supplemental disclosure of cash flow information:
Interest paid	$144,712	$9,653
Income taxes paid	$3,590	$1,117
Non-cash investing and financing activities:
Property and equipment acquired through capital leases	$93,165	$28,032
Warrants issued as loan acquisition costs related to convertible note payable	$35,640	$91,500
Conversion of convertible note payable	$10,000	$-
Reclassification of derivative liabilities to equity	$640,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(UNAUDITED)

1.           BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Auxilio, Inc. and its subsidiaries (the “Company”, “we”, “us” or “Auxilio”) have been prepared in accordance with generally accepted accounting principles of the United States of America (“GAAP”) for interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, these financial statements do not include all of the information and notes required by GAAP for complete financial statements.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the Securities and Exchange Commission (“SEC”) on April 10, 2012.

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

For the nine months ended September 30, 2012, our cash reserves, borrowings on our line of credit, and the cash generated from revenues was sufficient to cover our operating expenses.  However, no assurances can be given that we can continue to generate sufficient revenues.  We believe that the availability of funds from equity offerings and a recently added accounts receivable line of credit, the growth of our customer base and cost containment efforts will enable us to generate positive operating cash flows and to continue our operations.

Although we have been able to raise additional working capital through convertible note agreements, lines of credit and private placement offerings of our common stock, we may not be able to continue this practice in the future nor may we be able to obtain additional working capital through other debt or equity financings on terms that are acceptable to us.  In the event that sufficient capital cannot be obtained, we may be forced to significantly reduce operating expenses to a point that would be detrimental to our business operations and business development activities.  These courses of action may be detrimental to our business prospects and result in material changes to our operations and financial position.  In the event that any future financing should take the form of the sale of equity securities, the current equity holders may experience dilution of their investments.

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

3.           OPTIONS AND WARRANTS

Below is a summary of Auxilio stock option and warrant activity during the nine month period ended September 30, 2012:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2011	5,367,053	$1.03
Granted	590,500	1.11
Exercised	-	-
Cancelled	(230,022)	1.44
Outstanding at September 30, 2012	5,727,531	$1.02	5.89	$921,600
Exercisable at September 30, 2012	4,173,864	$1.03	4.86	$727,600

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2011	3,982,508	$1.40
Granted	72,098	1.39
Exercised	-	-
Cancelled	-	-
Outstanding at September 30, 2012	4,054,606	$1.40	2.10	$309,150
Exercisable at September 30, 2012	2,254,606	$1.37	2.10	$287,150

During the nine months ended September 30, 2012, we granted a total of 590,500 options to our employees and board of directors to purchase shares of our common stock at an exercise price range of $0.76 to $1.39 per share.  The exercise price equals the fair value of our stock on the grant date.  The options have graded vesting annually over three years starting January 2012.  The fair value of the options was determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows:  (i) risk-free interest rate of 0.07% to 0.17%; (ii) estimated volatility of 67.42% to 82.48%; (iii) dividend yield of 0.0%; and (iv) expected life of the options of three years.  In November 2008 we entered into a five year joint marketing agreement (the “Sodexo Agreement”) with Sodexo Operations, LLC, (“Sodexo”) to provide our document services to Sodexo’s healthcare customer base in the United States.  Sodexo will invest in sales and marketing resources and assist us with marketing our document services to Sodexo’s US healthcare customer base of more than 1,600 hospitals.  Under the terms of the Sodexo Agreement we expected to provide Sodexo with warrants to purchase up to two million shares of our common stock at a price of $1.50 per share.  The first 150,000 warrants vested in June 2009.  An additional 175,000 vested in July 2010 upon the signing of a new customer contract and another 75,000 vested in July 2012 upon the signing of another new customer contract.  The Sodexo Agreement was amended in October 2012 (the “October 2012 Amendment”) and the balance of the warrant pool was cancelled.  The expense associated with these performance-based warrants was previously recognized when the warrants were earned.

For the three and nine months ended September 30, 2012 and 2011, stock-based compensation expense recognized in the statement of operations was as follows:

	Three Months Ended September 30,		Nine months Ended September 30,
	2012	2011	2012	2011
Cost of revenues	$24,199	$(16,362)	$77,363	$57,789
Sales and marketing	9,295	7,077	54,407	16,937
General and administrative expense	58,101	45,457	172,634	153,439
Total stock based compensation expense	$91,594	$36,172	$304,404	$228,165

4.           RESTRICTED STOCK

On May 11, 2011, we amended the Sodexo Agreement (the “May 2011 Amendment”).  Pursuant to the Sodexo Agreement, as amended by the May 2011 Amendment, Sodexo provided additional sales and marketing resources and expanded the marketing effort directed towards existing or potential Sodexo hospital clients.  The term of the Sodexo Agreement was also extended to December 31, 2014.  Upon signing the May 2011 Amendment, we granted 200,000 shares of restricted stock to Sodexo.  These shares vest as follows:  66,667 immediately, 66,667 on May 11, 2013 and 66,666 on May 11, 2014.  The immediately vested shares resulted in a charge to marketing expense of $54,667.  The cost of the remaining shares will be recognized over the vesting periods using the current market price of the stock at each periodic reporting date.  On April 18, 2012, we granted 23,437 shares as a result of a new sale.  These shares vest as follows:  7,812 on April 18, 2013, 7,812 on April 18, 2014 and 7,813 on April 18, 2015. On July 1, 2012, we granted 31,765 shares as a result of a new sale.  These shares vest as follows:  10,588 on July 1, 2013, 10,588 on July 1, 2014 and 10,588 on July 1, 2015.  For the nine months ended September 30, 2012, the cost recognized for these shares totaled $90,775.  Sodexo will be granted additional restricted stock for new sales resulting from their efforts.  Under the Sodexo Agreement, as amended by the May 2011 Amendment, Sodexo also received a quarterly commission based on actual revenues derived from these new accounts over the initial term of the contract along with an annual marketing fee based on  total revenues received by us, excluding for certain existing accounts.  For the nine months ended September 30, 2012, commissions and marketing fees due to Sodexo totaled $151,136.  In October 2012 we again amended the Sodexo Agreement and eliminated the additional sales and marketing resources that we added under the May 2011 Amendment (such amendment referred to herein as the “October 2012 Amendment”).  Under the new terms we will no longer pay the annual marketing fee, but continue to pay to Sodexo a quarterly commission based on actual revenues received by us from certain existing customers and any new customers Sodexo brings to us and signs an agreement for services by August 3, 2013. Further, the October 2012 Amendment stipulates that we will provide 133,333 shares of our common stock to Sodexo in exchange for cash payments due to Sodexo for unpaid marketing fees pursuant to the May 2011 Amendment. In January 2011, we entered into an independent contractor services agreement with a sales channel partner to provide us marketing services.  In March 2012, this sales channel partner became fully vested in a grant of 85,526 shares of restricted stock provided for in the agreement.  The cost recognized for the 85,526 shares of restricted stock was $102,631.

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

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Numerator:
Net loss	$(660,008)	$(47,327)	$(2,306,130)	$(1,481,144)
Denominator:
Denominator for basic calculation weighted average shares	19,595,309	19,395,259	19,537,823	19,336,651
Dilutive common stock equivalents:
Secured convertible notes	-	-	-	-
Options and warrants	-	-	-	-
Denominator for diluted calculation weighted average shares	19,595,309	19,395,259	19,537,823	19,336,651

Net loss per share:
Basic net loss per share	$(.03)	$(.00)	$(.12)	$(.08)
Diluted net loss per share	$(.03)	$(.00)	$(.12)	$(.08)

6.           ACCOUNTS RECEIVABLE

A summary as of September 30, 2012 is as follows:

Trade receivable	$4,979,306
Customer advances	(662,980)
Allowance for doubtful accounts	-
Total accounts receivable	$4,316,326

7.           LINE OF CREDIT

On May 4, 2012, we entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Avidbank Corporate Finance, a Division of Avidbank (“Avidbank”).  The Loan and Security Agreement provides us with a revolving line-of-credit up to $2.0 million at an interest rate of prime plus 3.75%; provided, however, that at no time shall the rate be less than seven percent (7.0%) per annum.  The amount available to us at any given time is the lesser of (a) $2.0 million, or (b) the amount available under our borrowing base (80% of our eligible accounts, minus (1) accrued client lease payables, and minus (2) accrued equipment pool liability).  While there are outstanding credit extensions, we must maintain a minimum balance of unrestricted cash and cash equivalents at Avidbank of at least $400,000, measured on a monthly basis, and our maximum quarterly consolidated adjusted EBITDA loss must not exceed:  (i) $1,000,000 for the quarter ended March 31, 2012, (ii) $250,000 for the quarter ending June 30, 2012, (iii) $500,000 for the quarter ending September 30, 2012, and (iv) we must have adjusted EBITDA income of $100,000 for the quarter ending December 31, 2012.  We covenanted not to, among other things, (a) dispose of assets (other than in the ordinary course), (b) change our business, (c) change our CEO or CFO, (d) merge or consolidate with any other person, (e) acquire all or substantially all of the capital stock or property of another person, or (f) become liable for any indebtedness (other than permitted indebtedness, as set forth in the Loan and Security Agreement).  The foregoing description is qualified in its entirety by reference to the Loan and Security Agreement, which is found in our 8-K filing on May 9, 2012 as Exhibit 10.1 and is incorporated herein by reference.

In connection with our entry into the Loan and Security Agreement, we granted Avidbank (a) a general, first-priority security interest in all of our assets, equipment and inventory, and (b) a security interest in all of our intellectual property under an Intellectual Property Security Agreement.  Each holder of convertible promissory notes issued in a private offering in July 2011 agreed to subordinate its right of payment and security interest in and to our assets to Avidbank throughout the term of the Loan and Security Agreement pursuant to a subordination agreement.  In addition, we issued Avidbank a 5-year warrant to purchase up to 72,098 shares of our common stock at an exercise price of $1.387 per share, as additional consideration for the Loan and Security Agreement. The foregoing descriptions are qualified in their entirety by reference to the respective agreements. These agreements are found in our 8-K filing on May 9, 2012 as Exhibits 10.2, 10.3 and 10.4, respectively, and are incorporated herein by reference.

Interest charges associated with the Avidbank line of credit, including amortization of the discounts and loan acquisition costs totaled $29,426 and $43,646 respectively, for the three and nine months ended September 30, 2012.

8.           CONVERTIBLE NOTES PAYABLE

Effective July 29, 2011, we closed on a private offering  (the “2011 Note Offering”) of secured convertible promissory notes and warrants (“Units”) for gross proceeds of $1,850,000.  Each of the Units consists of (i) a $5,000 secured convertible promissory note (each a “Note” and collectively “Notes”) and (ii) a warrant (each a “Warrant” and collectively “Warrants”) to purchase 1,000 shares of our common stock at an exercise price of $1.50 per share.  The Notes mature July 29, 2014 and are secured by our tangible and intangible assets, subject to the senior security interest of Avidbank, as discussed in the immediately preceding note.  The Notes accrue interest at a rate of eight percent (8%) per annum, compounded annually, and the interest on the outstanding balance of the Notes is payable no later than thirty (30) days following the close of each calendar quarter.  The Notes are convertible into 1,850,000 shares of common stock.  The Warrants expire April 29, 2016 and are exercisable to purchase up to 370,000 shares of our common stock.  We additionally granted piggyback registration rights to the investors in this offering.  Several members of our Board, including John Pace, Michael Joyce, Mark St. Clare and Michael Vanderhoof, participated in the offering.

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

The Note agreement provides the  holders of the Notes with certain dilution protections.  If (a) by July 29, 2012, we had completed an additional round of debt financing with new investors (“New Debt”) and (b) the New Debt contained more favorable interest rate, payment frequency, amortization, conversion price, warrant coverage and registration rights terms to the New Debt holders than the Notes, then the holder of Notes would have had the option to exchange the Notes for an equal principal amount of new notes with the same terms as the New Debt (the “Exchange Feature”).  The Exchange Feature did not provide for fixed terms for the associated Warrants nor did it allow for an adjustment to the conversion rate of the Notes.

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

The conversion rights and the Call Option held by us, or the “Additional Investment Rights,” are embedded derivatives of the host debt contract.  The potential variability of the conversion rate and the terms of the Call Option, due to the existence of the Exchange Feature, also caused the Additional Investment Rights to not qualify for equity classification.  Under the accounting guidance for multiple embedded derivatives, we combined these rights into one embedded derivative and allocated proceeds from the offering to the bundled derivative.  Accordingly, the bundled Additional Investment Rights were accounted for as a derivative liability to be measured at fair value. We allocated $1,427,000 to the convertible Notes payable, $166,000 to the derivative Warrant liability and $257,000 to the derivative Additional Investments Rights liability. The debt discount of $423,000 will be amortized as interest expense over the term of the convertible Notes payable. The valuation methodologies for the fair values of the Derivative Warrant Liability and the Derivative Additional Investment Rights Liability are described in Note 9 below.

In April, 2012 a Note holder elected to convert $10,000 of his Note into 10,000 shares of common stock.

Interest charges associated with the convertible Notes payable, including amortization of the discounts and loan acquisition costs, totaled $93,977 and $282,188 for the three and nine months ended September 30, 2012, respectively.

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

9.           DERIVATIVE LIABILITIES

Our derivative liability instruments were measured at fair value using the Black-Scholes model.  We evaluated the use of other valuation models and determined that given the fact pattern these methods were not anticipated to be materially different from the amounts calculated using the Black-Scholes model.  This determination was based on management’s belief that the likelihood of another round of financing prior to the expiration of the Exchange Feature was remote, and another round of financing with terms more favorable to new investors was even more remote.  If another round of financing were to occur, we believed that our need for an additional round of financing would most likely be driven by significant growth in our business.  This growth would likely result in more favorable terms to us, thus rendering the instruments subject to the Exchange Feature with nominal value.  As a result, we believe that the Black-Scholes model was an appropriate method for valuing the Warrants and additional investment rights subject to the Exchange Feature.

Derivative Warrant Liability

We have Warrants outstanding that were issued in connection with the 2011 Note Offering that have potentially variable terms that could have allowed for the reduction in the exercise price of the Warrants in the event that, prior to July 29, 2012, we completed an additional round of debt financing with new investors that called for better economic terms.  However, no such debt financing occurred.  We accounted for these Warrants in accordance with FASB ASC Topic 815.

Prior to the expiration of the Exchange Feature, we recognized all of our Warrants subject to the Exchange Feature as a derivative liability in our consolidated balance sheet.  The derivative liability was revalued at each reporting period and changes in fair value were recognized currently in the consolidated statements of operations.  The initial recognition and subsequent changes in fair value of the derivative liability have no effect on our cash flows.

The revaluation of these Warrants during the reporting period resulted in the recognition of a $92,000 charge within our consolidated statements of operations for the nine months ended September 30, 2012, under the caption “Change in fair value of derivative liabilities.”  The fair value of these Warrants as of the expiration of the Exchange Feature, July 29, 2012 was $218,000. On this date, this amount was reclassified as additional paid-in capital.

Fair Value Assumptions Used in Accounting for Derivative Warrant Liability

We have determined our derivative Warrant liability to be a Level 3 fair value measurement.  The fair value as of December, 2011 and July 29, 2012 required the data inputs listed in the table below:

	December 31, 2011	July 29, 2012
Exercise price	$1.50	$1.50
Term (years)	4.33	3.75
Risk-free interest rate	0.83%	0.65%
Estimated volatility	79%	78%
Dividend rate	-0-	-0-
Stock price	$0.76	$1.18

Derivative Additional Investment Rights Liability

We had Additional Investment Rights outstanding with terms that would have allowed for more beneficial consideration to the holders of the Notes in the event that, prior to July 29, 2012, we completed an additional round of debt financing with new investors that calls for better economic terms.  We accounted for these Additional Investment Rights in accordance with FASB ASC Topic 815.

Prior to the expiration of the Exchange Feature, we recognized all of our Additional Investment Rights subject to the Exchange Feature as derivative liabilities in our consolidated balance sheet.  The derivative liability was revalued at each reporting period and changes in fair value were recognized in the consolidated statements of operations.  The initial recognition and subsequent changes in fair value of the derivative Additional Investment Rights liability have no effect on our cash flows.

The revaluation of the Additional Investment Rights during the reporting period resulted in the recognition of an $187,000 charge within our consolidated statements of operations for the nine months ended September 30, 2012, under the caption “Change in fair value of derivative liabilities.”  The fair value of the Additional Investment Rights as of the expiration of the Exchange Feature, July 29, 2012, was $422,000. On this date, this amount was reclassified as additional paid-in capital.

Fair Value Assumptions Used in Accounting for Derivative Additional Investment Rights Liability

We have determined our derivative additional investment rights liability to be a Level 3 fair value measurement.  The fair value as of December 31, 2011 and July 29, 2012 required the data inputs listed in the table below:

	December 31, 2011	July 29, 2012
Conversion price (range)	$1.00-$2.00	$1.00-$2.00
Term (years)	2.58	2.00
Risk-free interest rate	0.36%	0.34%
Estimated volatility	79%	78%
Dividend rate	-0-	-0-
Stock price	$0.76	$1.18

9.           EMPLOYMENT AGREEMENTS

Effective January 1, 2012, we entered into a new employment agreement with Mr. Joseph J. Flynn. (the “New Flynn Agreement”).  The New Flynn Agreement provides that Mr. Flynn will be employed as our President and CEO.  The New Flynn Agreement has a term of two years, provides for an annual base salary of $269,087, and will automatically renew for subsequent twelve (12) month terms unless either party provides advance written notice to the other that such party does not wish to renew the agreement for a subsequent twelve (12) months.  Mr. Flynn also receives the customary employee benefits available to our employees.  Mr. Flynn is also entitled to receive a bonus of up to $110,000 per year, the achievement of which is based on Company performance metrics.  We may terminate Mr. Flynn’s employment under the New Flynn Agreement without cause at any time on thirty (30) days advance written notice, at which time Mr. Flynn would receive severance pay for six (6) months and be fully vested in all options and warrants granted to date.  The foregoing summary of the New Flynn Agreement is qualified in its entirety by reference to the full text of the employment agreement, which was filed as Exhibit 10.2 to our 8-K filing on December 23, 2011, and is incorporated herein by reference.

Effective January 1, 2012, we entered into a new employment agreement with Mr. Paul T. Anthony (the “New Anthony Agreement”) to serve as our Executive Vice President (“EVP”) and CFO.  The New Anthony Agreement has a term of two years, and provides for an annual base salary of $219,037.  The agreement will automatically renew for subsequent twelve (12) month terms unless either party provides advance written notice to the other that such party does not wish to renew the agreement for a subsequent twelve (12) months.  Mr. Anthony also receives the customary employee benefits available to our employees.  Mr. Anthony is also entitled to receive a bonus of up to $70,000 per year, the achievement of which is based on Company performance metrics.  We may terminate Mr. Anthony’s employment under the New Anthony Agreement without cause at any time on thirty (30) days advance written notice, at which time Mr. Anthony would receive severance pay for six (6) months and be fully vested in all options and warrants granted to date.   The foregoing summary of the New Anthony Agreement is qualified in its entirety by reference to the full text of the employment agreement, which was filed as Exhibit 10.1 to our 8-K filing on December 23, 2011, and is incorporated herein by reference.

10.           CONCENTRATIONS

Cash Concentrations

At times, cash balances held in financial institutions are in excess of federally insured limits.  Management performs periodic evaluations of the relative credit standing of financial institutions and limits the amount of risk by selecting financial institutions with a strong credit standing.

Major Customers

Our three largest customers accounted for approximately 52% of our revenues for the nine months ended September 30, 2012.  Net accounts receivable for these customers totaled approximately $1,300,000 as of September 30, 2012.  Our two largest customers accounted for approximately 43% of our revenues for the nine months ended September 30, 2011.

11.           SEGMENT REPORTING

We have adopted ASC 280, “Segment Reporting.”  Because we operate in one business segment based on our integration and management strategies, segment disclosure has not been presented.

12.           GOODWILL

We performed an impairment test of goodwill as of December 31, 2011, determining that our estimated fair value based on our market capitalization was greater than our carrying amount including goodwill.  We did not perform step 2 since the fair value was greater than the carrying amount.

Although we have experienced a net loss for the nine months ended September 30, 2012, these losses were a direct result of operating expenses related to improved sales efforts that recently resulted in our closing eight new recurring revenue contracts.  As a result Management did not feel it was necessary to perform an interim impairment test.

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

Readers should carefully review the risk factors described below under the heading “Risk Factors”  and in other documents we file from time to time with the SEC, including our Form 10-K for the fiscal year ended December 31, 2011.  Our filings with the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those filings, pursuant to Sections 13(a) and 15(d) of the Exchange Act, are available free of charge at www.auxilioinc.com, when such reports are available via the EDGAR system maintained by the SEC at www.sec.gov.

OVERVIEW

Prior to March 2004, Auxilio, Inc., then operating under the name PeopleView, Inc., developed, marketed and supported web based assessment and reporting tools and provided consulting services that enabled companies to manage their Human Capital Management needs in real-time.  In March 2004, we decided to change our business strategy and sold the PeopleView, Inc. business to Workstream, Inc. (“Workstream”).  Following completion of the sale of PeopleView, Inc. to Workstream, we focused our business strategy on providing outsourced image management services to healthcare facilities.

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

Our common stock currently trades on the OTCQB under the stock symbol “AUXO.”

Where appropriate, references to “Auxilio,” the “Company,” “we,” “us” or “our” include Auxilio, Inc. and its wholly-owned subsidiary Auxilio Solutions, Inc., a California corporation.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities.  We evaluate these estimates on an on-going basis, including those estimates related to customer programs and incentives, bad debts, inventories, investments, intangible assets, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for our judgments about the carrying values of assets and liabilities which are not readily apparent from other sources. As a result, actual results may differ from these estimates under different assumptions or conditions.

We consider the following accounting policies to be most important to the portrayal of our financial condition and those that require the most subjective judgment:

•	Revenue recognition and deferred revenue

Revenue is recognized pursuant to ASC Topic 605, “Revenue Recognition” (“ASC 605”).  Revenues from equipment sales transactions are earned when there is persuasive evidence of an arrangement, delivery has occurred, the sales price has been determined and collectability has been reasonably assured.  For the placement of equipment that is to be installed at a customer’s location at a future date, revenue is deferred until the placement of such equipment has occurred.  Monthly service and supply revenue is earned monthly during the term of the contract, as services and supplies are provided.

We enter into arrangements that include multiple deliverables, which typically consist of the sale of Multi-Function Device (“MFD”) equipment and a support services contract.  We account for each element within an arrangement with multiple deliverables as separate units of accounting.  Revenue is allocated to each unit of accounting under the guidance of FASB ASC Topic 605-25, “Multiple-Deliverable Revenue Arrangements”, which provides criteria for separating consideration in multiple-deliverable arrangements by establishing a selling price hierarchy for determining the selling price of a deliverable.  The selling price used for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE nor third-party evidence is available.  We are required to determine the best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis.  We generally do not separately sell MFD equipment or service on a standalone basis.  Therefore, we do not have VSOE for the selling price of these units.  As we purchase the equipment, we have third-party evidence of the cost of this element.  We estimate the proceeds from the arrangement to allocate to the service unit based on historical cost experiences.  Based on the relative costs of each unit to the overall cost of the arrangement, we utilize the same relative percentage to allocate the total arrangement proceeds.

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

We ordinarily incur additional costs to implement our services for new customers.  These costs are comprised primarily of additional labor and support.  These costs are expensed as incurred, and have a negative impact on our statements of operations and cash flows during the implementation phase. We have entered into some recurring revenue contracts that require us to provide the customer with certain levels of guaranteed savings from their historical costs. In the event the guaranteed savings are not met, we may be required to retroactively reduce our billing rate. During our implementation of services we gather additional information that we use in this measurement. While we cannot be certain that we will be able to meet the guaranteed savings obligations, we currently estimate the effect of adhering to the contract terms will not result in a material retroactive adjustment to the billing rate. If we expected a required adjustment, we would reserve for that cost in the financial statements.

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

Reference is made to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed on April 10, 2012 for a discussion of our critical accounting policies.

RESULTS OF OPERATIONS

For the Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

Revenue

Revenue increased by $2,108,195 to $8,782,198 for the three months ended September 30, 2012, as compared to the same period in 2011.  Of this increase, approximately $3,000,000 is a result of the addition of six new recurring revenue contracts between February 2012 and August 2012.  Meanwhile we have maintained all of our current customers, though we have negotiated lower rates for some of them. Partially offseting the increase in revenue from our new contracts, were equipment sales for the three months ended September 30, 2012, which were approximately $240,000 as compared to approximately $1,200,000 for the same period in 2011. We expect our equipment sales will continue to fluctuate, since equipment sales are primarily based on the unique demands of our customers.

Cost of Revenue

Cost of revenue consists of document imaging equipment, parts, supplies and salaries and expenses of field services personnel.  Cost of revenue was $7,430,296 for the three months ended September 30, 2012, as compared to $5,403,700 for the same period in 2011.  The increase in the cost of revenue for the third quarter of 2012 is attributed primarily to the addition of six new recurring revenue contracts between February 2012 and August 2012.  We incurred approximately $890,000 in additional staffing and approximately $180,000 in additional one-time travel related costs in connection with new staff training and the implementation of new customers.  Service and supply costs increased by approximately $1,560,000 primarily as a result of our new customers.  Equipment costs, which include equipment provided under the recurring service contracts and equipment sold, decreased by approximately $630,000 in 2012, primarily as a result of the decrease in copier equipment conversions at our customers.

We expect higher cost of revenues at the start of our engagement with most new customers.  In addition to the costs associated with implementing our services, we absorb our new customers’ legacy contracts with third-party vendors.  As we implement our programs we strive to improve upon these legacy contracts and thus reduce costs over the term of the contract.  We anticipate this trend to continue but anticipate an overall increase in cost of revenue as a result of the expansion of our customer base.  However, given the varying expiration dates of these vendor contracts and the fact that the amount of savings is specific to each arrangement, we cannot predict our anticipated profit margins as these legacy contracts approach renewal.

Sales and Marketing

Sales and marketing expenses include salaries, commissions and expenses for sales and marketing personnel, travel and entertainment, and other selling and marketing costs.  Sales and marketing expenses were $791,712 for the three months ended September 30, 2012, as compared to $559,227 for the same period in 2011.  Staffing costs increased approximately $120,000 in the third quarter of 2012 primarily from an increase in commissions earned on new contracts.

General and Administrative

General and administrative expenses include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses and other administrative costs.  General and administrative expenses increased by $176,850 to $899,318 for the three months ended September 30, 2012, as compared to $722,468 for the three months ended September 30, 2011.  General and administrative expenses increased primarily as a result of increases in staffing headcount to handle the increased size of our business.

Other Income (Expense)

Interest expense for the three months ended September 30, 2012 was $126,880, compared to $65,930 for the same period in 2011.  The increase is a result of the convertible debt borrowing consummated in the 2011 Note Offering and the line of credit borrowings consummated in May 2012.

The change in the fair value of derivative liabilities totaled to a cost of $194,000 for the three months ended September 30, 2012 as compared to a benefit of $29,000 for the same period in 2011.  This cost is a result of the valuation of the underlying derivatives, which are affected predominantly by the change in our stock price between reporting periods.

For the Nine months ended September 30, 2012 Compared to the Nine months ended September 30, 2011

Revenue

Revenue increased by $9,733,621 to $25,894,518 for the nine months ended September 30, 2012, as compared to the same period in 2011.  Of this increase, approximately $7,200,000 is a result of the addition of eight new recurring revenue contracts between July 2011 and August 2012.  Meanwhile we have maintained all of our current customers, though we have negotiated lower rates for some of them.  Equipment sales for the nine months ended September 30, 2012 were approximately $3,900,000 as compared to approximately $1,400,000 for the same period in 2011.  Of this increase, approximately $3,600,000 was from large copier equipment conversions at three customers, of which approximately $1,600,000 was from an arrangement whereby we are contractually limited to billing for the equipment at our cost.  We limit our revenue recognition of delivered equipment to the extent of funds received for such equipment, and thus only recognized revenue for equipment to the extent of our direct cost for this contract.

Cost of Revenue

Cost of revenue consists of document imaging equipment, parts, supplies and salaries and expenses of field services personnel.  Cost of revenue was $22,793,565 for the nine months ended September 30, 2012, as compared to $13,762,040 for the same period in 2011.  The increase in the cost of revenue for the first nine months of 2012 is attributed primarily to the addition of eight new recurring revenue contracts between July 2011 and August 2012.  We incurred approximately $2,200,000 in additional staffing and approximately $470,000 in additional one-time travel related costs in connection with new staff training and the implementation of new customers.  Service and supply costs increased by approximately $3,400,000 primarily as a result of our new customers.  Equipment costs, which includes equipment provided under the recurring service contracts and equipment sold, increased by approximately $3,000,000 in 2012, primarily as a result of the increase in copier equipment conversions at our customers’ locations. We expect higher cost of revenues at the start of our engagement with most new customers.  In addition to the costs associated with implementing our services, we absorb our new customers’ legacy contracts with third-party vendors.  As we implement our programs we strive to improve upon these legacy contracts and thus reduce costs over the term of the contract.  We anticipate this trend to continue but anticipate an overall increase in cost of revenues as a result of the expansion of our customer base.  However, given the varying expiration dates of these vendor contracts and the fact that the amount of savings is specific to each arrangement, we cannot predict our anticipated profit margins as these legacy contracts approach renewal.

Sales and Marketing

Sales and marketing expenses include salaries, commissions and expenses for sales and marketing personnel, travel and entertainment, and other selling and marketing costs.  Sales and marketing expenses were $2,043,465 for the nine months ended September 30, 2012, as compared to $1,384,633 for the same period in 2011.  Staffing costs, including commissions, increased approximately $330,000 in the first nine months of 2012 due to more aggressive sales and marketing efforts and an increase in commissions earned on new contracts. In the first nine months of 2012 we paid third party channel partners approximately $430,000 in cash and restricted stock units for marketing services and sales commissions, compared to approximately $70,000 paid for marketing services and commissions for the same period in 2011.

General and Administrative

General and administrative expenses include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses and other administrative costs.  General and administrative expenses increased by $290,935 to $2,742,056 for the nine months ended September 30, 2012, as compared to $2,451,121 for the nine months ended September 30, 2011.  General and administrative expenses increased primarily as a result of increases in staffing headcount to reflect the increased size of our business.

Other Income (Expense)

Interest expense for the nine months ended September 30, 2012 was $341,261, compared to $72,458 for the same period in 2011.  The increase is a result of the convertible debt borrowing consummated in the 2011 Note Offering and the line of credit borrowings consummated in May 2012.

Interest income is primarily derived from short-term interest-bearing securities and money market accounts.  Interest income for the nine months ended September 30, 2012 was $299, as compared to $1,611 for the same period in 2011, due to a decrease in the amount of invested cash.

The change in the fair value of derivative liabilities totaled to a charge of $279,000 for the nine months ended September 30, 2012 as compared to a benefit of $29,000 for the same period in 2011.  This cost is a result of the valuation of the underlying derivatives, which are affected predominantly by the change in our stock price between reporting periods.

Income Tax Expense

Income tax expense for each of the nine months ended September 30, 2012 and September 30, 2011, was $1,600 and $2,400 respectively, which represents the minimum tax liability due for required state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2012, our cash and cash equivalents were $1,323,434 and our working capital deficit was $944,977.  Our principal cash requirements are for operating expenses, including equipment, supplies, employee costs, and capital expenditures and funding of the operations.  Our primary sources of cash are service and equipment sale revenues, borrowings from our line of credit, and the exercise of options and warrants.

During the nine months ended September 30, 2012, our cash used for operating activities amounted to $1,036,399, as compared to $1,818,536 used for operating activities for the same period in 2011.  The cash used for operating activities for both periods was primarily due to the costs incurred to implement our new recurring revenue contracts.

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

OFF-BALANCE SHEET ARRANGEMENTS

Our off-balance sheet arrangements consist primarily of conventional operating leases, purchase commitments and other commitments arising in the normal course of business, as further discussed below under “Contractual Obligations and Contingent Liabilities and Commitments.” As of September 30, 2012, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

As of September 30, 2012, expected future cash payments related to contractual obligations and commercial commitments were as follows:

	Payments Due by Period
	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Convertible notes	$2,146,667	$147,200	$1,999,467	$-	$-
Capital leases	180,155	100,092	80,063	-	-
Operating leases	491,328	159,682	331,646	-	-
Total	$2,818,150	$406,974	$2,411,176	$-	$-

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

PART –II - OTHER INFORMATION

ITEM 1A.                      RISK FACTORS.

As of the date of this filing, there have been no material changes to the Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on April 10, 2012 (the “2011 Form 10-K”).  The Risk Factors set forth in the 2011 Form 10-K should be read carefully in connection with evaluating our business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q.  Any of the risks described in the 2011 Form 10-K could materially adversely affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made.  These are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

AUXILIO, INC.

Date: November 14, 2012	By:	/s/ Joseph J. Flynn
Joseph J. Flynn
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2012	By:	/s/ Paul T. Anthony
Paul T. Anthony
Chief Financial Officer
(Principal Accounting Officer)