Form 10-K
period 2012-12-31
AUXILIO INC
filed 2013-03-28
CIK 1011432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012.

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

Yes [X]    No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]    No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [  ]                 No [X]

The aggregate market value of the registrant’s common stock, $0.001 par value per share (“Common Stock”), held by non-affiliates of the registrant on June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $16.0 million (based on the average bid price of the Common Stock on that date).  Shares of Common Stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting securities of the registrant were excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not a determination for other purposes.  The registrant has one class of securities, its Common Stock.

As of March 28, 2013, the registrant had 20,154,202 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.

Part III incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) for the 2013 Annual Meeting of Stockholders to be filed on or before April 5, 2013.

AUXILIO, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

Cautionary Note Regarding Forward-Looking Statements

From time to time, we and our representatives may provide information, whether orally or in writing, including certain statements in this Annual Report on Form 10-K (this “Annual Report”), which are deemed to be “forward-looking” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that concern matters that involve risks and uncertainties which could cause actual results to differ materially from those projected in the forward-looking statements. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995 (the “Litigation Reform Act”) and are based on our beliefs as well as assumptions made by us using information currently available. All statements other than statements of historical fact contained in this Annual Report, including statements regarding future events, our future financial performance, our future business strategy and the plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements.  Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended or using other similar expressions. In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Annual Report, any exhibits to this Annual Report and other public statements we make.  Such factors are set forth in the “Business” section, the “Risk Factors” section, the “Legal Proceedings” section, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Annual Report, as well as in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations, except as required by applicable law.

PART I

ITEM 1.	BUSINESS.

Introduction

Auxilio, Inc. (including our subsidiary, Auxilio Solutions, Inc. are referred to collectively in this Annual Report, as “Auxilio,” “we,” “our” and “us”) is engaged in the business of providing fully outsourced print management services to the healthcare industry.  Auxilio was incorporated in Nevada on August 29, 1995, under the name Corporate Development Centers, Inc.  As a result of a series of transactions, we changed our name to “Auxilio, Inc.” in April 2004.  Our principal executive offices are located at 26300 La Alameda, Suite 100, Mission Viejo, California 92691.

For more information on Auxilio and our products and services, please see the section entitled “Principal Products or Services” below or visit our website at www.auxilioinc.com.  The inclusion of our Internet address in this Annual Report does not include or incorporate by reference into this Annual Report any information on our website.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and other filings with the Securities and Exchange Commission (the “SEC”) are generally available through the EDGAR system maintained by the SEC at www.sec.gov.

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

Approximately eighteen months after the completion of the tender offer, e-Perception changed its name to “PeopleView, Inc.” and traded on the Over-The-Counter Bulletin Board (the “OTCBB”) under the symbol “PPVW,” and subsequently changed its name to Auxilio, Inc. From approximately January 1, 2003 through March 31, 2004, we developed, marketed and supported web based assessment and reporting tools and provided consulting services that enabled companies to manage their human capital management needs in real-time.

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

Principal Products and Services

We are engaged in the business of providing fully-outsourced managed print services to the healthcare industry, working exclusively with hospitals throughout the United States. We are vendor independent and provide intelligent solutions, a risk free program and guaranteed savings. We assume all costs related to print environments through customized streamlined and seamless integration of services at predictable fixed rates.

We help hospitals and health systems reduce expenses and create manageable, dependable print image management programs by managing their back-office processes.  The process is initiated through a detailed proprietary assessment.  The assessment is a strategic, operational and financial analysis that is performed at the customer’s premises using a combination of proprietary processes and innovative technology for data collection and report generation.  After the assessment and upon engagement, we charge the customer on a per print basis.  This charge covers the entire print management process and fixes this price per print for the term of the contract and places a highly trained resident team on-site to manage the entire process.

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

Nevertheless, our analysis of the competitive landscape shows a very strong opportunity for fully outsourced managed print services to the healthcare industry, and we believe that we have a strong competitive position in the marketplace due to a number of important factors:

•
We are entirely focused on the healthcare industry.  No other vendor/service provider has its entire business dedicated to solving issues within the healthcare industry with the expertise and knowledge base that we have.  This is unmatched in the market.

•
We have a unique approach to providing fully outsourced print management programs.  Our program is completely outsourced and hospitals need only pay a single invoice.  We operate the print management process as a department in the hospital with full-time staff on-site.  In contrast, vendors and dealers in the vast majority of instances have multiple small and large customers in a geographic area to whom they are providing services, which results in major delays in providing service and supplies to the hospitals.

•	By focusing solely on the hospital campus, we enjoy much lower turn-around times for service, greater up-sell opportunities and a much deeper service relationship with the customer.

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

Customers

All of our customers are hospitals and their related off-site facilities.  The loss of any key customer could have a material adverse effect upon our financial condition, business, prospects and results of operation.  During the year ended December 31, 2012, our four largest customers represented approximately 59% of our revenues.

Intellectual Property

We maintain a database that contains information related to our current and prospective customers’ image and document outputs for certain periods of time, image and document outputs for each piece of machinery maintained at the customer’s location and trends for each of the foregoing.  Our database allows us to anticipate our customers’ future needs and to meet those needs.

We have not applied for or been granted any patents with respect to our technology, or processes, as such intellectual property related to document and image management or document and image processing.  We have trademarked certain process documents and related marketing documents.  The most valuable of which is the Image Management Maturity Model which allows us to detail processes and offer a service that is duplicable in distributed regions.

Employees

As of December 31, 2012, we had 173 full-time employees, including 152 employees engaged in providing services, 7 employees engaged in sales and marketing, and 14 employees engaged in general and administrative activities.  Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage.  We believe our employee relations are good.

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

Our access to equipment, parts, supplies, and services depends upon our relationships with, and our ability to purchase these items on competitive terms from our principal vendors.  We rarely enter into long-term supply contracts with these vendors and we have no current plans to change this in the future.  These vendors are not required to use us to distribute their equipment and are free to change the prices and other terms at which they sell to us.  In addition, we compete with the selling efforts of some of these vendors.  Significant deterioration in relationships with, or in the financial condition of, these significant vendors could have an adverse impact on our ability to sell equipment as well as our ability to provide effective service and technical support.  If one of these vendors terminates or significantly curtails its relationship with us, or if one of these vendors ceases operations, we would be forced to expand our relationships with our existing vendors or seek out new relationships with previously unused vendors.

Risks Related to Our Business

A substantial portion of our business is dependent on our largest customers.

The loss of any key customer could have a material adverse effect upon our financial condition, business, prospects and results of operation.  Our four largest customers represented approximately 59% of our revenues for the year ended December 31, 2012.  We anticipate that these customers will represent approximately 40% of revenue for 2013; therefore the loss of one or more of these customers may contribute to our inability to operate as a going concern and may require us to obtain equity funding or debt financing to continue our operations.  We cannot be certain that we will be able to obtain such financing on commercially reasonable terms, or at all.

Healthcare legislation and regulation.

The healthcare industry is highly regulated.  Recent legislation such as the Patient Protection and Affordable Care Act of 2010 will likely change how healthcare services are provided and managed.  In addition, legislation related to electronic medical records may impact our business.  In 2009, the American Recovery and Reinvestment Act of 2009 included incentives and penalties related to electronic medical records.  For example, Medicare/Medicaid reimbursements will be less for providers who fail to use electronic medical records by 2015.

The use of electronic medical records does not necessarily mean a hospital’s printing demands will decrease, but we cannot be sure whether this will be the case.  Increased adoption and use of electronic medical records may negatively impact our business.

New legislation or regulation.

As to prospective legislation and regulation, we cannot determine what effect additional state or federal governmental legislation, regulations, or administrative orders would have on our business in the future.  New legislation or regulation may require the reformulation of our business to meet new standards, require us to cease operations, impose stricter qualification and/or registration standards, impose additional record keeping, or require expanded consumer protection measures.

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

Our products and services are targeted to the healthcare market, a market in which there are many competing service providers.  Accordingly, the demand for our products and services is very uncertain.  The market may not accept our products and services.  Even if our products and services achieve market acceptance, our products and services may fail to adequately address the market’s requirements.

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

The market for our Common Stock is volatile, having ranged in the last twelve months from a low of $0.73 to a high of $1.47 on the OTCBB.  The market price for our Common Stock has been, and is likely to continue to be, volatile.  The following factors may cause significant fluctuations in the market price of shares of our Common Stock:

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

As of December 31, 2012, we had approximately 19,818,642 shares of our Common Stock outstanding.

If all warrants and options outstanding as of December 31, 2012 are exercised prior to their expiration, up to approximately 8.2 million additional shares of Common Stock could become freely tradable. Additionally, we have granted 265,179 Restricted Stock Units which vest in 2013. Such sales of substantial amounts of Common Stock in the public market could adversely affect the prevailing market price of our Common Stock and could also make it more difficult for us to raise funds through future offerings of Common Stock. Additionally we have $1,800,000 in convertible debt which, if converted to stock, would further dilute the per share value.

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

A deterioration in the global credit markets, the financial services industry and the U.S. economy has resulted in a period of substantial turmoil and uncertainty characterized by unprecedented intervention by the United States federal government and the failure, bankruptcy, or sale of various financial and other institutions.  The impact of these events on our business and the severity of the current economic crisis is uncertain.  It is possible that the current crisis in the global credit markets, the financial services industry and the U.S. economy may adversely affect our business, vendors and prospects as well as our liquidity and financial condition.  As a result, no assurances can be given as to our ability to increase our customer base and generate positive cash flows.  Although we were able to raise additional working capital through convertible note agreements and private placement offerings of our Common Stock, we may not be able to continue this practice in the future or we may not be able to obtain additional working capital through other debt or equity financings.  In the event that sufficient capital cannot be obtained, we may be forced to significantly reduce operating expenses to a point that would be detrimental to our business operations and business development activities.  These courses of action may be detrimental to our business prospects and result in material charges to our operations and financial position.  In the event that any future financing should take the form of the sale of equity securities, the current equity holders may experience dilution of their investments.

The forward looking statements contained in this Annual Report may prove incorrect.

This Annual Report contains certain forward-looking statements. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. In addition to the other risks described elsewhere in this “Risk Factors” discussion, important factors to consider in evaluating such forward-looking statements include: (i) changes to external competitive market factors or in our internal budgeting process which might impact trends in our results of operations; (ii) anticipated working capital or other cash requirements; (iii) changes in our business strategy or an inability to execute our strategy due to unanticipated changes in our industry; and (iv) various competitive factors that may prevent us from competing successfully in the marketplace. In light of these risks and uncertainties, many of which are described in greater detail elsewhere in this “Risk Factors” discussion, there can be no assurance that the events predicted in forward-looking statements contained in this Annual Report will, in fact, transpire. Any negative change in the factors listed above could adversely affect the financial condition and operating results of the Company and its products and services.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

As a smaller reporting company, we are not required to include this information in our Annual Report on Form 10K.

ITEM 2.	PROPERTIES.

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

We are not a party to any material legal proceedings, nor has any material proceedings been terminated during the fiscal year ended December 31, 2012.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our Common Stock is traded on the OTCBB under the symbol “AUXO.OB.”  As such, the market for our Common Stock may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if it were listed on a national exchange.

The following table presents quarterly information on the high and low sales prices of our Common Stock for the fiscal year ending December 31, 2013 (through March 27, 2013), and the fiscal years ended December 31, 2012 and 2011, furnished by the OTCBB.

	High	Low
Fiscal Year Ending December 31, 2013
First Quarter (through March 27, 2013)	$1.03	$0.85

Fiscal Year Ended December 31, 2012
First Quarter	$1.47	$0.75
Second Quarter	$1.40	$0.73
Third Quarter	$1.20	$0.74
Fourth Quarter	$1.15	$0.76

Fiscal Year Ended December 31, 2011
First Quarter	$1.01	$0.70
Second Quarter	$0.94	$0.52
Third Quarter	$0.99	$0.65
Fourth Quarter	$0.99	$0.70

The high and low sales prices for our Common Stock on March 27, 2013, as quoted on the OTCBB, were $0.95 and $0.89, respectively.

Holders

On March 27, 2013, we had approximately 103 stockholders of record.

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

Repurchases

During the fiscal year ended December 31, 2012, we did not repurchase any of our securities.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain information as of December 31, 2012 with respect to our existing equity compensation plans under which shares of our Common Stock is authorized for issuance.

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuances Under Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1):	5,725,031	$1.02	152,253
Equity compensation plans not approved by security holders (2):	2,454,606	$1.34	-
Restricted stock units (3)	265,179	-	-
Total	8,444,816		152,253

(1)	These plans consist of the 2000 Stock Option Plan, 2001 Stock Option Plan, the 2003 Stock Option Plan, the 2004 Stock Option Plan, the 2007 Stock Option Plan and the 2011 Stock Incentive Plan.
(2)
From time to time and at the discretion of the Board, we may issue warrants and stock options to our key individuals or officers as performance based compensation.  We have also issued warrants to Sodexo Operations, LLC, (“Sodexo”) in connection with a joint marketing agreement and to Cambria Capital, LLC in consideration for financing arrangements.

(3)	The Board has authorized the issuance of restricted stock units to Sodexo in connection with a joint marketing agreement, and other restricted stock units in compensation for a sales commission.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Application of Critical Accounting Policies

The SEC defines critical accounting policies as those that are, in management’s view, most important to the portrayal of our financial condition and results of operations and most demanding of our judgment. The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which were prepared in accordance with accounting principles generally accepted in the U.S., which is referred to as “GAAP.”  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities.  On an on-going basis, we evaluate these estimates, including those related to stock-based compensation, customer programs and incentives, bad debts, supply inventories, intangible assets, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Impairment of Intangible Assets

We account for goodwill in accordance with FASB’s authoritative guidance which requires that goodwill and certain intangible assets are not amortized, but are subject to an annual impairment test.  We complete our goodwill impairment test on an annual basis, during the fourth quarter of our fiscal year, or more frequently, if changes in facts and circumstances indicate that impairment in the value of goodwill recorded on our balance sheet may exist.  For purposes of testing the impairment of goodwill, we have one reporting unit.  Our methodology for testing goodwill impairment consists of one, and possibly two steps.  In step one of the goodwill impairment test, we compare our carrying amount (including goodwill) of our entity-wide reporting unit and Auxilio’s fair value based on market capitalization.  We evaluated how this market capitalization measure compared to the performance based multiples of revenue and earnings methods and feel it most accurately reflects the Company’s valuation given our recent revenue growth accompanied by losses which causes performance based metrics to portray the Company at an unrealistic value.  Our market capitalization is based on the closing price of our Common Stock as quoted on the OTCBB multiplied by our outstanding shares of Common Stock.  There was no impairment of goodwill as a result of the annual impairment tests completed during the fourth quarters of 2012 and 2011.  Excluding goodwill, we have no intangible assets deemed to have indefinite lives. At December 31, 2012, the fair value of Auxilio, based on our market capitalization, was approximately $18.8 million, exceeding our book value of negative $378,000.  The second step of the impairment test, which compares the implied fair value of the goodwill with the book value, was not required since we passed step one.

New Customer Implementation Costs

We ordinarily incur additional costs to implement our services for new customers.  These costs are comprised primarily of additional labor and support, with the efforts going to identify, map and record all existing devices and support arrangements for all subject devices. Once this effort is complete, it need not be repeated. This ordinarily takes one to six months to complete, depending on the size of the new customer.  These costs are expensed as incurred, and have a negative impact on our statements of operations and cash flows during the implementation phase.

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

Results of Operations

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Net Revenue

Revenues consist of equipment sales and ongoing service fees.  Net revenue increased by $13,801,402 to $35,647,021 for the year ended December 31, 2012, as compared to the same period in 2011.  Service revenue in 2012 totaled approximately $30,500,000 compared to approximately $19,800,000 in 2011.  Of this increase, approximately $10,700,000 was a result of the addition of eight new recurring revenue contracts between July 2011 and August 2012. Another $1,000,000 of the increase was due to the expansion of services at existing customers. Partially offsetting these increases was a decrease in revenue of approximately $700,000 at existing customers, where there was a reduction in unit price and sales volume. We anticipate this trend to continue as we renew our customers’ contracts but anticipate overall revenue growth as a result of the expansion of our customer base. Equipment sales for the year ended December 31, 2012 were approximately $5,200,000 as compared to approximately $2,100,000 for the same period in 2011. Of this increase, approximately $3,000,000 was from large copier equipment conversions at three customers, of which approximately $1,600,000 was from an arrangement whereby we are contractually limited to billing for the equipment at our cost.  We limit our revenue recognition of delivered equipment to the extent of funds received for such equipment, and thus only recognized revenue for equipment to the extent of our direct cost for this contract.

Cost of Revenue

Cost of revenue consists of document imaging equipment, parts, supplies and salaries expense for field services personnel.  Cost of revenue was $31,018,117 for the year ended December 31, 2012, as compared to $19,131,257 for the same period in 2011. The increase in the cost of revenue for 2012 is attributed primarily to the addition of eight new recurring revenue contracts between July 2011 and August 2012 and an increase in our operational support costs to prepare for the growth. We incurred approximately $3,100,000 in additional staffing and approximately $500,000 in additional one-time travel related costs in connection with new staff training and the implementation of new customers.  Service and supply costs increased by approximately $4,900,000 primarily as a result of our new customers.  Equipment costs, which includes equipment provided under the recurring service contracts and equipment sold, increased by approximately $3,300,000 in 2012, primarily as a result of the increase in copier equipment conversions at our customers’ locations.

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

Sales and Marketing

Sales and marketing expenses include salaries, commissions and expenses of sales and marketing personnel, travel and entertainment, and other selling and marketing costs.  Sales and marketing expenses were $2,604,783 for the year ended December 31, 2012, as compared to $1,830,538 for the same period in 2011. We incurred sales commissions to employees totaling approximately $490,000 in 2012 compared to $130,000 in 2011.  Also included in sales and marketing costs in 2012 is a non-cash charge of approximately $350,000 in connection with restricted stock units granted to channel partners for marketing and placement services.  This compares to approximately $80,000 paid in 2011 for the same services.

General and Administrative

General and administrative expenses, which include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, and other administrative costs, increased by $294,203 to $3,654,716 for the year ended December 31, 2012.  Salary expense increased approximately $300,000 in 2012 and was primarily due to additional office staff needed to handle the increase in transaction volume. Professional fees in 2012 decreased approximately $150,000 whereas in 2011 we incurred additional legal fees in connection with registering the underlying shares of common stock for our options and warrants and drafting of the 2011 Stock Incentive Plan. Other consulting fees in 2011 include approximately $200,000 paid to prepare operational training manuals, with no similar charges incurred in 2012.

Other Income (Expense)

Interest expense for the year ended December 31, 2012 was $465,131, compared to $171,945 for the same period in 2011. In 2012 we incurred approximately $380,000 in interest charges from the convertible debt borrowing, compared to approximately $120,000 in 2011. In 2012 we also incurred approximately $80,000 of interest charges from the commercial line of credit agreement which began in May 2012.  Interest income is primarily derived from short-term interest-bearing securities and money market accounts.

We had a convertible debt offering which contained a beneficial exchange feature from July 2011 to July 2012. As a result, there was a change in fair value of derivative liabilities charge of $279,000 in 2012 compared to a credit of $62,000 in 2011. This 2012 charge was reflective of the increase in the market value of the underlying stock from the beginning of 2012 to the end of the beneficial exchange feature in July 2012. This compared to the decrease in market value from when the convertible debt offering first occurred in July 2011 to the end of 2011.

Income Tax Expense

Income tax expense for the year ended December 31, 2012 was $7,440 and was $7,495 for the year ended December 31, 2011. The charges in both years are primarily for minimum payments and charges for state income taxes in apportioned states that disallow consolidated tax return filings.

Liquidity and Capital Resources

At December 31, 2012, our cash and cash equivalents were $2,190,972 and our negative working capital was $661,457.  Our principal cash requirements were for operating expenses, including equipment, supplies, employee costs, and capital expenditures and funding of the operations.  Our primary sources of cash were from service and equipment sale revenues, commercial line of credit borrowings, the exercise of options and warrants and the sale of Common Stock in compliance with applicable federal and state securities laws.

During the year ended December 31, 2012, cash used for operating activities was $29,601 as compared to $2,023,052 for the same period in 2011.  The difference in cash from operating activities in 2011 was primarily due to the costs incurred to implement our new recurring revenue contracts, more aggressive sales and marketing efforts to obtain new clients and legal and consulting fees in connection with the development of operational training tools, statutory filings, the drafting and adoption of the new stock incentive plan and investor relations.

We expect to continue to establish recurring revenue contracts to new customers throughout 2013.  Since we expect higher cost of revenues at the start of our engagement with most new customers, we may seek additional financing, which may include debt and/or equity financing or funding through third party agreements.  In July of 2011, we closed on a private offering of secured convertible notes and warrants with gross proceeds of $1,850,000.  In addition, in May 2012 we entered into an asset based line of credit agreement with a financial institution. This facility provides for borrowings up to $2,000,000 not to exceed 80% of eligible receivables.  We may seek additional financing, however there can be no assurance that additional financing will be available on acceptable terms, if at all.  Any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants.  Management believes that cash generated from debt and/or equity financing arrangements along with funds from operations will be sufficient to sustain our business operations over the next twelve months.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist primarily of conventional operating leases and purchase and other commitments arising in the normal course of business, as further discussed below under the section “Contractual Obligations, Contingent Liabilities and Commitments.”  As of December 31, 2012, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Related Party Transactions

On August 10, 2009, we entered into a consulting agreement with John D. Pace, Chairman of the Board, to provide support to us in the capacity of Chief Strategy Officer. The agreement currently provides that we will pay Mr. Pace $6,500 per month as compensation for his services. During each of the fiscal years ended December 31, 2011 and 2012, we paid Mr. Pace $78,000 and $78,000, respectively.

In July 2011, as part of the offering of convertible promissory notes and warrants, we agreed to pay Cambria Capital, LLC a placement fee of $149,850 in sales commissions, reimburse for costs associated with the placement and to issue a warrant to purchase up to 199,800 shares of Common Stock exercisable at a price of $1.50 per share. Cambria Capital, LLC is an affiliate of Michael Vanderhoof, a member of the Board. The engagement of Cambria Capital, LLC, the payment of the placement fee and the issuance of the warrant to Cambria Capital, LLC were approved by a majority of the disinterested members of the Board after full disclosure of Mr. Vanderhoof’s interest. We additionally granted piggyback registration rights to Cambria Capital, LLC in this offering that are the same as those afforded to the investors in the offering.

Contractual Obligations, Contingent Liabilities and Commitments

As of December 31, 2012, expected future cash payments, including interest portion, related to contractual obligations, contingent liabilities, and commitments were as follows:

	Payments Due by Period
	Total	Within 1 year	Year 2-3	Year 4-5	More than 5 years
Convertible notes payable	$2,064,000	$144,000	$1,920,000	$-	$-
Capital leases	183,536	100,765	82,771	-	-
Operating leases	451,407	160,705	290,702	-	-
Total	$2,698,943	$405,470	$2,293,473	$-	$-

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this item are included in Part IV, Item 15 of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Management conducted an assessment of the effectiveness, as of December 31, 2012, of our internal control over financial reporting, based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on their assessment under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

The information with respect to our executive officers and directors appearing in our Definitive Proxy Statement to be filed with the SEC in connection with the 2013 Annual Meeting of Stockholders (“Proxy Statement”), is hereby incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

The information with respect to compensation of our executive officers appearing in our Proxy Statement is hereby incorporated by reference.

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

(a)

     (1)           Financial Statements

The following consolidated financial statements and related notes thereto, and the report of our independent auditor are filed as part of this Annual Report:

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Auxilio, Inc.

We have audited the accompanying consolidated balance sheets of Auxilio, Inc. (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2012.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Auxilio, Inc. as of December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ HASKELL & WHITE LLP

Irvine, California
March 28, 2013

AUXILIO, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$2,190,972	$1,832,115
Accounts receivable, net	4,693,660	2,032,738
Prepaid and other current assets	52,113	74,977
Supplies	1,059,730	651,874
Total current assets	7,996,475	4,591,704

Property and equipment, net	227,004	191,810
Deposits	36,288	28,013
Loan acquisition costs	159,036	226,576
Goodwill	1,517,017	1,517,017
Total assets	$9,935,820	$6,555,120

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$5,579,720	$2,757,670
Accrued compensation and benefits	1,558,539	1,031,748
Line of credit	528,486	-
Deferred revenue	902,542	381,767
Current portion of capital lease obligations	88,645	49,881
Total current liabilities	8,657,932	4,221,066

Long-term liabilities:
Convertible notes payable, net of discount of $223,250 and $364,250 at December 31, 2012 and December 31, 2011, respectively	1,576,750	1,485,750
Derivative warrant liability	-	126,000
Derivative additional investment rights liability	-	235,000
Capital lease obligations less current portion	79,358	80,735
Total long-term liabilities	1,656,108	1,927,485

Commitments and contingencies	-	-

Stockholders’ equity (deficit):
Common stock, par value at $0.001, 33,333,333 shares authorized, 19,818,642 shares issued and outstanding at December 31, 2012 and 19,449,783 shares issued and outstanding at December 31, 2011	19,820	19,451
Additional paid-in capital	22,491,361	20,894,653
Accumulated deficit	(22,889,401)	(20,507,535)
Total stockholders’ equity	(378,220)	406,569
Total liabilities and stockholders’ equity	$9,935,820	$6,555,120

The accompanying notes are an integral part of these consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2012	2011
Net revenues	$35,647,021	$21,845,619
Cost of revenues	31,018,117	19,131,257
Gross profit	4,628,904	2,714,362
Operating expenses:
Sales and marketing	2,604,783	1,830,538
General and administrative expenses	3,654,716	3,360,513
Total operating expenses	6,259,499	5,191,051
Loss from operations	(1,630,595)	(2,476,689)
Other income (expense):
Interest expense	(465,131)	(171,945)
Interest income	300	2,487
Change in fair value of derivative liabilities	(279,000)	62,000
Total other income (expense)	(743,831)	(107,458)

Loss before provision for income taxes	(2,374,426)	(2,584,147)
Income tax expense	7,440	7,495
Net loss	$(2,381,866)	$(2,591,642)

Net loss per share:
Basic	$(0.12)	$(0.13)
Diluted	$(0.12)	$(0.13)

Number of weighted average shares outstanding:
Basic	19,589,978	19,376,214
Diluted	19,589,978	19,376,214

The accompanying notes are an integral part of these consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2012AND 2011

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at January 1, 2011	19,336,651	19,338	20,417,584	(17,915,893)	2,521,029
Common stock issued in a cashless exercise of options	46,465	46	(46)	-	-
Stock compensation expense for options and warrants granted to employees and consultants	-	-	303,979	-	303,979
Restricted stock granted for marketing services	66,667	67	81,636	-	81,703
Warrants issued as loan acquisition costs related to convertible notes payable	-	-	91,500	-	91,500
Net loss	-	-	-	(2,591,642)	(2,591,642)
Balance at December 31, 2011	19,449,783	$19,451	$20,894,653	$(20,507,535)	$406,569
Stock compensation expense for options and warrants granted to employees and consultants	-	-	391,605	-	391,605
Common stock granted for consulting services	100,000	100	104,900	-	105,000
Restricted stock granted for marketing services	218,859	219	348,826	-	349,045
Conversion of convertible note payable	50,000	50	49,950	-	50,000
Warrants issued for marketing services	-	-	25,787	-	25,787
Warrants issued as loan acquisition costs	-	-	35,640	-	35,640
Reclassification of derivative liabilities to equity	-	-	640,000	-	640,000
Net loss	-	-	-	(2,381,866)	(2,381,866)
Balance at December 31, 2012	19,818,642	$19,820	$22,491,361	$(22,889,401)	$(378,220)

The accompanying notes are an integral part of these consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011
Cash flows provided by operating activities:
Net loss	$(2,381,866)	$(2,591,642)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	117,357	125,601
Stock compensation expense for options and warrants granted to employees and consultants	391,605	303,979
Fair value of restricted stock granted for marketing services	349,045	81,703
Fair value of warrants issued for marketing services	25,787	-
Fair value of common stock issued for consulting services	105,000	-
Change in fair value of derivative liabilities	279,000	(62,000)
Interest expense related to accretion of debt discount costs	141,000	58,750
Interest expense related to amortization of loan acquisition costs	128,044	36,544
Changes in operating assets and liabilities:
Accounts receivable	(2,660,922)	(872,487)
Prepaid and other current assets	22,864	256,506
Supplies	(407,856)	35,971
Deposits	(8,275)	-
Accounts payable and accrued expenses	2,822,050	218,842
Accrued compensation and benefits	526,791	259,216
Deferred revenue	520,775	125,965
Net cash used for operating activities	(29,601)	(2,023,052)
Cash flows (used for) investing activities:
Purchases of property and equipment	(29,841)	(24,669)
Net cash (used for) investing activities	(29,841)	(24,669)
Cash flows provided by financing activities:
Net proceeds from line of credit agreement	528,486	-
Proceeds from convertible notes payable	-	1,850,000
Loan acquisition fees paid	(24,864)	(171,620)
Payments on capital leases	(85,323)	(48,451)
Net cash provided by financing activities	418,299	1,629,929
Net increase (decrease) in cash and cash equivalents	358,857	(417,792)
Cash and cash equivalents, beginning of year	1,832,115	2,249,907
Cash and cash equivalents, end of year	$2,190,972	$1,832,115

The accompanying notes are an integral part of these consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year Ended December 31,
	2012	2011
Supplemental disclosure of cash flow information:
Interest paid	$196,892	$39,630
Income tax paid	$3,590	$2,517

Non-cash investing and financing activities:
Property and equipment acquired through capital leases	$122,710	$57,767
Warrants issued as loan acquisition costs	$35,640	$91,500
Conversion of convertible note payable	$50,000	$-
Reclassification of derivative liabilities to equity	$640,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(1)           Basis of Presentation and Summary of Significant Accounting Policies

Business Activity

We are engaged in the business of providing fully-outsourced managed print services to the healthcare industry, working exclusively with hospitals throughout the United States.

Basis of Presentation

The accompanying financial statements were prepared in conformity with GAAP, which contemplate continuation of Auxilio as a going concern. We have reported a net loss of $2,381,866 for the year ended December 31, 2012 and an accumulated deficit of $22,889,401 as of December 31, 2012. We reported a net loss of $2,591,642 for the year ended December 31, 2011. We have negative working capital of $661,457 as of December 31, 2012.

The consolidated financial statements include the accounts of Auxilio and our wholly owned subsidiaries.  All intercompany balances and transactions were eliminated.

Liquidity

During the year ended December 31, 2012, cash used for operating activities was $29,601 as compared to cash used for operating activities of $2,023,052 for the same period in 2011.  During this same period our revenue increased by 64%. We expect another year of revenue growth in 2013.  The implementation costs that accompanied the growth in 2012 along with the related sales expense and operational overhead has substantially contributed to our losses. As these new accounts mature, we anticipate a reduction in costs of goods sold per account and an increase in total costs but at a slower rate than revenue, allowing us to reduce our current net cash used from operating activities. We have already seen this trend in the fourth quarter of 2012.

The standard term for our management services contracts are three to five years. We refer to mature accounts as those whom we have fully implemented, and have influenced change in our customer’s configuration of equipment, toner procurement vendors, third-party service vendors and/or leased equipment agreements. Accounts normally take six to twelve months to reach maturity, but could take as long as twenty-four months. There is no specific timeframe that results in maturity because our customers are initially in varying positions with regards to their equipment configuration, toner procurement vendors, third-party service vendors and leased equipment agreements. Often these agreements are non-cancellable until they reach their termination date.

During 201,1 in preparation for this growth, we raised $1,850,000 in a convertible debt financing.  Additionally, in May 2012, we entered into an asset based line of credit agreement with a financial institution. This facility provides for borrowings up to $2,000,000 not to exceed 80% of eligible receivables. Management believes that improved cash generated from operations, along with the funds raised in these recent debt financings, will be sufficient to sustain our business operations over the next twelve months.

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

When we enter into arrangements that include multiple deliverables, they typically consist of the sale of MFD equipment and a support services contract which includes a reserve for replacement of printer and fax equipment. Pursuant to ASC Subtopic 605-25-25: “Revenue Recognition – Multiple-Element Arrangements – Recognition”(“ASC 605-25-25”), we account for each element within an arrangement with multiple deliverables as separate units of accounting. Revenue is allocated to each unit of accounting using the relative selling price method, which allocates revenue to each unit of accounting based on the fair value of both the delivered and undelivered items.

Deferred Revenue

We enter into arrangements that include multiple deliverables, which typically consist of the sale of MFD equipment and a support services contract.  We account for each element within an arrangement with multiple deliverables as separate units of accounting.  Revenue is allocated to each unit of accounting under the guidance of FASB ASC Topic 605-25, Multiple-Deliverable Revenue Arrangements, which provides criteria for separating consideration in multiple-deliverable arrangements by establishing a selling price hierarchy for determining the selling price of a deliverable.  The selling price used for each deliverable is based on vendor-specific objective (“VSOE”) evidence if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE nor third-party evidence is available.  We are required to determine the best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis.    We do not separately sell MFD equipment on a standalone basis.  Therefore, we do not have VSOE for the selling price of these units. As we purchase the equipment, we have third-party evidence of the cost of this element.  We estimate the proceeds from the arrangement to allocate to the service unit based on historical cost experiences.  Based on the relative costs of each unit to the overall cost of the arrangement, we utilize the same relative percentage to allocate the total arrangement proceeds.

Cash and Cash Equivalents

For purposes of the statement of cash flows and balance sheet classification, cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

Accounts Receivable

We provide an allowance for doubtful accounts equal to the estimated uncollectible amounts. Our estimate is based on historical collection experience and a review of the current status of trade accounts receivable.  It is reasonably possible that our estimate of the allowance for doubtful accounts will change.  Management believes that no accounts receivable are uncollectible at December 31, 2012.

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

For purposes of testing the impairment of goodwill, we have one reporting unit. Our methodology for testing goodwill impairment consists of one, and possibly two steps.  In step one of the goodwill impairment test, management compares the carrying amount (including goodwill) of the entity-wide reporting unit and the fair value based on market capitalization. Our market capitalization is based on the closing price of our Common Stock as quoted on the OTCBB multiplied by our outstanding shares of Common Stock.  There was no impairment of goodwill as a result of the annual impairment tests completed during the fourth quarters of 2012 and 2011. Excluding goodwill, we have no intangible assets deemed to have indefinite lives. At December 31, 2012, our fair value, based on market capitalization, was approximately $18.8 million, exceeding our book value by approximately $19.1 million.  The second step of the impairment test compares the implied fair value of the goodwill with the book value. We were not required to perform step two since we passed step one.

Long-Lived Assets

In accordance with FASB ASC Topic 350, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If there are indications of impairment, we use future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable.  In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value.  Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less the cost to sell. As of December 31, 2012, management determined there was no impairment of these assets.

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

The fair value hierarchy consists of three broad levels, which are described below:

Level 1 - Quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.

Level 2 - Observable inputs, other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

Our derivative warrant liability and derivative additional investment rights liability are stated at fair value as further described in note 6 below.

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

For the years ended December 31, 2012 and 2011, stock-based compensation expense recognized in the statements of operations is as follows:

	Year Ended December 31,
	2012	2011
Cost of revenues	$102,065	$75,290
Sales and marketing	63,599	24,014
General and administrative expenses	225,941	204,675
Total stock based compensation expense	$391,605	$303,979

The weighted average estimated fair value of stock options granted during 2012 and 2011 was $0.55 and $0.44 per share, respectively.  These amounts were determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the expected life of the option.  The assumptions used in the Black-Scholes model were as follows for stock options granted in 2012 and 2011:

	2012	2011
Risk-free interest rate	0.07% to 0.17%	0.08% to 0.19%
Expected volatility of our Common Stock	64.83% to 82.48%	80.95% to 85.78%
Dividend yield	0%	0%
Expected life of options	3 years	3 years

The Black-Scholes option valuation model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable.  Because option valuation models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options.

Compensation cost associated with grants of restricted stock units are also measured at fair value. We evaluate the assumptions used to value restricted stock units on a quarterly basis. When factors change, including the market price of the stock, share-based compensation expense may differ significantly from what was recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned share-based compensation expense. As of December 31, 2012, we have not granted any restricted stock units under the 2011 Stock Incentive Plan.

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

As of December 31, 2012, potentially dilutive securities consisted of options and warrants to purchase 8,179,637 shares of our Common Stock at prices ranging from $0.30 to $2.15 per share. Of these potentially dilutive securities, none of the shares of Common Stock underlying the options and warrants were included in the computation of diluted earnings per share as their effect would be anti-dilutive.

As of December 31, 2011, potentially dilutive securities consisted of options and warrants to purchase 9,349,561 shares of our Common Stock at prices ranging from $0.30 to $6.75 per share. Of these potentially dilutive securities, none of the shares of Common Stock underlying the options and warrants were included in the computation of diluted earnings per share as their effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share:

	Year Ended December 31,
	2012	2011
Numerator:
Net loss	$(2,381,866)	$(2,591,642)

Denominator:
Denominator for basic calculation weighted averages	19,589,978	19,376,214

Dilutive Common Stock equivalents:
Options and warrants	-	-
Denominator for diluted calculation weighted average	19,589,978	19,376,214

Net loss per share:
Basic net loss per share	$(.12)	$(.13)
Diluted net loss per share	$(.12)	$(.13)

Segment Reporting

Based on our integration and management strategies, we operated in a single business segment.  For the years ended December 31, 2012 and 2011, all revenues were derived from domestic operations.

Subsequent Events

Management has evaluated events subsequent through the date of filing of this annual report and determined there is no effect on the financial statements, nor any items that would require disclosure.

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB that we adopt as of the specified effective date.  Unless otherwise discussed in these financial statements and notes or in our Annual Report on Form 10-K for the year ended December 31, 2012, we believe the impact of any recently issued standards that are not yet effective are either not applicable to us at this time or will not have a material impact on our consolidated financial statements upon adoption.

(2)           Accounts Receivable

A summary of accounts receivable follows:

	As of December 31,
	2012	2011
Trade receivables	$6,848,090	$1,849,131
Unapplied advances and unbilled revenue	(2,154,430)	183,607
Allowance for doubtful accounts	-	-
	$4,693,660	$2,032,738

(3)           Property and Equipment

A summary property and equipment follows:

	As of December 31,
	2012	2011
Furniture and fixtures	$55,695	$51,398
Computers and office equipment	541,895	553,254
Fleet equipment	216,857	367,660
Leasehold improvements	3,838	-
	818,285	972,312
Less accumulated depreciation and amortization	(591,281)	(780,502)
	$227,004	$191,810

Depreciation and amortization expense for property, equipment, and improvements amounted to $117,357 and $125,601 for the years ended December 31, 2012 and 2011, respectively.

(4)           Line of Credit

On May 4, 2012, we entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Avidbank Corporate Finance, a Division of Avidbank (“Avidbank”).  The Loan and Security Agreement provides us with a revolving line-of-credit up to $2.0 million at an interest rate of prime plus 3.75%; provided, however, that at no time shall the rate be less than seven percent (7.0%) per annum. As of December 31, 2012 the interest rate was 7.0%. The amount available to us at any given time is the lesser of (a) $2.0 million, or (b) the amount available under our borrowing base (80% of our eligible accounts, minus (1) accrued client lease payables, and minus (2) accrued equipment pool liability).  While there are outstanding credit extensions, we must maintain a minimum balance of unrestricted cash and cash equivalents at Avidbank of at least $400,000, measured on a monthly basis, and our maximum quarterly consolidated adjusted EBITDA loss must not exceed:  (i) $1,000,000 for the quarter ended March 31, 2012, (ii) $250,000 for the quarter ending June 30, 2012, (iii) $500,000 for the quarter ending September 30, 2012, and (iv) we must have adjusted EBITDA income of $100,000 for the quarter ending December 31, 2012.  We covenanted not to, among other things, (a) dispose of assets (other than in the ordinary course), (b) change our business, (c) change our CEO or CFO, (d) merge or consolidate with any other person, (e) acquire all or substantially all of the capital stock or property of another person, or (f) become liable for any indebtedness (other than permitted indebtedness, as set forth in the Loan and Security Agreement).  The foregoing description is qualified in its entirety by reference to the Loan and Security Agreement, which is found in our 8-K filing on May 9, 2012 as Exhibit 10.1.

In connection with our entry into the Loan and Security Agreement, we granted Avidbank (a) a general, first-priority security interest in all of our assets, equipment and inventory, and (b) a security interest in all of our intellectual property under an Intellectual Property Security Agreement.  Each holder of convertible promissory notes issued in a private offering in July 2011 agreed to subordinate its right of payment and security interest in and to our assets to Avidbank throughout the term of the Loan and Security Agreement.  In addition, we issued Avidbank a 5-year warrant to purchase up to 72,098 shares of our common stock at an exercise price of $1.387 per share, as additional consideration for the Loan and Security Agreement.  The foregoing descriptions are qualified in their entirety by reference to the respective agreements.  These agreements are found in our 8-K filing on May 9, 2012 as Exhibits 10.2, 10.3 and 10.4, respectively.

Interest charges associated with the Avidbank line of credit, including amortization of the discounts and loan acquisition costs totaled $78,722, for the year ended December 31, 2012.

(5)           Convertible Notes Payable

Effective July 29, 2011, we closed on a private offering of secured convertible promissory notes and warrants (“Units”) for gross proceeds of $1,850,000.  Each of the Units consists of (i) a $5,000 secured convertible promissory note (each a “Note” and collectively “Notes”) and (ii) a warrant (each a “Warrant” and collectively “Warrants”) to purchase 1,000 shares of our Common Stock at and exercise price of $1.50 per share.  The Notes mature July 29, 2014 and are secured by our tangible and intangible assets, subject to the senior security interest of Avidbank, as discussed in the immediately preceeding note.  The Notes accrue interest at a rate of eight percent (8%) per annum, compounded annually, and the interest on the outstanding balance of the Notes is payable no later than thirty (30) days following the close of each calendar quarter.  The Notes are convertible into 1,850,000 shares of Common Stock.  The Warrants expire April 29, 2016 and are exercisable to purchase up to 370,000 shares of our Common Stock. We additionally granted piggyback registration rights to the investors in this offering.  Several members of the Board, including John Pace, Michael Joyce, Mark St. Clare and Michael Vanderhoof, participated in the offering.

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

The Note agreement provides holders of the Notes with certain dilution protections.  If (a) by July 29, 2012, we had completed an additional round of debt financing with new investors (“New Debt”) and (b) the New Debt contained more favorable interest rate, payment frequency, amortization, conversion price, warrant coverage and registration rights terms to the New Debt holders than the Notes, then the holder of Notes would have had the option to exchange the Notes for an equal principal amount of new notes with the same terms as the New Debt (the “Exchange Feature”).  The Exchange Feature did not provide for fixed terms for the associated Warrants nor did it allow for an adjustment to the conversion rate of the Notes. As we did not have any additional financing, the Exchange Feature expired on July 29, 2012.

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

The conversion rights and the Call Option held by us, or the “Additional Investment Rights,” are embedded derivatives of the host debt contract. The potential variability of the conversion rate and the terms of the Call Option, due to the existence of the Exchange Feature, also caused the Additional Investment Rights to not qualify for equity classification.  Under the accounting guidance for multiple embedded derivatives, we combined these rights into one embedded derivative and allocated proceeds from the offering to the bundled derivative. Accordingly, the bundled Additional Investment Rights were accounted for as a derivative liability to be measured at fair value. We allocated $1,427,000 to the convertible Notes payable, $166,000 to the derivative Warrant liability and $257,000 to the derivative Additional Investments Rights liability.  The debt discount of $423,000 will be amortized as interest expense over the term of the convertible Notes payable.  The valuation methodologies for the fair values of the Derivative Warrant Liability and the Derivative Additional Investment Rights Liability are described in Note 6 below.

Interest charges associated with the convertible notes payable, including amortization of the discounts and loan acquisition costs totaled $375,551 and $156,961 for the years ended December 31, 2012 and 2011, respectively.

We also agreed to pay Cambria Capital, LLC a placement fee of $149,850 in sales commissions, reimburse for costs associated with the placement of the Units and to issue a warrant to purchase up to 199,800 shares of Common Stock exercisable at a price of $1.50 per share.  Cambria Capital, LLC is an affiliate of Michael Vanderhoof, a member of the Board. The engagement of Cambria Capital, LLC, the payment of the placement fee and the issuance of the warrant to Cambria Capital, LLC were approved by a majority of the disinterested members of the Board after full disclosure of Mr. Vanderhoof’s interest. We additionally granted piggyback registration rights to Cambria Capital, LLC in this offering that are the same as those afforded to the investors in the offering.

(6)           Derivative Liabilities

Our derivative liability instruments were measured at fair value using the Black-Scholes model. We evaluated the use of other valuation models and determined that given the fact pattern these methods were not anticipated to be materially different from the amounts calculated using the Black-Scholes model.  This determination was based on management’s belief that the likelihood of another round of financing prior to the expiration of the Exchange Feature was remote, and another round of financing with terms more favorable to new investors is even more remote.  If another round of financing were to have occurred, we believe that our need for an additional round of financing by July 2012 would have been driven by significant growth in our business.  This growth would likely have resulted in more favorable terms to us, thus rendering the instruments subject to the Exchange Feature with nominal value.  As a result, we believe that the Black-Scholes model was an appropriate method for valuing the warrants and additional investment rights subject to the Exchange Feature.

Derivative Warrant Liability

The Warrants outstanding from the convertible notes payable financing had potentially variable terms that could have allowed for the reduction in the exercise price of the Warrants in the event that, prior to July 29, 2012, we completed an additional round of debt financing with new investors that called for better economic terms. We accounted for these Warrants in accordance with FASB ASC Topic 815.

We recognized all of our warrants subject to the Exchange Feature as a derivative liability in our consolidated balance sheet.  The derivative liability was revalued at each reporting period and changes in fair value were recognized currently in the consolidated statements of operations.  The initial recognition and subsequent changes in fair value of the derivative liability had no effect on our cash flows.

The revaluation of these Warrants during the reporting period resulted in the recognition of a $40,000 gain for the year ended December 31, 2011 and a $92,000 charge for the year ended December 31, 2012, under the caption “Change in fair value of derivative liabilities.”  The fair value of these warrants at December 31, 2011 was $126,000, which is reported on the consolidated balance sheet under the caption “Derivative Warrant Liability.” The fair value of these Warrants as of the expiration of the Exchange Feature, July 29, 2012 was $218,000. On this date, this amount was reclassified as additional paid-in capital.

Fair Value Assumptions Used in Accounting for Derivative Warrant Liability

We determined that our derivative Warrant liability was a Level 3 fair value measurement.  The fair value as of July 29, 2012 (the extinguishment date) and December 31, 2011 required the data inputs listed in the table below:

	July 29, 2012	December 31, 2011
Exercise price	$1.50	$1.50
Term (years)	3.75	4.33
Risk-free interest rate	0.65%	0.833%
Estimated volatility	78%	79%
Dividend rate	-0-	-0-
Stock price	$1.18	$0.76

Derivative Additional Investment Rights Liability

We had Additional Investment Rights outstanding with terms that could have allowed for more beneficial consideration to the holders of the Notes in the event that, prior to July 29, 2012, we completed an additional round of debt financing with new investors that called for better economic terms. We accounted for these Additional Investment Rights in accordance with FASB ASC Topic 815.

We recognized all of our Additional Investment Rights subject to the Exchange Feature as derivative liabilities in our consolidated balance sheet.  The derivative liability was revalued at each reporting period and changes in fair value were recognized in the consolidated statements of operations.  The initial recognition and subsequent changes in fair value of the derivative Additional Investment Rights liability had no effect on our cash flows.

The revaluation of the Additional Investment Rights at each reporting period resulted in the recognition of a $22,000 gain for the year ended December 31, 2011 and a $187,000 charge for the year ended December 31, 2012,under the caption “Change in fair value of derivative liabilities.”  The fair value of the Additional Investments Rights at December 31, 2011 was $235,000, which is reported on the consolidated balance sheet under the caption “Derivative Additional Investment Rights Liability.” The fair value of the Additional Investment Rights as of the expiration of the Exchange Feature, July 29, 2012, was $422,000. On this date, this amount was reclassified as additional paid-in capital.

Fair Value Assumptions Used in Accounting for Derivative Additional Investment Rights Liability

We have determined that our derivative additional investment rights liability to be a Level 3 fair value measurement.  The fair value as of July 29, 2012(the extinguishment date) and December 31, 2011 required the data inputs listed in the table below:

	July 29, 2012	December 31, 2011
Conversion price (range)	$1.00-$2.00	$1.00-$2.00
Term (years)	2.00	2.58
Risk-free interest rate	0.34%	0.36%
Estimated volatility	78%	79%
Dividend rate	-0-	-0-
Stock price	$1.18	$0.76

(7)           Warrants

Below is a summary of warrant activity during the years ended December 31, 2011 and 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2011	3,362,708	$1.36
Granted in 2011	869,800	$1.31
Exercised in 2011	-	$-
Cancelled in 2011	(250,000)	$0.55
Outstanding at December 31, 2011	3,982,508	$1.40	2.71	$130,667
Granted in 2012	72,098	$1.39
Exercised in 2012	-	$-
Cancelled in 2012	(1,600,000)	$1.50
Outstanding at December 31, 2012	2,454,606	$1.34	1.85	$228,983

Warrants exercisable at December 31, 2012	2,254,606	$1.37	1.85	$226,983

The following tables summarize information about warrants outstanding and exercisable at December 31, 2012:

Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining in Contractual Life in Years	Outstanding Warrants Weighted Average Exercise Price	Number of Warrants Exercisable	Exercisable Warrants Weighted Average Exercise Price
$0.30 to $0.75	501,667	1.54	$0.50	501,667	$0.50
$0.91 to $1.84	1,341,898	2.84	$1.37	1,141,898	$1.44
$1.85 to $2.00	611,041	0.27	$1.96	611,041	$1.96
$0.30 to $2.00	2,454,606	1.85	$1.34	2,254,606	$1.37

In November 2008, we entered into a five year joint marketing agreement with Sodexo (the “Sodexo Agreement”) to provide Auxilio’s document services to Sodexo’s healthcare customer base in the United States.  Under the terms of the Sodexo Agreement, Sodexo invests in sales and marketing resources and assists us with marketing their document services to Sodexo’s U.S. healthcare customer base of more than 1,600 hospitals.  In return, we provide Sodexo with warrants to purchase up to two million shares of our Common Stock at a price of $1.50 per share.  The first 150,000 warrants vested on June 2, 2009. The fair value of the warrant for the 150,000 shares vesting upon execution on June 2, 2009 was $76,807. This amount was recognized as a sales and marketing expense in June 2009. We account for equity based payments to non-employees in accordance with ASC Topic 505-50. As the warrant issued is more reliably measurable at fair value, we use the fair value of the warrant to account for the transaction. The fair value of the warrant was determined using the Black-Scholes option-pricing model, with the following assumptions: (i) no expected dividends; (ii) a risk free interest rate of 0.20%; (iii) expected volatility of 85.07%; and (iv) a contract life of the warrants of five years. An additional 175,000 vested on July 13, 2010 upon the signing of a new customer contract. The fair value of the warrant for the 175,000 shares vesting with the signing of the new customer contract on July 13, 2010 was $90,161. This amount was recognized as a sales and marketing expense in July 2010. The fair value of the warrant was determined using the Black-Scholes option-pricing model, with the following assumptions: (i) no expected dividends; (ii) a risk free interest rate of 0.17%; (iii) expected volatility of 82.56%; and (iv) a contract life of the warrants of four years.  The Sodexo Agreement was amended in October 2012 (the “October 2012 Amendment”) and the balance of the warrant pool was cancelled.

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

On July 29, 2011, we closed on a private offering of secured convertible notes and warrants, wherein warrants for 370,000 shares of our Common Stock were issued to the note holders and a warrant for 199,800 shares of our Common Stock were issued to the placement broker.  Please see Notes 5 and 6 for further information on these warrants.

(8)	Stock Option and Stock Incentive Plans

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

The Board approved the 2003 Stock Option Plan (the “2003 Plan”) and it became effective immediately upon stockholder approval at the Annual Meeting on May 15, 2003.  The maximum number of shares of the Common Stock available for issuance under the 2003 Plan was 4,400,000 shares. On May 15, 2003, 899,500 shares were available to grant under the 2003 Plan, and 567,167 had been granted under our former 2000 Stock Option Plan (the “2000 Plan”) and the 2001 Plan.  Although we no longer granted options under the 2000 Plan or the 2001 Plan, all outstanding stock options continue to be subject to the terms and conditions of the stock option agreement and the underlying plans, except to the extent the Board or the Compensation Committee elected to extend one or more features of the 2003 Plan to the outstanding stock options that were granted pursuant to the 2000 Plan or the 2001 Plan.  Under the 2003 Plan, the option exercise price was equal to the fair market value of the Common Stock at the date of grant.  Stock options expired no later than 10 years from the grant date and generally vested within five years.

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

On March 17, 2011, the Board approved the 2011 Stock Incentive Plan (the “2011 Plan”), and it became effective on May 12, 2011. The 2011 Plan authorizes the issuance of no more than 5,970,000 shares of our Common Stock and it provides for the granting of stock options, stock appreciation rights and restricted stock to our employees, members of the Board and service providers. As of December 31, 2012, there were 152,253 shares available for issuance under the 2011 Plan.

Additional information with respect to these Plans’ stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2011	5,218,909	$1.01
Granted in 2011	671,500	$0.89
Exercised in 2011	(46,465)	$0.53
Cancelled in 2011	(476,891)	$0.68
Outstanding at December 31, 2011	5,367,053	$1.03	6.23	$208,835
Granted in 2012	620,500	$1.11
Exercised in 2012	-	$-
Cancelled in 2012	(262,522)	$1.40
Outstanding at December 31, 2012	5,725,031	$1.02	5.65	$623,117

Options exercisable at December 31, 2012	4,449,031	$1.02	4.78	$540,708

The following table summarizes information about stock options outstanding and exercisable at December 31, 2012:

Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining in Contractual Life in Years	Outstanding Warrants Weighted Average Exercise Price	Number of Options Exercisable	Exercisable Options Weighted Average Exercise Price
$0.30 to $0.75	1,072,500	4.99	$0.57	1,066,500	$0.57
$0.75 to $0.90	1,590,831	5.04	$0.81	1,235,387	$0.82
$0.91 to $1.84	2,795,700	6.52	$1.22	1,881,144	$1.27
$1.85 to $2.00	236,000	2.34	$1.99	236,000	$1.99
$2.00 to $2.15	30,000	5.67	$2.15	30,000	$2.15
$0.30 to $2.15	5,725,031	5.65	$1.02	4,449,031	$1.02

Unamortized compensation expense associated with unvested options approximates $442,063 as of December 31, 2012. The weighted average period over which these costs are expected to be recognized is approximately 1.5 years.

(9)           Restricted Stock

On May 11, 2011, we amended the Sodexo Agreement (the “May 2011 Amendment”).  Pursuant to the Sodexo Agreement, as amended by the May 2011 Amendment, Sodexo provided additional sales and marketing resources and expanded the marketing effort directed towards existing or potential Sodexo hospital clients.  The term of the Sodexo Agreement was extended to December 31, 2014.  Upon signing the May 2011 Amendment, we granted 200,000 shares of restricted stock to Sodexo.  These shares vest as follows:  66,667 immediately, 66,667 on May 11, 2013 and 66,666 on May 11, 2014.  The immediately vested shares resulted in a charge to marketing expense of $54,667 in 2011.  The cost of the remaining shares are recognized over the vesting periods using the current market price of the stock at each periodic reporting date.  On April 18, 2012, we granted 23,437 shares to Sodexo as a result of a new sale.  These shares vest as follows:  7,812 on April 18, 2013, 7,812 on April 18, 2014 and 7,813 on April 18, 2015. On July 1, 2012, we granted another 31,765 shares to Sodexo as a result of another new sale.  These shares vest as follows:  10,588 on July 1, 2013, 10,588 on July 1, 2014 and 10,588 on July 1, 2015.  For the year ended December 31, 2012, the cost recognized for these shares totaled $106,413.  Under the Sodexo Agreement, as amended by the May 2011 Amendment, Sodexo also receives a quarterly commission based on actual revenues derived from these new accounts over the initial term of the contract along with an annual marketing fee based on  total revenues received by us, excluding for certain existing accounts.  For the year ended December 31, 2012, these fees totaled $158,793.  In October 2012 we again amended the Sodexo Agreement and eliminated the additional sales and marketing resources that we added under the May 2011 Amendment (such amendment referred to herein as the “October 2012 Amendment”).  Under the new terms we will no longer pay the annual marketing fee, but continue to pay to Sodexo a quarterly commission based on actual revenues received by us from certain existing customers and any new customers Sodexo brings to us and signs an agreement for services by August 3, 2013. Further, the October 2012 Amendment stipulates that we provide 133,333 shares of our common stock to Sodexo instead of paying cash of $97,087 due to Sodexo for unpaid marketing fees pursuant to the May 2011 Amendment.

In January 2011, we entered into an independent contractor services agreement with a sales channel partner to provide us marketing services.  In March 2012, this sales channel partner became fully vested in a grant of 85,526 shares of restricted stock provided for in the agreement.  The cost recognized for the 85,526 shares of restricted stock was $102,631.

(10)           Income Taxes

For the years ended December 31, 2012 and 2011, the components of income tax expense are as follows:

	Year Ended December 31
	2012	2011
Current provision:
Federal	$-	$-
State	7,440	7,495
	7,440	7,495
Deferred benefit:
Federal	-	-
State	-	-
	-	-
Income tax expense	$7,440	$7,495

Income tax provision amounted to $7,440 and $7,495 for the years ended December 31, 2012 and 2011, respectively (an effective rate of (0.3)% for 2012 and (0.3)% for 2011).  A reconciliation of the provision for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

	Year Ended December 31
	2012	2011
Computed tax at federal statutory rate of 34%	$(807,305)	$(878,610)
State taxes, net of federal benefit	3,947	3,072
Non-deductible items	95,392	87,434
Other	1,460	2,840
Change in valuation allowance	713,946	792,759
	$7,440	$7,495

Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which is uncertain.  Accordingly, a valuation allowance, in an amount equal to the net deferred tax asset as of December 31, 2012 and 2011 has been established to reflect these uncertainties.  As of December 31, 2012 and 2011, the net deferred tax asset before valuation allowances is approximately $6,440,000 and $5,784,000, respectively, for federal income tax purposes, and $1,398,000 and $1,225,000, respectively for state income tax purposes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of our deferred tax assets and liabilities are as follows:

	Year Ended December 31
	2012	2011
Deferred tax assets:
Accrued salaries/vacation	$232,600	$195,100
Accrued equipment pool	54,100	57,500
State taxes	400	800
Stock options	768,900	714,300
Net operating loss carryforwards	7,121,300	6,443,100
Total deferred tax assets	8,177,300	7,410,800

Deferred tax liabilities:
Depreciation	21,000	75,800
Amortization of intangibles	4,700	4,700
Other	313,900	321,600
Total deferred tax liabilities	339,600	402,100

Net deferred assets before valuation allowance	7,837,700	7,008,700
Valuation allowance	(7,837,700)	(7,008,700)
Net deferred tax assets	$-	$-

At December 31, 2012, we have available unused net operating loss carryforwards of approximately $17,544,000 for federal and $13,081,000 for state that may be applied against future taxable income and that, if unused, expire beginning in 2013 through 2033.

Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code under section 382.  The annual limitation may result in the expiration of net operating loss carryforwards before utilization Our Federal and state net operating loss carryforwards will begin to expire in 2022 and 2013, respectively.

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

(11)           Retirement Plan

We sponsor a 401(k) plan (the “Plan”) for the benefit of employees who are at least 21 years of age. Our management determines, at its discretion, the annual and matching contribution. We elected not to contribute to the Plan for the years ended December 31, 2012 and 2011.

(12)           Commitments

Leases

We lease our Mission Viejo, California facility under a non-cancellable operating lease effective March 2010 that expires in September 2015. Rent expense for the years ended December 31, 2012 and 2011 totaled $229,381 and $163,534 respectively.  Future minimum lease payments under non-cancelable operating leases during subsequent years are as follows:

December 31,	Payments
2013	226,663
2014	232,602
2015	178,059
Total	$637,324

Employment Agreements

On August 5, 2009, the Board appointed Mr. Joseph J. Flynn as President and Chief Executive Officer (“CEO”) effective August 31, 2009.  Mr. Flynn has served as a member of the Board since 2003.  He previously held the position of our President and CEO from 2003 to 2006, having resigned to take a position as the Vice President of the Sport Group for the Nielsen Company.  Mr. Flynn’s base salary was $261,250.  In addition to the base salary, in 2011 Mr. Flynn earned a $100,000 performance bonus and was granted an option to purchase 100,000 shares of Common Stock.

Effective January 1, 2012, we entered into a new employment agreement with Mr. Flynn (the “New Flynn Agreement”). The New Flynn Agreement provides that Mr. Flynn will continue his employment as our President and CEO. The New Flynn Agreement has a term of two years, provides for an annual base salary of $269,087, and will automatically renew for subsequent twelve (12) month terms unless either party provides advance written notice to the other that such party does not wish to renew the agreement for a subsequent twelve (12) months.  Mr. Flynn also receives the customary employee benefits available to our employees. Mr. Flynn is also entitled to receive a bonus of up to $110,000 per year, the achievement of which is based on Company performance metrics. We may terminate Mr. Flynn’s employment under the New Flynn Agreement without cause at any time on thirty (30) days advance written notice, at which time Mr. Flynn would receive severance pay for six (6) months and be fully vested in all options and warrants granted to date. The foregoing summary of the New Flynn Agreement is qualified in its entirety by reference to the full text of the employment agreement, which was filed as Exhibit 10.2 to our 8-K filing on December 23, 2011.

On April 2, 2010, we entered into an employment agreement with Mr. Paul T. Anthony, our Chief Financial Officer (“CFO”) since 2004, to serve as our Executive Vice President (“EVP”) and CFO.  As EVP and CFO, Mr. Anthony reports to the CEO and has duties and responsibilities assigned by the CEO.  Mr. Anthony’s base salary was $212,658.  In addition to the base salary, in 2011 Mr. Anthony  earned a $60,000 performance bonus and was granted an option to purchase 60,000 shares of Common Stock.

Effective January 1, 2012, we entered into a new employment agreement with Mr. Anthony (the “New Anthony Agreement”) to continue to serve as our Executive Vice President (“EVP”) and CFO. The New Anthony Agreement has a term of two years, and provides for an annual base salary of $219,037. The agreement will automatically renew for subsequent twelve (12) month terms unless either party provides advance written notice to the other that such party does not wish to renew the agreement for a subsequent twelve (12) months.  Mr. Anthony also receives the customary employee benefits available to our employees. Mr. Anthony is also entitled to receive a bonus of up to $70,000 per year, the achievement of which is based on Company performance metrics. We may terminate Mr. Anthony’s employment under the New Anthony Agreement without cause at any time on thirty (30) days advance written notice, at which time Mr. Anthony would receive severance pay for six (6) months and be fully vested in all options and warrants granted to date.   The foregoing summary of the New Anthony Agreement is qualified in its entirety by reference to the full text of the employment agreement, which was filed as Exhibit 10.1 to our 8-K filing on December 23, 2011.

(13)           Concentrations

Cash Concentrations

At times, cash balances held in financial institutions are in excess of federally insured limits. Management performs periodic evaluations of the relative credit standing of financial institutions and limits the amount of risk by selecting financial institutions with a strong credit standing.

Major Customers

For the year ended December 31, 2012, there were four customers that each generated at least 10% of our revenues and these customers represented a total of 59% of revenues.  As of December 31, 2012, net accounts receivable due from these customers totaled approximately $2,300,000.

For the year ended December 31, 2011, there were four customers that each generated at least 10% of our revenues and these customers represented a total of 40% of revenues.  As of December 31, 2011, net accounts receivable due from these customers totaled approximately $381,000.

(14)           Related Party Transactions

In August of 2009, we entered in to a consulting agreement with John D. Pace, Chairman of the Board, to provide support to us in the capacity of Chief Strategy Officer. The agreement currently provides that we will pay Mr. Pace $6,500 per month as compensation for his services.  Total cash compensation to Mr. Pace for each of the years ended December 31, 2012 and 2011 was $78,000 and $78,000, respectively.

In July 2011, as part of the offering of convertible promissory notes and warrants, we agreed to pay Cambria Capital, LLC a placement fee of $149,850 in sales commissions, reimburse for costs associated with the placement and to issue a warrant to purchase up to 199,800 shares of Common Stock exercisable at a price of $1.50 per share. Cambria Capital, LLC is an affiliate of Michael Vanderhoof, a member of the Board. The engagement of Cambria Capital, LLC, the payment of the placement fee and the issuance of the warrant to Cambria Capital, LLC were approved by a majority of the disinterested members of the Board after full disclosure of Mr. Vanderhoof’s interest. We additionally granted piggyback registration rights to Cambria Capital, LLC in this offering that are the same as those afforded to the investors in the offering.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

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

March 28, 2013

By:           /s/ Paul T. Anthony
Paul T. Anthony
Chief Financial Officer and
Principal Financial Officer

March 28, 2013

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Joseph J. Flynn Joseph J. Flynn	Chief Executive Officer (Principal Executive Officer and Director)	March 28, 2013
/s/ Paul T. Anthony Paul T. Anthony	Chief Financial Officer (Principal Financial Officer and Accounting Officer)	March 28, 2013
/s/ Edward Case Edward Case	Director	March 28, 2013
/s/ Michael Joyce Michael Joyce	Director	March 28, 2013

/s/ John D. Pace John D. Pace	Director (Non-executive Chairman of the Board)	March 28, 2013
/s/ Max Poll Max Poll	Director	March 28, 2013
/s/ Mark St. Clare Mark St. Clare	Director	March 28, 2013
/s/ Michael Vanderhoof Michael Vanderhoof	Director	March 28, 2013