Form 10-Q
period 2013-03-31
AUXILIO INC
filed 2013-05-15
CIK 1011432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 [X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares of the issuer's common stock, $0.001 par value, outstanding as of May 14, 2013 was 20,154,202.

AUXILIO, INC.
FORM 10-Q

 PART I – FINANCIAL INFORMATION

  ITEM 1.                 FINANCIAL STATEMENTS.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31, 2013	DECEMBER 31, 2012
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$2,684,890	$2,190,972
Accounts receivable, net	3,996,424	4,693,660
Supplies	1,257,658	1,059,730
Prepaid and other current assets	106,153	52,113
Total current assets	8,045,125	7,996,475

Property and equipment, net	218,351	227,004
Deposits	35,038	36,288
Loan acquisition costs	121,984	159,036
Goodwill	1,517,017	1,517,017
Total assets	$9,937,515	$9,935,820

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$6,495,480	$5,579,720
Accrued compensation and benefits	954,618	1,558,539
Line of credit	-	528,486
Deferred revenue	928,385	902,542
Current portion of capital lease obligations	85,198	88,645
Total current liabilities	8,463,681	8,657,932

Long-term liabilities:
Convertible notes payable, net of discount of $188,000 and $223,250 at March 31, 2013 and December 31, 2012, respectively	1,612,000	1,576,750
Capital lease obligations less current portion	82,179	79,358
Total long-term liabilities	1,694,179	1,656,108

Commitments and contingencies	-	-

Stockholders' (deficit) equity:
Common stock, par value at $0.001, 33,333,333 shares authorized, 20,154,202 and 19,818,642 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	20,156	19,820
Additional paid-in capital	22,879,200	22,491,361
Accumulated deficit	(23,119,701)	(22,889,401)
Total stockholders' (deficit) equity	(220,345)	(378,220)
Total liabilities and stockholders’ equity	$9,937,515	$9,935,820

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2013	2012
Revenues	$10,092,152	$6,537,980
Cost of revenues	8,515,938	6,188,080
Gross profit	1,576,214	349,900
Operating expenses:
Sales and marketing	682,187	692,209
General and administrative expenses	992,479	888,236
Total operating expenses	1,674,666	1,580,445
Loss from operations	(98,452)	(1,230,545)
Other income (expense):
Interest expense	(126,348)	(97,442)
Interest income	-	284
Change in fair value of derivative liabilities	-	(290,000)
Total other income (expense)	(126,348)	(387,158)
Loss before provision for income taxes	(224,800)	(1,617,703)
Income tax expense	5,500	1,600
Net loss	$(230,300)	$(1,619,303)

Net loss per share:
Basic	$(0.01)	$(0.08)
Diluted	$(0.01)	$(0.08)

Number of weighted average shares:
Basic	20,115,873	19,449,783
Diluted	20,115,873	19,449,783

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2013
(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2012	19,818,642	$19,820	$22,491,361	$(22,889,401)	$(378,220)
Stock compensation expense for options and warrants granted to employees and directors	-	-	196,516	-	196,516
Employee stock options exercised	6,807	7	1,168	-	1,175
Stock granted for marketing services	328,753	329	190,155	-	190,484
Net loss	-	-	-	(230,300)	(230,300)
Balance at March 31, 2013	20,154,202	$20,156	$22,879,200	$(23,119,701)	$(220,345)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(230,300)	$(1,619,303)
Adjustments to reconcile net loss to net cash provided by (used for)
operating activities:
Depreciation	34,487	25,608
Stock compensation expense for warrants and options issued to employees and directors	196,516	91,716
Fair value of stock granted for marketing services	190,484	134,885
Change in fair value of derivative liabilities	-	290,000
Interest expense related to accretion of debt discount costs	35,250	35,250
Interest expense related to amortization of loan acquisition costs	37,052	21,927
Changes in operating assets and liabilities:
Accounts receivable	697,236	(399,432)
Supplies	(197,928)	(4,328)
Prepaid and other current assets	(54,040)	(27,758)
Deposits	1,250	(8,275)
Accounts payable and accrued expenses	915,760	562,992
Accrued compensation and benefits	(603,921)	154,306
Deferred revenue	25,843	(37,827)
Net cash provided by (used for) operating activities	1,047,689	(780,239)
Cash flows from investing activities:
Purchases of property and equipment	-	(4,297)
Net cash used for investing activities	-	(4,297)
Cash flows from financing activities:
Net repayments on line of credit agreement	(528,486)	-
Payments on capital leases	(26,460)	(16,124)
Net proceeds from issuance of common stock through employee stock options	1,175	-
Net cash used for financing activities	(553,771)	(16,124)
Net increase (decrease) in cash and cash equivalents	493,918	(800,660)
Cash and cash equivalents, beginning of period	2,190,972	1,832,115
Cash and cash equivalents, end of period	$2,684,890	$1,031,455

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Three Months Ended March 31,
	2013	2012
Supplemental disclosure of cash flow information:

Interest paid	$54,045	$40,403

Income taxes paid	$5,655	$2,380

Non-cash investing and financing activities:

Property and equipment acquired through capital leases	$25,834	$31,300

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(UNAUDITED)

1.           BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Auxilio, Inc. and its subsidiaries (the “Company”, “we”, “us” or “Auxilio”) have been prepared in accordance with generally accepted accounting principles of the United States of America (“GAAP”) for interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, these financial statements do not include all of the information and notes required by GAAP for complete financial statements.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the Securities and Exchange Commission (“SEC”) on March 28, 2013.

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

For the three months ended March 31, 2013, our cash reserves combined with the cash generated from revenues was sufficient to cover our operating expenses. We believe that the availability of funds from our accounts receivable line of credit and the recent growth of our customer base will enable us to continue to generate positive operating cash flows and to continue our operations through the next twelve months.

The accompanying financial statements include the accounts of Auxilio and its wholly owned subsidiaries.  All intercompany balances and transactions have been eliminated.

We have performed an evaluation of subsequent events through the date of filing these financial statements with the SEC.

2.           RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

From time to time, new accounting pronouncements are issued by the FASB that we adopt as of the specified effective date. Unless otherwise discussed in these financial statements and notes or in our financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2012, we believe the impact of any other recently issued standards that are not yet effective are either not applicable to us at this time or will not have a material impact on our consolidated financial statements upon adoption.

3.           OPTIONS AND WARRANTS

Below is a summary of Auxilio stock option and warrant activity during the three month period ended March 31, 2013:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2012	5,725,031	$1.02
Granted	52,500	0.99
Exercised	(6,807)	0.54
Cancelled	(97,104)	1.19
Outstanding at March 31, 2013	5,673,620	$1.02	5.43	$405,720
Exercisable at March 31, 2013	4,539,935	$1.02	4.69	$360,118

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2012	2,454,606	$1.34
Granted	1,500,000	1.01
Exercised	-	-
Cancelled	-	-
Outstanding at March 31, 2013	3,954,606	$1.21	2.15	$180,833
Exercisable at March 31, 2013	2,504,606	$1.33	2.15	$180,833

During the three months ended March 31, 2013, we granted a total of 52,500 options to our employees and directors to purchase shares of our common stock at an exercise price range of $0.86 to $1.01 per share. The exercise price equals the fair value of our stock on the grant date.  The options have graded vesting annually over three years starting January 2013.  The fair value of the options was determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.15% to 0.16%; (ii) estimated volatility of 61.66% to 63.00%; (iii) dividend yield of 0.0%; and (iv) expected life of the options of three years.

On January 16, 2013, we granted to four executive employees warrants to purchase a total of 1,500,000 shares of Common Stock with a strike price set at $1.01.The exercise price equals the fair value of our stock on the grant date.  Of these warrants, 150,000 vested immediately and 1,350,000 vest contingent upon the Company achieving certain performance targets as set forth in the following table:

No. of Shares	Vesting Date	Performance Target
450,000	January 1, 2014	EBITDA target for FY 2013 of $2 million.
450,000	January 1, 2015	EBITDA target for FY 2014 of $6.3 million.
450,000	January 1, 2016	EBITDA target for FY 2015 of $9.2 million.

The fair value of the warrants which vest is determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.14%, (ii) estimated volatility of 62.94%; (iii) dividend yield of 0.0%; and (iv) expected life of the warrants of five years. We believe the EBITDA target for FY 2013 is achievable. Accordingly we have recorded stock compensation for these warrants totaling $45,503 for the three months ended March 31, 2013.

For the three months ended March 31, 2013 and 2012, stock-based compensation expense recognized in the statement of operations was as follows:

	2013	2012
Cost of revenues	$70,969	$25,302
Sales and marketing	54,706	9,354
General and administrative expenses	70,841	57,060
Total stock based compensation expense	$196,516	$91,716

4.           RESTRICTED STOCK

In November 2008 we entered into a five year joint marketing agreement (the “Sodexo Agreement”) with Sodexo Operations, LLC, (“Sodexo”) to provide our document services to Sodexo’s healthcare customer base in the United States.  On May 11, 2011, we amended the Sodexo Agreement (the “May 2011 Amendment”).  Pursuant to the Sodexo Agreement, as amended by the May 2011 Amendment, Sodexo provided additional sales and marketing resources and expanded the marketing effort directed towards existing or potential Sodexo hospital clients.  The term of the Sodexo Agreement was extended to December 31, 2014.  Upon signing the May 2011 Amendment, we granted 200,000 shares of restricted stock to Sodexo.  These shares vest as follows:  66,667 immediately, 66,667 on May 11, 2013 and 66,666 on May 11, 2014.  The immediately vested shares resulted in a charge to marketing expense of $54,667 in 2011.  The cost of the remaining shares were to be recognized over the vesting periods using the current market price of the stock at each periodic reporting date. For the three months ended March 31, 2012, commissions and marketing expenses due to Sodexo totaled $54,681. On April 18, 2012, we granted 23,437 shares to Sodexo as a result of a new sale.  These shares were to vest as follows: 7,812 on April 18, 2013, 7,812 on April 18, 2014 and 7,813 on April 18, 2015. On July 1, 2012, we granted another 31,765 shares to Sodexo as a result of another new sale.  These shares were to vest as follows:  10,588 on July 1, 2013, 10,588 on July 1, 2014 and 10,588 on July 1, 2015.

The Sodexo Agreement was further amended in October 2012 (such amendment referred to herein as the “October 2012 Amendment”) in which we eliminated the additional sales and marketing resources that we added under the May 2011 Amendment.  Under these terms we no longer paid the annual marketing fee, but continued to pay to Sodexo a quarterly commission based on actual revenues received by us from certain existing customers and any new customers Sodexo brought to us and signed an agreement for services by August 3, 2013. For the three months ended March 31, 2013, these commissions totaled $7,791. On January 11, 2013 we terminated the Sodexo Agreement. This resulted in the immediate vesting of 265,179 shares of restricted stock. The cost recognized for these shares totaled $165,181 for the three months ended March 31, 2013, and in included in sales and marketing expense in the accompanying Condensed Consolidated Statement of Operations.

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

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2013	2012
Numerator:
Net loss	$(230,300)	$(1,619,303)

Denominator:
Denominator for basic calculation weighted average shares	20,115,873	19,449,783

Dilutive common stock equivalents:
Options and warrants	-	-

Denominator for diluted calculation weighted average shares	20,115,873	19,449,783

Net loss per share:

Basic net loss per share	$(0.01)	$(0.08)

Diluted net loss per share	$(0.01)	$(0.08)

6.           ACCOUNTS RECEIVABLE

A summary as of March 31, 2013 is as follows:

Trade receivable	$4,398,045
Unapplied advances and unbilled revenue	(401,621)
Allowance for doubtful accounts	-
Total accounts receivable	$3,996,424

7.           LINE OF CREDIT

On May 4, 2012, we entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Avidbank Corporate Finance, a Division of Avidbank (“Avidbank”).  The Loan and Security Agreement provides us with a revolving line-of-credit up to $2.0 million at an interest rate of prime plus 3.75%; provided, however, that at no time shall the rate be less than seven percent (7.0%) per annum. As of March 31, 2013 the interest rate was 7.0%. The amount available to us at any given time is the lesser of (a) $2.0 million, or (b) the amount available under our borrowing base (80% of our eligible accounts, minus (1) accrued client lease payables, and minus (2) accrued equipment pool liability).  While there are outstanding credit extensions, we must maintain a minimum balance of unrestricted cash and cash equivalents at Avidbank of at least $400,000, measured on a monthly basis, and our maximum quarterly consolidated adjusted EBITDA loss must not exceed:  (i) $1,000,000 for the quarter ended March 31, 2012, (ii) $250,000 for the quarter ending June 30, 2012, (iii) $500,000 for the quarter ending September 30, 2012, and (iv) adjusted EBITDA income of $100,000 for the quarter ending December 31, 2012.  We covenanted not to, among other things, (a) dispose of assets (other than in the ordinary course), (b) change our business, (c) change our CEO or CFO, (d) merge or consolidate with any other person, (e) acquire all or substantially all of the capital stock or property of another person, or (f) become liable for any indebtedness (other than permitted indebtedness, as set forth in the Loan and Security Agreement).  The foregoing description is qualified in its entirety by reference to the Loan and Security Agreement, which is found in our 8-K filing on May 9, 2012 as Exhibit 10.1.

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

On April 26, 2013, we amended our Loan and Security Agreement with Avidbank (the “Amendment”). Under the Amendment, the term of the revolving line-of-credit of up to $2.0 million extends through April 26, 2014, at an interest rate of prime plus 2.0% per annum. The amount available to us at any given time is the lesser of (a) $2.0 million, or (b) the amount available under our borrowing base (80% of our eligible accounts, minus (1) accrued client lease payables, and minus (2) accrued equipment pool liability).  While there are outstanding credit extensions, we must maintain a minimum balance of unrestricted cash and cash equivalents at Avidbank of at least $400,000, measured on a monthly basis, our adjusted EBITDA shall be positive, as measured on a quarterly basis; provided however that our adjusted EBITDA may be an adjusted EBITDA loss of up to $200,000 for any single quarter so long as we achieve a positive adjusted EBITDA for the prior quarter and subsequent quarter. The foregoing description is qualified in its entirety by reference to the Amendment to the Loan and Security Agreement, which is found as Exhibit 10.1 to this filing.  Interest charges associated with the Avidbank line of credit, including amortization of the discounts and loan acquisition costs totaled $29,126, for the three months ended March 31, 2013.

8.           CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES

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

Interest charges associated with the convertible notes payable, including amortization of the discounts and loan acquisition costs totaled $93,176 and $94,177 for the three months ended March 31, 2013 and 2012, respectively.

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

The Note agreement provided the holders of the Notes with certain dilution protections.  If (a) by July 29, 2012, we had completed an additional round of debt financing with new investors (“New Debt”) and (b) the New Debt contained more favorable interest rate, payment frequency, amortization, conversion price, warrant coverage and registration rights terms to the New Debt holders than the Notes, then the holder of Notes would have had the option to exchange the Notes for an equal principal amount of new notes with the same terms as the New Debt (the “Exchange Feature”).  The Exchange Feature did not provide for fixed terms for the associated Warrants nor did it allow for an adjustment to the conversion rate of the Notes.

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

The conversion rights and the Call Option held by us, or the “Additional Investment Rights”, are embedded derivatives of the host debt contract. The potential variability of the conversion rate and the terms of the Call Option, due to the existence of the Exchange Feature, also caused the Additional Investment Rights to not qualify for equity classification.  Under the accounting guidance for multiple embedded derivatives, we combined these rights into one embedded derivative and allocated proceeds from the offering to the bundled derivative. Accordingly, the bundled Additional Investment Rights are accounted for as a derivative liability to be measured at fair value. We allocated $1,427,000 to the convertible Notes payable, $166,000 to the derivative Warrant liability and $257,000 to the derivative Additional Investments Rights liability.  The debt discount of $423,000 is being amortized as interest expense over the term of the convertible notes payable.

The exchange feature that caused this accounting treatment expired on July 29, 2012. The fair value of the warrants and the additional investment rights liability as of the expiration date was reclassified from derivative liability to additional paid-in capital. The Company used the Black Scholes model to determine the fair value as of the expiration date using the data inputs listed in the table below:

	Additional Investment Rights Liability	Derivative Warrant Liability
Exercise price	$1.00-$2.00	$1.50
Term (years)	2.00	3.75
Risk-free interest rate	0.34%	0.65%
Estimated volatility	78%	78%
Dividend rate	-0-	-0-
Stock price	$1.18	$1.18

The revaluation of these derivative liabilities as of the expiration date resulted in $290,000 of other income for the year ended December 31, 2012.

9.           EMPLOYMENT AGREEMENTS

Effective January 1, 2012, we entered into an employment agreement with Joseph J. Flynn, our President and Chief Executive Officer (“CEO”) since 2009 (the “Flynn Agreement”). The Flynn Agreement provides that Mr. Flynn will continue his employment as our President and CEO. The Flynn Agreement has a term of two years, provides for an annual base salary of $269,087, and will automatically renew for subsequent twelve (12) month terms unless either party provides advance written notice to the other that such party does not wish to renew the agreement for a subsequent twelve (12) months.  Mr. Flynn also receives the customary employee benefits available to our employees. Mr. Flynn is also entitled to receive a bonus of up to $110,000 per year, the achievement of which is based on Company performance metrics. We may terminate Mr. Flynn’s employment under the Flynn Agreement without cause at any time on thirty (30) days advance written notice, at which time Mr. Flynn would receive severance pay for six (6) months and be fully vested in all options and warrants granted to date. The foregoing summary of the Flynn Agreement is qualified in its entirety by reference to the full text of the employment agreement, which was filed as Exhibit 10.2 to our 8-K filing on December 23, 2011.

Effective January 1, 2012, we entered into an employment agreement with Paul T. Anthony, our Chief Financial Officer (“CFO”) since 2004 (the “Anthony Agreement”). The Anthony Agreement provides that Mr. Anthony will continue to serve as our Executive Vice President (“EVP”) and CFO. The Anthony Agreement has a term of two years, and provides for an annual base salary of $219,037. The agreement will automatically renew for subsequent twelve (12) month terms unless either party provides advance written notice to the other that such party does not wish to renew the agreement for a subsequent twelve (12) months.  Mr. Anthony also receives the customary employee benefits available to our employees. Mr. Anthony is also entitled to receive a bonus of up to $70,000 per year, the achievement of which is based on Company performance metrics. We may terminate Mr. Anthony’s employment under the Anthony Agreement without cause at any time on thirty (30) days advance written notice, at which time Mr. Anthony would receive severance pay for six (6) months and be fully vested in all options and warrants granted to date.   The foregoing summary of the Anthony Agreement is qualified in its entirety by reference to the full text of the employment agreement, which was filed as Exhibit 10.1 to our 8-K filing on December 23, 2011.

10.           CONCENTRATIONS

Cash Concentrations

At times, cash balances held in financial institutions are in excess of federally insured limits. Management performs periodic evaluations of the relative credit standing of financial institutions and limits the amount of risk by selecting financial institutions with a strong credit standing.

Major Customers

Our four largest customers accounted for approximately 54% of our revenues for the three months ended March 31, 2013 and our three largest customers accounted for approximately 47% of our revenues for the three months ended March 31, 2012.  Our largest customers had net accounts receivable totaling approximately $1,257,000 and $2,300,000 as of March 31, 2013 and December 31, 2012 respectively.

11.           SEGMENT REPORTING

We have adopted ASC 280, “Segment Reporting”. Since we operate in one business segment based on our integration and management strategies, segment disclosure has not been presented.

12.           GOODWILL

We performed an impairment test of goodwill as of December 31, 2012, determining that its estimated fair value based on its market capitalization was greater than our carrying amount including goodwill. We did not perform step 2 since the fair value was greater than the carrying amount.

Although the Company has experienced a net loss for the three months ended March 31, 2013, the net cash provided by operating activities totaled $1,047,689.  As a result Management did not feel it was necessary to perform an interim impairment test.

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

Readers should carefully review the risk factors described below under the heading “Risk Factors”  and in other documents we file from time to time with the SEC, including our Form 10-K for the fiscal year ended December 31, 2012.  Our filings with the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those filings, pursuant to Sections 13(a) and 15(d) of the Exchange Act, are available free of charge at www.auxilioinc.com, when such reports are available via the EDGAR system maintained by the SEC at www.sec.gov.

OVERVIEW

We provide total outsourced document and image management services and related financial and business processes for major healthcare facilities. Our proprietary technologies and unique processes assist hospitals, health plans and health systems with strategic direction and services that reduce document image expenses, increase operational efficiencies and improve the productivity of their staff. Our analysts, consultants and resident hospital teams work with senior hospital financial management and department heads to determine the best possible long term strategy for managing the millions of document images produced by their facilities on an annual basis. Our document image management programs help our clients achieve measurable savings and a fully outsourced document image management process. Our target market includes medium to large hospitals, health plans and healthcare systems.

Our common stock currently trades on the OTCQB under the stock symbol “AUXO”.

Where appropriate, references to “Auxilio,” the “Company,” “we,” “us” or “our” include Auxilio, Inc. and its wholly-owned subsidiary, Auxilio Solutions, Inc., a California corporation.

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

·          Income taxes
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

Reference is made to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed on March 28, 2013 for a discussion of our critical accounting policies.

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

Revenue

Revenue increased by $3,554,172 to $10,092,152 for the three months ended March 31, 2013, as compared to the same period in 2012.  The increase is primarily a result of the addition of six new recurring revenue contracts between April 2012 and January 2013. Meanwhile we have renewed contracts with several existing customers which included negotiated lower cost per copy rates for some of them. Equipment sales for the three months ended March 31, 2013 were approximately $1,180,000 as compared to approximately $630,000 for the same period in 2012. The increase is due primarily to the increase in our customer base.

Cost of Revenue

Cost of revenue consists of document imaging equipment, parts, supplies and salaries and expenses of field services personnel.  Cost of revenue was $8,515,938 for the three months ended March 31, 2013, as compared to $6,188,080 for the same period in 2012. The increase in the cost of revenue for the first quarter of 2013 is attributed primarily to the addition of six new recurring revenue contracts between April 2012 and January 2013. We incurred approximately $590,000 in additional staffing in connection with the implementation of new customers.  Service and supply costs increased by approximately $1,380,000 primarily as a result of our new customers. Equipment costs, which includes equipment provided under the recurring service contracts and equipment sold, increased by approximately $430,000 in 2013, primarily as a result of the increase in equipment sales.

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

Sales and Marketing

Sales and marketing expenses include salaries, commissions and expenses for sales and marketing personnel, travel and entertainment, and other selling and marketing costs.  Sales and marketing expenses were $682,187 for the three months ended March 31, 2013, as compared to $692,209 for the same period in 2012. Staffing costs decreased approximately $30,000 in the first quarter of 2013 as we reduced our in-house sales support staff in Q1 of 2013.

General and Administrative

General and administrative expenses include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses and other administrative costs. General and administrative expenses increased by $104,243 to $992,479 for the three months ended March 31, 2013, as compared to $888,236 for the three months ended March 31, 2012.  General and administrative expenses increased primarily as a result of increases in staffing headcount to handle the increased size of our business.

Other Income (Expense)

Interest expense for the three months ended March 31, 2013 was $126,348, compared to $97,442 for the same period in 2012. The increase is a result of borrowings under the line of credit agreement we have had in place since May 2012.

The change in the fair value of derivative liabilities totaled to a cost of $290,000 for the three months ended March 31, 2012. This cost is primarily a result of the change in our stock price between December 31, 2011 and March 31, 2012. There was no such charge for the three months ended March 31, 2013 because there was no derivative liability during that time.

Income Tax Expense

Income tax expense for each of the three months ended March 31, 2013 and March 31, 2012, was $5,500 and $1,600 respectively, which represents the minimum tax liability due for required state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2013, our cash and cash equivalents were $2,684,890 and our working capital deficit was $418,556.  Our principal cash requirements are for operating expenses, including equipment, supplies, employee costs, and capital expenditures and funding of the operations. Our primary sources of cash are service and equipment sale revenues, the exercise of options and warrants and the sale of common stock.

During the three months ended March 31, 2013, our cash provided by operating activities amounted to $1,047,689, as compared to $780,239 used for operating activities for the same period in 2012.  The cash provided by operating activities in 2013 is primarily a result of improved margins being generated from our recurring revenue contracts at our legacy customers. The cash used for operating activities for 2012 was primarily due to the costs incurred to implement new recurring revenue contracts.

We expect to close additional recurring revenue contracts to new customers throughout 2013 but at a slower rate than during 2012. Because we expect higher cost of revenues at the start of our engagement with most new customers, we have entered into an accounts receivable line of credit with a commercial bank. Management believes that cash generated from the line of credit along with funds from operations will be sufficient to sustain our business operations over the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

Our off-balance sheet arrangements consist primarily of conventional operating leases, purchase commitments and other commitments arising in the normal course of business, as further discussed below under “Contractual Obligations and Contingent Liabilities and Commitments.” As of March 31, 2013, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

As of March 31, 2013, expected future cash payments related to contractual obligations and commercial commitments were as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Convertible notes	$2,028,000	$144,000	$1,884,000	$-	$-
Capital leases	184,847	94,988	81,389	8,470	-
Operating leases	581,144	228,147	352,997	-	-
Total	$2,793,991	$467,135	$2,318,386	$8,470	$-

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item 3.

ITEM 4.                      CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including each of such officers as appropriate to allow timely decisions regarding required disclosure.

No change in our internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART –II - OTHER INFORMATION

ITEM 1A.                      RISK FACTORS.

As of the date of this filing, there have been no material changes to the Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on March 28, 2013 (the “2012 Form 10-K”).  The Risk Factors set forth in the 2012 Form 10-K should be read carefully in connection with evaluating our business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q.  Any of the risks described in the 2012 Form 10-K could materially adversely affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made.  These are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 6.                      EXHIBITS.

No.	Item
10.1	First Amendment to the Loan and Security Agreement between Avidbank Corporate Finance and Auxilio, Inc., April 26,2013
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of the CEO and CFO pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 *.
101**	Interactive Data File

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

AUXILIO, INC.

Date: May 15, 2013	By:	/s/ Joseph J. Flynn
Joseph J. Flynn
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2013	By:	/s/ Paul T. Anthony
Paul T. Anthony
Chief Financial Officer