Form 10-Q
period 2013-06-30
AUXILIO INC
filed 2013-08-13
CIK 1011432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares of the issuer’s common stock, $0.001 par value, outstanding as of August 13, 2013 was 20,180,923.

AUXILIO, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION
ITEM 1.                      FINANCIAL STATEMENTS.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2013	DECEMBER 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,030,126	$2,190,972
Accounts receivable, net	4,914,343	4,693,660
Supplies	1,217,339	1,059,730
Prepaid and other current assets	262,551	52,113
Total current assets	8,424,359	7,996,475

Property and equipment, net	202,359	227,004
Deposits	35,038	36,288
Loan acquisition costs	95,016	159,036
Goodwill	1,517,017	1,517,017
Total assets	$10,273,789	$9,935,820

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$5,706,120	$5,579,720
Accrued compensation and benefits	1,352,764	1,558,539
Line of credit	500,000	528,486
Deferred revenue	922,873	902,542
Current portion of capital lease obligations	78,008	88,645
Total current liabilities	8,559,765	8,657,932

Long-term liabilities:
Convertible notes payable, net of discount of $152,750 and $223,250 at June 30, 2013 and December 31, 2012, respectively	1,647,250	1,576,750
Capital lease obligations less current portion	70,480	79,358
Total long-term liabilities	1,717,730	1,656,108

Commitments and contingencies

Stockholders’ (deficit) equity:
Common stock, par value at $0.001, 33,333,333 shares authorized, 20,180,923 and 19,818,643 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	20,182	19,820
Additional paid-in capital	22,998,320	22,491,361
Accumulated deficit	(23,022,208)	(22,889,401)
Total stockholders’ (deficit) equity	(3,706)	(378,220)
Total liabilities and stockholders’ equity	$10,273,789	$9,935,820

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
Revenues	$9,801,029	$10,722,165	$19,893,182	$17,260,144
Cost of revenues	8,157,963	9,323,015	16,673,902	15,511,094

Gross profit	1,643,066	1,399,150	3,219,280	1,749,050

Operating expenses:
Sales and marketing	504,168	559,543	1,174,063	1,251,753
General and administrative expenses	934,251	954,502	1,939,021	1,842,738

Total operating expenses	1,438,419	1,514,045	3,113,084	3,094,491

Income (loss) from operations	204,647	(114,895)	106,196	(1,345,441)

Other income (expense):
Interest expense	(107,154)	(116,939)	(233,503)	(214,381)
Interest income	-	16	-	300
Change in fair value of derivative liabilities	-	205,000	-	(85,000)

Total other income (expense)	(107,154)	88,077	(233,503)	(299,081)

Income (loss) before provision for income taxes	97,493	(26,818)	(127,307)	(1,644,522)

Income tax expense	-	-	(5,500)	(1,600)

Net income (loss)	$97,493	$(26,818)	$(132,807)	$(1,646,122)

Net income (loss) per share:
Basic	$.00	$(.00)	$(.01)	$(.08)
Diluted	$.00	$(.00)	$(.01)	$(.08)

Number of weighted average shares:
Basic	20,176,242	19,568,513	20,146,271	19,509,148
Diluted	20,987,647	19,568,513	20,146,271	19,509,148

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2013
(UNAUDITED)
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2012	19,818,643	$19,820	$22,491,361	$(22,889,401)	$(378,220)
Stock compensation expense for options and warrants granted to employees and directors	-	-	315,662	-	315,662
Employee stock options exercised	33,527	33	1,142	-	1,175
Stock granted for marketing services	328,753	329	190,155	-	190,484
Net loss	-	-	-	(132,807)	(132,807)
Balance at June 30 2013	20,180,923	$20,182	$22,998,320	$(23,022,208)	$(3,706)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Six months ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(132,807)	$(1,646,122)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	69,032	54,095
Stock compensation expense for warrants and options issued to employees and directors	315,662	212,810
Fair value of common stock granted for consulting services	-	52,500
Fair value of restricted stock granted for marketing services	190,484	151,165
Change in fair value of derivative liabilities	-	85,000
Interest expense related to accretion of debt discount costs	70,500	70,500
Interest expense related to amortization of loan acquisition costs	64,020	53,938
Changes in operating assets and liabilities:
Accounts receivable	(220,683)	(3,698,634)
Supplies	(157,609)	(177,250)
Prepaid and other current assets	(210,438)	(11,197)
Deposits	1,250	(8,275)
Accounts payable and accrued expenses	126,400	3,215,454
Accrued compensation and benefits	(205,775)	91,901
Deferred revenue	20,331	501,794
Net cash used for operating activities	(69,633)	(1,052,321)
Cash flows from investing activities:
Purchases of property and equipment	(10,278)	(11,708)
Net cash used for investing activities	(10,278)	(11,708)
Cash flows from financing activities:
Net proceeds from line of credit agreement	(28,486)	873,849
Loan acquisition fees paid	-	(24,864)
Net proceeds from issuance of common stock through employee stock options	1,175	-
Payments on capital leases	(53,624)	(35,673)
Net cash provided by (used for) financing activities	(80,935)	813,312
Net decrease in cash and cash equivalents	(160,846)	(250,717)
Cash and cash equivalents, beginning of period	2,190,972	1,832,115
Cash and cash equivalents, end of period	$2,030,126	$1,581,398

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (CONTINUED)
(UNAUDITED)

	Six months ended June 30,
	2013	2012
Supplemental disclosure of cash flow information:
Interest paid	$98,981	$90,726
Income taxes paid	$5,655	$3,590
Non-cash investing and financing activities:
Property and equipment acquired through capital leases	$34,109	$54,775
Warrants issued as loan acquisition costs related to convertible note payable	$-	$35,640
Conversion of convertible note payable	$-	$10,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2013 AND 2012
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

2.           RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

From time to time, new accounting pronouncements are issued by the FASB that we adopt as of the specified effective date.  Unless otherwise discussed in these financial statements and notes or in our financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, we believe the impact of any other recently issued standards that are not yet effective are either not applicable to us at this time or will not have a material impact on our consolidated financial statements upon adoption.

3.           OPTIONS AND WARRANTS

Below is a summary of Auxilio stock option and warrant activity during the six month period ended June 30, 2013:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2012	5,725,031	$1.02
Granted	247,666	0.95
Exercised	(33,527)	0.71
Cancelled	(516,217)	0.93
Outstanding at June 30, 2013	5,422,953	$1.03	5.63	$573,052
Exercisable at June 30, 2013	4,092,705	$1.03	4.85	$477,685

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2012	2,454,606	$1.34
Granted	1,500,000	1.01
Exercised	-	-
Cancelled	-	-
Outstanding at June 30, 2013	3,954,606	$1.21	1.90	$228,983
Exercisable at June 30, 2013	2,454,606	$1.33	1.90	$227,983

During the six months ended June 30, 2013, we granted a total of 247,666 options to our employees and directors to purchase shares of our common stock at an exercise price range of $0.86 to $1.01 per share. The exercise price equals the fair value of our stock on the grant date.  The options have graded vesting annually over three years starting January 2013.  The fair value of the options was determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.11% to 0.16%; (ii) estimated volatility of 61.40% to 63.00%; (iii) dividend yield of 0.0%; and (iv) expected life of the options of three years.

On January 16, 2013, we granted to four executive employees warrants to purchase a total of 1,500,000 shares of common stock with a strike price set at $1.01.The exercise price equals the fair value of our stock on the grant date.  Of these warrants, 150,000 vested immediately and 1,350,000 vest contingent upon the Company achieving certain performance targets as set forth in the following table:

No. of Shares	Vesting Date	Performance Target
450,000	January 1, 2014	Adjusted EBITDA target for FY 2013 of $2 million.
450,000	January 1, 2015	Adjusted EBITDA target for FY 2014 of $6.3 million.
450,000	January 1, 2016	Adjusted EBITDA target for FY 2015 of $9.2 million.

The non-GAAP measure of Adjusted EBITDA may include adjustments for stock based charges, non-recurring items and other charges as determined by the board of directors at their discretion.  The fair value of the warrants which vest is determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.14%, (ii) estimated volatility of 62.94%; (iii) dividend yield of 0.0%; and (iv) expected life of the warrants of five years. We believe the Adjusted EBITDA target for FY 2013 is achievable. Accordingly we have recorded stock compensation for these warrants totaling $91,007 for the six months ended June 30, 2013.

For the three and six months ended June 30, 2013 and 2012, stock-based compensation expense recognized in the statements of operations as follows:

	Three Months Ended June 30,		Six months Ended June 30,
	2013	2012	2013	2012
Cost of revenues	$26,842	$27,862	$97,811	$53,164
Sales and marketing	18,978	35,759	73,684	45,113
General and administrative expense	73,328	57,473	144,167	114,533
Total stock based compensation expense	$119,148	$121,094	$315,662	$212,810

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

The Sodexo Agreement was further amended in October 2012 (such amendment referred to herein as the “October 2012 Amendment”) in which we eliminated the additional sales and marketing resources that we added under the May 2011 Amendment.  Under these terms we no longer paid the annual marketing fee, but continued to pay to Sodexo a quarterly commission based on actual revenues received by us from certain existing customers and any new customers Sodexo brought to us who signed an agreement for services by August 3, 2013. For the six months ended June 30, 2013, these commissions totaled $20,342. On January 11, 2013 we terminated the Sodexo Agreement. This resulted in the immediate vesting of 265,179 shares of restricted stock. The cost recognized for these shares totaled $165,181 for the six months ended June 30, 2013, and in included in sales and marketing expense in the accompanying Condensed Consolidated Statement of Operations.

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

For the three and six months ended June 30, 2013, potentially dilutive securities consist of options and warrants to purchase 9,377,460 shares of common stock at prices ranging from $0.30 to $2.15 per share, and convertible notes that could convert into 1,800,000 shares of common stock. For the three months ended June 30, 2013, of these potentially dilutive securities, 8,566,155 shares to purchase commons stock from the options and warrants and the convertible notes are excluded from the computation of diluted earnings per share as their effect would be anti-dilutive. For the six months ended June 30, 2013, all of the options and warrants outstanding and the convertible note have been excluded in the computation of diluted earnings per share due to the net loss for these periods, which causes these equity instruments to be anti-dilutive.

For the three and six months ended June 30, 2012, potentially dilutive securities consist of options and warrants to purchase 9,858,311 shares of common stock at prices ranging from $0.30 to $3.00 per share and secured convertible notes that could convert into 1,800,000 shares of common stock. None of the options and warrants outstanding or the convertible notes have been included in the computation of diluted earnings per share due to the net loss for these periods, which causes these equity instruments to be anti-dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Net income (loss)	$97,493	$(26,818)	$(132,807)	$(1,646,122)
Effects of dilutive securities:
Convertible notes payable	-	-	-	-
(Loss) after effects of conversion of notes payable	$97,493	$(26,818)	$(132,807)	$(1,646,122)
Denominator:
Denominator for basic calculation weighted average shares	20,176,242	19,568,513	20,146,271	19,509,148
Dilutive common stock equivalents:
Secured convertible notes		-	-	-
Options and warrants	811,045	-	-	-
Denominator for diluted calculation weighted average shares	20,987,647	19,568,513	20,146,271	19,509,148

Net income (loss) per share:
Basic net income (loss) per share	$.00	$(.00)	$(.01)	$(.08)
Diluted net income (loss) per share	$.00	$(.00)	$(.01)	$(.08)

6.           ACCOUNTS RECEIVABLE

A summary as of June 30, 2013 is as follows:

Trade receivable	$5,397,613
Unapplied advances and unbilled revenue	(483,269)
Allowance for doubtful accounts	-
Total accounts receivable	$4,914,343

7.           LINE OF CREDIT

On May 4, 2012, we entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Avidbank Corporate Finance, a Division of Avidbank (“Avidbank”).  The Loan and Security Agreement provides us with a revolving line-of-credit up to $2.0 million at an interest rate of prime plus 3.75%; provided, however, that at no time shall the rate be less than seven percent (7.0%) per annum. As of June 30, 2013 the interest rate was 7.0%. The amount available to us at any given time is the lesser of (a) $2.0 million, or (b) the amount available under our borrowing base (80% of our eligible accounts, minus (1) accrued client lease payables, and minus (2) accrued equipment pool liability).  While there are outstanding credit extensions, we must maintain a minimum balance of unrestricted cash and cash equivalents at Avidbank of at least $400,000, measured on a monthly basis, and our maximum quarterly consolidated adjusted EBITDA loss must not exceed:  (i) $1,000,000 for the quarter ended March 31, 2012, (ii) $250,000 for the quarter ending June 30, 2012, (iii) $500,000 for the quarter ending September 30, 2012, and (iv) adjusted EBITDA income of $100,000 for the quarter ending December 31, 2012.  We covenanted not to, among other things, (a) dispose of assets (other than in the ordinary course), (b) change our business, (c) change our CEO or CFO, (d) merge or consolidate with any other person, (e) acquire all or substantially all of the capital stock or property of another person, or (f) become liable for any indebtedness (other than permitted indebtedness, as set forth in the Loan and Security Agreement).  The foregoing description is qualified in its entirety by reference to the Loan and Security Agreement, which is found in our 8-K filing on May 9, 2012 as Exhibit 10.1.

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

On April 26, 2013, we amended the Loan and Security Agreement with Avidbank (the “Avidbank Amendment”). Under the Avidbank Amendment, the term of the revolving line-of-credit of up to $2.0 million extends through April 26, 2014, at an interest rate of prime plus 2.0% per annum. Minimum interest payable with respect to any calendar quarter shall be $5,000. The amount available to us at any given time is the lesser of (a) $2.0 million, or (b) the amount available under our borrowing base (80% of our eligible accounts, minus (1) accrued client lease payables, and minus (2) accrued equipment pool liability).  While there are outstanding credit extensions, we must maintain a minimum balance of unrestricted cash and cash equivalents at Avidbank of at least $400,000, measured on a monthly basis, our adjusted EBITDA shall be positive, as measured on a quarterly basis; provided however that our adjusted EBITDA may be an adjusted EBITDA loss of up to $200,000 for any single quarter so long as we achieve a positive adjusted EBITDA for the prior quarter and subsequent quarter. The foregoing description is qualified in its entirety by reference to the Amendment to the Loan and Security Agreement, which is found as Exhibit 10.1 to Form 10Q dated May 15, 2013.

Interest charges associated with the Avidbank line of credit, including amortization of the discounts and loan acquisition costs totaled $9,824 and 38,953, respectively, for the three and six months ended June 30, 2013.

8.           CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES

Effective July 29, 2011, we closed on a private offering of secured convertible promissory notes and warrants (“Units”) for gross proceeds of $1,850,000.  Each of the Units consists of (i) a $5,000 secured convertible promissory note (each a “Note” and collectively “Notes”) and (ii) a warrant (each a “Warrant” and collectively “Warrants”) to purchase 1,000 shares of our common stock at an exercise price of $1.50 per share.  The Notes mature July 29, 2014 and are secured by our tangible and intangible assets, subject to the senior security interest of AvidBank, as discussed in the immediately preceding note.  The Notes accrue interest at a rate of eight percent (8%) per annum, compounded annually, and the interest on the outstanding balance of the Notes is payable no later than thirty (30) days following the close of each calendar quarter.  The Notes are convertible into 1,850,000 shares of common stock.  The Warrants expire April 29, 2016 and are exercisable to purchase up to 370,000 shares of our common stock. We additionally granted piggyback registration rights to the investors in this offering.  Several members of our Board at the time, including John Pace, Michael Joyce, Mark St. Clare and Michael Vanderhoof, participated in the offering.

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

Interest charges associated with the convertible notes payable, including amortization of the discounts and loan acquisition costs totaled $186,353 and $188,211 for the six months ended June 30, 2013 and 2012, respectively.

We also agreed to pay Cambria Capital, LLC a placement fee of $149,850 in sales commissions, reimbursement for costs associated with the placement of the Units and to issue a warrant to purchase up to 199,800 shares of common stock exercisable at a price of $1.50 per share.  Cambria Capital, LLC is an affiliate of Michael Vanderhoof, a member of the Board. The engagement of Cambria Capital, LLC, the payment of the placement fee and the issuance of the warrant to Cambria Capital, LLC were approved by a majority of the disinterested members of the Board. We additionally granted piggyback registration rights to Cambria Capital, LLC that are the same as those afforded to the investors in the offering.

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

Effective January 1, 2012, we entered into an employment agreement with Paul T. Anthony, our Chief Financial Officer (“CFO”) since 2004 (the “Anthony Agreement”). The Anthony Agreement provides that Mr. Anthony will continue to serve as our Executive Vice President (“EVP”) and CFO. The Anthony Agreement has a term of two years, and provides for an annual base salary of $219,037. The Anthony Agreement will automatically renew for subsequent twelve (12) month terms unless either party provides advance written notice to the other that such party does not wish to renew the agreement for a subsequent twelve (12) months.  Mr. Anthony also receives the customary employee benefits available to our employees. Mr. Anthony is also entitled to receive a bonus of up to $70,000 per year, the achievement of which is based on Company performance metrics. We may terminate Mr. Anthony’s employment under the Anthony Agreement without cause at any time on thirty (30) days advance written notice, at which time Mr. Anthony would receive severance pay for six (6) months and be fully vested in all options and warrants granted to date.   The foregoing summary of the Anthony Agreement is qualified in its entirety by reference to the full text of the employment agreement, which was filed as Exhibit 10.1 to our 8-K filing on December 23, 2011.

10.           CONCENTRATIONS

Cash Concentrations

At times, cash balances held in financial institutions are in excess of federally insured limits.  Management performs periodic evaluations of the relative credit standing of financial institutions and limits the amount of risk by selecting financial institutions with a strong credit standing.

Major Customers

Our three largest customers accounted for approximately 42% of our revenues for the six months ended June 30, 2013 and our three largest customers accounted for approximately 56% of our revenues for the six months ended June 30, 2012. Our largest customers had net accounts receivable totaling approximately $1,600,000 and $2,300,000 as of June 30, 2013 and December 31, 2012 respectively.

11.           SEGMENT REPORTING

We have adopted ASC 280, “Segment Reporting”.  Because we operate in one business segment based on our integration and management strategies, segment disclosure has not been presented.

12.           GOODWILL

We performed an impairment test of goodwill as of December 31, 2012, determining that our estimated fair value based on our market capitalization was greater than our carrying amount including goodwill. No triggering events were noted during the quarter ended June 30, 2013, therefore no further analysis was deemed necessary.

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

Revenue is recognized pursuant to ASC Topic 605, “Revenue Recognition” (“ASC 605”).  Monthly service and supply revenue is earned monthly during the term of the contract, as services and supplies are provided. Revenues from equipment sales transactions are earned when there is persuasive evidence of an arrangement, delivery has occurred, the sales price has been determined and collectability has been reasonably assured. For equipment that is to be placed at a customer’s location at a future date, revenue is deferred until the placement of such equipment.

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

Under the fair value recognition provisions of the authoritative guidance, stock-based compensation cost granted to employees is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service or performance period, which is the vesting period.  Stock options and warrants issued to consultants and other non-employees as compensation for services to be provided to us are accounted for based upon the fair value of the services provided or the estimated fair value of the option or warrant, whichever can be more clearly determined.  We currently use the Black-Scholes option pricing model to determine the fair value of stock options.  The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables.  These variables include our expected stock price volatility over the term of the awards, the expected term of the award, the risk-free interest rate and any expected dividends.  Compensation cost associated with grants of restricted stock units are also measured at fair value.  We evaluate the assumptions used to value restricted stock units on a quarterly basis.  When factors change, including the market price of the stock, stock-based compensation expense may differ significantly from what has been recorded in the past.  If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.

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

RESULTS OF OPERATIONS

For the Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

Revenue

Recurring service revenues increased by approximately $1,400,000, however overall revenue decreased by approximately $900,000 to $9,801,029 for the three months ended June 30, 2013, as compared to the same period in 2012 due to a drop in equipment revenue.  We added approximately $1,600,000 in recurring service revenues from new contracts that started between May 2012 and April 2013.  Equipment sales for the three months ended June 30, 2013 were approximately $800,000 as compared to approximately $3,100,000 for the same period in 2012. Equipment revenues in the second quarter of 2012 were high due to a large copier fleet refresh activities at three customers.  These fleet refreshes are typically done every five years at any one customer facility.

Cost of Revenue

Cost of revenue consists of document imaging equipment, parts, supplies and salaries and expenses of field services personnel.  Cost of revenue was $8,157,963 for the three months ended June 30, 2013, as compared to $9,323,015 for the same period in 2012.  The decrease in the cost of revenue for the second quarter of 2013 is attributed to a reduction in equipment costs of approximately $2,400,000 primarily as a result of the decrease in equipment sales from the copier fleet refresh activities in 2012. Equipment costs includes equipment sold and equipment provided under the recurring service contracts. Offsetting this decrease, our cost of revenue increased in the second quarter of 2013 with the addition of new recurring service revenue contracts that started between May 2012 and April 2013.  We incurred approximately $300,000 in additional staffing and $1,000,000 in additional service and supply costs primarily as a result of our new customers.  Gross margin increased to 17% of revenue for the three months ended June 30, 2013 as compared to 13% for the same period of 2012.  This increase is a result of the large growth in new facilities that we added in 2012 and the reduction in costs as Auxilio’s program matures within these new accounts.

We expect higher cost of revenues at the start of our engagements with most new customers.  In addition to the costs associated with implementing our services, we pay our new customers’ legacy contracts with third-party vendors.  As we implement our programs we strive to improve upon these legacy contracts and thus reduce costs over the term of the contract.  Given the varying expiration dates of these vendor contracts and the fact that the amount of savings is specific to each arrangement, we cannot predict our anticipated profit margins as these legacy contracts come up for renewal.  We anticipate these trends to continue but anticipate an overall increase in cost revenues sold as a result of the expansion of our customer base.

Sales and Marketing

Sales and marketing expenses include salaries, commissions and expenses for sales and marketing personnel, travel and entertainment, and other selling and marketing costs.  Sales and marketing expenses were $504,168 for the three months ended June 30, 2013, as compared to $559,543 for the same period in 2012.  Staffing costs, including commissions, decreased approximately $60,000 in the second quarter of 2013 primarily because we reduced sales staff headcount.

General and Administrative

General and administrative expenses include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses and other administrative costs.  General and administrative expenses decreased by $20,251 to $934,251 for the three months ended June 30, 2013, as compared to $954,502 for the three months ended June 30, 2012.  In the second quarter of 2012, we made a one-time payment of approximately $50,000 of our common stock to an investor relations firm. Offsetting this decrease we increased staff headcount to address the increased size of our business.

Other Income (Expense)

Interest expense for the three months ended June 30, 2013 was $107,154, compared to $116,939 for the same period in 2012.  The small decrease is a result of lower line of credit borrowings in the second quarter of 2013.

The change in the fair value of derivative liabilities resulted in a benefit of $205,000 for the three months ended June 30, 2012.  This benefit is primarily a result of the change in our stock price between March 31, 2012 and June 30, 2012.  There was no such benefit for the three months ended June 30, 2013 because there was no derivative liability at that time.

For the Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

Revenue

Revenue increased by approximately $2,600,000 to $19,893,182 for the six months ended June 30, 2013, as compared to the same period in 2012.  Of this increase, approximately $4,700,000 is a result of the addition of new recurring service revenue contracts between May 2012 and April 2013.  Equipment sales for the six months ended June 30, 2013 were approximately $1,900,000 as compared to approximately $3,700,000 for the same period in 2012. Equipment revenues in 2012 from large copier fleet refresh activities at three customers were not repeated in 2013 as these fleet refreshes are typically done every five years at any one customer facility.

Cost of Revenue

Cost of revenue consists of document imaging equipment, parts, supplies and salaries and expenses of field services personnel.  Cost of revenue was $16,673,902 for the six months ended June 30, 2013, as compared to $15,511,094 for the same period in 2012. The increase in the cost of revenue for the first six months of 2013 is attributed primarily to the addition of new recurring service revenue contracts between May 2012 and April 2013. We incurred approximately $900,000 in additional staffing. Service and supply costs increased by approximately $2,600,000 primarily as a result of our new customers.  Equipment costs, which includes equipment provided under the recurring service contracts and equipment sold, decreased by approximately $2,000,000 in 2013, primarily as a result of the decrease in equipment sales from the copier fleet refresh activities.

Gross margin increased to 16% of revenue for the six months ended June 30, 2013 as compared to 10% for the same period of 2012.  This increase is a result of the large growth in new facilities that we added in 2012 and the reduction in costs as Auxilio’s program matures within these new accounts.We anticipate this trend to continue but anticipate overall increase in cost revenues sold as a result of the expansion of our customer base.

Sales and Marketing

Sales and marketing expenses include salaries, commissions and expenses for sales and marketing personnel, travel and entertainment, and other selling and marketing costs.  Sales and marketing expenses were $1,174,063 for the six months ended June 30, 2013, as compared to $1,251,753 for the same period in 2012.  Staffing costs, including commissions, decreased approximately $150,000 in the first six months of 2013 because we reduced sales staff headcount.  Offsetting this, we incurred approximately $70,000 more with third party channel partners and marketing firms in the first six months of 2013.

General and Administrative

General and administrative expenses include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses and other administrative costs.  General and administrative expenses increased by $96,283 to $1,939,021 for the six months ended June 30, 2013, as compared to $1,842,738 for the six months ended June 30, 2012.  General and administrative expenses increased primarily as a result of increases in staffing headcount to address the increased size of our business.

Other Income (Expense)

Interest expense for the six months ended June 30, 2013 was $233,503, compared to $214,381 for the same period in 2012.  The increase is a result of the cost of the line of credit borrowings consummated in May 2012.

The change in the fair value of derivative liabilities resulted in a charge of $85,000 for the six months ended June 30, 2012.  This cost is primarily a result of the change in our stock price between December 31, 2011 and June 30, 2012.  There was no such charge for the six months ended June 30, 2013 because there was no derivative liability at that time.

Income Tax Expense

Income tax expense for each of the six months ended June 30, 2013 and June 30, 2012, was $5,500 and $1,600 respectively, which represents the minimum tax liability due for required state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2013, our cash and cash equivalents were $2,030,126 and our working capital deficit was $135,406.  Our principal cash requirements are for operating expenses, including equipment, supplies, employee costs, and capital expenditures and funding of the operations. Our primary sources of cash are service and equipment sale revenues, the exercise of options and warrants and the sale of common stock.

During the six months ended June 30, 2013, our cash used for operating activities amounted to $69,633, as compared to $1,052,321 used for operating activities for the same period in 2012.  The improvement in cash used by operating activities in 2013 is primarily a result of improved margins being generated from our recurring service revenue contracts at our legacy customers. The cash used for operating activities for 2012 was primarily due to the costs incurred to implement new recurring service revenue contracts.

We expect to close additional recurring service revenue contracts to new customers throughout 2013 but at a slower rate than during 2012. Because we expect higher cost of revenues at the start of our engagement with most new customers, we have entered into an accounts receivable line of credit with a commercial bank. Management believes that cash generated from the line of credit along with funds from operations will be sufficient to sustain our business operations over the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

Our off-balance sheet arrangements consist primarily of conventional operating leases, purchase commitments and other commitments arising in the normal course of business, as further discussed below under “Contractual Obligations and Contingent Liabilities and Commitments.” As of June 30, 2013, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

As of June 30, 2013, expected future cash payments related to contractual obligations and commercial commitments were as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Convertible notes	$1,992,000	$144,000	$1,848,000	$-	$-
Capital leases	163,419	85,214	71,728	6,477	-
Operating leases	524,657	229,632	295,025	-	-
Total	$2,680,076	$458,846	$2,214,753	$6,477	$-

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

PART –II - OTHER INFORMATION

ITEM 1A.                    RISK FACTORS.

As of the date of this filing, there have been no material changes to the Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on March 28, 2013. (the “2012 Form 10-K”).  The Risk Factors set forth in the 2012 Form 10-K should be read carefully in connection with evaluating our business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q.  Any of the risks described in the 2012 Form 10-K could materially adversely affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made.  These are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 5.                      OTHER INFORMATION

Effective August 12, 2013, the Board of the Company adopted an amendment and restatement of the Company’s bylaws (the “Amended and Restated Bylaws”). The Amended and Restated Bylaws, among other things, increase the number of authorized directors from seven to nine, provide additional details regarding duties of officers, provide broader indemnification rights to officers, directors and other persons, and otherwise modernize the Company’s prior bylaws.  This description of the Amended and Restated Bylaws is a summary and is qualified in its entirety by the text of the Amended and Restated Bylaws, filed as Exhibit 3.2 hereto and incorporated by reference herein.

ITEM 6.                      EXHIBITS.

No.	Item
3.2	Amended and Restated Bylaws of Auxilio, Inc. dated August 12, 2013 †
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. †
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. †
32.1	Certification of the CEO and CFO pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. +
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

†           Filed herewith.

+           Furnished herewith.  In accordance with Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities and Exchange Act of 1934 or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934

* Pursuant to Rule 406T of Regulation S-T, this XBRL information will not be deemed “filed” for the purpose of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section, nor will it be deemed filed or made a part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, or otherwise subject to liability under those sections.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUXILIO, INC.

Date: August 13, 2013	By:	/s/ Joseph J. Flynn
Joseph J. Flynn
Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2013	By:	/s/ Paul T. Anthony
Paul T. Anthony
Chief Financial Officer
(Principal Accounting Officer)