Form 10-Q
period 2013-09-30
AUXILIO INC
filed 2013-11-14
CIK 1011432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares of the issuer’s common stock, $0.001 par value, outstanding as of November 13, 2013 was 20,643,966.

AUXILIO, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION
ITEM 1.                      FINANCIAL STATEMENTS.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30, 2013	DECEMBER 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,101,018	$2,190,972
Accounts receivable, net	4,402,035	4,693,660
Supplies	1,113,459	1,059,730
Prepaid and other current assets	316,825	52,113
Total current assets	8,933,337	7,996,475

Property and equipment, net	172,765	227,004
Deposits	34,413	36,288
Loan acquisition costs	73,089	159,036
Goodwill	1,517,017	1,517,017
Total assets	$10,730,621	$9,935,820

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$5,491,560	$5,579,720
Accrued compensation and benefits	1,244,469	1,558,539
Line of credit	400,000	528,486
Deferred revenue	884,737	902,542
Convertible notes payable, net of discount of $117,500 at September 30, 2013	1,682,500	-
Current portion of capital lease obligations	71,274	88,645
Total current liabilities	9,774,540	8,657,932

Long-term liabilities:
Convertible notes payable, net of discount of $223,250 at December 31, 2012.	-	1,576,750
Capital lease obligations less current portion	54,900	79,358
Total long-term liabilities	54,900	1,656,108

Commitments and contingencies

Stockholders’ equity (deficit):
Common stock, par value at $0.001, 33,333,333 shares authorized, 20,219,954 and 19,818,643 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	20,221	19,820
Additional paid-in capital	23,091,704	22,491,361
Accumulated deficit	(22,210,744)	(22,889,401)
Total stockholders’ equity (deficit)	901,181	(378,220)
Total liabilities and stockholders’ equity (deficit)	$10,730,621	$9,935,820

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
Revenues	$10,806,614	$8,782,198	$30,699,794	$25,894,518
Cost of revenues	8,577,029	7,430,296	25,250,930	22,793,565

Gross profit	2,229,585	1,351,902	5,448,864	3,100,953

Operating expenses:
Sales and marketing	469,632	791,712	1,655,988	2,043,465
General and administrative expenses	903,600	899,318	2,830,329	2,742,056

Total operating expenses	1,373,232	1,691,030	4,486,317	4,785,521

Income (loss) from operations	856,353	(339,128)	962,547	(1,684,568)

Other income (expense):
Interest expense	(102,987)	(126,880)	(336,490)	(341,261)
Interest income	-	-	-	299
Other income	80,000	-	80,000	-
Change in fair value of derivative liabilities	-	(194,000)	-	(279,000)

Total other income (expense)	(22,987)	(320,880)	(256,490)	(619,962)

Income (loss) before provision for income taxes	833,366	(660,008)	706,057	(2,304,530)

Income tax expense	(21,900)	-	(27,400)	(1,600)

Net income (loss)	$811,466	$(660,008)	$678,657	$(2,306,130)

Net income (loss) per share:
Basic	$.04	$(.03)	$.03	$(.12)
Diluted	$.04	$(.03)	$.03	$(.12)

Number of weighted average shares:
Basic	20,197,222	19,595,309	20,163,444	19,537,823
Diluted	21,073,171	19,595,309	21,039,393	19,537,823

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2013
(UNAUDITED)
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2012	19,818,643	$19,820	$22,491,361	$(22,889,401)	$(378,220)
Stock compensation expense for options and warrants granted to employees and directors	-	-	409,085	-	409,085
Employee stock options exercised	72,558	72	1,103	-	1,175
Stock granted for marketing services	328,753	329	190,155	-	190,484
Net income	-	-	-	678,657	678,657
Balance at September 30, 2013	20,219,954	$20,221	$23,091,704	$(22,210,744)	$901,181

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$678,657	$(2,306,130)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation	98,626	84,799
Stock compensation expense for warrants and options issuedto employees and directors	409,085	304,404
Fair value of common stock granted for consulting services	-	52,500
Fair value of warrants issued for marketing services	-	25,787
Fair value of restricted stock granted for marketing services	190,484	193,407
Change in fair value of derivative liabilities	-	279,000
Interest expense related to accretion of debt discount costs	105,750	105,750
Interest expense related to amortization of loan acquisitioncosts	85,947	90,991
Changes in operating assets and liabilities:
Accounts receivable	291,624	(2,283,588)
Supplies	(53,729)	(340,392)
Prepaid and other current assets	(264,712)	(98,714)
Deposits	1,875	(8,275)
Accounts payable and accrued expenses	(88,160)	2,312,890
Accrued compensation and benefits	(314,069)	66,332
Deferred revenue	(17,805)	484,840
Net cash provided by (used for) operating activities	1,123,573	(1,036,399)
Cash flows from investing activities:
Purchases of property and equipment	(10,278)	(17,201)
Net cash used for investing activities	(10,278)	(17,201)
Cash flows from financing activities:
Net proceeds from line of credit agreement	(128,486)	628,485
Loan acquisition fees paid	-	(24,864)
Net proceeds from issuance of common stock throughemployee stock options	1,175	-
Payments on capital leases	(75,938)	(58,702)
Net cash provided by (used for) financing activities	(203,249)	544,919
Net increase (decrease) in cash and cash equivalents	910,046	(508,681)
Cash and cash equivalents, beginning of period	2,190,972	1,832,115
Cash and cash equivalents, end of period	$3,101,018	$1,323,434

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (CONTINUED)
(UNAUDITED)

	Nine Months Ended September, 30
	2013	2012
Supplemental disclosure of cash flow information:
Interest paid	$144,792	$144,712
Income taxes paid	$5,655	$3,590
Non-cash investing and financing activities:
Property and equipment acquired through capital leases	$34,109	$93,165
Warrants issued as loan acquisition costs related to convertible note payable	$-	$35,640
Conversion of convertible note payable	$-	$10,000
Reclassification of derivative liabilities to equity	$-	$640,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
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

3.           OPTIONS AND WARRANTS

Below is a summary of Auxilio stock option and warrant activity during the nine months ended September 30, 2013:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2012	5,725,031	$1.02
Granted	247,666	0.95
Exercised	(72,558)	0.58
Cancelled	(565,186)	0.91
Outstanding at September 30, 2013	5,334,953	$1.04	5.41	$612,262
Exercisable at September 30, 2013	4,380,028	$1.04	4.75	$519,976

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2012	2,454,606	$1.34
Granted	1,500,000	1.01
Exercised	-	-
Cancelled	-	-
Outstanding at September 30, 2013	3,954,606	$1.21	1.65	$261,050
Exercisable at September 30, 2013	2,504,606	$1.33	1.65	$256,050

During the nine months ended September 30, 2013, we granted a total of 247,666 options to our employees and directors to purchase shares of our common stock at an exercise price range of $0.86 to $1.01 per share. The exercise price equals the fair value of our stock on the grant date.  The options have graded vesting annually over three years starting January 2013.  The fair value of the options was determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.11% to 0.16%; (ii) estimated volatility of 61.40% to 63.00%; (iii) dividend yield of 0.0%; and (iv) expected life of the options of three years.

On January 16, 2013, we granted to four executive employees, warrants to purchase a total of 1,500,000 shares of common stock with a strike price set at $1.01.The exercise price equals the fair value of our stock on the grant date.  Of these warrants, 150,000 vested immediately and 1,350,000 vest contingent upon the Company achieving certain performance targets as set forth in the following table:

No. of Shares	Vesting Date	Performance Target
450,000	January 1, 2014	Adjusted EBITDA target for FY 2013 of $2 million.
450,000	January 1, 2015	Adjusted EBITDA target for FY 2014 of $6.3 million.
450,000	January 1, 2016	Adjusted EBITDA target for FY 2015 of $9.2 million.

The non-GAAP measure of Adjusted EBITDA may include adjustments for stock based charges, non-recurring items and other charges as determined by the board of directors at their discretion.  The fair value of the warrants which vest is determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.14%, (ii) estimated volatility of 62.94%; (iii) dividend yield of 0.0%; and (iv) expected life of the warrants of five years. We believe the Adjusted EBITDA target for FY 2013 is achievable. Accordingly we have recorded stock compensation for these warrants totaling $45,504 and $136,511 for the three months and nine months ended September 30, 2013, respectively.

For the three and nine months ended September 30, 2013 and 2012, stock-based compensation expense recognized in the statements of operations is as follows:

	Three Months Ended September 30,		Nine months Ended September 30,
	2013	2012	2013	2012
Cost of revenues	$18,304	$24,199	$116,115	$77,363
Sales and marketing	14,963	9,294	88,657	54,407
General and administrative expense	60,146	58,101	204,313	172,634
Total stock based compensation expense	$93,413	$91,594	$409,085	$304,404

4.           RESTRICTED STOCK

In November 2008, we entered into a five year joint marketing agreement (the “Sodexo Agreement”) with Sodexo Operations, LLC, (“Sodexo”) to provide our document services to Sodexo’s healthcare customer base in the United States.  On May 11, 2011, we amended the Sodexo Agreement (the “May 2011 Amendment”).  Pursuant to the Sodexo Agreement, as amended by the May 2011 Amendment, Sodexo provided additional sales and marketing resources and expanded the marketing effort directed towards existing or potential Sodexo hospital clients.  The term of the Sodexo Agreement was extended to December 31, 2014.  Upon signing the May 2011 Amendment, we granted 200,000 shares of restricted stock to Sodexo.  These shares vest as follows:  66,667 immediately, 66,667 on May 11, 2013 and 66,666 on May 11, 2014.  The immediately vested shares resulted in a charge to marketing expense of $54,667 in 2011.  The cost of the remaining shares were to be recognized over the vesting periods using the current market price of the stock at each periodic reporting date. On April 18, 2012, we granted 23,437 shares to Sodexo as a result of a new sale.  These shares were to vest as follows: 7,812 on April 18, 2013, 7,812 on April 18, 2014 and 7,813 on April 18, 2015. On July 1, 2012, we granted another 31,765 shares to Sodexo as a result of another new sale.  These shares were to vest as follows:  10,588 on July 1, 2013, 10,588 on July 1, 2014 and 10,588 on July 1, 2015.

The Sodexo Agreement was further amended in October 2012 (such amendment referred to herein as the “October 2012 Amendment”) in which we eliminated the additional sales and marketing resources that we added under the May 2011 Amendment.  Under these terms we no longer paid the annual marketing fee, but continued to pay to Sodexo a quarterly commission based on actual revenues received by us from certain existing customers and any new customers Sodexo brought to us who signed an agreement for services by August 3, 2013. For the nine months ended September 30, 2013, these commissions totaled $37,557. On January 11, 2013 we terminated the Sodexo Agreement. This resulted in the immediate vesting of 265,179 shares of restricted stock. The cost recognized for these shares totaled $165,181 for the nine months ended September 30, 2013, and included in sales and marketing expense in the accompanying Condensed Consolidated Statement of Operations.

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

For the three and nine months ended September 30, 2013, potentially dilutive securities consist of options and warrants to purchase 9,289,559 shares of common stock at prices ranging from $0.30 to $2.15 per share, and convertible notes that could convert into 1,800,000 shares of common stock. For the three and nine months ended September 30, 2013, of these potentially dilutive securities, 8,413,610 shares to purchase common stock from the options and warrants and the convertible notes are excluded from the computation of diluted earnings per share as their effect would be anti-dilutive.

For the three and nine months ended September 30, 2012, potentially dilutive securities consist of options and warrants to purchase 9,858,311 shares of common stock at prices ranging from $0.30 to $3.00 per share and secured convertible notes that could convert into 1,800,000 shares of common stock. None of the options and warrants outstanding or the convertible notes have been included in the computation of diluted earnings per share due to the net loss for these periods, which causes these equity instruments to be anti-dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator:
Net income (loss)	$811,466	$(660,008)	$678,657	$(2,306,130)
Effects of dilutive securities:
Convertible notes payable	-	-	-	-
Net income (loss) after effects of conversion of notes payable	$811,466	$(660,008)	$678,657	$(2,306,130)
Denominator:
Denominator for basic calculation weighted average shares	20,197,222	19,595,309	20,163,444	19,537,823
Dilutive common stock equivalents:
Secured convertible notes		-	-	-
Options and warrants	875,949	-	875,949	-
Denominator for diluted calculation weighted average shares	21,073,171	19,595,309	21,039,393	19,537,823

Net income (loss) per share:
Basic net income (loss) per share	$.04	$(.03)	$.03	$(.12)
Diluted net income (loss) per share	$.04	$(.03)	$.03	$(.12)

6.           ACCOUNTS RECEIVABLE

A summary of accounts receivable is as follows:

	September 30, 2013	December 31, 2012
Trade receivables	$4,667,881	$5,883,434
Unapplied advances and unbilled revenue	(265,846)	(1,189,774)
Allowance for doubtful accounts	-	-
Total accounts receivable	$4,402,035	$4,693,660

7.           LINE OF CREDIT

On May 4, 2012, we entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Avidbank Corporate Finance, a Division of Avidbank (“Avidbank”).  The Loan and Security Agreement provides us with a revolving line-of-credit up to $2.0 million at an interest rate of prime plus 3.75%; provided, however, that at no time shall the rate be less than seven percent (7.0%) per annum. As of September 30, 2013 the interest rate was 7.0%. The amount available to us at any given time is the lesser of (a) $2.0 million, or (b) the amount available under our borrowing base (80% of our eligible accounts, minus (1) accrued client lease payables, and minus (2) accrued equipment pool liability).  While there are outstanding credit extensions, we must maintain a minimum balance of unrestricted cash and cash equivalents at Avidbank of at least $400,000, measured on a monthly basis, and our maximum quarterly consolidated adjusted EBITDA loss must not exceed:  (i) $1,000,000 for the quarter ended March 31, 2012, (ii) $250,000 for the quarter ending June 30, 2012, (iii) $500,000 for the quarter ending September 30, 2012, and (iv) adjusted EBITDA income of $100,000 for the quarter ending December 31, 2012.  We covenanted not to, among other things, (a) dispose of assets (other than in the ordinary course), (b) change our business, (c) change our CEO or CFO, (d) merge or consolidate with any other person, (e) acquire all or substantially all of the capital stock or property of another person, or (f) become liable for any indebtedness (other than permitted indebtedness, as set forth in the Loan and Security Agreement).  The foregoing description is qualified in its entirety by reference to the Loan and Security Agreement, which is found in our Form 8-K filed on May 9, 2012 as Exhibit 10.1.

In connection with our entry into the Loan and Security Agreement, we granted Avidbank (a) a general, first-priority security interest in all of our assets, equipment and inventory, and (b) a security interest in all of our intellectual property under an Intellectual Property Security Agreement.  Each holder of convertible promissory notes issued in a private offering in July 2011 agreed to subordinate its right of payment and security interest in and to our assets to Avidbank throughout the term of the Loan and Security Agreement.  In addition, we issued Avidbank a 5-year warrant to purchase up to 72,098 shares of our common stock at an exercise price of $1.387 per share, as additional consideration for the Loan and Security Agreement.  The foregoing descriptions are qualified in their entirety by reference to the respective agreements.  These agreements are found in our Form 8-K filed on May 9, 2012 as Exhibits 10.2, 10.3 and 10.4, respectively.

On April 26, 2013, we amended the Loan and Security Agreement with Avidbank (the “Avidbank Amendment”). Under the Avidbank Amendment, the term of the revolving line-of-credit of up to $2.0 million extends through April 26, 2014, at an interest rate of prime plus 2.0% per annum. Minimum interest payable with respect to any calendar quarter shall be $5,000. The amount available to us at any given time is the lesser of (a) $2.0 million, or (b) the amount available under our borrowing base (80% of our eligible accounts, minus (1) accrued client lease payables, and minus (2) accrued equipment pool liability).  While there are outstanding credit extensions, we must maintain a minimum balance of unrestricted cash and cash equivalents at Avidbank of at least $400,000, measured on a monthly basis, our adjusted EBITDA shall be positive, as measured on a quarterly basis; provided however that our adjusted EBITDA may be an adjusted EBITDA loss of up to $200,000 for any single quarter so long as we achieve a positive adjusted EBITDA for the prior quarter and subsequent quarter. The foregoing description is qualified in its entirety by reference to the Amendment to the Loan and Security Agreement, which is found as Exhibit 10.1 to our Form 10-Q filed with the SEC on May 15, 2013.

Interest charges associated with the Avidbank line of credit, including amortization of the discounts and loan acquisition costs totaled $6,344 and $45,297, respectively, for the three and nine months ended September 30, 2013, and totaled $29,426 and $43,646 respectively, for the three and nine months ended September 30, 2012.

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

At any time prior to the maturity date, the holders of the Notes may elect to convert all or part of the unpaid principal amount of the Notes and any unpaid interest accrued thereon, into shares of our common stock. The conversion price will be $1.00 per share of common stock, subject to adjustment upon the occurrence of certain capital events.  If (a) there is any transaction, or a series of transactions, that results, directly or indirectly, in the transfer of 100% of Auxilio including, without limitation, any sale of stock, sale of assets, sale of membership interests, merger or consolidation, reorganization, recapitalization or restructuring, tender or exchange offer, negotiated purchase or  leveraged buyout, and (b) the per share price of our common stock in such transaction equals or exceeds $1.00, then the Notes will be automatically converted into shares of our common stock.

Interest charges associated with the convertible notes payable, including amortization of the discounts and loan acquisition costs totaled $279,530 and $282,188 for the nine months ended September 30, 2013 and 2012, respectively.

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

The Note agreement provided the holders of the Notes with certain dilution protections.  If (a) by July 29, 2012, we had completed an additional round of debt financing with new investors (“New Debt”) and (b) the New Debt contained a more favorable interest rate, payment frequency, amortization, conversion price, warrant coverage and registration rights terms to the New Debt holders than the Notes, then the holder of Notes would have had the option to exchange the Notes for an equal principal amount of new notes with the same terms as the New Debt (the “Exchange Feature”).  The Exchange Feature did not provide for fixed terms for the associated Warrants nor did it allow for an adjustment to the conversion rate of the Notes.

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

Major Customers

Our three largest customers accounted for approximately 41% of our revenues for the nine months ended September 30, 2013 and our three largest customers accounted for approximately 52% of our revenues for the nine months ended September 30, 2012. Our largest customers had net accounts receivable totaling approximately $480,000 and $2,300,000 as of September 30, 2013 and December 31, 2012 respectively.

11.           SEGMENT REPORTING

We have adopted ASC 280, “Segment Reporting”.  Because we operate in one business segment based on our integration and management strategies, segment disclosure has not been presented.

12.           GOODWILL

We performed an impairment test of goodwill as of December 31, 2012, determining that our estimated fair value based on our market capitalization was greater than our carrying amount including goodwill. No triggering events were noted during the quarter ended September 30, 2013, therefore no further analysis was deemed necessary.

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

RESULTS OF OPERATIONS

For the Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

Revenue

Revenue increased by approximately $2,000,000 to $10,806,614 for the three months ended September 30, 2013, as compared to the same period in 2012. Recurring service revenues increased by approximately $1,300,000 primarily because we added approximately $1,700,000 in recurring service revenues from new contracts and expanded support areas among existing contracts. Offsetting the increase were rate reductions related to renewals totaling approximately $400,000.  Equipment sales for the three months ended September 30, 2013 were approximately $1,000,000 as compared to approximately $200,000 for the same period in 2012. Equipment revenues in the third quarter of 2013 were high due to copier fleet refresh activities at two customers.  These fleet refreshes are typically done every five years at any one customer facility.

Cost of Revenue

Cost of revenue consists of document imaging equipment, parts, supplies and salaries and expenses of field services personnel.  Cost of revenue was $8,577,029 for the three months ended September 30, 2013, as compared to $7,430,296 for the same period in 2012. The increase in the cost of revenue for the third quarter of 2013 is attributed primarily to the service costs to support the new recurring service contracts and expanded support areas among existing contracts.  We incurred approximately $100,000 in additional staffing and approximately $500,000 in additional service and supply costs primarily as a result of our new customers. We incurred approximately $500,000 in additional equipment costs in 2013 as a result of higher equipment sales. Gross margin increased to 21% of revenue for the three months ended September 30, 2013 as compared to 15% for the same period of 2012.  This increase is a result of the large growth in new facilities that we added in 2012 and the reduction in costs as Auxilio’s program matures within these new accounts.

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

Sales and Marketing

Sales and marketing expenses include salaries, commissions and expenses for sales and marketing personnel, travel and entertainment, and other selling and marketing costs.  Sales and marketing expenses were $469,632 for the three months ended September 30, 2013, as compared to $791,712 for the same period in 2012.  Staffing costs, including commissions, decreased approximately $250,000 in the third quarter of 2013 primarily because we had less sales commission expense from fewer sales closed during that period.

General and Administrative

General and administrative expenses include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses and other administrative costs.  General and administrative expenses increased by $4,282 to $903,600 for the three months ended September 30, 2013, as compared to $899,318 for the three months ended September 30, 2012.  Professional fees decreased by approximately $40,000 in the third quarter of 2013 primarily due to a reduction in legal matters in 2013. Offsetting this decrease, we increased staff headcount to address the increased size of our business.

Other Income (Expense)

Interest expense for the three months ended September 30, 2013 was $102,987, compared to $126,880 for the same period in 2012.  The small decrease is a result of lower line of credit borrowings in the third quarter of 2013.

Other income for the three months ended September 30, 2013 was $80,000, which is a one-time legal settlement with a former customer.

The change in the fair value of derivative liabilities resulted in a charge of $194,000 for the three months ended September 30, 2012.  This charge is primarily a result of the change in our stock price between June 30, 2012 and July 31, 2012.  There was no such charge for the three months ended September 30, 2013 because there was no derivative liability at that time.

Income Tax Expense

Income tax expense for each of the three months ended September 30, 2013 and September 30, 2012, was $21,900 and $0 respectively, which represents the net provisions for tax liability due for state income taxes.

For the Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

Revenue

Revenue increased by approximately $4,800,000 to $30,699,794 for the nine months ended September 30, 2013, as compared to the same period in 2012.  Of this increase, approximately $6,700,000 is a result of the addition of new recurring service revenue contracts and expanded support areas among existing contracts. Offsetting the increase were rate reductions from renewals totaling approximately $1,200,000.  Equipment revenues in 2012 from large copier fleet refresh activities at three customers were not repeated in 2013 as these fleet refreshes are typically done every five years at any one customer facility. Equipment revenues during 2013 totaled approximately $2,900,000 as compared with approximately $4,000,000 in 2012. Copier fleet refreshes are typically tied to the termination of the existing five year lease terms, which occurred more in 2012.

Cost of Revenue

Cost of revenue consists of document imaging equipment, parts, supplies and salaries and expenses of field services personnel.  Cost of revenue was $25,250,930 for the nine months ended September 30, 2013, as compared to $22,793,565 for the same period in 2012. The increase in the cost of revenue for the first nine months of 2013 is attributed primarily to the addition of new recurring service revenue contracts and expanded support areas among existing contracts. We incurred approximately $1,100,000 in additional staffing costs and Service and supply costs increased by approximately $2,900,000 primarily as a result of our new customers.  Equipment costs, which includes equipment provided under the recurring service contracts and equipment sold, decreased by approximately $1,400,000 in 2013, primarily as a result of the decrease in equipment sales from the copier fleet refresh activities.

Gross margin increased to 18% of revenue for the nine months ended September 30, 2013 as compared to 12% for the same period of 2012.  This increase is a result of the large growth in new facilities that we added in 2012 and the reduction in costs as Auxilio’s program matures within these new accounts. We anticipate this trend to continue but anticipate overall increase in cost of revenues as a result of the expansion of our customer base.

Sales and Marketing

Sales and marketing expenses include salaries, commissions and expenses for sales and marketing personnel, travel and entertainment, and other selling and marketing costs.  Sales and marketing expenses were $1,655,988 for the nine months ended September 30, 2013, as compared to $2,043,465 for the same period in 2012.  Staffing costs, including commissions, decreased by approximately $390,000 in the first nine months of 2013 because we paid less in sales commissions and we reduced sales staff headcount.

General and Administrative

General and administrative expenses include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses and other administrative costs.  General and administrative expenses increased by $88,273 to $2,830,329 for the nine months ended September 30, 2013, as compared to $2,742,056 for the nine months ended September 30, 2012.  General and administrative expenses increased primarily as a result of increases in staffing headcount to address the increased size of our business.

Other Income (Expense)

Interest expense for the nine months ended September 30, 2013 was $336,490 compared to $341,261 for the same period in 2012.  These balances are comparable as are the overall borrowings during these periods.

The change in the fair value of derivative liabilities resulted in a charge of $279,000 for the nine months ended September 30, 2012.  This cost is primarily a result of the change in our stock price between December 31, 2011 and July 31, 2012.  There was no such charge for the nine months ended September 30, 2013 because there was no derivative liability at that time.

Income Tax Expense

Income tax expense for each of the nine months ended September 30, 2013 and September 30, 2012, was $27,400 and $1,600 respectively, which represents the provisions for tax liability due for state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2013, our cash and cash equivalents were $3,101,018 and our working capital deficit was $841,203. Our principal cash requirements are for operating expenses, including equipment, supplies, employee costs, and capital expenditures and funding of the operations. Our primary sources of cash are service and equipment sale revenues.

During the nine months ended September 30, 2013, our cash provided by operating activities amounted to $1,123,573, as compared to $1,036,399 used for operating activities for the same period in 2012.  The improvement in cash provided by operating activities in 2013 is primarily a result of improved margins being generated from our recurring service revenue contracts. The cash used for operating activities for 2012 was primarily due to the costs incurred to implement new recurring service revenue contracts.

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

OFF-BALANCE SHEET ARRANGEMENTS

Our off-balance sheet arrangements consist primarily of conventional operating leases, purchase commitments and other commitments arising in the normal course of business, as further discussed below under “Contractual Obligations and Contingent Liabilities and Commitments.” As of September 30, 2013, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

As of September 30, 2013, expected future cash payments related to contractual obligations and commercial commitments were as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Convertible notes	$1,956,000	$1,956,000	$-	$-	$-
Capital leases	137,229	76,509	57,776	2,944	-
Operating leases	468,171	231,117	237,054	-	-
Total	$2,561,400	$2,263,626	$294,830	$2,944	$-

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

AUXILIO, INC.

Date:  November 14, 2013                                                                By:            /s/    Joseph J. Flynn
Joseph J. Flynn
Chief Executive Officer
(Principal Executive Officer)

Date:  November 14, 2013                                                                By:            /s/    Paul T. Anthony
Paul T. Anthony
Chief Financial Officer
(Principal Accounting Officer)