Form 10-K
period 2013-12-31
AUXILIO INC
filed 2014-03-31
CIK 1011432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013.

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

Yes [  ]                 No [X]

The aggregate market value of the registrant’s common stock, $0.001 par value per share (“Common Stock”), held by non-affiliates of the registrant on June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $19.2 million (based on the average bid price of the Common Stock on that date).  Shares of Common Stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting securities of the registrant were excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not a determination for other purposes.  The registrant has one class of securities, its Common Stock.

As of March 28, 2014, the registrant had 20,743,966 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.

Part III incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) for the 2014 Annual Meeting of Stockholders to be filed on or before April 4, 2014.

AUXILIO, INC.
ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

Introduction

Auxilio, Inc. (including our subsidiary, Auxilio Solutions, Inc.; referred to collectively in this Annual Report, as “Auxilio,” “we,” “our” and “us”) is engaged in the business of providing fully outsourced print management services to the healthcare industry.  Auxilio was incorporated in Nevada on August 29, 1995, under the name Corporate Development Centers, Inc.  As a result of a series of transactions, we changed our name to “Auxilio, Inc.” in April 2004.  Our principal executive offices are located at 26300 La Alameda, Suite 100, Mission Viejo, California 92691.

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

On April 1, 2004, we acquired Alan Mayo and Associates, Inc. dba The Mayo Group (“TMG”), a managed print company.  TMG provided outsourced print management services to healthcare facilities throughout California, which services we provide as the successor-in-interest to TMG.  After we acquired TMG, we changed our name to “Auxilio, Inc.” and changed the name of TMG’s former subsidiary to “Auxilio Solutions, Inc.”  Our Common Stock currently trades on the OTCBB under the symbol “AUXO”.

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

We help hospitals and health systems reduce expenses and create manageable, dependable print management programs by managing their back-office processes.  The process is initiated through a detailed proprietary assessment.  The assessment is a strategic, operational and financial analysis that is performed at the customer’s premises using a combination of proprietary processes and innovative technology for data collection and report generation.  After the assessment and upon engagement, we charge the customer on a per print basis.  This charge covers the entire print management process and includes placing a highly trained resident team on-site to manage the entire process.

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

Nevertheless, our analysis of the competitive landscape shows a very strong opportunity for fully outsourced managed print services to the healthcare industry, and we believe that we have a strong competitive position in the marketplace due to a number of important factors:

•
We are entirely focused on the healthcare industry.  No other vendor/service provider has its entire business dedicated to solving issues within the healthcare provider industry with the expertise and knowledge base that we have.  This is unmatched in the market.

•
We have a unique approach to providing fully outsourced print management programs.  Our program is completely outsourced and hospitals need only pay a single invoice.  We operate the print management process as a department in the hospital with full-time staff on-site.  In contrast, other print vendors and dealers in the majority of instances do not provide full-time staff on-site , which results in delays in providing service and supplies to the hospitals.

•	By focusing solely on the hospital campus, we enjoy much lower turn-around times for service, greater up-sell opportunities and a much deeper service relationship with the customer.

•
We are not restricted to any single equipment vendor, which allows us to bring the best hardware and software solutions to our customers.  Our approach is to use the most appropriate technology to provide a superior solution without any prejudice as to equipment.

•
We maintain a daily connection with the hospital, which allows us to provide a detailed strategy and plan on equipment acquisitions saving the organization a great deal of time, effort and money in this process.

Customers

All of our customers are hospitals and their related off-site facilities.  The loss of any key customer could have a material adverse effect upon our financial condition, business, prospects and results of operation.  During the year ended December 31, 2013, our four largest customers represented approximately 52% of our revenues.

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

We have not applied for or been granted any patents with respect to our technology, or processes, as related to document and image management.  We have trademarked certain process documents and related marketing documents.  The most valuable of which is the Image Management Maturity Model which allows us to detail processes and offer a service that is duplicable in distributed regions.

Employees

As of December 31, 2013, we had 193 full-time employees and three part-time employees, including 174 employees engaged in providing services, 7 employees engaged in sales and marketing, and 15 employees engaged in general and administrative activities.  Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage.  We believe our employee relations are good.

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

The loss of any key customer could have a material adverse effect upon our financial condition, business, prospects and results of operation.  Our four largest customers represented approximately 52% of our revenues for the year ended December 31, 2013.  We anticipate that these customers will represent approximately 42% of revenue for 2014; therefore the loss of one or more of these customers may contribute to our inability to operate as a going concern and may require us to obtain equity funding or debt financing to continue our operations.  We cannot be certain that we will be able to obtain such financing on commercially reasonable terms, or at all.

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

We may need additional capital in the future and, if such capital is not available on terms acceptable to us or available to us at all, we may impact our ability to continue to grow our business operations.

We may need capital in the future to expand our business operations.  If we need capital, we cannot be certain that it will be available on terms acceptable to us or available to us at all.  In the event we need to raise capital, we may not be able to:

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

The market for our Common Stock is volatile, having ranged in the last twelve months from a low of $0.81 to a high of $1.59 on the OTCBB.  The market price for our Common Stock has been, and is likely to continue to be, volatile.  The following factors may cause significant fluctuations in the market price of shares of our Common Stock:

•	fluctuations in our quarterly revenues and earnings or those of our competitors;

•	variations in our operating results compared to levels expected by the investment community;

•	announcements concerning us or our competitors;

•	announcements of technological innovations;

•	sale or purchases of shares by traders or other investors;

•	market conditions in the industry; and

•	the conditions of the securities markets.

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

As of December 31, 2013, we had 20,643,966 shares of our Common Stock outstanding.

If all warrants and options outstanding as of December 31, 2013 are exercised prior to their expiration, up to approximately 8.2 million additional shares of Common Stock could become freely tradable. Such sales of substantial amounts of Common Stock in the public market could adversely affect the prevailing market price of our Common Stock and could also make it more difficult for us to raise funds through future offerings of Common Stock. Additionally we have $1,700,000 in convertible debt which, if converted to stock, would further dilute the per share value.

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

The impact of any deterioration of the global credit markets, financial services industry and U.S. economy may negatively affect our business and our ability to obtain capital, if needed.

A deterioration in the global credit markets, the financial services industry and the U.S. economy could result in a period of substantial turmoil.  The impact of these events on our business and the severity of an economic crisis is uncertain.  It is possible that the a crisis in the global credit markets, the financial services industry and the U.S. economy could adversely affect our business, vendors and prospects as well as our liquidity and financial condition.  This could impact our ability to increase our customer base and generate positive cash flows.  Although we were able to raise additional working capital through convertible note agreements and private placement offerings of our Common Stock, we may not be able to continue this practice in the future or we may not be able to obtain additional working capital through other debt or equity financings.  In the event that sufficient capital cannot be obtained, we may be forced to minimize growth to a point that would be detrimental to our business development activities.  These courses of action may be detrimental to our business prospects and result in material charges to our operations and financial position.  In the event that any future financing should take the form of the sale of equity securities, the current equity holders may experience dilution of their investments.

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

None.

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

We are not a party to any material legal proceedings, nor has any material proceeding been terminated during the fiscal year ended December 31, 2013.

ITEM 4.	MINE SAFETY DISCLOSURES.

           Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Common Stock is traded on the OTCBB under the symbol “AUXO.”  As such, the market for our Common Stock may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if it were listed on a national exchange.

The following table presents quarterly information on the high and low sales prices of our Common Stock for the fiscal year ending December 31, 2014 (through March 28, 2014), and the fiscal years ended December 31, 2013 and 2012, furnished by the OTCBB.

	High	Low
Fiscal Year Ending December 31, 2014
First Quarter (through March 28, 2014)	$1.70	$1.18

Fiscal Year Ended December 31, 2013
First Quarter	$1.03	$0.82
Second Quarter	$1.03	$0.81
Third Quarter	$1.05	$0.81
Fourth Quarter	$1.59	$0.95

Fiscal Year Ended December 31, 2012
First Quarter	$1.47	$0.75
Second Quarter	$1.40	$0.73
Third Quarter	$1.20	$0.74
Fourth Quarter	$1.15	$0.76

The high and low sales prices for our Common Stock on March 28, 2014, as quoted on the OTCBB, were $1.68 and $1.64, respectively.

Holders

On March 28, 2014, we had approximately 105 stockholders of record.

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

Repurchases

During the fiscal year ended December 31, 2013, we did not repurchase any of our securities.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain information as of December 31, 2013 with respect to our existing equity compensation plans under which shares of our Common Stock are authorized for issuance.

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuances Under Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1):	5,256,349	$1.03	545,711
Equity compensation plans not approved by security holders (2):	2,983,565	$1.15	-
Total	8,239,914		545,711

(1)	These plans consist of the 2001 Stock Option Plan, the 2003 Stock Option Plan, the 2004 Stock Option Plan, the 2007 Stock Option Plan and the 2011 Stock Incentive Plan.
(2)
From time to time and at the discretion of the Board, we may issue warrants and stock options to our key individuals or officers as performance-based compensation.  We have also issued warrants to Sodexo Operations, LLC, (“Sodexo”) in connection with a joint marketing agreement and to Cambria Capital, LLC in consideration for financing arrangements.

ITEM 6.	SELECTED FINANCIAL DATA.

As a smaller reporting company, we are not required to include this information in our Annual Report on Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion presents information about our consolidated results of operations, financial condition, liquidity and capital resources and should be read in conjunction with our consolidated financial statements and the notes thereto beginning on page F-1 of this Annual Report.

Overview

We provide integration strategies and outsourced services for print management in healthcare facilities. We help hospitals and health systems reduce expenses and create manageable, dependable document image management programs by managing their back-office processes.  The process is initiated through a detailed proprietary managed print services assessment.  The assessment is a strategic, operational and financial analysis that is performed at the customer’s premises using a combination of proprietary processes and innovative web based technology for data collection and report generation.  After the assessment and upon engagement, we charge the customer on a per print basis.  This charge covers the entire print management process and includes the placement of a highly trained resident team on-site to manage the entire process.  We are focused solely on the healthcare provider industry.

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

Impairment of Intangible Assets

We account for goodwill in accordance with FASB’s authoritative guidance which requires that goodwill and certain intangible assets are not amortized, but are subject to an annual impairment test.  We complete our goodwill impairment test on an annual basis, during the fourth quarter of our fiscal year, or more frequently if changes in facts and circumstances indicate that impairment in the value of goodwill recorded on our balance sheet may exist.  For purposes of testing the impairment of goodwill, we have one reporting unit.  To test for impairment, first we perform a qualitative assessment. If we determine, based on qualitative factors, that the fair value of goodwill is more likely than not greater than the carrying amount, a quantitative calculation would not be needed. Our methodology for a quantitative assessment of testing for goodwill impairment consists of one, and possibly two steps.  In step one of the goodwill impairment test, we compare our carrying amount (including goodwill) of our entity-wide reporting unit and Auxilio’s fair value based on market capitalization.  We evaluated how this market capitalization measure compared to the performance-based multiples of revenue and earnings methods and feel it most accurately reflects the Company’s valuation given our recent revenue growth accompanied by losses which causes performance-based metrics to portray the Company at an unrealistic value.  Our market capitalization is based on the closing price of our Common Stock as quoted on the OTCBB multiplied by our outstanding shares of Common Stock.  There was no impairment of goodwill as a result of the annual impairment tests completed during the fourth quarters of 2013 and 2012.  Excluding goodwill, we have no intangible assets deemed to have indefinite lives. At December 31, 2013, the fair value of Auxilio, based on our market capitalization, was approximately $30.6 million, exceeding our book value of approximately $2,000,000.

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

Results of Operations

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Net Revenue

Revenues consist of equipment sales and ongoing service fees.  Net revenue increased by $7,327,957 to $42,974,978 for the year ended December 31, 2013, as compared to the same period in 2012.  Service revenue in 2013 totaled approximately $37,100,000 compared to approximately $30,500,000 in 2012.  Of this increase, approximately $7,300,000 was a result of the addition of nine new recurring revenue contracts during 2012 and 2013. Another $600,000 of the increase was due to the expansion of services with existing customers. Partially offsetting these increases was a reduction of approximately $900,000 from a nonrenewing contract. We also had a decrease in revenue of approximately $500,000 with existing customers, where there was a reduction in unit price and sales volume. We anticipate this trend to continue as we renew our customers’ contracts but anticipate overall revenue growth as a result of the expansion of our customer base. Equipment sales for the year ended December 31, 2013 were approximately $5,800,000 as compared to approximately $5,200,000 for the same period in 2012.

Cost of Revenue

Cost of revenue consists of document imaging equipment, parts, supplies and salaries expense for field services personnel.  Cost of revenue was $35,294,204 for the year ended December 31, 2013, as compared to $31,018,117 for the same period in 2012. The increase in the cost of revenue for 2013 is attributed primarily to the addition of nine new recurring revenue contracts during 2012 and 2013 and an increase in our operational support costs to respond to this growth. We incurred approximately $1,300,000 in additional staffing costs. Service and supply costs increased by approximately $3,300,000 as a result of our new customers.  Our travel related costs in 2013 were approximately $300,000 lower compared to 2012 because certain staff training initiatives had been mostly completed in the prior year and new customer implementations in 2013 were geographically closer, requiring less travel.

We expect higher cost of revenues at the start of our engagement with most new customers.  In addition to the costs associated with implementing our services, we absorb our new customers’ legacy contracts with third-party vendors.  As we implement our programs, we strive to improve upon these legacy contracts thus reducing costs over the term of the contract.  We anticipate this trend to continue but anticipate an overall increase in the cost of revenues as a result of the expansion of our customer base.

Sales and Marketing

Sales and marketing expenses include salaries, commissions and expenses of sales and marketing personnel, travel and entertainment, and other selling and marketing costs.  Sales and marketing expenses were $2,112,285 for the year ended December 31, 2013, as compared to $2,604,783 for the same period in 2012. We incurred sales commissions to employees totaling approximately $140,000 in 2013 compared to $490,000 in 2012. The reduction is due to the fact that we initiated more new recurring revenue contracts in 2012 than in 2013. In 2013 we terminated a joint marketing agreement with a channel partner thus reducing marketing expense by approximately $150,000 compared to 2012.

General and Administrative

General and administrative expenses, which include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, and other administrative costs, increased by $131,062 to $3,785,778 for the year ended December 31, 2013.  Salary expense increased approximately $230,000 in 2013 and was primarily due to additional office staff needed to handle the increase in transaction volume.  Professional fees in 2013 decreased approximately $230,000 due to reduced spending on investor relations services and lower expenses related to legal and accounting services. Stock compensation increased approximately $90,000 in 2013 due to the cost of performance-based warrants granted to some of our executives.

Other Income (Expense)

Interest expense for the year ended December 31, 2013 was $436,476, compared to $465,131 for the same period in 2012. The reduction is due to the reduction in the average borrowings on the bank line of credit and the conversion of $100,000 of debt to equity in 2013.

We had a convertible debt offering which contained a beneficial exchange feature from July 2011 to July 2012. As a result, there was a change in fair value of derivative liabilities charge of $279,000 in 2012. This 2012 charge was reflective of the increase in the market value of the underlying stock from the beginning of 2012 to the end of the beneficial exchange feature in July 2012.

Other income in 2013 of $80,000 was the proceeds from a contract settlement with a former customer. We had no such activity in 2012.

Income Tax Expense

Income tax expense for the year ended December 31, 2013 was $78,419 and was $7,440 for the year ended December 31, 2012. The increase in 2013 is due to taxes for profitable operations this year. The charge in 2012 is primarily for minimum payments and charges for state income taxes in apportioned states that disallow consolidated tax return filings.

Liquidity and Capital Resources

At December 31, 2013, our cash and cash equivalents were $4,668,624 and our working capital was $253,807.  Our principal cash requirements were for operating expenses, including equipment, supplies, employee costs, and capital expenditures and funding of the operations.  Our primary sources of cash were from service and equipment sale revenues and commercial line of credit borrowings.

During the year ended December 31, 2013, cash provided by operating activities was $2,578,804 as compared to cash used for operating activities of $29,601 for the same period in 2012.  The difference in cash from operating activities in 2012 was primarily due to the costs incurred to implement our new recurring revenue contracts and more aggressive sales and marketing efforts to obtain new clients.

We expect to continue to establish recurring revenue contracts to new customers throughout 2014.  Since we expect higher cost of revenues at the start of our engagement with most new customers, we may seek additional financing, which may include debt and/or equity financing or funding through third party agreements. In May 2012 we entered into an asset based line of credit agreement with a financial institution. This facility provides for borrowings up to $2,000,000 not to exceed 80% of eligible receivables.  We may seek additional financing, however there can be no assurance that additional financing will be available on acceptable terms, if at all.  Any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants.  Management believes that cash generated from debt and/or equity financing arrangements along with funds from operations will be sufficient to sustain our business operations over the next twelve months. It is our expectation that near the maturity date in July 2014, some of the $1,700,000 convertible debt will be converted to common stock and the remainder will be paid to the lenders. Management believes that cash flows from operations together with cash reserves and our bank line of credit availability will allow us to complete these transactions without disrupting operations.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist primarily of conventional operating leases and purchase and other commitments arising in the normal course of business, as further discussed below under the section “Contractual Obligations, Contingent Liabilities and Commitments.”  As of December 31, 2013, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Related Party Transactions

On August 10, 2009, we entered into a consulting agreement with John D. Pace, Chairman of the Board, to provide support to us in the capacity of Chief Strategy Officer. The agreement provided for payment to Mr. Pace of $6,500 per month as compensation for his services through December 31, 2012. On November 1, 2012, we entered into another consulting agreement with Mr. Pace which set the monthly compensation in 2013 at $4,000. During each of the fiscal years ended December 31, 2012 and 2013, we paid Mr. Pace $78,000 and $48,000, respectively for these consulting services.

Contractual Obligations, Contingent Liabilities and Commitments

As of December 31, 2013, expected future cash payments, including interest portion, related to contractual obligations, contingent liabilities, and commitments were as follows:

	Payments Due by Period
	Total	Within 1 year	Year 2-3	Year 4-5	More than 5 years
Convertible notes payable	$1,813,333	$1,813,333	$-	$-	$-
Capital leases	128,365	76,370	50,817	1,178	-
Operating leases	410,661	232,602	178,059	-	-
Total	$2,352,359	$2,122,305	$228,876	$1,178	$-

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this item are included in Part IV, Item 15 of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Management conducted an assessment of the effectiveness, as of December 31, 2013, of our internal control over financial reporting, based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on their assessment under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

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

The information with respect to our executive officers and directors appearing in our Definitive Proxy Statement to be filed with the SEC in connection with the 2014 Annual Meeting of Stockholders (“Proxy Statement”), is hereby incorporated by reference.

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

We have audited the accompanying consolidated balance sheets of Auxilio, Inc. (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2013.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Auxilio, Inc. as of December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ HASKELL & WHITE LLP

Irvine, California
March 31, 2014

AUXILIO, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$4,668,624	$2,190,972
Accounts receivable, net	3,856,791	4,693,660
Prepaid and other current assets	332,759	52,113
Supplies	967,354	1,059,730
Total current assets	9,825,528	7,996,475

Property and equipment, net	160,709	227,004
Deposits	34,413	36,288
Loan acquisition costs	51,162	159,036
Goodwill	1,517,017	1,517,017
Total assets	$11,588,829	$9,935,820

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$5,057,339	$5,579,720
Accrued compensation and benefits	1,556,513	1,558,539
Line of credit	400,000	528,486
Deferred revenue	868,186	902,542
Convertible notes payable, net of discount of $82,250 at December 31, 2013	1,617,750	-
Current portion of capital lease obligations	71,933	88,645
Total current liabilities	9,571,721	8,657,932

Long-term liabilities:
Convertible notes payable, net of discount of $223,250 at December 31, 2012	-	1,576,750
Capital lease obligations, less current portion	46,558	79,358
Total long-term liabilities	46,558	1,656,108

Commitments and contingencies

Stockholders’ equity (deficit):
Common stock, par value at $0.001, 33,333,333 shares authorized, 20,643,966 shares issued and outstanding at December 31, 2013 and 19,818,642 shares issued and outstanding at December 31, 2012	20,645	19,820
Additional paid-in capital	23,491,490	22,491,361
Accumulated deficit	(21,541,585)	(22,889,401)
Total stockholders’ equity (deficit)	1,970,550	(378,220)
Total liabilities and stockholders’ equity (deficit)	$11,588,829	$9,935,820

The accompanying notes are an integral part of these consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2013	2012
Net revenues	$42,974,978	$35,647,021
Cost of revenues	35,294,204	31,018,117
Gross profit	7,680,774	4,628,904
Operating expenses:
Sales and marketing	2,112,285	2,604,783
General and administrative expenses	3,785,778	3,654,716
Total operating expenses	5,898,063	6,259,499
Income (loss) from operations	1,782,711	(1,630,595)
Other income (expense):
Interest expense	(436,476)	(465,131)
Interest income	-	300
Other income	80,000	-
Change in fair value of derivative liabilities	-	(279,000)
Total other income (expense)	(356,476)	(743,831)

Income (loss) before provision for income taxes	1,426,235	(2,374,426)
Income tax expense	78,419	7,440
Net income (loss)	$1,347,816	$(2,381,866)

Net income (loss) per share:
Basic	$0.07	$(0.12)
Diluted	$0.06	$(0.12)

Number of weighted average shares outstanding:
Basic	20,259,776	19,589,978
Diluted	22,843,480	19,589,978

The accompanying notes are an integral part of these consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2013 AND 2012

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at January 1, 2012	19,449,783	$19,451	$20,894,653	$(20,507,535)	$406,569
Stock compensation expense for options and warrants granted to employees and consultants	-	-	391,605	-	391,605
Common stock granted for consulting services	100,000	100	104,900	-	105,000
Restricted stock granted for marketing services	218,859	219	348,826	-	349,045
Conversion of convertible note payable	50,000	50	49,950	-	50,000
Warrants issued for marketing services	-	-	25,787	-	25,787
Warrants issued as loan acquisition costs	-	-	35,640	-	35,640
Reclassification of derivative liabilities to equity	-	-	640,000	-	640,000
Net loss	-	-	-	(2,381,866)	(2,381,866)
Balance at December 31, 2012	19,818,642	$19,820	$22,491,361	$(22,889,401)	$(378,220)
Stock compensation expense for options and warrants granted to employees and consultants	-	-	576,195	-	576,195
Options and warrants exercised	396,570	396	133,880	-	134,276
Restricted stock granted for marketing services	328,754	329	190,154	-	190,483
Conversion of convertible note payable	100,000	100	99,900	-	100,000
Net income	-	-	-	1,347,816	1,347,816
Balance at December 31, 2013	20,643,966	$20,645	$23,491,490	$(21,541,585)	$1,970,550

The accompanying notes are an integral part of these consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012
Cash flows provided by operating activities:
Net income (loss)	$1,347,816	$(2,381,866)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	123,725	117,357
Stock compensation expense for options and warrants granted to employees and consultants	576,195	391,605
Fair value of restricted stock granted for marketing services	190,483	349,045
Fair value of warrants issued for marketing services	-	25,787
Fair value of common stock issued for consulting services	-	105,000
Change in fair value of derivative liabilities	-	279,000
Interest expense related to accretion of debt discount costs	141,000	141,000
Interest expense related to amortization of loan acquisition costs	107,874	128,044
Changes in operating assets and liabilities:
Accounts receivable	836,869	(2,660,922)
Prepaid and other current assets	(280,646)	22,864
Supplies	92,376	(407,856)
Deposits	1,875	(8,275)
Accounts payable and accrued expenses	(522,381)	2,822,050
Accrued compensation and benefits	(2,026)	526,791
Deferred revenue	(34,356)	520,775
Net cash provided by (used for) operating activities	2,578,804	(29,601)
Cash flows (used for) investing activities:
Purchases of property and equipment	(11,841)	(29,841)
Net cash (used for) investing activities	(11,841)	(29,841)
Cash flows (used for) provided by financing activities:
Net (repayments on) proceeds from line of credit agreement	(128,486)	528,486
Loan acquisition fees paid	-	(24,864)
Payments on capital leases	(95,101)	(85,323)
Proceeds from exercise of options and warrants	134,276	-
Net cash (used for) provided by financing activities	(89,311)	418,299
Net increase in cash and cash equivalents	2,477,652	358,857
Cash and cash equivalents, beginning of year	2,190,972	1,832,115
Cash and cash equivalents, end of year	$4,668,624	$2,190,972

The accompanying notes are an integral part of these consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year Ended December 31,
	2013	2012
Supplemental disclosure of cash flow information:
Interest paid	$187,602	$196,892
Income tax paid	$6,345	$3,590

Non-cash investing and financing activities:
Property and equipment acquired through capital leases	$45,589	$122,710
Conversion of convertible note payable	$100,000	$50,000
Warrants issued as loan acquisition costs	$-	$35,640
Reclassification of derivative liabilities to equity	$-	$640,000

The accompanying notes are an integral part of these consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

(1)           Basis of Presentation and Summary of Significant Accounting Policies

Business Activity

We are engaged in the business of providing fully-outsourced managed print services to the healthcare industry, working exclusively with hospitals throughout the United States.

Basis of Presentation

The accompanying consolidated financial statements were prepared in conformity with GAAP, and include the accounts of Auxilio and our wholly owned subsidiaries.  All intercompany balances and transactions were eliminated.

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

When we enter into arrangements that include multiple deliverables, they typically consist of the sale of Multi-Function Device (“MFD”) equipment and a support services contract which includes a reserve for replacement of printer and fax equipment. Pursuant to ASC Subtopic 605-25-25: “Revenue Recognition – Multiple-Element Arrangements – Recognition”(“ASC 605-25-25”), we account for each element within an arrangement with multiple deliverables as separate units of accounting. Revenue is allocated to each unit of accounting using the relative selling price method, which allocates revenue to each unit of accounting based on the fair value of both the delivered and undelivered items.

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

Accounts Receivable

We provide an allowance for doubtful accounts equal to the estimated uncollectible amounts. Our estimate is based on historical collection experience and a review of the current status of trade accounts receivable.  It is reasonably possible that our estimate of the allowance for doubtful accounts will change.  Management believes that no accounts receivable are uncollectible at December 31, 2013.

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

For purposes of testing the impairment of goodwill, we have one reporting unit. To test for impairment, first we perform a qualitative assessment. If we determine, based on qualitative factors, that the fair value of goodwill is more likely than not greater than the carrying amount, a quantitative calculation would not be needed. Our methodology for a quantitative assessment of testing for goodwill impairment consists of one, and possibly two steps In step one of the goodwill impairment test, management compares the carrying amount (including goodwill) of the entity-wide reporting unit and the fair value based on market capitalization. Our market capitalization is based on the closing price of our Common Stock as quoted on the OTCBB multiplied by our outstanding shares of Common Stock.  There was no impairment of goodwill as a result of the annual impairment tests completed during the fourth quarters of 2013 and 2012. Excluding goodwill, we have no intangible assets deemed to have indefinite lives. At December 31, 2013, our fair value, based on market capitalization, was approximately $30.6 million, exceeding our book value by approximately $28.6 million. The second step of the impairment test compares the implied fair value of the goodwill with the book value.

Long-Lived Assets

In accordance with FASB ASC Topic 350, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If there are indications of impairment, we use future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable.  In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value.  Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less the cost to sell. As of December 31, 2013, management determined there was no impairment of these assets.

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, line of credit and capital lease obligations approximate fair value due to the short-term nature of these financial instruments. The carrying amount of our host debt contract of our convertible debt approximates its fair value as we believe the credit market has not materially changed since the original borrowing date.

Stock-Based Compensation

We recognize stock-based compensation as an expense in accordance with ASC Topic 718 “Share-Based Payments” (“ASC 718”) and value the equity securities based on the fair value of the security on the date of grant.  Stock option awards are valued using the Black-Scholes option-pricing model.

For the years ended December 31, 2013 and 2012, stock-based compensation expense recognized in the statements of operations is as follows:

	Year Ended December 31,
	2013	2012
Cost of revenues	$149,010	$102,065
Sales and marketing	116,189	63,599
General and administrative expenses	310,996	225,941
Total stock based compensation expense	$576,195	$391,605

The weighted average estimated fair value of stock options granted during 2013 and 2012 was $0.39 and $0.55 per share, respectively.  These amounts were determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the expected life of the option.  The assumptions used in the Black-Scholes model were as follows for stock options granted in 2013 and 2012:

	2013	2012
Risk-free interest rate	0.11% to 0.16%	0.07% to 0.17%
Expected volatility of our Common Stock	61.40% to 63.00%	64.83% to 82.48%
Dividend yield	0%	0%
Expected life of options	3-5 years	3 years

The Black-Scholes option valuation model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable.  Because option valuation models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options.

Compensation cost associated with grants of restricted stock units are also measured at fair value. We evaluate the assumptions used to value restricted stock units on a quarterly basis. When factors change, including the market price of the stock, share-based compensation expense may differ significantly from what was recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned share-based compensation expense. As of December 31, 2013, we have not granted any restricted stock units under the 2011 Stock Incentive Plan.

Basic and Diluted Income (Loss) Per Share

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

As of December 31, 2013, potentially dilutive securities consisted of options and warrants to purchase 8,239,914 shares of our Common Stock at prices ranging from $0.30 to $2.15 per share and convertible notes that could convert into 1,700,000 shares of Common Stock. Of these potentially dilutive securities, 7,356,210 shares of Common Stock underlying such options, warrants and convertible notes are excluded from the computation of diluted earnings per share, as their effect would be anti-dilutive.

As of December 31, 2012, potentially dilutive securities consisted of options and warrants to purchase 8,179,637 shares of our Common Stock at prices ranging from $0.30 to $2.15 per share. Of these potentially dilutive securities, none of the shares of Common Stock underlying the options and warrants were included in the computation of diluted earnings per share, as their effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Year Ended December 31,
	2013	2012
Numerator:
Net income (loss)	$1,347,816	$(2,381,866)
Effects of dilutive securities:
Convertible notes payable	8,966	-
Income (loss) after effects of conversion of note payable	$1,356,782	$(2,381,866)

Denominator:
Denominator for basic calculation weighted averages	20,259,776	19,589,978

Dilutive Common Stock equivalents:
Convertible debt	1,700,000	-
Options and warrants	883,704	-
Denominator for diluted calculation weighted average	22,843,480	19,589,978

Net income (loss) per share:
Basic net income (loss) per share	$.07	$(.12)
Diluted net income (loss) per share	$.06	$(.12)

Segment Reporting

Based on our integration and management strategies, we operate in a single business segment.  For the years ended December 31, 2013 and 2012, all revenues were derived from domestic operations.

Subsequent Events

Management has evaluated events subsequent through the date of filing of this Annual Report on Form 10-K and determined there is no effect on the financial statements, nor any items that would require disclosure.

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB that we adopt as of the specified effective date.  Unless otherwise discussed in these financial statements and notes or in our Annual Report on Form 10-K for the year ended December 31, 2013, we believe the impact of any recently issued standards that are not yet effective are either not applicable to us at this time or will not have a material impact on our consolidated financial statements upon adoption.

(2)           Accounts Receivable

A summary of accounts receivable follows:

	As of December 31,
	2013	2012
Trade receivables	$4,572,656	$6,848,090
Unapplied advances and unbilled revenue	(715,865)	(2,154,430)
Allowance for doubtful accounts	-	-
	$3,856,791	$4,693,660

(3)           Property and Equipment

A summary property and equipment follows:

	As of December 31,
	2013	2012
Furniture and fixtures	$55,695	$55,695
Computers and office equipment	576,025	541,895
Fleet equipment	240,157	216,857
Leasehold improvements	3,838	3,838
	875,715	818,285
Less accumulated depreciation and amortization	(715,006)	(591,281)
	$160,709	$227,004

Depreciation and amortization expense for property, equipment, and improvements amounted to $123,725 and $117,357 for the years ended December 31, 2013 and 2012, respectively.

(4)           Line of Credit

On May 4, 2012, we entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Avidbank Corporate Finance, a Division of Avidbank (“Avidbank”).  The Loan and Security Agreement provides us with a revolving line-of-credit up to $2.0 million at an interest rate of prime plus 3.75%; provided, however, that at no time shall the rate be less than seven percent (7.0%) per annum. The amount available to us at any given time is the lesser of (a) $2.0 million, or (b) the amount available under our borrowing base (80% of our eligible accounts, minus (1) accrued client lease payables, and minus (2) accrued equipment pool liability).  While there are outstanding credit extensions, we must maintain a minimum balance of unrestricted cash and cash equivalents at Avidbank of at least $400,000, measured on a monthly basis, and our maximum quarterly consolidated adjusted EBITDA loss could not exceed:  (i) $1,000,000 for the quarter ended March 31, 2012, (ii) $250,000 for the quarter ending June 30, 2012, (iii) $500,000 for the quarter ending September 30, 2012, and (iv) adjusted EBITDA income of $100,000 for the quarter ending December 31, 2012.  We covenanted not to, among other things, (a) dispose of assets (other than in the ordinary course), (b) change our business, (c) change our CEO or CFO, (d) merge or consolidate with any other person, (e) acquire all or substantially all of the capital stock or property of another person, or (f) become liable for any indebtedness (other than permitted indebtedness, as set forth in the Loan and Security Agreement).  The foregoing description is qualified in its entirety by reference to the Loan and Security Agreement, which is found in our Form 8-K filed on May 9, 2012 as Exhibit 10.1.

In connection with our entry into the Loan and Security Agreement, we granted Avidbank (a) a general, first-priority security interest in all of our assets, equipment and inventory, and (b) a security interest in all of our intellectual property under an Intellectual Property Security Agreement.  Each holder of convertible promissory notes issued in a private offering in July 2011 agreed to subordinate its right of payment and security interest in and to our assets to Avidbank throughout the term of the Loan and Security Agreement.  As additional consideration for the Loan and Security Agreement, we issued Avidbank a 5-year warrant to purchase up to 72,098 shares of our common stock at an exercise price of $1.387 per share.. The foregoing descriptions are qualified in their entirety by reference to the respective agreements. These agreements are found in our Form 8-K filed on May 9, 2012 as Exhibits 10.2, 10.3 and 10.4, respectively.

On April 26, 2013, we amended the Loan and Security Agreement with Avidbank (the “Avidbank Amendment”). Under the Avidbank Amendment, the term of the revolving line-of-credit of up to $2.0 million extends through April 26, 2014, at an interest rate of prime plus 2.0% per annum.  As of December 31, 2013 the interest rate was 5.25%.  Minimum interest payable with respect to any calendar quarter shall be $5,000. The amount available to us at any given time is the lesser of (a) $2.0 million, or (b) the amount available under our borrowing base (80% of our eligible accounts, minus (1) accrued client lease payables, and minus (2) accrued equipment pool liability).  While there are outstanding credit extensions, we must maintain a minimum balance of unrestricted cash and cash equivalents at Avidbank of at least $400,000, measured on a monthly basis, our adjusted EBITDA shall be positive, as measured on a quarterly basis; provided however that our adjusted EBITDA may be an adjusted EBITDA loss of up to $200,000 for any single quarter so long as we achieve a positive adjusted EBITDA for the prior quarter and subsequent quarter. The foregoing description is qualified in its entirety by reference to the Avidbank Amendment, which is found as Exhibit 10.1 to our Form 10-Q filed with the SEC on May 15, 2013.

Interest charges associated with the Avidbank line of credit, including amortization of the discounts and loan acquisition costs totaled $50,664 and $78,722, respectively, for the years ended December 31, 2013 and 2012, respectively.

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

Interest charges associated with the convertible notes payable, including amortization of the discounts and loan acquisition costs totaled $371,084 and $375,551 for the years ended December 31, 2013 and 2012, respectively.

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

It is our expectation that near the maturity date in July 2014, some of the convertible debt will be converted to common stock and the remainder will be paid to the lenders.

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

The revaluation of these Warrants during the reporting period resulted in the recognition of a $92,000 charge for the year ended December 31, 2012, under the caption “Change in fair value of derivative liabilities.” The fair value of these Warrants as of the expiration of the Exchange Feature, July 29, 2012 was $218,000. On this date, this amount was reclassified as additional paid-in capital.

Fair Value Assumptions Used in Accounting for Derivative Warrant Liability

We determined that our derivative Warrant liability was a Level 3 fair value measurement.  The fair value as of July 29, 2012 (the extinguishment date) required the data inputs listed in the table below:

July 29, 2012
Exercise price	$1.50
Term (years)	3.75
Risk-free interest rate	0.65%
Estimated volatility	78%
Dividend rate	-0-
Stock price	$1.18

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

The revaluation of the Additional Investment Rights at each reporting period resulted in the recognition of a $187,000 charge for the year ended December 31, 2012, under the caption “Change in fair value of derivative liabilities.” The fair value of the Additional Investment Rights as of the expiration of the Exchange Feature, July 29, 2012, was $422,000. On this date, this amount was reclassified as additional paid-in capital.

Fair Value Assumptions Used in Accounting for Derivative Additional Investment Rights Liability

We have determined that our derivative additional investment rights liability to be a Level 3 fair value measurement.  The fair value as of July 29, 2012 (the extinguishment date) required the data inputs listed in the table below:

July 29, 2012
Conversion price (range)	$1.00-$2.00
Term (years)	2.00
Risk-free interest rate	0.34%
Estimated volatility	78%
Dividend rate	-0-
Stock price	$1.18

(7)           Warrants

Below is a summary of warrant activity during the years ended December 31, 2012 and 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2012	3,982,508	$1.40
Granted in 2012	72,098	$1.39
Exercised in 2012	-	$-
Cancelled in 2012	(1,600,000)	$1.50
Outstanding at December 31, 2012	2,454,606	$1.34	1.85	$228,983
Granted in 2013	1,500,000	$1.01
Exercised in 2013	(321,345)	$0.46
Cancelled in 2013	(649,696)	$1.87
Outstanding at December 31, 2013	2,983,565	$1.15	4.08	$998,372

Warrants exercisable at December 31, 2013	1,983,565	$1.23	4.08	$521,372

The following tables summarize information about warrants outstanding and exercisable at December 31, 2013:

Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining in Contractual Life in Years	Outstanding Warrants Weighted Average Exercise Price	Number of Warrants Exercisable	Exercisable Warrants Weighted Average Exercise Price
$0.30 to $0.75	141,667	2.36	$0.60	141,667	$0.60
$0.91 to $1.84	2,841,898	4.21	$1.18	1,841,898	$1.28
$0.30 to $2.00	2,983,565	4.08	$1.15	1,983,565	$1.23

On January 16, 2013, we granted to four executive employees, warrants to purchase a total of 1,500,000 shares of common stock with a strike price set at $1.01.The exercise price equals the fair value of our stock on the grant date.  Of these warrants, 150,000 vested immediately and 1,350,000 vest contingent upon the Company achieving certain performance targets for fiscal years 2013 through 2016 as follows:

Year Ended December 31,	Number of Shares
2013	450,000
2014	366,667
2015	366,667
2016	166,666

The fair value of the warrants that vest is determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.14%, (ii) estimated volatility of 62.94%; (iii) dividend yield of 0.0%; and (iv) expected life of the warrants of five years. The performance targets in 2013 were deemed achieved by the Board of Directors. We have recorded stock compensation for the150,000 initially vested shares and the 450,000 contingent shares totaling $315,176 for the year ended December 31, 2013.

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

On March 17, 2011, the Board approved the 2011 Stock Incentive Plan (the “2011 Plan”), and it became effective on May 12, 2011. The 2011 Plan authorizes the issuance of no more than 5,970,000 shares of our Common Stock and it provides for the granting of stock options, stock appreciation rights and restricted stock to our employees, members of the Board and service providers. As of December 31, 2013, there were 545,711 shares available for issuance under the 2011 Plan.

Additional information with respect to these Plans’ stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2012	5,367,053	$1.03
Granted in 2012	620,500	$1.11
Exercised in 2012	-	$-
Cancelled in 2012	(262,522)	$1.40
Outstanding at December 31, 2012	5,725,031	$1.02	5.65	$623,117
Granted in 2013	247,666	$0.95
Exercised in 2013	(75,225)	$0.59
Cancelled in 2013	(641,123)	$0.98
Outstanding at December 31, 2013	5,256,349	$1.03	5.20	$2,638,054

Options exercisable at December 31, 2013	4,439,423	$1.03	4.62	$2,036,611

The following table summarizes information about stock options outstanding and exercisable at December 31, 2013:

Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining in Contractual Life in Years	Outstanding Options Weighted Average Exercise Price	Number of Options Exercisable	Exercisable Options Weighted Average Exercise Price
$0.30 to $0.75	957,500	4.10	$0.58	958,167	$0.58
$0.75 to $0.90	1,221,332	5.06	$0.83	1,031,054	$0.84
$0.91 to $1.84	2,841,517	5.91	$1.18	2,214,202	$1.21
$1.85 to $2.00	206,000	1.35	$1.99	206,000	$1.99
$2.00 to $2.15	30,000	4.67	$2.15	30,000	$2.15
$0.30 to $2.15	5,256,349	5.20	$1.03	4,439,423	$1.03

Unamortized compensation expense associated with unvested options approximates $200,033 as of December 31, 2013. The weighted average period over which these costs are expected to be recognized is approximately 0.9 years.

(9)           Restricted Stock

On May 11, 2011, we amended (the “May 2011 Amendment”) the November 2008 joint marketing agreement with Sodexo (the “Sodexo Agreement”).  Pursuant to the Sodexo Agreement, as amended by the May 2011 Amendment, Sodexo provided additional sales and marketing resources and expanded the marketing effort directed towards existing or potential Sodexo hospital clients.  The term of the Sodexo Agreement was extended to December 31, 2014.  Upon signing the May 2011 Amendment, we granted 200,000 shares of restricted stock to Sodexo.  These shares were to vest as follows:  66,667 immediately, 66,667 on May 11, 2013 and 66,666 on May 11, 2014.  The immediately vested shares resulted in a charge to marketing expense of $54,667 in 2011.  The cost of the remaining shares were to be recognized over the vesting periods using the current market price of the stock at each periodic reporting date.  On April 18, 2012, we granted 23,437 shares to Sodexo as a result of a new sale.  These shares were to vest as follows:  7,812 on April 18, 2013, 7,812 on April 18, 2014 and 7,813 on April 18, 2015. On July 1, 2012, we granted another 31,765 shares to Sodexo as a result of another new sale.  These shares were to vest as follows:  10,588 on July 1, 2013, 10,588 on July 1, 2014 and 10,588 on July 1, 2015. The cost recognized for these shares totaled $106,413 for the year ended December 31 2012.

In October 2012 we again amended the Sodexo Agreement and eliminated the additional sales and marketing resources that we added under the May 2011 Amendment (such amendment referred to herein as the “October 2012 Amendment”).  Under the new terms we would no longer pay the annual marketing fee, but continue to pay to Sodexo a quarterly commission based on actual revenues received by us from certain existing customers and any new customers Sodexo had brought to us and had signed an agreement for services by August 3, 2013. These commissions totaled $ 82,087 and $16,358 for the years ended December 31, 2013, and 2012, respectively. Further, the October 2012 Amendment stipulated that we provide 133,333 shares of our common stock to Sodexo instead of paying cash of $97,087 due to Sodexo for unpaid marketing fees pursuant to the May 2011 Amendment. On January 7, 2013, we granted another 25,253 shares to Sodexo as a result of another new sale. These shares vested immediately.  On January 11, 2013 we terminated the Sodexo Agreement. This resulted in the immediate vesting of the remaining 265,179 shares of restricted stock. The cost recognized for all shares vesting totaled $190,484 for the year ended December 31, 2013.

Under the Sodexo Agreement, as amended by the May 2011 Amendment, Sodexo also receives a quarterly commission based on actual revenues derived from these new accounts over the initial term of the contract along with an annual marketing fee based on  total revenues received by us, excluding for certain existing accounts.  These fees totaled $158,793 for the year ended December 31, 2012.  There was no such cost in 2013.

In January 2011, we entered into an independent contractor services agreement with a sales channel partner to provide us marketing services.  In March 2012, this sales channel partner became fully vested in a grant of 85,526 shares of restricted stock provided for in the agreement.  The cost recognized for the 85,526 shares of restricted stock was $102,631.

(10)           Income Taxes

For the years ended December 31, 2013 and 2012, the components of income tax expense are as follows:

	Year Ended December 31
	2013	2012
Current provision:
Federal	$32,167	$-
State	46,252	7,440
	78,419	7,440
Deferred benefit:
Federal	-	-
State	-	-
	-	-
Income tax expense	$78,419	$7,440

Income tax provision amounted to $78,419 and $7,440 for the years ended December 31, 2013 and 2012, respectively (an effective rate of 5.5% for 2013 and (0.3%) for 2012).  A reconciliation of the provision for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

	Year Ended December 31
	2013	2012
Computed tax at federal statutory rate of 34%	$484,920	$(807,305)
State taxes, net of federal benefit	30,526	3,947
Non-deductible items	172,980	95,392
Other	24,896	1,460
Change in valuation allowance	(634,903)	713,946
	$78,419	$7,440

Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which is uncertain.  Accordingly, a valuation allowance, in an amount equal to the net deferred tax asset as of December 31, 2013 and 2012 has been established to reflect these uncertainties.  As of December 31, 2013 and 2012, the net deferred tax asset before valuation allowances is approximately $5,955,000 and $6,440,000, respectively, for federal income tax purposes, and $1,015,000 and $1,398,000, respectively for state income tax purposes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of our deferred tax assets and liabilities are as follows:

	Year Ended December 31
	2013	2012
Deferred tax assets:
Accrued salaries/vacation	$203,200	$232,600
Accrued equipment pool	80,300	54,100
State taxes	12,400	400
Stock options	809,200	768,900
Credits	98,300	-
Net operating loss carryforwards	6,034,900	7,121,300
Total deferred tax assets	7,238,300	8,177,300

Deferred tax liabilities:
Depreciation	14,300	21,000
Amortization of intangibles	4,700	4,700
Other	249,800	313,900
Total deferred tax liabilities	268,800	339,600

Net deferred assets before valuation allowance	6,969,500	7,837,700
Valuation allowance	(6,969,500)	(7,837,700)
Net deferred tax assets	$-	$-

At December 31, 2013, we have available unused net operating loss carryforwards of approximately $15,499,000 for federal and $8,540,000 for state that may be applied against future taxable income and that, if unused, expire beginning in 2014 through 2034.

Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code under section 382.  The annual limitation may result in the expiration of net operating loss carryforwards before utilization Our Federal and state net operating loss carryforwards will begin to expire in 2021 and 2014, respectively.

We evaluate our tax positions each reporting period to determine the uncertainty of such positions based upon one of the following conditions: (1) the tax position is not ‘‘more likely than not’’ to be sustained, (2) the tax position is ‘‘more likely than not’’ to be sustained, but for a lesser amount, or (3) the tax position is ‘‘more likely than not’’ to be sustained, but not in the financial period in which the tax position was originally taken. We have evaluated our tax positions for all jurisdictions and all years for which the statute of limitations remains open. We have determined that no additional liability for unrecognized tax benefits and interest was necessary

(11)           Retirement Plan

We sponsor a 401(k) plan (the “Plan”) for the benefit of employees who are at least 21 years of age. Our management determines, at its discretion, the annual and matching contribution. We elected not to contribute to the Plan for the years ended December 31, 2013 and 2012.

(12)           Commitments

Leases

We lease our Mission Viejo, California facility under a non-cancellable operating lease effective March 2010 that expires in September 2015. Rent expense for the years ended December 31, 2013 and 2012 totaled $196,165 and $229,381 respectively.  Future minimum lease payments under non-cancelable operating leases during subsequent years are as follows:

December 31,	Payments
2014	232,602
2015	178,059
2016	-
Total	$410,661

Employment Agreements

Effective January 1, 2012, we entered into an employment agreement with Joseph J. Flynn, our President and Chief Executive Officer (“CEO”) since 2009 (the “Flynn Agreement”). The Flynn Agreement provides that Mr. Flynn will continue his employment as our President and CEO. The Flynn Agreement has a term of two years, provides for an annual base salary of $269,087, and will automatically renew for subsequent twelve (12) month terms unless either party provides advance written notice to the other that such party does not wish to renew the agreement for a subsequent twelve (12) months.  Mr. Flynn also receives the customary employee benefits available to our employees. Mr. Flynn is also entitled to receive a bonus of up to $132,000 in 2013, the achievement of which is based on Company performance metrics. We may terminate Mr. Flynn’s employment under the Flynn Agreement without cause at any time on thirty (30) days advance written notice, at which time Mr. Flynn would receive severance pay for six (6) months and be fully vested in all options and warrants granted to date. The foregoing summary of the Flynn Agreement is qualified in its entirety by reference to the full text of the employment agreement, which was filed as Exhibit 10.2 to our 8-K filing on December 23, 2011.

Effective January 1, 2014, we entered into an employment agreement with Joseph J. Flynn (the “2014 Flynn Agreement”). The 2014 Flynn Agreement provides that Mr. Flynn will continue his employment as our President and CEO. The 2014 Flynn Agreement has a term of two years, provides for an annual base salary of $275,000, and will automatically renew for subsequent twelve (12) month terms unless either party provides advance written notice to the other that such party does not wish to renew the agreement for a subsequent twelve (12) months.  Mr. Flynn also receives the customary employee benefits available to our employees. Mr. Flynn is also entitled to receive a bonus of up to $150,000 per year, the achievement of which is based on Company performance metrics. Further, the 2014 Flynn Agreement revised the vesting schedule of warrants granted to Mr. Flynn in January 2013. The revision spreads the vesting date of the remaining 300,000 unvested shares from 150,000 on January 1, 2015 and 150,000 on January 1, 2016 to 100,000 on January 1, 2015, 100,000 on January 1, 2016 and 100,000 on January 1, 2017. These warrants will vest contingent with the achievement of certain financial performance metrics of the Company in calendar years 2014, 2015 and 2016.  We may terminate Mr. Flynn’s employment under the Flynn Agreement without cause at any time on thirty (30) days advance written notice, at which time Mr. Flynn would receive severance pay for twelve months and be fully vested in all options and warrants granted to date.

Effective January 1, 2012, we entered into an employment agreement with Paul T. Anthony, our Chief Financial Officer (“CFO”) since 2004 (the “Anthony Agreement”). The Anthony Agreement provides that Mr. Anthony will continue to serve as our Executive Vice President (“EVP”) and CFO. The Anthony Agreement has a term of two years, and provides for an annual base salary of $219,037. The Anthony Agreement will automatically renew for subsequent twelve (12) month terms unless either party provides advance written notice to the other that such party does not wish to renew the agreement for a subsequent twelve (12) months.  Mr. Anthony also receives the customary employee benefits available to our employees. Mr. Anthony is also entitled to receive a bonus of up to $96,000 in 2013, the achievement of which is based on Company performance metrics. We may terminate Mr. Anthony’s employment under the Anthony Agreement without cause at any time on thirty (30) days advance written notice, at which time Mr. Anthony would receive severance pay for six (6) months and be fully vested in all options and warrants granted to date.   The foregoing summary of the Anthony Agreement is qualified in its entirety by reference to the full text of the employment agreement, which was filed as Exhibit 10.1 to our 8-K filing on December 23, 2011.

Effective January 1, 2014, we entered into a new employment agreement with Mr. Anthony, (the “2014 Anthony Agreement”). The 2014 Anthony Agreement provides that Mr. Anthony will continue to serve as our Executive Vice President (“EVP”) and CFO. The 2014 Anthony Agreement has a term of two years, and provides for an annual base salary of $225,000. The 2014 Anthony Agreement will automatically renew for subsequent twelve (12) month terms unless either party provides advance written notice to the other that such party does not wish to renew the agreement for a subsequent twelve (12) months.  Mr. Anthony also receives the customary employee benefits available to our employees. Mr. Anthony is also entitled to receive a bonus of up to $108,000 per year, the achievement of which is based on Company performance metrics.  Further, the 2014 Anthony Agreement revised the vesting schedule of warrants granted to Mr. Anthony in January 2013. The revision spreads the vesting date of the remaining 200,000 unvested shares from 100,000 on January 1, 2015 and 100,000 on January 1, 2016 to 66,667 on January 1, 2015, 66,667 on January 1, 2016 and 66,666 on January 1, 2017. These warrants will vest contingent upon the achievement of certain financial performance metrics of the Company in calendar years 2014, 2015 and 2016.  We may terminate Mr. Anthony’s employment under the 2014 Anthony Agreement without cause at any time on thirty (30) days advance written notice, at which time Mr. Anthony would receive severance pay for twelve months and be fully vested in all options and warrants granted to date.

(13)           Concentrations

Cash Concentrations

At times, cash balances held in financial institutions are in excess of federally insured limits. Management performs periodic evaluations of the relative credit standing of financial institutions and limits the amount of risk by selecting financial institutions with a strong credit standing.

Major Customers

For the year ended December 31, 2013, there were four customers that each generated at least 10% of our revenues and these customers represented a total of 52% of revenues.  As of December 31, 2013, net accounts receivable due from these customers totaled approximately $1,500,000.

For the year ended December 31, 2012, there were four customers that each generated at least 10% of our revenues and these customers represented a total of 59% of revenues.  As of December 31, 2012, net accounts receivable due from these customers totaled approximately $2,300,000.

(14)           Related Party Transactions

On August 10, 2009, we entered into a consulting agreement with John D. Pace, Chairman of the Board, to provide support to us in the capacity of Chief Strategy Officer. The agreement provided for payment to Mr. Pace of $6,500 per month as compensation for his services through December 31, 2012. On November 1, 2012, we entered into another consulting agreement with Mr. Pace which set the monthly compensation in 2013 at $4,000. During each of the fiscal years ended December 31, 2012 and 2013, we paid Mr. Pace $78,000 and $48,000, respectively for these consulting services.

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
10.19
Loan and Security Agreement by and among Auxilio, Inc., Auxilio Solutions, Inc. and AvidBank Corporate Finance, a division of AvidBank, dated effective April 19, 2012, incorporated by reference to Exhibit 10.1 to our Form 8-K filed on May 9, 2012.

10.20
Intellectual Property Security Agreement by and among Auxilio, Inc., Auxilio Solutions, Inc. and AvidBank Corporate Finance, a division of AvidBank, dated effective April 19, 2012, incorporated by reference to Exhibit 10.2 to our Form 8-K filed on May 9, 2012.

10.21
Form of Subordination by and among AvidBank Corporate Finance, a division of AvidBank and certain individual creditors dated effective April 19, 2012, incorporated by reference to Exhibit 10.3 to our Form 8-K filed on May 9, 2012.

10.22	Warrant to Purchase Stock issued by Auxilio, Inc. to AvidBank Holdings, Inc. dated effective April 24, 2012, incorporated by reference to Exhibit 10.4 to our Form 8-K filed on May 9, 2012.
10.23	Warrant to Purchase Common Stock issued by Auxilio, Inc. to Joseph Flynn dated January 16, 2013, incorporated by reference to Exhibit 10.1 to our Form 8-K filed on January 22, 2013.
10.24	Warrant to Purchase Common Stock issued by Auxilio, Inc. to Paul Anthony dated January 16, 2013, incorporated by reference to Exhibit 10.1 to our Form 8-K filed on January 22, 2013..
10.25	Warrant to Purchase Common Stock issued by Auxilio, Inc. to Simon Vermooten dated January 16, 2013, incorporated by reference to Exhibit 10.1 to our Form 8-K filed on January 22, 2013..
14	Code of Ethics, incorporated by reference to Exhibit 14.1 to our Form 10-KSB filed on April 14, 2004.
16.1	Letter regarding change in certifying accountants, dated February 14, 2002, incorporated by reference to Exhibit 16 to our Form 8-K filed on February 15, 2002.
16.2	Letter regarding change in certifying accountants dated December 22, 2005, incorporated by reference to Exhibit 16.1 to our Form 8-K/A filed on January 24, 2006.
21.1	Subsidiaries.
23.1	Consent of Haskell & White LLP, Independent Registered Public Accounting Firm.
24	Power of Attorney (included on the Signature Page).
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of CEO and CFO pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

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

March 31, 2014

By:           /s/ Paul T. Anthony
Paul T. Anthony
Chief Financial Officer and
Principal Financial Officer

March 31, 2014

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Joseph J. Flynn Joseph J. Flynn	Chief Executive Officer (Principal Executive Officer and Director)	March 31, 2014
/s/ Paul T. Anthony Paul T. Anthony	Chief Financial Officer (Principal Financial Officer and Accounting Officer)	March 31, 2014
/s/ Edward Case Edward Case	Director	March 31, 2014
/s/ Michael Joyce Michael Joyce	Director	March 31, 2014
/s/ William Leonard William Leonard	Director	March 31, 2014
/s/ John D. Pace John D. Pace	Director (Non-executive Chairman of the Board)	March 31, 2014
/s/ Max Poll Max Poll	Director	March 31, 2014
/s/ Michael Vanderhoof Michael Vanderhoof	Director	March 31, 2014