Form 10-Q
period 2014-03-31
AUXILIO INC
filed 2014-05-14
CIK 1011432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 [X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined by Section 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares of the issuer's common stock, $0.001 par value, outstanding as of May 13, 2014 was 20,770,632.

AUXILIO, INC.
FORM 10-Q

 PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31, 2014	DECEMBER 31, 2013
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$4,752,319	$4,668,624
Accounts receivable, net	3,592,189	3,856,791
Supplies	1,039,388	967,354
Prepaid and other current assets	345,859	332,759
Total current assets	9,729,755	9,825,528

Property and equipment, net	151,222	160,709
Deposits	34,413	34,413
Loan acquisition costs	29,236	51,162
Goodwill	1,517,017	1,517,017
Total assets	$11,461,643	$11,588,829

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$5,231,390	$5,057,339
Accrued compensation and benefits	1,130,925	1,556,513
Line of credit	400,000	400,000
Deferred revenue	848,397	868,186
Convertible notes payable, net of discount of $47,000 and $82,250 at March 31, 2014 and December 31, 2013, respectively	1,553,000	1,617,750
Current portion of capital lease obligations	64,960	71,933
Total current liabilities	9,228,672	9,571,721

Long-term liabilities:
Capital lease obligations less current portion	32,692	46,558
Total long-term liabilities	32,692	46,558

Commitments and contingencies

Stockholders' equity:
Common stock, par value at $0.001, 33,333,333 shares authorized, 20,743,966 and 20,643,966 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	20,745	20,645
Additional paid-in capital	23,791,992	23,491,490
Accumulated deficit	(21,612,458)	(21,541,585)
Total stockholders' equity	2,200,279	1,970,550
Total liabilities and stockholders’ equity	$11,461,643	$11,588,829

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
Revenues	$10,244,574	$10,092,152
Cost of revenues	8,504,940	8,515,938
Gross profit	1,739,634	1,576,214
Operating expenses:
Sales and marketing	508,210	682,187
General and administrative expenses	1,201,874	992,479
Total operating expenses	1,710,084	1,674,666
Income (loss) from operations	29,550	(98,452)
Other income (expense):
Interest expense	(98,823)	(126,348)
Total other income (expense)	(98,823)	(126,348)
Loss before provision for income taxes	(69,273)	(224,800)
Income tax expense	1,600	5,500
Net loss	$(70,873)	$(230,300)

Net loss per share:
Basic	$(0.00)	$(0.01)
Diluted	$(0.01)	$(0.01)

Number of weighted average shares:
Basic	20,658,573	20,115,873
Diluted	22,258,573	20,115,873

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2014
(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2013	20,643,966	$20,645	$23,491,490	$(21,541,585)	$1,970,550
Stock compensation expense for options and warrants granted to employees and directors	-	-	200,602	-	200,602
Conversion of convertible note payable	100,000	100	99,900	-	100,000
Net loss	-	-	-	(70,873)	(70,873)
Balance at March 31, 2014	20,743,966	$20,745	$23,791,992	$(21,612,458)	$2,200,279

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(70,873)	$(230,300)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation	24,169	34,487
Stock compensation expense for warrants and options issued to employees and directors	200,602	196,516
Fair value of stock granted for marketing services	-	190,484
Interest expense related to accretion of debt discount costs	35,250	35,250
Interest expense related to amortization of loan acquisition costs	21,926	37,052
Changes in operating assets and liabilities:
Accounts receivable	264,602	697,236
Supplies	(72,034)	(197,928)
Prepaid and other current assets	(13,100)	(54,040)
Deposits	-	1,250
Accounts payable and accrued expenses	174,051	915,760
Accrued compensation and benefits	(425,588)	(603,921)
Deferred revenue	(19,789)	25,843
Net cash provided by operating activities	119,216	1,047,689
Cash flows from investing activities:
Purchases of property and equipment	(14,682)	-
Net cash used for investing activities	(14,682)	-
Cash flows from financing activities:
Net repayments on line of credit agreement	-	(528,486)
Payments on capital leases	(20,839)	(26,460)
Net proceeds from issuance of common stock through employee stock options	-	1,175
Net cash used for financing activities	(20,839)	(553,771)
Net increase in cash and cash equivalents	83,695	493,918
Cash and cash equivalents, beginning of period	4,668,624	2,190,972
Cash and cash equivalents, end of period	$4,752,319	$2,684,890

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
Supplemental disclosure of cash flow information:

Interest paid	$42,313	$54,045

Income taxes paid	$49,460	$5,655

Non-cash investing and financing activities:

Property and equipment acquired through capital leases	$-	$25,834

Conversion of note payable into common stock	$100,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(UNAUDITED)

1.           BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Auxilio, Inc. and its subsidiaries (the “Company”, “we”, “us” or “Auxilio”) have been prepared in accordance with generally accepted accounting principles of the United States of America (“GAAP”) for interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, these financial statements do not include all of the information and notes required by GAAP for complete financial statements.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the Securities and Exchange Commission (“SEC”) on March 31, 2014.

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

2.           RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

From time to time, new accounting pronouncements are issued that we adopt as of the specified effective date. Unless otherwise discussed in these financial statements and notes or in our financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2013, we believe the impact of any other recently issued standards that are not yet effective are either not applicable to us at this time or will not have a material impact on our consolidated financial statements upon adoption.

3.           OPTIONS AND WARRANTS

Below is a summary of Auxilio stock option and warrant activity during the three month period ended March 31, 2014:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2013	5,256,349	$1.03
Granted	200,000	1.25
Exercised	-	-
Cancelled	(11,538)	1.11
Outstanding at March 31, 2014	5,444,811	$1.04	5.14	$3,923,964
Exercisable at March 31, 2014	4,646,052	$1.03	4.53	$3,096,333

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2013	2,983,565	$1.15
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding at March 31, 2014	2,983,565	$1.15	4.19	$1,695,032
Exercisable at March 31, 2014	2,283,565	$1.20	4.19	$1,198,032

During the three months ended March 31, 2014, we granted a total of 200,000 options to an employee to purchase shares of our common stock at an exercise price of $1.25 per share. The exercise price equals the fair value of our stock on the grant date.  The fair value of the options was determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.07%; (ii) estimated volatility of 64.00%; (iii) dividend yield of 0.0%; and (iv) expected life of the options of three years. Of these options, 100,000 have graded vesting annually over three years starting February 2014.The other 100,000 vest contingent with the achievement of certain financial performance metrics of the Company for the year ended December 31, 2014, which would then begin a graded vesting over three years beginning in February 2015.

For the three months ended March 31, 2014 and 2013, stock-based compensation expense recognized in the statement of operations was as follows:

	2014	2013
Cost of revenues	$127,164	$70,969
Sales and marketing	15,075	54,706
General and administrative expenses	58,363	70,841
Total stock based compensation expense	$200,602	$196,516

4.           RESTRICTED STOCK

On May 11, 2011, we amended (the “May 2011 Amendment”) the November 2008 joint marketing agreement with Sodexo (the “Sodexo Agreement”).  Pursuant to the Sodexo Agreement, as amended by the May 2011 Amendment, Sodexo provided additional sales and marketing resources and expanded the marketing effort directed towards existing or potential Sodexo hospital clients.  The term of the Sodexo Agreement was extended to December 31, 2014.  Upon signing the May 2011 Amendment, we granted 200,000 shares of restricted stock to Sodexo.  These shares were to vest as follows:  66,667 immediately, 66,667 on May 11, 2013 and 66,666 on May 11, 2014. The cost of the remaining shares was to be recognized over the vesting periods using the current market price of the stock at each periodic reporting date.  On April 18, 2012, we granted 23,437 shares to Sodexo as a result of a new sale.  These shares were to vest as follows:  7,812 on April 18, 2013, 7,812 on April 18, 2014 and 7,813 on April 18, 2015. On July 1, 2012, we granted another 31,765 shares to Sodexo as a result of another new sale.  These shares were to vest as follows:  10,588 on July 1, 2013, 10,588 on July 1, 2014 and 10,588 on July 1, 2015.

In October 2012 we again amended the Sodexo Agreement and eliminated the additional sales and marketing resources that we added under the May 2011 Amendment (such amendment referred to herein as the “October 2012 Amendment”).  Under the new terms we would no longer pay the annual marketing fee, but continue to pay to Sodexo a quarterly commission based on actual revenues received by us from certain existing customers and any new customers Sodexo had brought to us and had signed an agreement for services by August 3, 2013. These commissions totaled $14,101 and $7,791 for the three months ended March 31, 2014 and 2013, respectively. On January 7, 2013, we granted another 25,253 shares to Sodexo as a result of another new sale. These shares vested immediately.

On January 11, 2013 we terminated the Sodexo Agreement. This resulted in the immediate vesting of the remaining 265,179 shares of restricted stock. The cost recognized for all shares vesting totaled $190,484 for the three months ended March 31, 2013.

5.           NET LOSS PER SHARE

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

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2014	2013
Numerator:
Net loss	$(70,873)	$(230,300)
Effects of dilutive securities:
Convertible notes payable	(42,524)	-
Loss after effects of conversion of note payable	$(113,397)	$(230,300)

Denominator:
Denominator for basic calculation weighted average shares	20,658,573	20,115,873

Dilutive common stock equivalents:
Convertible notes payable	1,600,000	-
Denominator for diluted calculation weighted average shares	22,258,573	20,115,873

Net loss per share:
Basic net loss per share	$(0.00)	$(0.01)
Diluted net loss per share	$(0.01)	$(0.01)

6.           ACCOUNTS RECEIVABLE

A summary of accounts receivable is as follows:

	March 31, 2014	December 31, 2013
Trade receivable	$4,269,403	$4,572,656
Unapplied advances and unbilled revenue	(677,214)	(715,865)
Allowance for doubtful accounts	-	-
Total accounts receivable	$3,592,189	$3,856,791

7.           LINE OF CREDIT

On May 4, 2012, we entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Avidbank Corporate Finance, a Division of Avidbank (“Avidbank”).  On April 26, 2013, we amended the Loan and Security Agreement with Avidbank (the “Avidbank Amendment”). Under the Avidbank Amendment, the term of the revolving line-of-credit of up to $2.0 million extends through April 26, 2014, at an interest rate of prime plus 2.0% per annum.  As of March 31, 2014 the interest rate was 5.25%.  Minimum interest payable with respect to any calendar quarter is $5,000. The amount available to us at any given time is the lesser of (a) $2.0 million, or (b) the amount available under our borrowing base (80% of our eligible accounts, minus (1) accrued client lease payables, and minus (2) accrued equipment pool liability).  While there are outstanding credit extensions, we must maintain a minimum balance of unrestricted cash and cash equivalents at Avidbank of at least $400,000, measured on a monthly basis, our adjusted EBITDA shall be positive, as measured on a quarterly basis; provided however that our adjusted EBITDA may be an adjusted EBITDA loss of up to $200,000 for any single quarter so long as we achieve a positive adjusted EBITDA for the prior quarter and subsequent quarter. The foregoing description is qualified in its entirety by reference to the Avidbank Amendment, which is found as Exhibit 10.1 to our Form 10-Q filed with the SEC on May 15, 2013. We believe we were in compliance with all of the Avidbank agreement covenants as of March 31, 2014 and December 31, 2013.

In connection with our entry into the Loan and Security Agreement, we granted Avidbank (a) a general, first-priority security interest in all of our assets, equipment and inventory, and (b) a security interest in all of our intellectual property under an Intellectual Property Security Agreement.  Each holder of convertible promissory notes issued in a private offering in July 2011 agreed to subordinate its right of payment and security interest in and to our assets to Avidbank throughout the term of the Loan and Security Agreement.  As additional consideration for the Loan and Security Agreement, we issued Avidbank a 5-year warrant to purchase up to 72,098 shares of our common stock at an exercise price of $1.387 per share.  The foregoing descriptions are qualified in their entirety by reference to the respective agreements.  These agreements are found in our Form 8-K filed on May 9, 2012 as Exhibits 10.1, 10.2, 10.3 and 10.4.

On April 25, 2014, we again amended the Loan and Security Agreement with Avidbank (the “Second Avidbank Amendment”). Under the Second Avidbank Amendment, the term of the revolving line-of-credit of up to $2.0 million extends through April 25, 2015, at an interest rate of prime plus 1.0% per annum.  There will no longer be a minimum interest payable with respect to any calendar quarter. The amount available to us at any given time is the lesser of (a) $2.0 million, or (b) the amount available under our borrowing base (80% of our eligible accounts, minus (1) accrued client lease payables, and minus (2) accrued equipment pool liability).  While there are outstanding credit extensions, our adjusted EBITDA may be an adjusted EBITDA loss of up to $200,000 for any single quarter so long as we achieve a positive adjusted EBITDA for the prior quarter and subsequent quarter. The foregoing description is qualified in its entirety by reference to the Second Amendment to the Loan and Security Agreement between Avidbank Corporate Finance and Auxilio, Inc. which is found as Exhibit 10.1 to this filing.

Interest charges associated with the Avidbank line of credit, including amortization of the discounts and loan acquisition costs totaled $5,250 and $29,126, respectively, for the three months ended March 31, 2014 and 2013, respectively.

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

Interest charges associated with the convertible notes payable, including amortization of the discounts and loan acquisition costs totaled $90,888 and $93,177 for the three months ended March 31, 2014 and 2013, respectively.

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

9.           EMPLOYMENT AGREEMENTS

Effective January 1, 2012, we entered into an employment agreement with Joseph J. Flynn, our President and Chief Executive Officer (“CEO”) since 2009 (the “Flynn Agreement”). The Flynn Agreement provided that Mr. Flynn would continue his employment as our President and CEO. The Flynn Agreement had a term of two years, provided for an annual base salary of $269,087, and contained an auto renewal provision.  Mr. Flynn also received the customary employee benefits available to our employees. Mr. Flynn is also received a bonus of $127,324 in 2013, the achievement of which was based on Company performance metrics. The foregoing summary of the Flynn Agreement is qualified in its entirety by reference to the full text of the employment agreement, which was filed as Exhibit 10.2 to our 8-K filing on December 23, 2011.

Effective January 1, 2014, we entered into a new employment agreement with Joseph J. Flynn (the “2014 Flynn Agreement”). The 2014 Flynn Agreement provides that Mr. Flynn will continue his employment as our President and CEO. The 2014 Flynn Agreement has a term of two years, provides for an annual base salary of $275,000, and will automatically renew for subsequent twelve (12) month terms unless either party provides advance written notice to the other that such party does not wish to renew the agreement for a subsequent twelve (12) months.  Mr. Flynn also receives the customary employee benefits available to our employees. Mr. Flynn is also entitled to receive a bonus of up to $150,000 per year, the achievement of which is based on Company performance metrics. Further, the 2014 Flynn Agreement revised the vesting schedule of warrants granted to Mr. Flynn in January 2013. The revision spreads the vesting date of the remaining 300,000 unvested shares from 150,000 on January 1, 2015 and 150,000 on January 1, 2016 to 100,000 on January 1, 2015, 100,000 on January 1, 2016 and 100,000 on January 1, 2017. These warrants will vest contingent with the achievement of certain financial performance metrics of the Company in calendar years 2014, 2015 and 2016.  We may terminate Mr. Flynn’s employment under the 2014 Flynn Agreement without cause at any time on thirty (30) days advance written notice, at which time Mr. Flynn would receive severance pay for twelve (12) months and be fully vested in all options and warrants granted to date. The foregoing summary of the 2014 Flynn Agreement is qualified in its entirety by reference to the full context of the employment agreement which is found as Exhibit 10.2 to this filing.

Effective January 1, 2012, we entered into an employment agreement with Paul T. Anthony, our Chief Financial Officer (“CFO”) since 2004 (the “Anthony Agreement”). The Anthony Agreement provided that Mr. Anthony would continue to serve as our Executive Vice President (“EVP”) and CFO. The Anthony Agreement had a term of two years, and provided for an annual base salary of $219,037and contained an auto renewal provision. Mr. Anthony also received the customary employee benefits available to our employees. Mr. Anthony is also received a bonus of $93,280 in 2013, the achievement of which was based on Company performance metrics.   The foregoing summary of the Anthony Agreement is qualified in its entirety by reference to the full text of the employment agreement, which was filed as Exhibit 10.1 to our 8-K filing on December 23, 2011.

Effective January 1, 2014, we entered into a new employment agreement with Mr. Anthony, (the “2014 Anthony Agreement”). The 2014 Anthony Agreement provides that Mr. Anthony will continue to serve as our Executive Vice President (“EVP”) and CFO. The 2014 Anthony Agreement has a term of two years, and provides for an annual base salary of $225,000. The 2014 Anthony Agreement will automatically renew for subsequent twelve (12) month terms unless either party provides advance written notice to the other that such party does not wish to renew the agreement for a subsequent twelve (12) months.  Mr. Anthony also receives the customary employee benefits available to our employees. Mr. Anthony is also entitled to receive a bonus of up to $108,000 per year, the achievement of which is based on Company performance metrics.  Further, the 2014 Anthony Agreement revised the vesting schedule of warrants granted to Mr. Anthony in January 2013. The revision spreads the vesting date of the remaining 200,000 unvested shares from 100,000 on January 1, 2015 and 100,000 on January 1, 2016 to 66,667 on January 1, 2015, 66,667 on January 1, 2016 and 66,666 on January 1, 2017. These warrants will vest contingent upon the achievement of certain financial performance metrics of the Company in calendar years 2014, 2015 and 2016.  We may terminate Mr. Anthony’s employment under the 2014 Anthony Agreement without cause at any time on thirty (30) days advance written notice, at which time Mr. Anthony would receive severance pay for twelve months and be fully vested in all options and warrants granted to date. . The foregoing summary of the 2014 Anthony Agreement is qualified in its entirety by to the full context of the employment agreement which is found as Exhibit 10.3 to this filing.

10.           CONCENTRATIONS

Cash Concentrations

At times, cash balances held in financial institutions are in excess of federally insured limits. Management performs periodic evaluations of the relative credit standing of financial institutions and limits the amount of risk by selecting financial institutions with a strong credit standing.

Major Customers

Our three largest customers accounted for approximately 43% of our revenues for the three months ended March 31, 2014 and our three largest customers accounted for approximately 54% of our revenues for the three months ended March 31, 2013.  Our largest customers had net accounts receivable totaling approximately $1,352,000 and $1,516,000 as of March 31, 2014 and December 31, 2013 respectively.

11.           SEGMENT REPORTING

Based on our integration and management strategies, we operate in a single business segment. For the periods presented, all revenues were derived from domestic operations.

12.           GOODWILL

We performed an impairment test of goodwill as of December 31, 2013, determining that its estimated fair value based on its market capitalization was greater than our carrying amount including goodwill. We did not perform step 2 since the fair value was greater than the carrying amount.

Although the Company has experienced a net loss for the three months ended March 31, 2014, the net cash provided by operating activities totaled $119,216.  No other triggering events were noted during the three months ended March 31, 2014, therefore management did not feel it was necessary to perform an interim impairment test.

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

Readers should carefully review the risk factors described below under the heading “Risk Factors”  and in other documents we file from time to time with the SEC, including our Form 10-K for the fiscal year ended December 31, 2013.  Our filings with the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those filings, pursuant to Sections 13(a) and 15(d) of the Exchange Act, are available free of charge at www.auxilioinc.com, when such reports are available via the EDGAR system maintained by the SEC at www.sec.gov.

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

● Revenue recognition and deferred revenue

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

● Accounts receivable valuation and related reserves

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

● New customer implementation costs

We ordinarily incur additional costs to implement our services for new customers.  These costs are comprised primarily of additional labor and support.  These costs are expensed as incurred, and have a negative impact on our statements of operations and cash flows during the implementation phase.

● Impairment of intangible assets

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

● Stock-based compensation

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

● Income taxes

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

Reference is made to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 31, 2014 for a discussion of our critical accounting policies.

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

Revenue

Revenue increased by $152,422 to $10,244,574 for the three months ended March 31, 2014, as compared to the same period in 2013.  Since the first quarter of 2013 we had a net increase of three recurring revenue contracts bringing us approximately $700,000 in additional revenue. Additionally we have a net expansion of service areas at several existing customers accounting for approximately $200,000 in additional service revenue. Equipment sales for the three months ended March 31, 2014 were approximately $400,000 as compared to approximately $1,200,000 for the same period in 2013. This reduction is due to the variance in equipment reaching the end of their initial lease term at our customers, thus not being ready for replacement.

Cost of Revenue

Cost of revenue consists of document imaging equipment, parts, supplies and salaries and expenses of field services personnel.  Cost of revenue was $8,504,940 for the three months ended March 31, 2014, as compared to $8,515,938 for the same period in 2013. While cost of revenue for the first quarter of 2014 is comparable to the same period in 2013, service and supply costs were approximately $400,000 more in 2014 and labor costs were approximately $200,000 more in 2014 due to the increase in recurring service contracts in comparison to the prior year. Offsetting this, equipment costs, which includes equipment provided under the recurring service contracts and equipment sold, was approximately $600,000 lower in 2014 due to the lower amount of equipment revenues during that period.

We have implemented services at three new customers in the last four months. We expect higher cost of revenues at the start of our engagement with most new customers. In addition to the costs associated with implementing our services, we absorb our new customers’ legacy contracts with third-party vendors. As we implement our programs, we strive to improve upon these legacy contracts and thus reduce costs over the term of the contract. Given the varying expiration dates of these vendor contracts and the amount of savings being specific to each arrangement, we cannot predict our anticipated profit margins as these legacy contracts approach renewal. We anticipate this trend to continue but anticipate an overall increase in cost revenues sold as a result of the expansion of our customer base.

Sales and Marketing

Sales and marketing expenses include salaries, commissions and expenses for sales and marketing personnel, travel and entertainment, and other selling and marketing costs.  Sales and marketing expenses were $508,210 for the three months ended March 31, 2014, as compared to $682,187 for the same period in 2013.  The variance is primarily a result of the termination of a channel partner agreement in 2013 which accelerated the vesting of equity instruments used in payment for marketing services.

General and Administrative

General and administrative expenses include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses and other administrative costs. General and administrative expenses increased by $209,395 to $1,201,874 for the three months ended March 31, 2014, as compared to $992,479 for the three months ended March 31, 2013.  General and administrative expenses increased as a result of severance compensation paid to a terminated employee and additional travel incurred for the purpose of promoting customer relations and new business development opportunities.

Other Income (Expense)

Interest expense for the three months ended March 31, 2014 was $98,823, compared to $126,348 for the same period in 2013. The decrease is a result of lower average amount borrowed in 2014 on the line of credit when compared to 2013. Also borrowings on the convertible notes payable in 2014 as a portion of the debt was converted to stock. Lastly, our borrowings on capital leases were lower in 2014 when compared to 2013.

Income Tax Expense

Income tax expense for each of the three months ended March 31, 2014 and March 31, 2013, was $1,600 and $5,500 respectively, which represents the respective provisions for state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2014, our cash and cash equivalents were $4,752,319 and our working capital was $501,083.  Our principal cash requirements are for operating expenses, including equipment, supplies, employee costs, and capital expenditures and funding of the operations. Our primary sources of cash are service and equipment sale revenues, the exercise of options and warrants and the sale of common stock.

During the three months ended March 31, 2014, our cash provided by operating activities amounted to $119,216, as compared to $1,047,689 provided by operating activities for the same period in 2013.  The decrease in cash provided by operating activities in 2014 is primarily due to the costs incurred to implement new recurring revenue contracts. The cash provided by operating activities in 2013 was primarily a result of improved margins being generated from our recurring revenue contracts at our legacy customers.

We expect to close additional recurring revenue contracts to new customers throughout 2014 but at a slower rate than during 2012 and 2013. Because we expect higher cost of revenues at the start of our engagement with most new customers, we have maintained an accounts receivable line of credit with a commercial bank. Management believes that cash available from the line of credit along with funds from operations will be sufficient to sustain our business operations over the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

Our off-balance sheet arrangements consist primarily of conventional operating leases, purchase commitments and other commitments arising in the normal course of business, as further discussed below under “Contractual Obligations and Contingent Liabilities and Commitments.” As of March 31, 2014, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

As of March 31, 2014, expected future cash payments related to contractual obligations and commercial commitments were as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Convertible notes	$1,676,378	$1,676,378	$-	$-	$-
Capital leases	108,245	72,119	36,126	-	-
Operating leases	352,996	234,086	118,910	-	-
Total	$2,137,619	$1,982,583	$155,036	$-	$-

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item 3.

ITEM 4.                      CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART –II - OTHER INFORMATION

ITEM 1A.                      RISK FACTORS.

As of the date of this filing, there have been no material changes to the Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on March 31, 2014 (the “2013 Form 10-K”).  The Risk Factors set forth in the 2013 Form 10-K should be read carefully in connection with evaluating our business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q.  Any of the risks described in the 2013 Form 10-K could materially adversely affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made.  These are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 6.                      EXHIBITS.

No.	Item
10.1	Second Amendment to the Loan and Security Agreement between Avidbank Corporate Finance and Auxilio, Inc., April 25, 2014
10.2	Employment Agreement effective as of January 1, 2014, by and between Auxilio, Inc. and Joseph J. Flynn
10.3	Employment Agreement effective as of January 1, 2014, by and between Auxilio, Inc. and Paul T. Anthony
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of the CEO and CFO pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 *.
101**	Interactive Data File

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

AUXILIO, INC.

Date: May 14, 2014	By:	/s/ Joseph J. Flynn
Joseph J. Flynn
Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2014		/s/ Paul T. Anthony
Paul T. Anthony Chief Financial Officer
(Principal Accounting Officer)