Form 10-Q
period 2014-06-30
AUXILIO INC
filed 2014-08-14
CIK 1011432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares of the issuer’s common stock, $0.001 par value, outstanding as of August 13, 2014 was 23,595,048.

AUXILIO, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION
ITEM 1.                      FINANCIAL STATEMENTS.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2014	DECEMBER 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,946,549	$4,668,624
Accounts receivable, net	4,496,662	3,856,791
Supplies	983,064	967,354
Prepaid and other current assets	293,543	332,759
Total current assets	10,719,818	9,825,528

Property and equipment, net	180,208	160,709
Deposits	34,413	34,413
Loan acquisition costs	7,309	51,162
Goodwill	1,517,017	1,517,017
Total assets	$12,458,765	$11,588,829

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$5,960,161	$5,057,339
Accrued compensation and benefits	1,452,074	1,556,513
Line of credit	200,000	400,000
Deferred revenue	835,931	868,186
Convertible notes payable, net of discount of $11,750 and $82,250 at June 30, 2014 and December 31, 2013, respectively	1,538,250	1,617,750
Current portion of capital lease obligations	71,258	71,933
Total current liabilities	10,057,674	9,571,721

Long-term liabilities:
Capital lease obligations less current portion	51,360	46,558
Total long-term liabilities	51,360	46,558

Commitments and contingencies

Stockholders’ (deficit) equity:
Common stock, par value at $0.001, 33,333,333 shares authorized, 21,114,642 and 20,643,966 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	21,116	20,645
Additional paid-in capital	23,954,331	23,491,490
Accumulated deficit	(21,625,716)	(21,541,585)
Total stockholders’ (deficit) equity	2,349,731	1,970,550
Total liabilities and stockholders’ equity	$12,458,765	$11,588,829

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
Revenues	$10,377,272	$9,801,029	$20,621,844	$19,893,182
Cost of revenues	8,658,202	8,157,963	17,163,142	16,673,902

Gross profit	1,719,070	1,643,066	3,458,702	3,219,280

Operating expenses:
Sales and marketing	582,503	504,168	1,090,714	1,174,063
General and administrative expenses	1,044,756	934,251	2,246,626	1,939,021

Total operating expenses	1,627,259	1,438,419	3,337,340	3,113,084

Income from operations	91,811	204,647	121,362	106,196

Other income (expense):
Interest expense	(105,070)	(107,154)	(203,893)	(233,503)

Total other income (expense)	(105,070)	(107,154)	(203,893)	(233,503)

Income (loss) before provision for income taxes	(13,259)	97,493	(82,531)	(127,307)

Income tax expense	-	-	(1,600)	(5,500)

Net income (loss)	$(13,259)	$97,493	$(84,131)	$(132,807)

Net income (loss) per share:
Basic	$(.00)	$.00	$(.00)	$(.01)
Diluted	$(.00)	$.00	$(.00)	$(.01)

Number of weighted average shares:
Basic	20,877,949	20,176,242	20,768,735	20,146,271
Diluted	20,877,949	20,987,647	20,768,735	20,146,271

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2014
(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2013	20,643,966	$20,645	$23,491,490	$(21,541,585)	$1,970,550
Stock compensation expense for options and warrants granted to employees and directors	-	-	253,312	-	253,312
Stock options exercised	198,176	198	59,802	-	60,000
Warrants exercised	122,500	123	(123)		-
Conversion of convertible note payable	150,000	150	149,850	-	150,000
Net loss	-	-	-	(84,131)	(84,131)
Balance at June 30 2014	21,114,642	$21,116	$23,954,331	$(21,625,716)	$2,349,731

  The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(84,131)	$(132,807)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation	48,706	69,032
Stock compensation expense for warrants and options issued to employees and directors	253,312	315,662
Fair value of restricted stock granted for marketing services	-	190,484
Interest expense related to accretion of debt discount costs	70,500	70,500
Interest expense related to amortization of loan acquisition costs	43,853	64,020
Changes in operating assets and liabilities:
Accounts receivable	(639,871)	(220,683)
Supplies	(15,710)	(157,609)
Prepaid and other current assets	39,216	(210,438)
Deposits	-	1,250
Accounts payable and accrued expenses	902,822	126,400
Accrued compensation and benefits	(104,439)	(205,775)
Deferred revenue	(32,255)	20,331
Net cash provided by (used for) operating activities	482,003	(69,633)
Cash flows from investing activities:
Purchases of property and equipment	(25,466)	(10,278)
Net cash used for investing activities	(25,466)	(10,278)
Cash flows from financing activities:
Net repayments on line of credit agreement	(200,000)	(28,486)
Net proceeds from issuance of common stock through employee stock options	60,000	1,175
Payments on capital leases	(38,612)	(53,624)
Net cash used for financing activities	(178,612)	(80,935)
Net increase (decrease) in cash and cash equivalents	277,925	(160,846)
Cash and cash equivalents, beginning of period	4,668,624	2,190,972
Cash and cash equivalents, end of period	$4,946,549	$2,030,126

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (CONTINUED)
(UNAUDITED)

	Six months ended June 30,
	2014	2013
Supplemental disclosure of cash flow information:
Interest paid	$89,472	$98,981
Income taxes paid	$56,460	$5,655
Non-cash investing and financing activities:
Property and equipment acquired through capital leases	$42,739	$34,109
Conversion of convertible note payable	$150,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2014 AND 2013
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

2.           RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On May 28, 2014, the FASB issued ASU 2014-09 regarding ASC Topic 606, Revenue from Contracts with Customers. The standard provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance will be effective for our fiscal year 2017, subject to the issuance of guidance from the SEC. Early adoption is not permitted. We are evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact it will have upon adoption.

3.           OPTIONS AND WARRANTS
Below is a summary of Auxilio stock option and warrant activity during the six month period ended June 30, 2014:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2013	5,256,349	$1.03
Granted	200,000	1.25
Exercised	(198,176)	0.95
Cancelled	(380,784)	1.03
Outstanding at June 30, 2014	4,877,389	$1.04	5.09	$1,743,243
Exercisable at June 30, 2014	4,227,765	$1.04	4.57	$1,411,053

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2013	2,983,565	$1.15
Granted	-	-
Exercised	(122,500)	1.01
Cancelled	(252,500)	1.01
Outstanding at June 30, 2014	2,608,565	$1.17	3.03	$580,417
Exercisable at June 30, 2014	1,908,565	$1.23	3.03	$356,417

During the six months ended June 30, 2014, we granted a total of 200,000 options to our employees and directors to purchase shares of our common stock at an exercise price of $1.25 per share. The exercise price equals the fair value of our stock on the grant date.  The options have graded vesting annually over three years starting February 2014.  The fair value of the options was determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.07%; (ii) estimated volatility of 64.00%; (iii) dividend yield of 0.0%; and (iv) expected life of the options of three years.

For the three and six months ended June 30, 2014 and 2013, stock-based compensation expense recognized in the statements of operations as follows:

	Three Months Ended June 30,		Six months Ended June 30,
	2014	2013	2014	2013
Cost of revenues	$2,815	$26,842	$129,979	$97,811
Sales and marketing	8,337	18,978	23,412	73,684
General and administrative expense	41,558	73,329	99,921	144,167
Total stock based compensation expense	$52,710	$119,149	$253,312	$315,662

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

The Sodexo Agreement was further amended in October 2012 (such amendment referred to herein as the “October 2012 Amendment”) in which we eliminated the additional sales and marketing resources that we added under the May 2011 Amendment.  Under these terms we no longer paid the annual marketing fee, but continued to pay to Sodexo a quarterly commission based on actual revenues received by us from certain existing customers and any new customers Sodexo brought to us who signed an agreement for services by August 3, 2013. For the six months ended June 30, 2014 and 2013 these commissions totaled $22,597 and $20,342, respectively.

On January 11, 2013 we terminated the Sodexo Agreement. This resulted in the immediate vesting of 265,179 shares of restricted stock. The cost recognized for these shares totaled $165,181 for the six months ended June 30, 2013, and is included in sales and marketing expense in the accompanying Condensed Consolidated Statement of Operations.

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

For the three and six months ended June 30, 2014, potentially dilutive securities consist of options and warrants to purchase 7,488,954 shares of common stock at prices ranging from $0.30 to $2.15 per share, and convertible notes that could convert into 1,550,000 shares of common stock. For the three months and six months ended June 30, 2014, of these potentially dilutive securities, all of the shares to purchase commons stock from the options and warrants and the convertible notes are excluded from the computation of diluted earnings per share as their effect would be anti-dilutive.

For the three months ended June 30, 2013, potentially dilutive securities consist of options and warrants to purchase 9,377,460 shares of common stock at prices ranging from $0.30 to $2.15 per share and secured convertible notes that could convert into 1,800,000 shares of common stock. 8,566,415 of the options and warrants outstanding and the convertible notes have been excluded in the computation of diluted earnings per share as their effect would be anti-dilutive.

For the six months ended June 30, 2013, potentially dilutive securities consist of options and warrants to purchase 9,377,460 shares of common stock at prices ranging from $0.30 to $2.15 per share and secured convertible notes that could convert into 1,800,000 shares of common stock. All of the options and warrants outstanding and the convertible notes have been excluded in the computation of diluted earnings per share due as their effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Net income (loss)	$(13,259)	$97,493	$(84,131)	$(132,807)
Effects of dilutive securities:
Convertible notes payable	-	-	-	-
Income (loss) after effects of conversion of notes payable	$(13,259)	$97,493	$(84,131)	$(132,807)
Denominator:
Denominator for basic calculation weighted average shares	20,877,949	20,176,242	20,768,735	20,146,271
Dilutive common stock equivalents:
Secured convertible notes	-	-	-	-
Options and warrants	-	811,405	-	-
Denominator for diluted calculation weighted average shares	20,877,949	20,987,647	20,768,735	20,146,271

Net income (loss) per share:
Basic net income (loss) per share	$(.00)	$.00	$(.00)	$(.01)
Diluted net income (loss) per share	$(.00)	$.00	$(.00)	$(.01)

6.           ACCOUNTS RECEIVABLE

A summary of accounts receivable is as follows:

	June 30, 2014	December 31, 2013
Trade receivable	$5,252,796	$4,572,656
Unapplied advances and unbilled revenue	(756,134)	(715,865)
Allowance for doubtful accounts	-	-
Total accounts receivable	$4,496,662	$3,856,791

7.           LINE OF CREDIT

On May 4, 2012, we entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Avidbank Corporate Finance, a Division of Avidbank (“Avidbank”).  On April 26, 2013, we amended the Loan and Security Agreement with Avidbank (the “Avidbank Amendment”). On April 25, 2014, we again amended the Loan and Security Agreement with Avidbank (the “Second Avidbank Amendment”). Under the Second Avidbank Amendment, the term of the revolving line-of-credit of up to $2.0 million extends through April 25, 2015, at an interest rate of prime plus 1.0% per annum.  As of June 30, 2014 the interest rate was 4.25%.  There will be no minimum interest payable with respect to any calendar quarter. The amount available to us at any given time is the lesser of (a) $2.0 million, or (b) the amount available under our borrowing base (80% of our eligible accounts, minus (1) accrued client lease payables, and minus (2) accrued equipment pool liability).  While there are outstanding credit extensions, our adjusted EBITDA may be an adjusted EBITDA loss of up to $200,000 for any single quarter so long as we achieve a positive adjusted EBITDA for the prior quarter and subsequent quarter. The foregoing description is qualified in its entirety by reference to the Second Amendment to the Loan and Security Agreement between Avidbank Corporate Finance and Auxilio, Inc. which is found as Exhibit 10.1 to Form 10-Q for the three months ended March 31, 2014, as filed with the Securities and Exchange Commission (“SEC”) on May 14, 2014. We believe we were in compliance with all of the Avidbank agreement covenants as of June 30, 2014 and December 31, 2013.

In connection with our entry into the Loan and Security Agreement, as amended, we granted Avidbank (a) a general, first-priority security interest in all of our assets, equipment and inventory, and (b) a security interest in all of our intellectual property under an Intellectual Property Security Agreement.  Each holder of convertible promissory notes issued in a private offering in July 2011 agreed to subordinate its right of payment and security interest in and to our assets to Avidbank throughout the term of the Loan and Security Agreement.  As additional consideration for the Loan and Security Agreement, we issued Avidbank a 5-year warrant to purchase up to 72,098 shares of our common stock at an exercise price of $1.387 per share.  The foregoing descriptions are qualified in their entirety by reference to the respective agreements.  These agreements are found in our Form 8-K filed on May 9, 2012 as Exhibits 10.1, 10.2, 10.3 and 10.4.

Interest charges associated with the Avidbank line of credit, including amortization of the discounts and loan acquisition costs totaled $13,182 and $9,824, respectively, for the three months ended June 30, 2014 and 2013, respectively, and $18,432 and 38,953, respectively, for the six months ended June 30, 2014 and 2013.

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

Interest charges associated with the convertible notes payable, including amortization of the discounts and loan acquisition costs totaled $180,064 and $186,353 for the six months ended June 30, 2014 and 2013, respectively.

We also paid Cambria Capital, LLC a placement fee of $149,850 in sales commissions, reimbursement for costs associated with the placement of the Units and to issue a warrant to purchase up to 199,800 shares of common stock exercisable at a price of $1.50 per share.  Cambria Capital, LLC is an affiliate of Michael Vanderhoof, a member of the Board. The engagement of Cambria Capital, LLC, the payment of the placement fee and the issuance of the warrant to Cambria Capital, LLC were approved by a majority of the disinterested members of the Board. We additionally granted piggyback registration rights to Cambria Capital, LLC that are the same as those afforded to the investors in the offering.

The holders of the Notes elected to convert all of the principal into 1,850,000 shares of common stock during the term of the agreement with 1,550,000 shares being converted in July, 2014. The warrants remain outstanding until their exercise or expiration.

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

Effective January 1, 2014, we entered into a new employment agreement with Joseph J. Flynn (the “2014 Flynn Agreement”). The 2014 Flynn Agreement provides that Mr. Flynn will continue his employment as our President and CEO. The 2014 Flynn Agreement has a term of two years, provides for an annual base salary of $275,000, and will automatically renew for subsequent twelve (12) month terms unless either party provides advance written notice to the other that such party does not wish to renew the agreement for a subsequent twelve (12) months.  Mr. Flynn also receives the customary employee benefits available to our employees. Mr. Flynn is also entitled to receive a bonus of up to $150,000 per year, the achievement of which is based on Company performance metrics. Further, the 2014 Flynn Agreement revised the vesting schedule of warrants granted to Mr. Flynn in January 2013. The revision spreads the vesting date of the remaining 300,000 unvested shares from 150,000 on January 1, 2015 and 150,000 on January 1, 2016 to 100,000 on January 1, 2015, 100,000 on January 1, 2016 and 100,000 on January 1, 2017. These warrants will vest contingent with the achievement of certain financial performance metrics of the Company in calendar years 2014, 2015 and 2016.  We may terminate Mr. Flynn’s employment under the 2014 Flynn Agreement without cause at any time on thirty (30) days advance written notice, at which time Mr. Flynn would receive severance pay for twelve (12) months and be fully vested in all options and warrants granted to date. The foregoing summary of the 2014 Flynn Agreement is qualified in its entirety by reference to the full context of the employment agreement which is found as Exhibit 10.2 to our 10-Q filing on May 14, 2014.

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

Effective January 1, 2014, we entered into a new employment agreement with Mr. Anthony, (the “2014 Anthony Agreement”). The 2014 Anthony Agreement provides that Mr. Anthony will continue to serve as our Executive Vice President (“EVP”) and CFO. The 2014 Anthony Agreement has a term of two years, and provides for an annual base salary of $225,000. The 2014 Anthony Agreement will automatically renew for subsequent twelve (12) month terms unless either party provides advance written notice to the other that such party does not wish to renew the agreement for a subsequent twelve (12) months.  Mr. Anthony also receives the customary employee benefits available to our employees. Mr. Anthony is also entitled to receive a bonus of up to $108,000 per year, the achievement of which is based on Company performance metrics.  Further, the 2014 Anthony Agreement revised the vesting schedule of warrants granted to Mr. Anthony in January 2013. The revision spreads the vesting date of the remaining 200,000 unvested shares from 100,000 on January 1, 2015 and 100,000 on January 1, 2016 to 66,667 on January 1, 2015, 66,667 on January 1, 2016 and 66,666 on January 1, 2017. These warrants will vest contingent upon the achievement of certain financial performance metrics of the Company in calendar years 2014, 2015 and 2016.  We may terminate Mr. Anthony’s employment under the 2014 Anthony Agreement without cause at any time on thirty (30) days advance written notice, at which time Mr. Anthony would receive severance pay for twelve months and be fully vested in all options and warrants granted to date. The foregoing summary of the 2014 Anthony Agreement is qualified in its entirety by to the full context of the employment agreement which is found as Exhibit 10.3 to our 10-Q filing on May 14, 2014.

10.           CONCENTRATIONS

Cash Concentrations

At times, cash balances held in financial institutions are in excess of federally insured limits.  Management performs periodic evaluations of the relative credit standing of financial institutions and limits the amount of risk by selecting financial institutions with a strong credit standing.

Major Customers

Our three largest customers accounted for approximately 41% of our revenues for the six months ended June 30, 2014 and our three largest customers accounted for approximately 42% of our revenues for the six months ended June 30, 2013. Our largest customers had net accounts receivable totaling approximately $1,400,000 and $1,516,000 as of June 30, 2014 and December 31, 2013 respectively.

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

Although the Company has experienced a net loss for the six months ended June 30, 2014, the net cash provided by operating activities totaled $482,003.  No other triggering events were noted during the six months ended June 30, 2014, therefore management did not feel it was necessary to perform an interim impairment test.

13.           SUBSEQUENT EVENTS

Stock Purchase Agreement – Delphiis, Inc.; Issuance of Unregistered Securities

As previously disclosed in our Current Report on Form 8-K, filed with the Commission, on July 7, 2014, we entered into a Stock Purchase Agreement (the “Agreement”) with Delphiis, Inc., a California corporation (“Delphiis”), certain stockholders of Delphiis (the “Stockholders”), and Mike Gentile, as seller representative (“Gentile”).  By agreement of the parties, the effective date of the Agreement was July 1, 2014.

Pursuant to the Agreement, we acquired 100% of the issued and outstanding shares of common stock (the “Shares”) of Delphiis from the Stockholders.  The purchase price paid for the Shares consisted of three components: the Securities Consideration, the Cash Consideration, and the Debt Assumption.

-
The Securities Consideration consisted of 930,406 shares of our common stock, which was the number of shares having an aggregate value of $1,250,000, with the price per share equal to the average of the closing price of our common stock on the OTC Markets for the 20 most recent trading days prior to the closing date, rounded up to the nearest whole number of shares.

-
The Cash Consideration was equal to $1,000,000 minus any Transaction Payments (defined as certain expenses of the Stockholders and certain expenses of Delphiis) to the extent such Transaction Payments in the aggregate exceeded $12,000.

-
The Debt Assumption was equal to $463,722.96 which was owed by Delphiis to Gentile and two other parties.  By way of background, of such amount, $363,722.96 is represented by certain amended and restated promissory notes (the “Notes”) dated of even date with the Agreement, which bear interest at the rate of 4% per annum, and pursuant to which Delphiis was to make quarterly interest-only payments on the total principal amount outstanding at the end of each calendar quarter.  The Notes have a maturity date which is 24 months from the date of the Agreement and contain no prepayment penalty.  Pursuant to the terms of the Notes, Delphiis will pay (i) fifty percent (50%) of the outstanding amount due under such Notes at such time as Delphiis achieves $1,500,000 of bookings measured from the date of the Agreement, and (ii) the remaining fifty percent (50%) will be paid at such time as Delphiis achieves $4,000,000 of bookings measured from the date of the Agreement, all as set forth in the Notes.  Delphiis also agreed to pay the remaining $100,000 to Gentile and the other noteholders upon Delphiis’s collection of $100,000 from accounts receivable outstanding as of June 30, 2014.  Pursuant to the Agreement, Auxilio, as the sole owner of Delphiis, agreed to assume the obligations of Delphiis and to make the payments pursuant to the terms of the Notes.

Escrow Agreement

In connection with the Agreement, we entered into an escrow agreement with the Stockholders and Colonial Stock Transfer (the “Escrow Agent”), pursuant to which we deposited $100,000 of the Cash Consideration into an escrow to be held by the Escrow Agent to cover any indemnification claims made pursuant to the Agreement.  If no indemnification claims have been made prior to July 7, 2015, the Escrow Agent will release the escrowed funds to the Stockholders.

Gentile Employment Agreement

In connection with the Agreement, we entered into an employment agreement with Mr. Gentile (the “Gentile Employment Agreement”), pursuant to which Gentile was employed to serve as our Executive Vice President of Innovation and Security.  The initial term of the Gentile Employment Agreement is for three years (unless sooner terminated), and automatically renews for subsequent twelve-month periods unless either party determines to not renew.  Gentile’s base annual salary will be $200,000, and Gentile will be eligible to receive incentive compensation.  Pursuant to the Gentile Employment Agreement, Gentile will also receive 400,000 shares of our common stock, vesting as follows: 100,000 shares will vest 2 years from the date of the Gentile Employment Agreement; 100,000 shares will vest 3 years from the date of the Gentile Employment Agreement; 100,000 shares will vest 4 years from the date of the Gentile Employment Agreement; and 100,000 shares will vest 5 years from the date of the Gentile Employment Agreement.

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

RESULTS OF OPERATIONS

For the Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

Revenue

Revenues consist of equipment sales and ongoing service fees.  Net revenue increased by $576,243 to $10,377,272 for the three months ended June 30, 2014, as compared to the same period in 2013.Recurring service revenues increased by approximately $700,000 for the three months ended June 30, 2014, as compared to the same period in 2013.  Of this increase, we added approximately $1,000,000 in recurring service revenues from new contracts that started between December 2013 and May 2014. Another $800,000 of the increase was due to the expansion of services with existing customers. Partially offsetting these increases was a reduction of approximately $300,000 from a non-renewing contract. We also had a decrease in revenue of approximately $800,000 with existing customers, where there was a reduction in unit price and sales volume. We anticipate this trend to continue as we renew our customers’ contracts and the healthcare provider market continues to see the negative financial impact related to reduced Medicare and Medicaid reimbursement.  We also saw an additional drop in sales volume with some of our existing customers due to the consolidation of operations and the impact from the severe storms that hit the east coast at the beginning of this year. We still anticipate overall revenue growth going forward as a result of the expansion of our customer base. Equipment sales for the three months ended June 30, 2014 were approximately $650,000 as compared to approximately $750,000 for the same period in 2013.

Cost of Revenue

Cost of revenue consists of document imaging equipment, parts, supplies and salaries and expenses of field services personnel.  Cost of revenue was $8,658,202 for the three months ended June 30, 2014, as compared to $8,157,963 for the same period in 2013.  The increase in the cost of revenue for the second quarter of 2014 is attributed to the increased recurring service revenue contracts that started between December 2013 and May 2014.  We incurred approximately $50,000 in additional staffing and $450,000 in additional service and supply costs primarily as a result of our new customers. The gross margin remained steady at approximately 17% of revenue for both periods.  We saw an improvement in our gross margin from newer accounts that came on board over the last couple years that was offset by the lower revenue from the drop in sales volume from the existing customers noted above.

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

Sales and Marketing

Sales and marketing expenses include salaries, commissions and expenses for sales and marketing personnel, travel and entertainment, and other selling and marketing costs.  Sales and marketing expenses were $582,503 for the three months ended June 30, 2014, as compared to $504,168 for the same period in 2013.  Staffing costs, including commissions, increased approximately $60,000 in the second quarter of 2014 primarily because we increased sales staff headcount.

General and Administrative

General and administrative expenses include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses and other administrative costs.  General and administrative expenses increased by $110,505 to $1,044,756 for the three months ended June 30, 2014, as compared to $934,251 for the three months ended June 30, 2013.  The increase is primarily due to the addition of an Executive Vice President, Consulting and Managed IT Services Group to the Company in February 2014.

Other Income (Expense)

Interest expense for the three months ended June 30, 2014 was $105,070, compared to $107,154 for the same period in 2013.  The small decrease is a result of lower line of credit borrowings in the second quarter of 2014.

For the Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

Revenue

Revenue increased by approximately $700,000 to $20,621,844 for the six months ended June 30, 2014, as compared to the same period in 2013.  Of this increase, approximately $1,700,000 is a result of the addition of new recurring service revenue contracts between December 2013 and May 2014. Another $2,000,000 of the increase was due to the expansion of services with existing customers. Partially offsetting these increases was a reduction of approximately $600,000 from a non-renewing contract. We also had a decrease in revenue of approximately $1,500,000 with existing customers, where there was a reduction in unit price and sales volume. We anticipate this trend to continue as we renew our customers’ contracts and the healthcare provider market continues to see the negative financial impact related to reduced Medicare and Medicaid reimbursement.  We still anticipate overall revenue growth as a result of the expansion of our customer base. We also saw an additional drop in sales volume with some of our existing customers due to the consolidation of operations and the impact from the severe storms that hit the east coast at the beginning of this year.  Equipment sales for the six months ended June 30, 2014 were approximately $1,000,000 as compared to approximately $1,900,000 for the same period in 2013. Equipment revenues in 2013 were primarily from copier fleet refresh activities at three customers which were not repeated in 2014 as these fleet refreshes are typically done every five years at any one customer facility.

Cost of Revenue

Cost of revenue consists of document imaging equipment, parts, supplies and salaries and expenses of field services personnel.  Cost of revenue was $17,163,142 for the six months ended June 30, 2014, as compared to $16,673,902 for the same period in 2013. The increase in the cost of revenue for the first six months of 2013 is attributed primarily to the addition of new recurring service revenue contracts between December 2013 and May 2014. We incurred approximately $200,000 in additional staffing. Service and supply costs increased by approximately $900,000 primarily as a result of our new customers.  Equipment costs, which includes equipment provided under the recurring service contracts and equipment sold, decreased by approximately $600,000 in 2014, primarily as a result of the decrease in equipment sales from the copier fleet refresh activities.

Gross margin increased slightly to 17% of revenue for the six months ended June 30, 2014 as compared to 16% for the same period of 2013. We saw an improvement in our gross margin from newer accounts that came on board over the last couple years that was partially offset by the lower revenue from the drop in sales volume from the existing customers noted above.  We anticipate this trend to continue but anticipate overall increase in cost revenues sold as a result of the expansion of our customer base.

Sales and Marketing

Sales and marketing expenses include salaries, commissions and expenses for sales and marketing personnel, travel and entertainment, and other selling and marketing costs.  Sales and marketing expenses were $1,090,714 for the six months ended June 30, 2014, as compared to $1,174,063 for the same period in 2013.  Staffing costs, including commissions, increased approximately $100,000 in the first six months of 2014 because we increased sales staff headcount.

General and Administrative

General and administrative expenses include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses and other administrative costs.  General and administrative expenses increased by $307,605 to $2,246,626 for the six months ended June 30, 2014, as compared to $1,939,021 for the six months ended June 30, 2013. The increase is primarily due to the addition of an Executive Vice President, Consulting and Managed IT Services Group to the Company in February 2014 and executive severance compensation costs incurred in March 2014.

Other Income (Expense)

Interest expense for the six months ended June 30, 2014 was $203,893 compared to $233,503 for the same period in 2013.  The decrease is a result of the lower line of credit borrowings in 2014 and a portion of the convertible debt was converted to common stock over the last nine months.

Income Tax Expense

Income tax expense for each of the six months ended June 30, 2014 and June 30, 2013, was $1,600 and $5,500 respectively, which represents the minimum tax liability due for required state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2014, our cash and cash equivalents were $4,946,549 and our working capital was $662,144.  Our principal cash requirements are for operating expenses, including equipment, supplies, employee costs, and capital expenditures and funding of the operations. Our primary sources of cash are service and equipment sale revenues, the exercise of options and warrants and the sale of common stock.

During the six months ended June 30, 2014, our cash provided by operating activities amounted to $482,003, as compared to $69,633 used for operating activities for the same period in 2013.  The improvement in cash used by operating activities in 2014 is primarily a result of improved margins being generated from our recurring service revenue contracts at our legacy customers. The cash used for operating activities for 2013 was primarily due to the costs incurred to implement new recurring service revenue contracts.

We expect to close additional recurring service revenue contracts to new customers throughout 2014 but at a slower rate than during 2013. Because we expect higher cost of revenues at the start of our engagement with most new customers, we have entered into an accounts receivable line of credit with a commercial bank. Management believes that cash generated from the line of credit along with funds from operations will be sufficient to sustain our business operations over the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

Our off-balance sheet arrangements consist primarily of conventional operating leases, purchase commitments and other commitments arising in the normal course of business, as further discussed below under “Contractual Obligations and Contingent Liabilities and Commitments.” As of June 30, 2014, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

As of June 30, 2014, expected future cash payments related to contractual obligations and commercial commitments were as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Convertible notes	$1,592,267	$1,592,267	$-	$-	$-
Capital leases	136,291	80,490	55,801	-	-
Operating leases	295,025	235,570	59,455	-	-
Total	$2,023,583	$1,908,327	$115,256	$-	$-

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

PART –II - OTHER INFORMATION

ITEM 1A.                      RISK FACTORS.

As of the date of this filing, there have been no material changes to the Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on March 31, 2014. (the “2013 Form 10-K”).  The Risk Factors set forth in the 2013 Form 10-K should be read carefully in connection with evaluating our business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q.  Any of the risks described in the 2013 Form 10-K could materially adversely affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made.  These are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuance of Auxilio Common Stock as Securities Consideration

Subsequent to the period covered by this Report, and in connection with and partial payment for the acquisition of Delphiis, Inc., as described above, we issued 930,406 shares of our restricted common stock (the “Auxilio Stock”), which was the number of shares having an aggregate value of $1,250,000, with the price per share equal to the average of the closing price of our common stock on the OTC Markets for the 20 most recent trading days prior to the closing date, rounded up to the nearest whole number of shares

The Auxilio Stock issued in connection with the Delphiis acquisition was issued in reliance upon the exemption from securities registration afforded by the provisions of Section 4(a)(2) of the Securities Act of 1933, as amended, (“Securities Act”), and/or Regulation D, as promulgated by the U.S. Securities and Exchange Commission under the Securities Act, based upon the following: (a) there was no public offering or general solicitation with respect to the offering of such shares, (b) each Delphiis stockholder was provided with certain disclosure materials and all other information requested with respect to Auxilio, (c) each Delphiis stockholder acknowledged that the Auxilio Stock was being acquired for investment intent and constitute “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act and (d) a legend has been, or will be, placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

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

AUXILIO, INC.

Date: August 14, 2014	By:	/s/ Joseph J. Flynn
Joseph J. Flynn Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2014	By:	/s/ Paul T. Anthony
Paul T. Anthony Chief Financial Officer (Principal Accounting Officer)