Form 10-Q
period 2014-09-30
AUXILIO INC
filed 2014-11-14
CIK 1011432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares of the issuer’s common stock, $0.001 par value, outstanding as of November 13, 2014 was 23,616,119.

AUXILIO, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION
ITEM 1.                      FINANCIAL STATEMENTS.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30, 2014	DECEMBER 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,274,441	$4,668,624
Accounts receivable, net	5,575,772	3,856,791
Supplies	1,020,202	967,354
Prepaid and other current assets	173,055	332,759
Total current assets	11,043,470	9,825,528

Property and equipment, net	206,042	160,709
Deposits	34,413	34,413
Loan acquisition costs	-	51,162
Intangible assets, net	1,317,500	-
Goodwill	2,473,656	1,517,017
Total assets	$15,075,081	$11,588,829

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$6,384,834	$5,057,339
Accrued compensation and benefits	1,420,187	1,556,513
Line of credit	200,000	400,000
Deferred revenue	904,534	868,186
Convertible notes payable, net of discount of $82,250 at December 31, 2013	-	1,617,750
Current portion of capital lease obligations	61,845	71,933
Total current liabilities	8,971,400	9,571,721

Long-term liabilities:
Notes payable to related parties, net of discount of $34,956 at September 30, 2014	328,767	-
Capital lease obligations less current portion	43,979	46,558
Total long-term liabilities	372,746	46,558

Total liabilities	9,344,146	9,618,279

Commitments and contingencies

Stockholders’ (deficit) equity:
Common stock, par value at $0.001, 33,333,333 shares authorized, 23,597,548 and 20,643,966 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	23,599	20,645
Additional paid-in capital	26,591,409	23,491,490
Accumulated deficit	(20,884,073)	(21,541,585)
Total stockholders’ (deficit) equity	5,730,935	1,970,550
Total liabilities and stockholders’ equity	$15,075,081	$11,588,829

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
Revenues	$11,257,870	$10,806,614	$31,879,715	$30,699,794
Cost of revenues	8,718,230	8,577,029	25,881,373	25,250,930

Gross profit	2,539,640	2,229,585	5,998,342	5,448,864

Operating expenses:
Sales and marketing	521,585	469,632	1,612,298	1,655,988
General and administrative expenses	1,194,959	903,600	3,441,587	2,830,329

Total operating expenses	1,716,544	1,373,232	5,053,885	4,486,317

Income from operations	823,096	856,353	944,457	962,547

Other income (expense):
Interest expense	(42,453)	(102,987)	(246,345)	(336,490)
Other income	-	80,000	-	80,000

Total other income (expense)	(42,453)	(22,987)	(246,345)	(256,490)

Income before provision for income taxes	780,643	833,366	698,112	706,057

Income tax expense	(39,000)	(21,900)	(40,600)	(27,400)

Net income	$741,643	$811,466	$657,512	$678,657

Net income per share:
Basic	$.03	$.04	$.03	$.03
Diluted	$.03	$.04	$.03	$.03

Number of weighted average shares:
Basic	23,067,462	20,197,222	21,539,066	20,163,444
Diluted	24,736,564	21,073,171	23,199,078	21,039,393

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2014
(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2013	20,643,966	$20,645	$23,491,490	$(21,541,585)	$1,970,550
Stock compensation expense for options and warrants granted to employees and directors	-	-	313,864	-	313,864
Stock compensation expense for restricted stock issued to key employee	-	-	15,233	-	15,233
Stock options and warrants exercised	323,176	323	61,452	-	61,775
Conversion of convertible note payable	1,700,000	1,700	1,698,300	-	1,700,000
Acquisition of Delphiis, Inc.	930,406	931	1,011,070	-	1,012,001
Net income	-	-	-	657,512	657,512
Balance at September 30, 2014	23,597,548	$23,599	$26,591,409	$(20,884,073)	$5,730,935

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Nine months ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$657,512	$678,657
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	75,650	98,626
Amortization of intangible assets	52,500	-
Stock compensation expense for warrants and options issued to employees and directors	313,864	409,085
Stock compensation expense for restricted stock issued to key employee	15,233	-
Fair value of restricted stock granted for marketing services	-	190,484
Interest expense related to accretion of debt discount costs	87,017	105,750
Interest expense related to amortization of loan acquisition costs	51,162	85,947
Changes in operating assets and liabilities:
Accounts receivable	(1,346,948)	291,624
Supplies	(52,848)	(53,729)
Prepaid and other current assets	159,704	(264,712)
Deposits	-	1,875
Accounts payable and accrued expenses	1,233,479	(88,160)
Accrued compensation and benefits	(155,635)	(314,069)
Deferred revenue	(117,741)	(17,805)
Net cash provided by operating activities	972,949	1,123,573
Cash flows from investing activities:
Purchases of property and equipment	(74,674)	(10,278)
Purchase of Delphiis, Inc. net of cash acquired	(995,257)	-
Net cash used for investing activities	(1,069,931)	(10,278)
Cash flows from financing activities:
Net repayments on line of credit agreement	(200,000)	(128,486)
Payments on notes payable to related parties	(100,000)	-
Net proceeds from issuance of common stock through employeestock options	61,775	1,175
Payments on capital leases	(58,976)	(75,938)
Net cash used for financing activities	(297,201)	(203,249)
Net (decrease) increase in cash and cash equivalents	(394,183)	910,046
Cash and cash equivalents, beginning of period	4,668,624	2,190,972
Cash and cash equivalents, end of period	$4,274,441	$3,101,018

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (CONTINUED)
(UNAUDITED)
	Nine months ended September 30,
	2014	2013
Supplemental disclosure of cash flow information:
Interest paid	$104,178	$144,792
Income taxes paid	$81,454	$5,655
Non-cash investing and financing activities:
Property and equipment acquired through capital leases	$46,309	$34,109
Conversion of convertible notes payable	$1,700,000	$-
Common stock issued for acquisition of Delphiis, Inc.	$1,012,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
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

3.           OPTIONS AND WARRANTS

Below is a summary of Auxilio stock option and warrant activity during the nine month period ended September 30, 2014:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2013	5,256,349	$1.03
Granted	400,000	1.29
Exercised	(200,676)	0.95
Cancelled	(404,784)	1.02
Outstanding at September 30, 2014	5,050,889	$1.05	5.05	$759,285
Exercisable at September 30, 2014	4,303,858	$1.04	4.40	$641,204

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2013	2,983,565	$1.15
Granted	-	-
Exercised	(122,500)	1.01
Cancelled	(652,500)	1.31
Outstanding at September 30, 2014	2,208,565	$1.11	3.60	$141,750
Exercisable at September 30, 2014	1,508,565	$1.16	3.60	$113,750

During the nine months ended September 30, 2014, we granted a total of 400,000 options to executive employees to purchase shares of our common stock at an exercise price range of $1.25 to $1.33 per share. The exercise price equals the fair value of our stock on the grant date.  Half of these options have graded vesting annually over three years starting February 2014. The remaining half vest contingent on performance based parameters occurring in calendar 2015. The fair value of the options was determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate range of 0.07% to 0.09%; (ii) estimated volatility range of 64.00% to 64.72%; (iii) dividend yield range of 0.0%; and (iv) expected life of the options of three years.

For the three and nine months ended September 30, 2014 and 2013, stock-based compensation expense recognized in the statements of operations, including amounts for restricted stock discussed below, is as follows:

	Three Months Ended September 30,		Nine months Ended September 30,
	2014	2013	2014	2013
Cost of revenues	$20,050	$18,304	$150,029	$116,115
Sales and marketing	12,406	14,963	35,818	88,657
General and administrative expense	43,329	60,146	143,250	204,313
Total stock based compensation expense	$75,785	$93,413	$329,097	$409,085

4.           RESTRICTED STOCK

In November 2008, we entered into a five year joint marketing agreement (the “Sodexo Agreement”) with Sodexo Operations, LLC, (“Sodexo”) to provide our document services to Sodexo’s healthcare customer base in the United States.  On May 11, 2011, we amended the Sodexo Agreement (the “May 2011 Amendment”).  Pursuant to the Sodexo Agreement, as amended by the May 2011 Amendment, Sodexo provided additional sales and marketing resources and expanded the marketing effort directed towards existing or potential Sodexo hospital clients.  The term of the Sodexo Agreement was extended to December 31, 2014.  Upon signing the May 2011 Amendment, we granted 200,000 shares of restricted stock to Sodexo.  These shares vested as follows:  66,667 immediately upon signing, 66,667 on May 11, 2013 and 66,666 on May 11, 2014.  The immediately vested shares resulted in a charge to marketing expense of $54,667 in 2011.  The cost of the remaining shares was to be recognized over the vesting periods using the current market price of the stock at each periodic reporting date. On April 18, 2012, we granted 23,437 shares to Sodexo as a result of a new sale.  These shares were to vest as follows: 7,812 on April 18, 2013, 7,812 on April 18, 2014 and 7,813 on April 18, 2015. On July 1, 2012, we granted another 31,765 shares to Sodexo as a result of another new sale.  These shares were to vest as follows:  10,588 on July 1, 2013, 10,588 on July 1, 2014 and 10,588 on July 1, 2015.

The Sodexo Agreement was further amended in October 2012 (such amendment referred to herein as the “October 2012 Amendment”) in which we eliminated the additional sales and marketing resources that we added under the May 2011 Amendment.  Under these terms we no longer paid the annual marketing fee, but continued to pay to Sodexo a quarterly commission based on actual revenues received by us from certain existing customers and any new customers Sodexo brought to us who signed an agreement for services by August 3, 2013. For the nine months ended September 30, 2014 and 2013 these commissions totaled $43,485 and $37,557, respectively.

On January 11, 2013 we terminated the Sodexo Agreement. This resulted in the immediate vesting of 265,179 shares of restricted stock. The cost recognized for these shares totaled $165,181 for the nine months ended September 30, 2013, and is included in sales and marketing expense in the accompanying Condensed Consolidated Statement of Operations.

In July 2014, in connection with our acquisition of the common stock of Delphiis, Inc., we issued to a key employee 400,000 shares of restricted stock as part of his employment agreement. The shares vest as follows:

Vesting Date	Shares
July 1, 2016	100,000
July 1, 2017	100,000
July 1, 2018	100,000
July 1, 2019	100,000

The cost recognized for these shares totaled $15,233 for the three and nine months ended September 30, 2014, and is included in cost of goods sold in the accompanying Condensed Consolidated Statement of Operations.

5.           NET INCOME PER SHARE

Basic net income per share is calculated using the weighted average number of shares of our common stock issued and outstanding during a certain period, and is calculated by dividing net income by the weighted average number of shares of the Company’s common stock issued and outstanding during such period. Diluted net income per share is calculated using the weighted average number of common and potentially dilutive common shares outstanding during the period, using the as-if converted method for secured convertible notes, and the treasury stock method for options and warrants.

For the three months ended September 30, 2014, potentially dilutive securities consist of options and warrants to purchase 7,259,454 shares of common stock at prices ranging from $0.47 to $2.15 per share and secured convertible notes that could convert into 1,550,000 shares of common stock. For the three months ended September 30, 2014, of these potentially dilutive securities, only 1,213,058 of the shares to purchase common stock from the options and warrants and 456,044 of the convertible notes are included in the computation of diluted earnings per share because the effect of including the remaining instruments would be anti-dilutive.

For the nine months ended September 30, 2014, potentially dilutive securities consist of options and warrants to purchase 7,259,454 shares of common stock at prices ranging from $0.47 to $2.15 per share and secured convertible notes that could convert into 1,700,000 shares of common stock. For the nine months ended September 30, 2014, of these potentially dilutive securities, only 1,660,012 of the shares to purchase common stock from the options and warrants are included in the computation of diluted earnings per share because the effect of including the remaining instruments would be anti-dilutive.

For the three months ended September 30, 2013, potentially dilutive securities consist of options and warrants to purchase 9,289,559 shares of common stock at prices ranging from $0.30 to $2.15 per share and secured convertible notes that could convert into 1,800,000 shares of common stock. A total of 8,413,610 of the options and warrants outstanding, as well as the aforementioned convertible notes have been excluded in the computation of diluted earnings per share as their effect would be anti-dilutive.

For the nine months ended September 30, 2013, potentially dilutive securities consisted of options and warrants to purchase 9,289,559 shares of common stock at prices ranging from $0.30 to $2.15 per share and secured convertible notes that could convert into 1,800,000 shares of common stock. All of the options and warrants outstanding and the aforementioned  convertible notes have been excluded in the computation of diluted earnings per share due as their effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Net income	$741,643	$811,466	$657,512	$678,657
Effects of dilutive securities:
Convertible notes payable	30,811	-	-	-
Net income after effects of conversion of notes payable	$772,454	$811,466	$657,512	$678,657
Denominator:
Denominator for basic calculation weighted average shares	23,067,462	20,197,222	21,539,066	20,163,444
Dilutive common stock equivalents:
Secured convertible notes	456,044	-	-	-
Options and warrants	1,213,058	875,949	1,660,012	875,949
Denominator for diluted calculation weighted average shares	24,736,564	21,073,171	23,199,078	21,039,393

Net income per share:
Basic net income per share	$.03	$.04	$.03	$.03
Diluted net income per share	$.03	$.04	$.03	$.03

6.           INTANGIBLE ASSETS

Intangible assets consist of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Life (years)
Acquired technology	$900,000	$(22,500)	$877,500	10
Customer relationships	400,000	(20,000)	380,000	5
Trademarks	50,000	(8,333)	41,667	1.5
Non-compete agreements	20,000	(1,667)	18,333	3
Total intangible assets	$1,370,000	$(52,500)	$1,317,500

Please see Note 15, Stock Purchase Agreement – Delphiis, Inc., below for further discussion of the origin of these intangible assets.

7.           ACCOUNTS RECEIVABLE

A summary of accounts receivable is as follows:

	September 30, 2014	December 31, 2013
Trade receivable	$6,376,255	$4,572,656
Unapplied advances and unbilled revenue	(800,483)	(715,865)
Allowance for doubtful accounts	-	-
Total accounts receivable	$5,575,772	$3,856,791

8.           LINE OF CREDIT

On May 4, 2012, we entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Avidbank Corporate Finance, a Division of Avidbank (“Avidbank”).  On April 26, 2013, we amended the Loan and Security Agreement with Avidbank. On April 25, 2014, we again amended the Loan and Security Agreement with Avidbank (the “Second Avidbank Amendment”). Under the Second Avidbank Amendment, the term of the revolving line-of-credit of up to $2.0 million extends through April 25, 2015, at an interest rate of prime plus 1.0% per annum.  As of September 30, 2014 the interest rate was 4.25%.  There will be no minimum interest payable with respect to any calendar quarter. The amount available to us at any given time is the lesser of (a) $2.0 million, or (b) the amount available under our borrowing base (80% of our eligible accounts, minus (1) accrued client lease payables, and minus (2) accrued equipment pool liability).  While there are outstanding credit extensions, our adjusted EBITDA may be an adjusted EBITDA loss of up to $200,000 for any single quarter so long as we achieve a positive adjusted EBITDA for the prior quarter and subsequent quarter. The foregoing description is qualified in its entirety by reference to the Second Amendment to the Loan and Security Agreement between Avidbank Corporate Finance and Auxilio, Inc. which is found as Exhibit 10.1 to Form 10-Q as filed with the Securities and Exchange Commission (“SEC”) on May 14, 2014. We believe we were in compliance with all of the Avidbank agreement covenants as of September 30, 2014 and December 31, 2013.

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

Interest charges associated with the Avidbank line of credit, including loan acquisition costs totaled $2,196 and $6,334, respectively, for the three months ended September 30, 2014 and 2013, respectively, and $20,628 and $29,426, respectively, for the nine months ended September 30, 2014 and 2013.

9.           NOTES PAYABLE – RELATED PARTIES

We assumed debt totaling $463,723 when we acquired Delphiis, Inc. effective July 1, 2014 (see Note 15).  In July, 2014, we paid $100,000 to the note holders upon Delphiis’s collection of $100,000 from accounts receivable outstanding as of June 30, 2014. For the remaining $363,723 we have outstanding promissory notes payable to an employee and another principal who were majority owners of Delphiis, Inc.  The notes bear interest at the rate of 4% per annum, upon which we are to make quarterly interest-only payments on the total principal amount outstanding at the end of each calendar quarter.  The notes mature on July 31, 2016 and contain no prepayment penalty. Pursuant to the terms of the notes, we will accelerate payment on fifty percent (50%) of the outstanding amount due under such notes at such time as Delphiis, Inc. achieves $1,500,000 of bookings measured from the date of the Agreement, and the remaining fifty percent (50%) will be paid at such time as Delphiis, Inc. achieves $4,000,000 of bookings measured from July 1, 2014. Interest expense on the notes, including amortization of the discount, for the three months ended September 30, 2014 totaled $8,689.

10.           CONVERTIBLE NOTES PAYABLE

Effective July 29, 2011, we closed on a private offering of secured convertible promissory notes and warrants (“Units”) for gross proceeds of $1,850,000.  Each of the Units consisted of (i) a $5,000 secured convertible promissory note (each a “Note” and collectively “Notes”) and (ii) a warrant (each a “Warrant” and collectively “Warrants”) to purchase 1,000 shares of our common stock at an exercise price of $1.50 per share.  The Notes matured July 29, 2014 and were secured by our tangible and intangible assets, subject to the senior security interest of Avidbank.  The Notes accrued interest at a rate of eight percent (8%) per annum, compounded annually, and the interest on the outstanding balance of the Notes was payable no later than thirty (30) days following the close of each calendar quarter.  The Notes were convertible into 1,850,000 shares of common stock.  The Warrants expire April 29, 2016 and are exercisable to purchase up to 370,000 shares of our common stock. We additionally granted piggyback registration rights to the investors in this offering.  Several members of our Board at the time, including John Pace, Michael Joyce, Mark St. Clare and Michael Vanderhoof, participated in the offering.

Interest charges associated with the convertible notes payable, including amortization of the discounts and loan acquisition costs totaled $208,601 and $279,530 for the nine months ended September 30, 2014 and 2013, respectively.

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

The holders of the Notes elected to convert all of the principal into 1,850,000 shares of common stock during the term of the Notes with 150,000 shares converted during 2012 and 2013, 150,000 shares converted from March, 2014, to June, 2014 and the remaining 1,550,000 shares converted in July, 2014. The warrants remain outstanding until their exercise or expiration.

11.           EMPLOYMENT AGREEMENTS

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

Effective January 1, 2014, we entered into a new employment agreement with Mr. Anthony, (the “2014 Anthony Agreement”). The 2014 Anthony Agreement provides that Mr. Anthony will continue to serve as our EVP and CFO. The 2014 Anthony Agreement has a term of two years, and provides for an annual base salary of $225,000. The 2014 Anthony Agreement will automatically renew for subsequent twelve (12) month terms unless either party provides advance written notice to the other that such party does not wish to renew the agreement for a subsequent twelve (12) months.  Mr. Anthony also receives the customary employee benefits available to our employees. Mr. Anthony is also entitled to receive a bonus of up to $108,000 per year, the achievement of which is based on Company performance metrics.  Further, the 2014 Anthony Agreement revised the vesting schedule of warrants granted to Mr. Anthony in January 2013. The revision spreads the vesting date of the remaining 200,000 unvested shares from 100,000 on January 1, 2015 and 100,000 on January 1, 2016 to 66,667 on January 1, 2015, 66,667 on January 1, 2016 and 66,666 on January 1, 2017. These warrants will vest contingent upon the achievement of certain financial performance metrics of the Company in calendar years 2014, 2015 and 2016.  We may terminate Mr. Anthony’s employment under the 2014 Anthony Agreement without cause at any time on thirty (30) days advance written notice, at which time Mr. Anthony would receive severance pay for twelve months and be fully vested in all options and warrants granted to date. The foregoing summary of the 2014 Anthony Agreement is qualified in its entirety by to the full context of the employment agreement which is found as Exhibit 10.3 to our 10-Q filing on May 14, 2014.

12.           CONCENTRATIONS

Cash Concentrations

At times, cash balances held in financial institutions are in excess of federally insured limits.  Management performs periodic evaluations of the relative credit standing of financial institutions and limits the amount of risk by selecting financial institutions with a strong credit standing.

Major Customers

Our three largest customers accounted for approximately 40% of our revenues for the nine months ended September 30, 2014 and our three largest customers accounted for approximately 41% of our revenues for the nine months ended September 30, 2013. Our largest customers had net accounts receivable totaling approximately $1,600,000 and $480,000 as of September 30, 2014 and December 31, 2013 respectively.

13.           SEGMENT REPORTING

We have adopted ASC 280, “Segment Reporting”.  Because we operate in one business segment based on our integration and management strategies, segment disclosure has not been presented.

14.           GOODWILL

We performed an impairment test of goodwill as of December 31, 2013, determining that its estimated fair value based on its market capitalization was greater than our carrying amount including goodwill. We did not perform step 2 since the fair value was greater than the carrying amount.

No triggering events were noted during the nine months ended September 30, 2014; therefore management did not feel it was necessary to perform an interim impairment test.

15.           STOCK PURCHASE AGREEMENT – DELPHIIS, INC.

As previously disclosed in our Current Report on Form 8-K, filed with the SEC, on July 8, 2014, on July 7, 2014 we entered into a Stock Purchase Agreement (the “Agreement”) with Delphiis, Inc., a California corporation (“Delphiis”), certain stockholders of Delphiis (the “Stockholders”), and Mike Gentile, as seller representative (“Gentile”).  By agreement of the parties, the effective date of the Agreement was July 1, 2014.

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

-	The Cash Consideration was equal to $1,000,000.

-
The Debt Assumption was equal to $463,723 which was owed by Delphiis to Gentile and two other parties.  By way of background, of such amount, $363,723 is represented by certain amended and restated promissory notes (the “Notes”) dated of even date with the Agreement, which bear interest at the rate of 4% per annum, and pursuant to which Delphiis was to make quarterly interest-only payments on the total principal amount outstanding at the end of each calendar quarter.  The Notes have a maturity date which is 24 months from the date of the Agreement and contain no prepayment penalty.  Pursuant to the terms of the Notes, Delphiis will accelerate payment on (i) fifty percent (50%) of the outstanding amount due under such Notes at such time as Delphiis achieves $1,500,000 of bookings measured from the date of the Agreement, and (ii) the remaining fifty percent (50%) will be paid at such time as Delphiis achieves $4,000,000 of bookings measured from the date of the Agreement, all as set forth in the Notes.  Delphiis also agreed to pay the remaining $100,000 to Gentile and the other noteholders upon Delphiis’s collection of $100,000 from accounts receivable outstanding as of June 30, 2014.  Pursuant to the Agreement, Auxilio, as the sole owner of Delphiis, agreed to assume the obligations of Delphiis and to make the payments pursuant to the terms of the Notes.

The allocation of the purchase price of the assets acquired and liabilities assumed based on their fair values was as follows:

Acquired technology	$900,000
Customer relationships	400,000
Trademarks	50,000
Non-compete agreements	20,000
Goodwill	956,639
Other assets received	376,775
Deferred revenue	(154,089)
Notes payable	(424,000)
Other liabilities assumed	(113,325)
Total	$2,012,000

Purchased identifiable intangible assets are amortized on a straight-line basis over the respective useful lives. Our estimated useful life of the identifiable intangible assets acquired ranges from 1.5 to 10 years. We recognized goodwill of $956,639. Goodwill is recognized as we expect to be able to realize synergies between the two companies, primarily our ability to provide market and reach for the Delphiis products and services to Auxilio’s customers.

The Company incurred approximately $98,000 in legal, accounting and other professional fees related to this acquisition, all of which were expensed during the nine months ended September 30, 2014.

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

Pro Forma Information

The following supplemental unaudited pro forma information presents the combined operating results of the Company and the acquired business during the three and nine months ended September 30, 2014 and 2013, as if the acquisition had occurred at the beginning of each of the periods presented. The pro forma information is based on the historical financial statements of the Company and that of the acquired business. Amounts are not necessarily indicative of the results that may have been attained had the combinations been in effect at the beginning of the periods presented or that may be achieved in the future.

	Three Months Ended September 30,		Nine months Ended September 30,
	2014	2013	2014	2013

Pro forma revenue	$11,257,870	$10,902,869	$32,473,317	$31,269,243
Pro forma net income	$741,643	$518,681	$706,630	$226,346
Pro forma basic net income per share	$0.03	$0.02	$0.03	$0.01
Pro forma diluted net income per share	$0.03	$0.02	$0.03	$0.01

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Through our recent acquisition of Delphiis, Inc., we now provide IT Advisory and Managed Services, in addition to IT Risk Management SaaS technology solutions. These services help to ensure enterprise-wide IT security.

Our target market includes medium to large hospitals, health plans and healthcare systems.

Our common stock currently trades on the OTCQB under the stock symbol “AUXO”.

Where appropriate, references to “Auxilio,” the “Company,” “we,” “us” or “our” include Auxilio, Inc. and its wholly-owned subsidiaries, Auxilio Solutions, Inc., a California corporation, and Delphiis, Inc., also a California corporation.

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

The Company derives its revenue from four sources: (1) managed print services revenue; (2) MFD equipment revenue; (3) software subscription services revenue, which are comprised of subscription fees from customers accessing the Company’s enterprise cloud computing services and customers purchasing additional ongoing managed services beyond the standard support that is included in the basic software subscription fees; and (4) consulting services such as process mapping, project management and implementation services.

The Company commences revenue recognition when all of the following conditions are satisfied:

•	there is persuasive evidence of an arrangement;

•	the service has been or is being provided to the customer;

•	the collection of the fees is reasonably assured; and

•	the amount of fees to be paid by the customer is fixed or determinable.

Managed Print Services and MFD Equipment Revenue

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

Software Subscriptions and Managed Services Revenue

Software subscriptions and managed services revenues are recognized ratably over the contract terms beginning on the commencement date of each contract, which is the date the Company’s service is made available to customers.

Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met.

The Company’s software subscription service arrangements are non-cancelable and do not contain refund-type provisions.

Consulting Service Revenues

The majority of the Company’s consulting services contracts are on a time and material basis. When these services are not combined with subscription revenues as a single unit of accounting, these revenues are recognized as the services are rendered for time and material contracts, and when the milestones are achieved and accepted by the customer for fixed price contracts.

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

The Company performs an impairment test of goodwill at least annually or on an interim basis if any triggering events occur that would merit another test.  The impairment test compares our estimate of our fair value based on its market capitalization to the Company’s carrying amount including goodwill.  We have not had to perform step 2 of the impairment test because the fair value has exceeded the carrying amount. For other intangible assets with definite lives, we compare future undiscounted cash flow forecasts prepared by management to the carrying value of the related intangible asset group to determine if there is impairment.

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

RESULTS OF OPERATIONS

For the Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

Revenue

Revenues primarily consist of equipment sales and ongoing service fees.  Net revenue increased by $451,256 to $11,257,870 for the three months ended September 30, 2014, as compared to the same period in 2013. Recurring service revenues increased by approximately $700,000 for the three months ended September 30, 2014, as compared to the same period in 2013.  Of this increase, we added approximately $900,000 in recurring service revenues from new contracts that started between December 2013 and May 2014. We added approximately $400,000 in consulting revenues and software subscriptions from our newly acquired company, Delphiis, Inc. Partially offsetting these increases was a net reduction of approximately $600,000 from existing customers, where there was a reduction in unit price and sales volume and non-renewing contracts, offset by the expansion of services. We also saw an additional drop in sales volume with some of our existing customers due to the consolidation of operations. We still anticipate overall revenue growth going forward as a result of the expansion of our customer base and our new services offerings from the Delphiis acquisition. Equipment sales for the three months ended September 30, 2014 were approximately $700,000 as compared to approximately $1,000,000 for the same period in 2013.

Cost of Revenue

Cost of revenue consists of document imaging equipment, parts, supplies and salaries and expenses of services personnel.  Cost of revenue was $8,718,230 for the three months ended September 30, 2014, as compared to $8,577,029 for the same period in 2013.  The modest increase in the cost of revenue for the third quarter of 2014 is attributed to the increased recurring service revenue contracts that started between December 2013 and May 2014.  We incurred approximately $300,000 in additional staffing, $100,000 in additional service and supply and $100,000 in travel related costs primarily as a result of our new customers. Offsetting this, our cost of equipment sold decreased by $350,000 in 2014 primarily as a result of the decrease in equipment sales from the copier fleet refresh activities. The gross margin grew to 23% in 2014 compared to 21% in 2013.  We saw an improvement in our gross margin from newer accounts that came on board over the last couple years that was offset by the lower revenue from the drop in sales volume from the existing customers noted above.

We expect higher cost of revenues at the start of our engagements with most new customers.  In addition to the costs associated with implementing our services, we pay our new customers’ legacy contracts with third-party vendors.  As we implement our programs we strive to improve upon these legacy contracts and thus reduce costs over the term of the contract.  Given the varying expiration dates of these vendor contracts and the fact that the amount of savings is specific to each arrangement, we cannot predict our anticipated profit margins as these legacy contracts come up for renewal.  We anticipate these trends to continue but anticipate an overall increase in cost of revenues sold as a result of the expansion of our customer base.

Sales and Marketing

Sales and marketing expenses include salaries, commissions and expenses for sales and marketing personnel, travel and entertainment, and other selling and marketing costs.  Sales and marketing expenses were $521,585 for the three months ended September 30, 2014, as compared to $469,632 for the same period in 2013.  Staffing costs, including commissions, increased approximately $50,000 in the third quarter of 2014 primarily because we increased sales staff headcount.

General and Administrative

General and administrative expenses include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses and other administrative costs.  General and administrative expenses increased by $291,359 to $1,194,959 for the three months ended September 30, 2014, as compared to $903,600 for the three months ended September 30, 2013.  The increase is due to the professional fees incurred to acquire Delphiis, Inc. in July 2014 along with amortization of the identified intangible assets acquired under that transaction. Additionally, our headcount increased to include the Executive Vice President, Consulting and Managed IT Services Group to the Company in February 2014.

Other Income (Expense)

Interest expense for the three months ended September 30, 2014 was $42,453, compared to $102,987 for the same period in 2013.  The decrease is a result of the conversion of all remaining convertible debt instruments in July 2014.

For the Nine months ended September 30, 2014 Compared to the Nine months ended September 30, 2013

Revenue

Revenue increased by approximately $1,200,000 to $31,879,715 for the nine months ended September 30, 2014, as compared to the same period in 2013.  Of this increase, approximately $2,700,000 is a result of the addition of new recurring service revenue contracts between December 2013 and May 2014. We added approximately $400,000 in consulting revenues and software subscriptions from our newly acquired company, Delphiis, Inc.. Partially offsetting these increases was a net reduction of approximately $700,000 from existing customers, where there was a reduction in unit price and sales volume, and non-renewing contracts, offset by the expansion of services. We also saw an additional drop in sales volume with some of our existing customers due to the consolidation of operations and the impact from the severe storms that hit the east coast at the beginning of this year. We still anticipate overall revenue growth as a result of the expansion of our customer base.  Equipment sales for the nine months ended September 30, 2014 were approximately $1,800,000 as compared to approximately $2,900,000 for the same period in 2013. Equipment revenues in 2013 were primarily from copier fleet refresh activities at three customers which were not repeated in 2014 as these fleet refreshes are typically done every five years at any one customer facility.

Cost of Revenue

Cost of revenue consists of document imaging equipment, parts, supplies and salaries and expenses of services personnel.  Cost of revenue was $25,881,373 for the nine months ended September 30, 2014, as compared to $25,250,930 for the same period in 2013. The increase in the cost of revenue for the first nine months of 2014 is attributed primarily to the addition of new recurring service revenue contracts between December 2013 and May 2014. We incurred approximately $550,000 in additional staffing, travel costs increased by approximately $150,000 and service and supply costs increased by approximately $1,100,000, primarily as a result of our new customers.  Equipment costs decreased by approximately $1,200,000 in 2014, primarily as a result of the decrease in equipment sales from the copier fleet refresh activities.

Gross margin increased slightly to 19% of revenue for the nine months ended September 30, 2014 as compared to 18% for the same period of 2013. We saw an improvement in our gross margin from newer accounts that came on board over the last couple years that was partially offset by the lower revenue from the drop in sales volume from the existing customers noted above.  We anticipate this trend to continue but anticipate overall increase in cost of revenues sold as a result of the expansion of our customer base.

Sales and Marketing

Sales and marketing expenses include salaries, commissions and expenses for sales and marketing personnel, travel and entertainment, and other selling and marketing costs.  Sales and marketing expenses were $1,612,298 for the nine months ended September 30, 2014, as compared to $1,655,988 for the same period in 2013.  Staffing costs, including commissions, increased approximately $100,000 in the first nine months of 2014 because we increased sales staff headcount. Offsetting this, our channel marketing costs decreased approximately $150,000 due to the termination of a marketing agreement with a channel partner in mid-2013.

General and Administrative

General and administrative expenses include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses and other administrative costs.  General and administrative expenses increased by $611,258 to $3,441,587 for the nine months ended September 30, 2014, as compared to $2,830,329 for the nine months ended September 30, 2013. The increase is due to the professional fees incurred to acquire Delphiis, Inc. in July 2014 along with amortization of the identified intangible assets acquired under that transaction. Also contributing to the increase was the addition of an Executive Vice President, Consulting and Managed IT Services Group to the Company in February 2014 and executive severance costs incurred in March 2014.

Other Income (Expense)

Interest expense for the nine months ended September 30, 2014 was $246,345 compared to $336,490 for the same period in 2013.  The decrease is a result of the conversion of all remaining convertible debt instruments in July 2014.

Other income in 2013 was comprised of a legal settlement we were awarded.

Income Tax Expense

Income tax expense for each of the nine months ended September 30, 2014 and September 30, 2013, was $40,600 and $27,400 respectively, which represents the respective provisions required for income taxes.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2014, our cash and cash equivalents were $4,274,441 and our working capital was $2,072,070.  Our principal cash requirements are for operating expenses, including equipment, supplies, employee costs, and capital expenditures and funding of the operations. Our primary sources of cash are service and equipment sale revenues, the exercise of options and warrants and the sale of common stock.

During the nine months ended September 30, 2014, our cash provided by operating activities amounted to $972,949, as compared to $1,123,573 provided by operating activities for the same period in 2013.  We have maintained a positive cash flow from operating activities in 2014 as a result of maintaining margins at our recurring service revenue contracts.

We expect to close additional recurring service revenue contracts to new customers throughout 2014. Because we expect higher cost of revenues at the start of our engagement with most new customers, we have entered into an accounts receivable line of credit with a commercial bank. Management believes that cash generated from the line of credit along with funds from operations will be sufficient to sustain our business operations over the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

Our off-balance sheet arrangements consist primarily of conventional operating leases, purchase commitments and other commitments arising in the normal course of business, as further discussed below under “Contractual Obligations and Contingent Liabilities and Commitments.” As of September 30, 2014, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

As of September 30, 2014, expected future cash payments related to contractual obligations and commercial commitments were as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital leases	117,474	70,675	46,799	-	-
Operating leases	237,054	237,054	-	-	-
Total	$354,528	$307,729	$46,799	$-	$-

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

PART –II - OTHER INFORMATION

ITEM 1A.                                RISK FACTORS.

As of the date of this filing, there have been no material changes to the Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on March 31, 2014. (the “2013 Form 10-K”), except as set forth below, which primarily related to our recent acquisition of Delphiis, Inc..  The Risk Factors set forth in the 2013 Form 10-K should be read carefully in connection with evaluating our business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q.  Any of the risks described in the 2013 Form 10-K or herein could materially adversely affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made.  These are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The following Risk Factors related directly to Delphiis, Inc., our wholly owned subsidiary which we acquired in July of 2014:

Our ability to sell our Delphiis related products and services is dependent on the quality of our technical support services, and our failure to offer high quality technical support services would have a material adverse effect on our sales and results of operations.

Once these products are deployed within our end-customers’ operations, end-customers depend on our technical support services to resolve any issues relating to these products. If we do not effectively assist our customers in deploying these products, succeed in helping our customers quickly resolve post-deployment issues, and provide effective ongoing support, our ability to sell additional products and services to existing customers would be adversely affected and our reputation with potential customers could be damaged.

As a result, our failure to maintain high quality support services would have an adverse effect on our business, financial condition and results of operations.

Achieving the desired benefits of the acquisition of Delphiis, Inc. may be subject to a number of challenges and uncertainties which make it hard to predict the future success of each entity.

We acquired Delphiis, Inc. with expected benefits including, among other things, operating efficiencies, procurement savings, innovation, sharing of best practices and increased market share that may allow for future growth.  Achieving the anticipated benefits may be subject to a number of significant challenges and uncertainties, including, without limitation, whether unique corporate cultures will work collaboratively in an efficient and effective manner, the coordination of separate organizations, the possibility of imprecise assumptions underlying expectations regarding potential synergies and the integration process, unforeseen expenses and delays, and competitive factors in the marketplace.  We could also encounter unforeseen transaction and integration-related costs or other circumstances such as unforeseen liabilities or other issues.  Many of these potential circumstances are outside of our control and any of them could result in increased costs, decreased revenue, decreased synergies and the diversion of management time and attention.  If we are unable to achieve our objectives within the anticipated time frame, or at all, the expected benefits may not be realized fully or at all, or may take longer to realize than expected, which could have an adverse effect on our business, financial condition and results of operations

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

AUXILIO, INC.

Date: November 14, 2014	By:	/s/ Joseph J. Flynn
Joseph J. Flynn Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2014	By:	/s/ Paul T. Anthony
Paul T. Anthony Chief Financial Officer (Principal Accounting Officer)