Form 10-K
period 2014-12-31
AUXILIO INC
filed 2015-03-30
CIK 1011432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014.

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

  Common Stock, $.001 par value
  (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ]No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [  ]No [X]

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
Yes [  ]                 No [X]

The aggregate market value of the registrant’s common stock, $0.001 par value per share (“Common Stock”), held by non-affiliates of the registrant on June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $24.0 million (based on the average bid price of the Common Stock on that date).  Shares of Common Stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting securities of the registrant were excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not a determination for other purposes.  The registrant has one class of securities, its Common Stock.

As of March 27, 2015, the registrant had 23,752,536 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.

Part III incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) for the 2015 Annual Meeting of Stockholders to be filed on or before April 10, 2015.

AUXILIO, INC.
ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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

Introduction

Auxilio, Inc. (including our subsidiaries, Auxilio Solutions, Inc. and Delphiis, Inc.; referred to collectively in this Annual Report, as “Auxilio,” the “Company,” “we,” “our” and “us”) is engaged in the business of providing fully outsourced print management services and IT security consulting services to the healthcare industry.  Auxilio was incorporated in Nevada on August 29, 1995, under the name Corporate Development Centers, Inc.  As a result of a series of transactions, we changed our name to “Auxilio, Inc.” in April 2004.  Our principal executive offices are located at 26300 La Alameda, Suite 100, Mission Viejo, California 92691.

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

Approximately eighteen months after the completion of the tender offer, e-Perception changed its name to “PeopleView, Inc.” and traded on the Over-The-Counter Bulletin Board (the “OTCBB”) under the symbol “PPVW,” and subsequently changed its name to Auxilio, Inc. From approximately January 1, 2003 through March 31, 2004, we developed, marketed and supported web-based assessment and reporting tools and provided consulting services that enabled companies to manage their human capital management needs in real-time.

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

On April 1, 2004, we acquired Alan Mayo and Associates, Inc. dba The Mayo Group (“TMG”), a managed print company.  TMG provided outsourced print management services to healthcare facilities throughout California, which services we provide as the successor-in-interest to TMG.  After we acquired TMG, we changed our name to “Auxilio, Inc.” and changed the name of TMG’s former subsidiary to “Auxilio Solutions, Inc.”  As more fully described in this Annual Report and in our Current Report on Form 8-K, filed with the SEC, on July 8, 2014, effective July 1, 2014, we acquired Delphiis, Inc., which provides IT security consulting services.  Our Common Stock currently trades on the OTCBB under the symbol “AUXO.”

Principal Products and Services

We are engaged in the business of providing fully-outsourced managed print services and data security services to the healthcare industry, working exclusively with hospitals and health systems throughout the United States.

Our managed print service group is vendor independent, provides workflow solutions, and is a risk-free program with guaranteed savings. We assume all costs related to print environments through customized streamlined and seamless integration of services at predictable fixed rates. Our on-site staff creates manageable, dependable print management programs by managing the back-office processes of our hospital clients.  The process is initiated through a detailed proprietary assessment.  The assessment is a strategic, operational and financial analysis that is performed at the customer’s premises using a combination of proprietary processes and innovative technology for data collection and report generation.  After the assessment and upon engagement, we charge the customer on a per print basis.  This charge covers the entire print management process and includes placement of a highly trained on-site resident team.

Our data security group is built on four pillars to serve the most common security needs in healthcare: Security Process and Program Development, Regulatory and Penetration Assessments, Incident and Breach Response and Delphiis™ IT Risk Manager SaaS Solution. Through our proven and prescriptive methodology we help build the foundation needed to ensure the confidentiality, integrity and security of patient health information (PHI). And our Delphiis™ application suite streamlines how hospitals and health systems perform annual and on-going risk assessments on their business associates, clinics, projects and hospitals.

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

The majority of the competition in the healthcare industry market for data security services comes from large or niche consulting and technology firms such as Accenture, Leidos Health, Dell Secureworks, Accuvant, and Coal Fire.

Nevertheless, our analysis of the competitive landscape shows a very strong opportunity for fully-outsourced managed print services and data security services to the healthcare industry, and we believe that we have a strong competitive position in the marketplace due to a number of important factors:

•
We are entirely focused on the healthcare industry.  We are not aware of any other vendor/service provider which has its entire business dedicated to solving issues within the healthcare provider industry with the expertise and knowledge base that we have.  This is unmatched in the market.

•	By focusing solely on the hospital campus, we enjoy much lower turn-around times for service, greater up-sell opportunities and a much deeper service relationship with the customer.

•	We have more experience building and implementing security programs than other vendor/service providers and a key principal on our team wrote the definitive book on security program development.

•
We have technology that is revolutionizing the way in which healthcare providers perform their annual HIPAA analysis, regulatory and on-going risk assessments, by making it fast, effective and affordable for both the assessor and responder.

•
We believe that we are the only provider offering a unique approach to managed security services.  We can deploy a knowledgeable resource allocated 100% to perform a predefined security role on-site or virtually for a defined amount of time, which results in hospital gaining the staff with expertise they need.

•
We have a unique approach to providing fully-outsourced managed print service programs.  Our program is completely outsourced and hospitals need only pay a single invoice.  We operate the print management process as a department in the hospital with full-time staff on-site.  In contrast, other print vendors and dealers in the majority of instances do not provide full-time staff on-site, which results in delays in providing service and supplies to the hospitals.

•
We are not restricted to any single equipment vendor, which allows us to bring the best printer and copier hardware and software solutions to our customers.  Our approach is to use the most appropriate technology to provide a superior solution without any prejudice as to equipment.

•
We maintain a daily connection with the hospital, which allows us to provide a detailed strategy and plan on printer and copier equipment acquisitions saving the organization a great deal of time, effort and money in this process.

Customers

The majority of our customers are hospitals and their related off-site facilities.  The loss of any key customer could have a material adverse effect upon our financial condition, business, prospects and results of operation.  During the year ended December 31, 2014, our three largest customers represented approximately 42% of our revenues.

Intellectual Property

We maintain a database that contains our managed print services customers’ image and document outputs for certain periods of time, for each piece of machinery maintained at the customer’s location and trends for each of the foregoing.  Our database allows us to anticipate our customers’ future needs and to meet those needs. In addition, we maintain a database that contains information related to our current security customers and their assigned responders who use our Delphiis™ IT Risk Manager application suite.

We have a patent pending for our Delphiis™ IT Risk Manager and have not applied or been granted a patent with respect to any managed print service technology, or processes, as related to document and image management.  We have trademarked certain process documents and related marketing documents.  The most valuable of which is the Image Management Maturity Model which allows us to detail processes and offer a service that is duplicable in distributed regions.

Employees

As of December 31, 2014, we had 211 full-time employees and three part-time employees, including 188 employees engaged in providing services, 9 employees engaged in sales and marketing, and 14 employees engaged in general and administrative activities.  Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage.  We believe our employee relations are good.

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

The loss of any key customer could have a material adverse effect upon our financial condition, business, prospects and results of operation.  Our three largest customers represented approximately 42% of our revenues for the year ended December 31, 2014.  We anticipate that these customers will represent approximately 40% of revenue for 2015; therefore the loss of one or more of these customers may contribute to our inability to operate as a going concern and may require us to obtain equity funding or debt financing to continue our operations.  We cannot be certain that we will be able to obtain such financing on commercially reasonable terms, or at all.

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

We are highly dependent upon senior management and key personnel, and we do not carry any life insurance policies on such persons.  The loss of any of our senior management, or our inability to attract, retain and motivate the additional highly-skilled employees and consultants that our business requires, could substantially hurt our business, prospects, financial condition and results of operations.  In addition, we rely on the ability of our management team to work together effectively.  If our management team fails to work together effectively, our business could be harmed.

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

Defects, errors or vulnerabilities in our solutions or the failure of our solutions to prevent a security breach could harm our reputation and adversely impact our operating results.

Defects may cause our solutions to be vulnerable to security attacks, cause them to fail to help secure networks or temporarily interrupt customers’ networking traffic. Because the techniques used by computer hackers to access or sabotage networks change frequently and generally are not recognized until launched against a target, our solutions may not be able to protect our customers’ networks. Our security solutions may also fail to detect or prevent viruses, worms or similar threats due to a number of reasons such as the evolving nature of such threats and the continual emergence of new threats that we may fail to add to our threat intelligence database or other virus databases in time to protect our customers’ networks. In addition, defects or errors in our solutions could result in a failure to effectively update customers’ solutions and thereby leave our customers vulnerable to attacks. Our facilities may experience technical failures and downtime, may fail to distribute appropriate updates, or may fail to meet the increased requirements of a growing customer base, any of which could temporarily or permanently expose our customers’ networks, leaving their networks unprotected against the latest security threats. Any defects, errors or vulnerabilities in our solutions could result in:

•	expenditure of significant financial and product development resources in efforts to analyze, correct, eliminate or work around errors or defects or to address and eliminate vulnerabilities;

•	loss of existing or potential customers;

•	delayed or lost revenue;

•	delay or failure to attain market acceptance;

•	negative publicity, which will harm our reputation and brand;

•	an increase in warranty claims compared with our historical experience, or an increased cost of servicing warranty claims, either of which would adversely affect our operating results; and

•	litigation, regulatory inquiries, or investigations that may be costly and harm our reputation and brand.

If our security measures are breached or unauthorized access to customer data is otherwise obtained or our customers experience data losses, our brand, reputation and business could be harmed and we may incur significant liabilities.

Our customers rely on our security solutions to secure their data, which may include financial records, credit card information, business information, customer information, health information, other personally identifiable information or other sensitive personal information. A breach of our network security and systems or other events that cause the loss or public disclosure of, or access by third parties to, our customers’ stored files or data could have serious negative consequences for our business, including possible fines, penalties and damages, reduced demand for our solutions, an unwillingness of our customers to use our solutions, harm to our brand and reputation, and time-consuming and expensive litigation. The techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, often are not recognized until launched against a target, and may originate from less regulated or remote areas around the world. As a result, we may be unable to proactively prevent these techniques, implement adequate preventative or reactionary measures, or enforce the laws and regulations that govern such activities. If our customers experience any data loss, or any data corruption or inaccuracies, whether caused by security breaches or otherwise, our brand, reputation and business could be harmed. Moreover, if a high profile security breach occurs with respect to another provider of information security services and solutions, our clients and potential clients may lose trust in the security of our business model generally, which could adversely impact our ability to retain existing clients or attract new ones.

If an actual or perceived breach of network security occurs in our internal systems, our services may be perceived as not being secure and clients may curtail or stop using our solutions.

As a provider of network security solutions, we are a high profile target and our networks and solutions may have vulnerabilities that may be targeted by hackers and could be targeted by attacks specifically designed to disrupt our business and harm our reputation. We will not succeed unless the marketplace continues to be confident that we provide effective network and security protection. If an actual or perceived breach of network security occurs in our internal systems it could adversely affect the market perception of our solutions. We may not be able to correct any security flaws or vulnerabilities promptly, or at all. In addition, such a security breach could impair our ability to operate our business, including our ability to provide subscription and support services to our customers. If this happens, our business and operating results could be adversely affected.

Because our solutions could be used to protect personal information, privacy concerns could result in additional cost and liability to us or inhibit sales of our solutions.

Personal privacy has become a significant issue in the United States and in many other countries where we offer our solutions. The regulatory framework for privacy issues worldwide is currently complex and evolving, and it is likely to remain uncertain for the foreseeable future. Many federal, state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations regarding the collection, use and disclosure of personal information. In the United States, these include rules and regulations promulgated under the authority of the Federal Trade Commission, the Health Insurance Portability and Accountability Act of 1996 and state breach notification laws.

In addition to government regulation, privacy advocacy and industry groups may propose new and different self-regulatory standards that either legally or contractually apply to us. Because the interpretation and application of privacy and data protection laws are still uncertain, it is possible that these laws may be interpreted and applied in a manner that is in conflict with one another, and is inconsistent with our existing data management practices or the features of our solutions. If so, in addition to the possibility of fines, lawsuits and other claims, we could be required to fundamentally change our business activities and practices or modify our software, which could have an adverse effect on our business. Any inability to adequately address privacy concerns, even if unfounded, or comply with applicable privacy or data protection laws, regulations and policies, could result in additional cost and liability to us, damage our reputation, inhibit sales and harm our business.

Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to the businesses of our customers may limit the use and adoption of, and reduce the overall demand for, our solutions. Privacy concerns, whether valid or not valid, may inhibit market adoption of our solutions particularly in certain industries and foreign countries.

Our ability to sell our products and services is dependent on the quality of our technical support services, and our failure to offer high quality technical support services would have a material adverse effect on our sales and results of operations.

Once our products are deployed within our end-customers’ networks, our end-customers depend on our technical support services, as well as the support of our channel partners, to resolve any issues relating to our products. If we or our channel partners do not effectively assist our customers in deploying our products, succeed in helping our customers quickly resolve post-deployment issues, and provide effective ongoing support, our ability to sell additional products and services to existing customers would be adversely affected and our reputation with potential customers could be damaged. Many large end-customers require higher levels of support than smaller end-customers because of their more complex deployments. If we fail to meet the requirements of our larger end-customers, it may be more difficult to execute on our strategy to increase our penetration with enterprises and other service providers.

As a result, our failure to maintain high quality support services would have a material adverse effect on our business, financial condition and results of operations.

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

We may need additional capital in the future and, if such capital is not available on terms acceptable to us or available to us at all, this may impact our ability to continue to grow our business operations.

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

The market for our Common Stock is volatile, having ranged in the last twelve months from a low of $0.81 to a high of $1.72 on the OTCBB.  The market price for our Common Stock has been, and is likely to continue to be, volatile.  The following factors may cause significant fluctuations in the market price of shares of our Common Stock:

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

As of December 31, 2014, we had 23,623,619 shares of our Common Stock outstanding.

If all warrants, options and restricted stock grants outstanding as of December 31, 2014 are exercised prior to their expiration, up to approximately 7.5 million additional shares of Common Stock could become freely tradable. Such sales of substantial amounts of Common Stock in the public market could adversely affect the prevailing market price of our Common Stock and could also make it more difficult for us to raise funds through future offerings of Common Stock. Additionally we have $257,835 in debt which was converted to stock in February 2015.

Our stockholders approved a reverse stock split for our Common Stock at the 2014 Annual Meeting which, if effected, would have certain dilutive effects, among other effects, on our Common Stock

At the 2014 annual meeting of stockholders, our stockholders approved a reverse stock split at a ratio of not less than one-for-one-and-one-half (1:1.5) and not more than one-for-three (1:3) (the “Reverse Stock Split”).  The decision to proceed with the Reverse Stock Split is at the discretion of the Board of Directors.  If the Reverse Stock Split is effected and the market price of our Common Stock declines, the percentage decline may be greater than would occur in the absence of the Reverse Stock Split. The market price of our Common Stock will also be based on performance and other factors, which are unrelated to the number of shares outstanding.

There can be no assurance that the Reverse Stock Split will result in any particular price for our Common Stock.  As a result, the trading liquidity of our Common Stock may not necessarily improve.

There can be no assurance that the market price per share of our Common Stock after the Reverse Stock Split will increase in proportion to the reduction in the number of shares of our Common Stock outstanding before the Reverse Stock Split.  Accordingly, the total market capitalization of our Common Stock after the Reverse Stock Split may be lower than the total market capitalization before the Reverse Stock Split. Moreover, in the future, the market price of our Common Stock following the Reverse Stock Split may not exceed or remain higher than the market price prior to the Reverse Stock Split.

Because the number of issued and outstanding shares of Common Stock would decrease as a result of the Reverse Stock Split, the number of authorized but unissued shares of Common Stock would increase on a relative basis. If we issue additional shares of Common Stock, the ownership interest of our current stockholders would be diluted, possibly substantially.

The proportion of unissued, authorized shares to issued shares could, under certain circumstances, have an anti-takeover effect. For example, the issuance of a large block of Common Stock could dilute the stock ownership of a person seeking to effect a change in the composition of our Board of Directors or contemplating a tender offer or other transaction for the combination of Auxilio with another company. The Reverse Stock Split, however, was not proposed in response to any effort of which we are aware to accumulate shares of our Common Stock or obtain control of the Company, nor is it part of a plan by management to recommend a series of similar amendments to the Board of Directors and stockholders.

The Reverse Stock Split may result in some stockholders owning “odd lots” of less than 100 shares of Common Stock. Odd lot shares may be more difficult to sell, and brokerage commissions and other costs of transactions in odd lots are generally somewhat higher than the costs of transactions in “round lots” of even multiples of 100 shares.

Some investors may interpret the Reverse Stock Split as a signal that Auxilio lacks confidence in its ability to increase its stock price naturally.

There can be no assurances that our Common Stock will obtain qualification for listing on a national exchange on grounds other than the minimum share price requirement.

Our Board of Directors intends to effect the Reverse Stock Split only if it believes that a decrease in the number of shares is likely to improve the trading price of our Common Stock and if the implementation of the Reverse Stock Split is determined by the Board of Directors to be in the best interests of Auxilio and its stockholders.

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

A deterioration in the global credit markets, the financial services industry and the U.S. economy could result in a period of substantial turmoil.  The impact of these events on our business and the severity of an economic crisis is uncertain.  It is possible that a crisis in the global credit markets, the financial services industry or the U.S. economy could adversely affect our business, vendors and prospects as well as our liquidity and financial condition.  This could impact our ability to increase our customer base and generate positive cash flows.  Although we were able to raise additional working capital through convertible note agreements and private placement offerings of our Common Stock, we may not be able to continue this practice in the future or we may not be able to obtain additional working capital through other debt or equity financings.  In the event that sufficient capital cannot be obtained, we may be forced to minimize growth to a point that would be detrimental to our business development activities.  These courses of action may be detrimental to our business prospects and result in material charges to our operations and financial position.  In the event that any future financing should take the form of the sale of equity securities, the current equity holders may experience dilution of their investments.

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

We are not a party to any material legal proceedings, nor has any material proceeding been terminated during the fiscal year ended December 31, 2014.

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

The following table presents quarterly information on the high and low sales prices of our Common Stock for the fiscal year ending December 31, 2015 (through March 27, 2015), and the fiscal years ended December 31, 2014 and 2013, furnished by the OTCBB.

	High	Low
Fiscal Year Ending December 31, 2015
First Quarter (through March 27, 2015)	$1.25	$0.96

Fiscal Year Ended December 31, 2014
First Quarter	$1.72	$1.18
Second Quarter	$1.72	$1.21
Third Quarter	$1.33	$0.96
Fourth Quarter	$1.17	$0.81

Fiscal Year Ended December 31, 2013
First Quarter	$1.03	$0.82
Second Quarter	$1.03	$0.81
Third Quarter	$1.05	$0.81
Fourth Quarter	$1.59	$0.95

The high and low sales prices for our Common Stock on March 27, 2015, as quoted on the OTCBB, were $1.21 and $1.16, respectively.

Holders

On March 27, 2015, we had approximately 115 stockholders of record.

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

Repurchases

During the fiscal year ended December 31, 2014, we did not repurchase any of our securities.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain information as of December 31, 2014 with respect to our existing equity compensation plans under which shares of our Common Stock are authorized for issuance.

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuances Under Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	4,886,829	$1.05	688,484
Equity compensation plans not approved by security holders (2)	2,208,565	$1.11	-
Restricted stock units (3)	400,000	-	-
Total	7,495,384		688,484

(1)	These plans consist of the 2001 Stock Option Plan, the 2003 Stock Option Plan, the 2004 Stock Option Plan, the 2007 Stock Option Plan and the 2011 Stock Incentive Plan.
(2)
From time to time and at the discretion of the Board, we may issue warrants and stock options to our key individuals or officers as performance-based compensation.  We have also issued warrants to debt holders in connection with a convertible debt agreement and to Cambria Capital, LLC in consideration for financing arrangements.

(3)	The Board has authorized the issuance of restricted stock units to Mike Gentile in connection with his employment agreement. As of December 31, 2014, these shares have not been issued.

ITEM 6.	SELECTED FINANCIAL DATA.

As a smaller reporting company, we are not required to include this information in our Annual Report on Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion presents information about our consolidated results of operations, financial condition, liquidity and capital resources and should be read in conjunction with our consolidated financial statements and the notes thereto beginning on page F-1 of this Annual Report.

Overview

We provide fully-outsourced managed print services and data security services to the healthcare industry that help reduce expenses, increase efficiency and mitigate risks across a hospital or health system. We work exclusively in healthcare and intimately understand the needs we solve on a daily basis.

Our managed print services group helps hospitals and health systems reduce expenses and create manageable, dependable document image management programs by managing their back-office processes.  The process is initiated through a detailed proprietary managed print services assessment.  The assessment is a strategic, operational and financial analysis that is performed at the customer’s premises using a combination of proprietary processes and innovative web-based technology for data collection and report generation.  After the assessment and upon engagement, we charge the customer on a per print basis.  This charge covers the entire print management process and includes the placement of a highly trained resident team on-site to manage the entire process.

Our data security group is built on four pillars that addresses the most common security needs in healthcare: Security Process and Program Development, Regulatory and Penetration Assessments, Incident and Breach Response and Delphiis™ IT Risk Manager SaaS Solution. Our team has the expertise needed to help hospitals and health systems build the foundation needed to ensure the confidentiality, integrity and security of patient health information (PHI). Our technology revolutionizes the way in which hospitals and health systems perform their annual HIPAA analysis, regulatory and on-going risk assessments by making it fast, effective and affordable.

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

We consider the following accounting policies to be those most important to the portrayal of our financial condition and those that require the most subjective judgment:

Revenue recognition and deferred revenue

The Company derives its revenue from four sources: (1) managed print services revenue; (2) equipment revenue; (3) software subscription services revenue, which is comprised of subscription fees from customers accessing the Company’s enterprise cloud computing services and customers purchasing additional ongoing managed services beyond the standard support that is included in the basic software subscription fees; and (4) consulting services such as process mapping, project management and implementation services.

The Company commences revenue recognition when all of the following conditions are satisfied:

•	there is persuasive evidence of an arrangement;
•	the service has been or is being provided to the customer;
•	the collection of the fees is reasonably assured; and
•	the amount of fees to be paid by the customer is fixed or determinable.

•	Managed Print Services and MFD equipment revenue

Revenue is recognized pursuant to ASC Topic 605, “Revenue Recognition” (ASC 605).  Monthly service and supply revenue is earned monthly during the term of the contract, as services and supplies are provided. Revenues from equipment sales transactions are earned when there is persuasive evidence of an arrangement, delivery has occurred, the sales price has been determined and collectability has been reasonably assured. For equipment that is to be placed at a customer’s location at a future date, revenue is deferred until the placement of such equipment.

We enter into arrangements that include multiple deliverables, which typically consist of the sale of Multi-Function Device (“MFD”) equipment and a support services contract.  We account for each element within an arrangement with multiple deliverables as separate units of accounting.  Revenue is allocated to each unit of accounting under the guidance of ASC Topic 605-25, Multiple-Deliverable Revenue Arrangements, which provides criteria for separating consideration in multiple-deliverable arrangements by establishing a selling price hierarchy for determining the selling price of a deliverable.  The selling price used for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE nor third-party evidence is available.  We are required to determine the best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis.  We generally do not separately sell MFD equipment or service on a standalone basis.

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

•	Software Subscriptions and Managed Services Revenue

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

The Company’s software subscription service arrangements are non-cancelable and do not contain refund-type provisions.

•	Consulting Service Revenues

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

Impairment of intangible assets

The Company performs an impairment test of goodwill at least annually or on an interim basis if any triggering events occur that would merit another test.  The impairment test first involves assessing qualitative factors to determine if there is a possible impairment and if it is necessary to perform the first step of the two-step impairment test that compares the fair value based on market capitalization of the Company with its book value of net assets, including goodwill and intangibles. We have not had to perform step 2 of the impairment test because the fair value has exceeded the carrying amount. For other intangible assets with definite lives, we compare future undiscounted cash flow forecasts prepared by management to the carrying value of the related intangible asset group to determine if there is impairment.

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

Results of Operations

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

Net Revenue

Revenues consist of equipment sales, ongoing service fees and licensed software sales.  Net revenue increased by $1,057,098 to $44,032,076 for the year ended December 31, 2014, as compared to the same period in 2013.  Of this increase, approximately $3,300,000 is a result of the addition of new recurring service revenue contracts between December 2013 and October 2014. We added approximately $1,200,000 in consulting revenues and software subscriptions from our newly acquired company, Delphiis, Inc. Partially offsetting these increases was a net reduction of approximately $1,100,000 from existing customers, where there was a reduction in unit price and sales volume, and non-renewing contracts, offset by the expansion of services. We also saw an additional drop in sales volume with some of our existing customers due to the consolidation of operations and the impact from the severe storms that hit the east coast at the beginning of this year. We still anticipate overall revenue growth as a result of the expansion of our customer base.  Equipment sales for 2014 were approximately $3,600,000 as compared to approximately $5,900,000 in 2013. Equipment revenues in 2013 were primarily from copier fleet refresh activities at three customers which were not repeated in 2014 as these fleet refreshes are typically done every five years at any one customer facility.

Cost of Revenues

Cost of revenues consists of document imaging equipment, parts, supplies and salaries expense for field services personnel.  Cost of revenues was $35,799,726 for the year ended December 31, 2014, as compared to $35,294,204 for the same period in 2013. The increase in the cost of revenues in 2014 is attributed primarily to the addition of new recurring service revenue contracts between December 2013 and October 2014. We incurred approximately $1,050,000 in additional staffing, approximately $200,000 of additional travel costs and approximately $1,000,000 in additional service and supply costs, primarily as a result of our new customers. Equipment costs decreased by approximately $1,700,000 in 2014, primarily as a result of the decrease in equipment revenues from the copier fleet refresh activities.

Gross margin increased slightly to 19% of revenue in 2014 as compared to 18% in 2013. We saw an improvement in our gross margin from accounts that came on board over the last couple of years that was partially offset by the lower revenue from the drop in sales volume from the existing customers noted above.  We anticipate this trend to continue but anticipate an overall increase in cost of revenues sold as a result of the expansion of our customer base.

Sales and Marketing

Sales and marketing expenses include salaries, commissions and expenses of sales and marketing personnel, travel and entertainment, and other selling and marketing costs.  Sales and marketing expenses were $2,125,085 for the year ended December 31, 2014, as compared to $2,112,285 for the same period in 2013. Staffing costs, including commissions, increased approximately $150,000 in 2014 because we increased sales staff headcount. Offsetting this, our channel marketing costs decreased approximately $110,000 due to the termination of a marketing agreement with a channel partner in mid-2013.

General and Administrative

General and administrative expenses, which include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, and other administrative costs, increased by $646,596 to $4,432,374 for the year ended December 31, 2014.  The increase is due to the professional fees incurred to acquire Delphiis, Inc. in July 2014 along with amortization of the identified intangible assets acquired under that transaction. Also contributing to the increase was the addition of an Executive Vice President, Consulting and Managed IT Services Group to the Company in February 2014 and executive severance costs incurred in March 2014.

Other Income (Expense)

Interest expense for the year ended December 31, 2014 was $259,112, compared to $436,476 for the same period in 2013. The reduction is due to the reduction in the average borrowings on the bank line of credit and the conversion of $1,700,000 of debt to equity in July 2014.

Other income in 2013 of $80,000 was the proceeds from a contract settlement with a former customer. We had no such activity in 2014.

Income Tax Expense

Income tax expense for the year ended December 31, 2014 was $78,860 and was $78,419 for the year ended December 31, 2013. They were relatively comparable as a result of similar taxable income outcomes for both years.

Liquidity and Capital Resources

At December 31, 2014, our cash and cash equivalents were $4,743,395 and our working capital was $2,790,005.  By comparison, our working capital was $253,807 as of December 31, 2013. Our principal cash requirements were for operating expenses, including equipment, supplies, employee costs, and capital expenditures and funding of the operations.  Our primary sources of cash were from service and equipment sale revenues.

During the year ended December 31, 2014, cash provided by operating activities was $1,480,510 as compared to cash provided by operating activities of $2,578,804 for the same period in 2013.  Our cash generated from operating activities in 2014 was level with earnings while in 2013 our cash generated was greater than earnings due primarily to lowered accounts receivable balances at year end as a result of more successful collection efforts then.

We expect to continue to establish recurring revenue contracts to new customers throughout 2015 which we expect to have higher cost of revenues at the start of the engagements with most new customers. In addition, we plan to continue to grow our recent strategy to diversify our business into the data security industry. As a result of these two factors, we may seek additional financing, which may include debt and/or equity financing or funding through third party agreements. In May 2012, we entered into an asset-based line of credit agreement with a financial institution. This facility provides for borrowings up to $2,000,000 not to exceed 80% of eligible receivables.  We may seek additional financing; however there can be no assurance that additional financing will be available on acceptable terms, if at all.  Any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants.  Management believes that cash generated from debt and/or equity financing arrangements along with funds from operations will be sufficient to sustain our business operations over the next twelve months. Management believes that cash flows from operations together with cash reserves and our bank line of credit availability will allow us to complete these transactions without disrupting operations.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist primarily of conventional operating leases and purchase and other commitments arising in the normal course of business, as further discussed below under the section “Contractual Obligations, Contingent Liabilities and Commitments.”  As of December 31, 2014, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Related Party Transactions

On November 1, 2012, we entered into a consulting agreement with John D. Pace, Chairman of the Board, to provide support to us in the capacity of Chief Strategy Officer. The agreement provided for payment to Mr. Pace of $4,000 per month as compensation for his services through December 31, 2013.  The agreement expired and was not renewed.  During the fiscal year ended December 31, 2013, we paid Mr. Pace $48,000 for these consulting services.

Contractual Obligations, Contingent Liabilities and Commitments

As of December 31, 2014, expected future cash payments, including interest portion, related to contractual obligations, contingent liabilities, and commitments were as follows:

	Payments Due by Period
	Total	Within 1 year	Year 2-3	Year 4-5	More than 5 years
Notes payable	$390,396	$14,549	$375,847	$-	$-
Capital leases	117,857	64,598	53,259	-	-
Operating leases	178,059	178,059	-	-	-
Total	$686,312	$257,206	$429,106	$-	$-

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this item are included in Part IV, Item 15 of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Management conducted an assessment of the effectiveness, as of December 31, 2014, of our internal control over financial reporting, based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on their assessment under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

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

The information with respect to our executive officers and directors appearing in our Definitive Proxy Statement to be filed with the SEC in connection with the 2015 Annual Meeting of Stockholders (“Proxy Statement”), is hereby incorporated by reference.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Auxilio, Inc.

We have audited the accompanying consolidated balance sheets of Auxilio, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2014.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Auxilio, Inc. as of December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ HASKELL & WHITE LLP

Irvine, California
March 30, 2015

AUXILIO, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$4,743,395	$4,668,624
Accounts receivable, net	6,808,183	3,856,791
Prepaid and other current assets	214,105	332,759
Supplies	1,066,132	967,354
Total current assets	12,831,815	9,825,528

Property and equipment, net	215,747	160,709
Deposits	34,413	34,413
Loan acquisition costs	-	51,162
Intangible assets, net	1,265,000	-
Goodwill	2,473,656	1,517,017
Total assets	$16,820,631	$11,588,829

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$7,417,361	$5,057,339
Accrued compensation and benefits	1,447,132	1,556,513
Line of credit	200,000	400,000
Deferred revenue	921,771	868,186
Convertible notes payable, net of discount of $82,250 at December 31, 2013	-	1,617,750
Current portion of capital lease obligations	55,546	71,933
Total current liabilities	10,041,810	9,571,721

Long-term liabilities:
Notes payable to related parties, net of discount of $30,189 at December 31, 2014	333,534	-
Capital lease obligations, less current portion	49,822	46,558
Total long-term liabilities	383,356	46,558

Commitments and contingencies

Stockholders’ equity (deficit):
Common stock, par value at $0.001, 33,333,333 shares authorized, 23,623,619 shares issued and outstanding at December 31, 2014 and 20,643,966 shares issued and outstanding at December 31, 2013	23,625	20,645
Additional paid-in capital	26,576,506	23,491,490
Accumulated deficit	(20,204,666)	(21,541,585)
Total stockholders’ equity (deficit)	6,395,465	1,970,550
Total liabilities and stockholders’ equity (deficit)	$16,820,631	$11,588,829

The accompanying notes are an integral part of these consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2014	2013
Net revenues	$44,032,076	$42,974,978
Cost of revenues	35,799,726	35,294,204
Gross profit	8,232,350	7,680,774
Operating expenses:
Sales and marketing	2,125,085	2,112,285
General and administrative expenses	4,432,374	3,785,778
Total operating expenses	6,557,459	5,898,063
Income from operations	1,674,891	1,782,711
Other income (expense):
Interest expense	(259,112)	(436,476)
Other income	-	80,000
Total other income (expense)	(259,112)	(356,476)

Income before provision for income taxes	1,415,779	1,426,235
Income tax expense	78,860	78,419
Net income	$1,336,919	$1,347,816

Net income per share:
Basic	$0.06	$0.07
Diluted	$0.06	$0.06

Number of weighted average shares outstanding:
Basic	22,062,789	20,259,776
Diluted	23,437,628	22,843,480

The accompanying notes are an integral part of these consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2014 AND 2013

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at January 1, 2013	19,818,642	$19,820	$22,491,361	$(22,889,401)	$(378,220)
Stock compensation expense for options and warrants granted to employees and consultants	-	-	576,195	-	576,195
Options and warrants exercised	396,570	396	133,880	-	134,276
Restricted stock granted for marketing services	328,754	329	190,154	-	190,483
Conversion of convertible note payable	100,000	100	99,900	-	100,000
Net income	-	-	-	1,347,816	1,347,816
Balance at December 31, 2013	20,643,966	20,645	23,491,490	(21,541,585)	1,970,550
Stock compensation expense for options and warrants granted to employees and consultants	-	-	280,061	-	280,061
Stock compensation expense for restricted stock granted to key employee	-	-	30,634	-	30,634
Options and warrants exercised	349,247	349	64,951	-	65,300
Conversion of convertible note payable	1,700,000	1,700	1,698,300	-	1,700,000
Acquisition of Delphiis, Inc.	930,406	931	1,011,070	-	1,012,001
Net income	-	-	-	1,336,919	1,336,919
Balance at December 31, 2014	23,623,619	$23,625	$26,576,506	$(20,204,666)	$6,395,465

The accompanying notes are an integral part of these consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013
Cash flows provided by operating activities:
Net income	$1,336,919	$1,347,816
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	107,621	123,725
Amortization of intangible assets	105,000	-
Stock compensation expense for options and warrants granted to employees and consultants	280,061	576,195
Fair value of restricted stock granted for marketing services	-	190,483
Stock compensation expense for restricted stock issued to key employee	30,634	-
Interest expense related to accretion of debt discount costs	91,784	141,000
Interest expense related to amortization of loan acquisition costs	51,162	107,874
Changes in operating assets and liabilities:
Accounts receivable	(2,579,359)	836,869
Prepaid and other current assets	118,654	(280,646)
Supplies	(98,778)	92,376
Deposits	-	1,875
Accounts payable and accrued expenses	2,266,006	(522,381)
Accrued compensation and benefits	(128,690)	(2,026)
Deferred revenue	(100,504)	(34,356)
Net cash provided by operating activities	1,480,510	2,578,804
Cash flows (used for) investing activities:
Purchases of property and equipment	(94,165)	(11,841)
Purchase of Delphiis, Inc. net of cash acquired	(995,257)	-
Net cash (used for) investing activities	(1,089,422)	(11,841)
Cash flows (used for) financing activities:
Net (repayments on) proceeds from line of credit agreement	(200,000)	(128,486)
Payments on notes payable to related parties	(100,000)	-
Payments on capital leases	(81,617)	(95,101)
Proceeds from exercise of options and warrants	65,300	134,276
Net cash (used for) financing activities	(316,317)	(89,311)
Net increase in cash and cash equivalents	74,771	2,477,652
Cash and cash equivalents, beginning of year	4,668,624	2,190,972
Cash and cash equivalents, end of year	$4,743,395	$4,668,624

The accompanying notes are an integral part of these consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year Ended December 31,
	2014	2013
Supplemental disclosure of cash flow information:
Interest paid	$116,100	$187,602
Income tax paid	$102,733	$6,345

Non-cash investing and financing activities:
Property and equipment acquired through capital leases	$68,494	$45,589
Conversion of convertible note payable	$1,700,000	$100,000
Common stock issued for acquisition of Delphiis, Inc.	$1,012,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(1)           Basis of Presentation and Summary of Significant Accounting Policies

Business Activity

We are engaged in the business of providing fully-outsourced managed print services to the healthcare industry, working exclusively with hospitals throughout the United States.

Basis of Presentation

The accompanying consolidated financial statements were prepared in conformity with GAAP, and include the accounts of Auxilio and our wholly-owned subsidiaries.  All intercompany balances and transactions were eliminated.

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

Revenue Recognition and Deferred Revenue

The Company derives its revenue from four sources: (1) managed print services revenue; (2) equipment revenue; (3) software subscription services revenue, which is comprised of subscription fees from customers accessing the Company’s enterprise cloud computing services and customers purchasing additional ongoing managed services beyond the standard support that is included in the basic software subscription fees; and (4) consulting services such as process mapping, project management and implementation services.

The Company commences revenue recognition when all of the following conditions are satisfied:

•	there is persuasive evidence of an arrangement;
•	the service has been or is being provided to the customer;
•	the collection of the fees is reasonably assured; and
•	the amount of fees to be paid by the customer is fixed or determinable.

•	Managed Print Services and MFD Equipment Revenue

Revenue is recognized pursuant to ASC Topic 605, “Revenue Recognition” (ASC 605).  Monthly service and supply revenue is earned monthly during the term of the contract, as services and supplies are provided. Revenues from equipment sales transactions are earned when there is persuasive evidence of an arrangement, delivery has occurred, the sales price has been determined and collectability has been reasonably assured. For equipment that is to be placed at a customer’s location at a future date, revenue is deferred until the placement of such equipment.

We enter into arrangements that include multiple deliverables, which typically consist of the sale of Multi-Function Device (“MFD”) equipment and a support services contract.  We account for each element within an arrangement with multiple deliverables as separate units of accounting.  Revenue is allocated to each unit of accounting under the guidance of ASC Topic 605-25, Multiple-Deliverable Revenue Arrangements, which provides criteria for separating consideration in multiple-deliverable arrangements by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE nor third-party evidence is available. We are required to determine the best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. We generally do not separately sell MFD equipment or service on a standalone basis. Therefore, we do not have VSOE for the selling price of these units. As we purchase the equipment, we have third-party evidence of the cost of this element. We estimate the proceeds from the arrangement to allocate to the service unit based on historical cost experiences. Based on the relative costs of each unit to the overall cost of the arrangement, we utilize the same relative percentage to allocate the total arrangement proceeds.

•	Software Subscriptions and Managed Services Revenue

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

The Company’s software subscription service arrangements are non-cancelable and do not contain refund-type provisions.

•	Consulting Service Revenues

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

Accounts Receivable

We provide an allowance for doubtful accounts equal to the estimated uncollectible amounts. Our estimate is based on historical collection experience and a review of the current status of trade accounts receivable.  It is reasonably possible that our estimate of the allowance for doubtful accounts will change.  Management believes that no accounts receivable were uncollectible at December 31, 2014 or 2013.

Supplies

Supplies consist of parts and supplies for the automated office equipment, including copiers, facsimile machines and printers.  Supplies are valued at the lower of cost or market value on a first-in, first-out basis.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation.  Depreciation of the property and equipment is provided using the straight-line method over the assets’ estimated economic lives, which range from two to seven years.  Expenditures for maintenance and repairs are charged to expense as incurred.

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

We first assessed qualitative factors to determine if there has been a possible impairment where the fair value was less than the carrying amount.  For certain intangibles, we felt it necessary to complete the first step in an impairment test which indicated that the fair value based on market capitalization of the Company exceeded the book value of net assets, including goodwill and intangibles. As a result it was unnecessary to perform the second step of the impairment test comparing the implied fair value of the goodwill with the book value. Given the results of these tests, we have concluded that there is no impairment of the intangibles.

Long-Lived Assets

In accordance with ASC Topic 350, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If there are indications of impairment, we use future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable.  In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value.  Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less the cost to sell. As of December 31, 2014, management determined there was no impairment of these assets.

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, line of credit and capital lease obligations approximate fair value due to the short-term nature of these financial instruments. The carrying amount of our host debt contract of our convertible debt approximates its fair value as we believe the credit market has not materially changed since the original borrowing date.

Stock-Based Compensation

We recognize stock-based compensation as an expense in accordance with ASC Topic 718 “Share-Based Payments” (“ASC 718”) and value the equity securities based on the fair value of the security on the date of grant.  Stock option awards are valued using the Black-Scholes option-pricing model.

For the years ended December 31, 2014 and 2013, stock-based compensation expense recognized in the consolidated statements of operations is as follows:

	Year Ended December 31,
	2014	2013
Cost of revenues	$173,089	$149,010
Sales and marketing	19,371	116,189
General and administrative expenses	118,235	310,996
Total stock based compensation expense	$310,695	$576,195

The weighted average estimated fair value of stock options granted during 2014 and 2013 was $0.55 and $0.39 per share, respectively.  These amounts were determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the expected life of the option.  The assumptions used in the Black-Scholes model were as follows for stock options granted in 2014 and 2013:

	2014	2013
Risk-free interest rate	0.07% to 0.09%	0.11% to 0.16%
Expected volatility of our Common Stock	57.08% to 64.72%	61.40% to 63.00%
Dividend yield	0%	0%
Expected life of options	3 years	3-5 years

The Black-Scholes model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable.  Because option valuation models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options.

Compensation cost associated with grants of restricted stock units are also measured at fair value. We evaluate the assumptions used to value restricted stock units on a quarterly basis. When factors change, including the market price of the stock, share-based compensation expense may differ significantly from what was recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned share-based compensation expense. As of December 31, 2014, we have not granted any restricted stock units under the 2011 Stock Incentive Plan.

Basic and Diluted Net Income Per Share

In accordance with ASC Topic 260, “Earnings Per Share,” basic net income per share is calculated using the weighted average number of shares of our Common Stock issued and outstanding during a certain period, and is calculated by dividing net income by the weighted average number of shares of our Common Stock issued and outstanding during such period. Diluted net income per share is calculated using the weighted average number of common and potentially dilutive common shares outstanding during the period, using the as-if converted method for secured convertible notes, and the treasury stock method for options and warrants.

As of December 31, 2014, potentially dilutive securities consisted of options and warrants to purchase 7,095,394 shares of our Common Stock at prices ranging from $0.30 to $2.15 per share. Of these potentially dilutive securities, only 1,374,839 of the shares to purchase common stock from the options are included in the computation of diluted earnings per share because the effect of including the remaining instruments would be anti-dilutive.

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

The following table sets forth the computation of basic and diluted net income per share:

	Year Ended December 31,
	2014	2013
Numerator:
Net income	$1,336,919	$1,347,816
Effects of dilutive securities:
Convertible notes payable	75,189	8,966
Income after effects of conversion of note payable	$1,412,108	$1,356,782

Denominator:
Denominator for basic calculation weighted averages	22,062,789	20,259,776

Dilutive Common Stock equivalents:
Convertible debt	-	1,700,000
Options and warrants	1,374,839	883,704
Denominator for diluted calculation weighted average	23,437,628	22,843,480

Net income per share:
Basic net income per share	$.06	$.07
Diluted net income per share	$.06	$.06

Segment Reporting

Based on our integration and management strategies, we operate in a single business segment.  For the years ended December 31, 2014 and 2013, all revenues were derived from domestic operations.

Subsequent Events

Management has evaluated events subsequent through the date of filing of this Annual Report on Form 10-K and, except for the debt converted to stock in February 2015, as described in Note (6),  there is no effect on the financial statements, nor any items that would require disclosure.

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board that we adopt as of the specified effective date.  Unless otherwise discussed in these financial statements and notes or in our Annual Report on Form 10-K for the year ended December 31, 2014, we believe the impact of any recently issued standards that are not yet effective are either not applicable to us at this time or will not have a material impact on our consolidated financial statements upon adoption.

(2)           Accounts Receivable

A summary of accounts receivable follows:

	As of December 31,
	2014	2013
Trade receivables	$8,105,330	$4,572,656
Unapplied advances and unbilled revenue, net	(1,297,147)	(715,865)
Allowance for doubtful accounts	-	-
	$6,808,183	$3,856,791

(3)           Property and Equipment

A summary of property and equipment follows:

	As of December 31,
	2014	2013
Furniture and fixtures	$68,184	$55,695
Computers and office equipment	650,352	576,025
Fleet equipment	260,866	240,157
Leasehold improvements	3,838	3,838
	983,240	875,715
Less accumulated depreciation and amortization	(767,493)	(715,006)
	$215,747	$160,709

Depreciation and amortization expense for property, equipment, and improvements amounted to $107,621 and $123,725 for the years ended December 31, 2014 and 2013, respectively.

(4)           Intangible Assets

Intangible assets consist of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Life (years)
Acquired technology	$900,000	$(45,000)	$855,000	10
Customer relationships	400,000	(40,000)	360,000	5
Trademarks	50,000	(16,667)	33,333	1.5
Non-compete agreements	20,000	(3,333)	16,667	3
Total intangible assets	$1,370,000	$(105,000)	$1,265,000

Please see Note 16, Stock Purchase Agreement – Delphiis, Inc., below for further discussion of the origin of these intangible assets.

(5)           Line of Credit

On May 4, 2012, we entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Avidbank Corporate Finance, a Division of Avidbank (“Avidbank”).  On April 26, 2013, we amended the Loan and Security Agreement with Avidbank. On April 25, 2014, we again amended the Loan and Security Agreement with Avidbank (the “Second Avidbank Amendment”). Under the Second Avidbank Amendment, the term of the revolving line-of-credit of up to $2.0 million extends through April 25, 2015, at an interest rate of prime plus 1.0% per annum.  As of December 31, 2014 the interest rate was 4.25%.  There will be no minimum interest payable with respect to any calendar quarter. The amount available to us at any given time is the lesser of (a) $2.0 million, or (b) the amount available under our borrowing base (80% of our eligible accounts, minus (1) accrued client lease payables, and minus (2) accrued equipment pool liability).  While there are outstanding credit extensions, our adjusted EBITDA may be an adjusted EBITDA loss of up to $200,000 for any single quarter so long as we achieve a positive adjusted EBITDA for the prior quarter and subsequent quarter. The foregoing description is qualified in its entirety by reference to the Second Amendment to the Loan and Security Agreement between Avidbank Corporate Finance and Auxilio, Inc. which is found as Exhibit 10.1 to Form 10-Q as filed with the Securities and Exchange Commission (“SEC”) on May 14, 2014. We were in compliance with all of the Avidbank agreement covenants as of December 31, 2014 and December 31, 2013.

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

Interest charges associated with the Avidbank line of credit, including amortization of the discounts and loan acquisition costs totaled $22,776 and $50,664, respectively, for the years ended December 31, 2014 and 2013, respectively.

(6)           Notes Payable – Related Parties

We assumed debt totaling $463,723 when we acquired Delphiis, Inc. effective July 1, 2014 (see Note 16).  In July 2014, we paid $100,000 to the note holders upon Delphiis’s collection of $100,000 from accounts receivable outstanding as of June 30, 2014. For the remaining $363,723 we have outstanding promissory notes payable to an employee and another principal who were majority owners of Delphiis, Inc.  The notes bear interest at the rate of 4% per annum, upon which we are to make quarterly interest-only payments on the total principal amount outstanding at the end of each calendar quarter.  The notes mature on July 31, 2016 and contain no prepayment penalty. Pursuant to the terms of the notes, we will accelerate payment on fifty percent (50%) of the outstanding amount due under such notes at such time as Delphiis, Inc. achieves $1,500,000 of bookings measured from the date of the Agreement, and the remaining fifty percent (50%) will be paid at such time as Delphiis, Inc. achieves $4,000,000 of bookings measured from July 1, 2014.     Interest expense on the notes, including amortization of the discount, for the year ended December 31, 2014 totaled $16,808.

In February 2015, Delphiis reached the first bookings target of $1,500,000 resulting in payment and vesting of 50% of the outstanding debt. On February 19, 2015, a holder of $257,835 of the notes agreed to convert the principal amount of his note into 257,835 shares of our common stock. Since Delphiis had reached the $1,500,000 bookings target, on February 24, 2015, we issued 128,917 of the shares to the note holder. The remaining $128,918 of his note was converted to restricted stock units and shares will be issued at the earlier of the achievement of the $4,000,000 of bookings target is reached, or July 31, 2016. The foregoing summary of the note conversion is qualified in its entirety by reference to the full context of the Note Conversion Agreement which is found as Exhibit 99.1 to our 8-K filing on February 27, 2015.

(7)           Convertible Notes Payable

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

Interest charges associated with the convertible notes payable, including amortization of the discounts and loan acquisition costs totaled $208,601 and $371,084 for the years ended December 31, 2014 and 2013, respectively.

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

The holders of the Notes elected to convert all of the principal into 1,850,000 shares of common stock during the term of the Notes with 150,000 shares converted during 2012 and 2013, 150,000 shares converted from March 2014, to June 2014 and the remaining 1,550,000 shares converted in July 2014. The warrants remain outstanding until their exercise or expiration.

(8)           Warrants

Below is a summary of warrant activity during the years ended December 31, 2013 and 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2013	2,454,606	$1.34
Granted in 2013	1,500,000	$1.01
Exercised in 2013	(321,345)	$0.46
Cancelled in 2013	(649,696)	$1.87
Outstanding at December 31, 2013	2,983,565	$1.15	4.08	$998,372
Granted in 2014	-	$-
Exercised in 2014	(122,500)	$1.01
Cancelled in 2014	(652,500)	$1.31
Outstanding at December 31, 2014	2,208,565	$1.11	3.35	$235,750

Warrants exercisable at December 31, 2014	1,508,565	$1.16	3.35	$165,750

The following tables summarize information about warrants outstanding and exercisable at December 31, 2014:

Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining in Contractual Life in Years	Outstanding Warrants Weighted Average Exercise Price	Number of Warrants Exercisable	Exercisable Warrants Weighted Average Exercise Price
$0.30 to $0.75	141,667	1.36	$0.60	141,667	$0.60
$0.91 to $1.84	2,066,898	3.56	$1.15	1,366,898	$1.22
$0.30 to $1.84	2,208,565	3.35	$1.11	1,508,565	$1.16

On January 16, 2013, we granted to four executive employees warrants to purchase a total of 1,500,000 shares of common stock with a strike price set at $1.01. The exercise price equals the fair value of our stock on the grant date.  Of these warrants, 150,000 vested immediately and 1,350,000 vest contingent upon the Company achieving certain performance targets for fiscal years 2013 through 2016 as follows:

Year Ended December 31,	Number of Shares
2013	450,000
2014	366,667
2015	366,667
2016	166,666

The fair value of the warrants that vest is determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.14%, (ii) estimated volatility of 62.94%; (iii) dividend yield of 0.0%; and (iv) expected life of the warrants of five years. The performance targets in 2013 were deemed achieved by the Board of Directors. We have recorded stock compensation for the 150,000 initially vested shares and the 450,000 contingent shares totaling $315,176 for the year ended December 31, 2013.

In March 2014, one of the executives separated from the Company which resulted in the full vesting of all 200,000 shares of his remaining warrant grants. We have recorded stock compensation for the shares totaling $105,059 for the year ended December 31, 2014. Also in 2014, three of the executives’ employment agreements provided for a modification of the vesting of this warrant grant. The revised vesting schedule is as follows:

Year Ended December 31,	Number of Shares
2014	233,334
2015	233,334
2016	233,332

Our Board of Directors determined that the performance measures for 2014 were not met. As such the warrants for 2014 did not vest to the three executives.

(9)	Stock Option and Stock Incentive Plans

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

On March 17, 2011, the Board approved the 2011 Stock Incentive Plan (the “2011 Plan”), and it became effective on May 12, 2011. The 2011 Plan authorizes the issuance of no more than 5,970,000 shares of our Common Stock and it provides for the granting of stock options, stock appreciation rights and restricted stock to our employees, members of the Board and service providers. As of December 31, 2014, there were 688,484 shares available for issuance under the 2011 Plan.

Additional information with respect to these Plans’ stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2013	5,725,031	$1.02
Granted in 2013	247,666	$0.95
Exercised in 2013	(75,225)	$0.59
Cancelled in 2013	(641,123)	$0.98
Outstanding at December 31, 2013	5,256,349	$1.03	5.20	$2,638,054
Granted in 2014	402,500	$1.29
Exercised in 2014	(226,747)	$0.92
Cancelled in 2014	(545,273)	$1.04
Outstanding at December 31, 2014	4,886,829	$1.05	4.79	$912,287

Options exercisable at December 31, 2014	4,193,631	$1.04	4.14	$766,830

The following table summarizes information about stock options outstanding and exercisable at December 31, 2014:

Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining in Contractual Life in Years	Outstanding Options Weighted Average Exercise Price	Number of Options Exercisable	Exercisable Options Weighted Average Exercise Price
$0.30 to $0.75	947,500	3.10	$0.59	949,000	$0.58
$0.76 to $0.90	814,001	5.51	$0.80	764,223	$0.81
$0.91 to $1.84	2,894,328	5.45	$1.20	2,249,408	$1.20
$1.85 to $2.00	201,000	0.35	$1.99	201,000	$1.99
$2.01 to $2.15	30,000	3.67	$2.15	30,000	$2.15
$0.30 to $2.15	4,886,829	4.79	$1.05	4,193,631	$1.04

Unamortized compensation expense associated with unvested options approximates $260,172 as of December 31, 2014. The weighted average period over which these costs are expected to be recognized is approximately 1.6 years.

(10)           Restricted Stock

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

The Sodexo Agreement was further amended in October 2012 (such amendment referred to herein as the “October 2012 Amendment”) in which we eliminated the additional sales and marketing resources that we added under the May 2011 Amendment. Under the new terms we would no longer pay the annual marketing fee, but continue to pay to Sodexo a quarterly commission based on actual revenues received by us from certain existing customers and any new customers Sodexo had brought to us and had signed an agreement for services by August 3, 2013. These commissions totaled $52,857 and $53,824 for the years ended December 31, 2014 and 2013, respectively.

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

The cost recognized for these shares totaled $30,634 for the year ended December 31, 2014.

 (11)           Income Taxes

For the years ended December 31, 2014 and 2013, the components of income tax expense are as follows:

	Year Ended December 31
	2014	2013
Current provision:
Federal	$20,712	$32,167
State	58,148	46,252
	78,860	78,419
Deferred benefit:
Federal	-	-
State	-	-
	-	-
Income tax expense	$78,860	$78,419

Income tax provision amounted to $78,860 and $78,419 for the years ended December 31, 2014 and 2013, respectively (an effective rate of 5.6% for 2014 and 5.5% for 2013).  A reconciliation of the provision for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

	Year Ended December 31
	2014	2013
Computed tax at federal statutory rate of 34%	$465,951	$484,920
State taxes, net of federal benefit	37,088	30,526
Non-deductible items	148,820	172,980
Other	24,310	24,896
Change in valuation allowance	(597,309)	(634,903)
	$78,860	$78,419

Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which is uncertain.  Accordingly, a valuation allowance, in an amount equal to the net deferred tax asset as of December 31, 2014 and 2013 has been established to reflect these uncertainties.  As of December 31, 2014 and 2013, the net deferred tax asset before valuation allowances is approximately $5,346,000 and $5,955,000, respectively, for federal income tax purposes, and $1,067,000 and $1,015,000, respectively for state income tax purposes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of our deferred tax assets and liabilities are as follows:

	Year Ended December 31
	2014	2013
Deferred tax assets:
Accrued salaries/vacation	$221,900	$203,200
Accrued equipment pool	105,100	80,300
State taxes	17,900	12,400
Stock options	844,700	809,200
Credits	131,800	98,300
Net operating loss carryforwards	5,398,100	6,034,900
Total deferred tax assets	6,719,500	7,238,300

Deferred tax liabilities:
Depreciation	34,500	14,300
Amortization of intangibles	4,700	4,700
Other	267,400	249,800
Total deferred tax liabilities	306,600	268,800

Net deferred assets before valuation allowance	6,412,900	6,969,500
Valuation allowance	(6,412,900)	(6,969,500)
Net deferred tax assets	$-	$-

At December 31, 2014, we have available unused net operating loss carryforwards of approximately $13,544,000 for federal and $8,156,000 for state that may be applied against future taxable income and that, if unused, expire beginning in 2014 through 2034.

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

(12)           Retirement Plan

We sponsor a 401(k) plan (the “Plan”) for the benefit of employees who are at least 21 years of age. Our management determines, at its discretion, the annual and matching contribution. We elected not to contribute to the Plan for the years ended December 31, 2014 and 2013.

(13)           Commitments

Leases

We lease our Mission Viejo, California facility under a non-cancellable operating lease effective March 2010 that expires in September 2015. Rent expense for the years ended December 31, 2014 and 2013 totaled $204,257 and $196,165 respectively.  Future minimum lease payments under non-cancelable operating leases during subsequent years are as follows:

December 31,	Payments
2015	$178,059
Total	$178,059

Employment Agreements

Effective January 1, 2012, we entered into an employment agreement with Joseph J. Flynn, our President and Chief Executive Officer (“CEO”) since 2009 (the “Flynn Agreement”). The Flynn Agreement provided that Mr. Flynn would continue his employment as our President and CEO. The Flynn Agreement had a term of two years, provided for an annual base salary of $269,087, and contained an auto renewal provision.  Mr. Flynn also received the customary employee benefits available to our employees. Mr. Flynn also received a bonus of $127,324 in 2013, the achievement of which was based on Company performance metrics. The foregoing summary of the Flynn Agreement is qualified in its entirety by reference to the full text of the employment agreement, which was filed as Exhibit 10.2 to our 8-K filing on December 23, 2011.

Effective January 1, 2014, we entered into a new employment agreement with Mr. Flynn (the “2014 Flynn Agreement”). The 2014 Flynn Agreement provides that Mr. Flynn will continue his employment as our President and CEO. The 2014 Flynn Agreement has a term of two years, provides for an annual base salary of $275,000, and will automatically renew for subsequent twelve (12) month terms unless either party provides advance written notice to the other that such party does not wish to renew the agreement for a subsequent twelve (12) months.  Mr. Flynn also receives the customary employee benefits available to our employees. Mr. Flynn is also entitled to receive a bonus of up to $150,000 per year, the achievement of which is based on Company performance metrics. Further, the 2014 Flynn Agreement revised the vesting schedule of warrants granted to Mr. Flynn in January 2013. The revision spreads the vesting date of the remaining 300,000 unvested shares from 150,000 on January 1, 2015 and 150,000 on January 1, 2016 to 100,000 on January 1, 2015, 100,000 on January 1, 2016 and 100,000 on January 1, 2017. The warrants will vest contingent with the achievement of certain financial performance metrics of the Company for calendar years 2015 and 2016. The calendar year 2014 performance metrics were not met and as such, they did not vest.   We may terminate Mr. Flynn’s employment under the 2014 Flynn Agreement without cause at any time on thirty (30) days advance written notice, at which time Mr. Flynn would receive severance pay for twelve (12) months and be fully vested in all options and warrants granted to date. The foregoing summary of the 2014 Flynn Agreement is qualified in its entirety by reference to the full context of the employment agreement which is found as Exhibit 10.2 to our 10-Q filing on May 14, 2014.

Effective January 1, 2012, we entered into an employment agreement with Paul T. Anthony, our Chief Financial Officer (“CFO”) since 2004 (the “Anthony Agreement”). The Anthony Agreement provided that Mr. Anthony would continue to serve as our Executive Vice President (“EVP”) and CFO. The Anthony Agreement had a term of two years, provided for an annual base salary of $219,037 and contained an auto renewal provision. Mr. Anthony received the customary employee benefits available to our employees. Mr. Anthony also received a bonus of $93,280 in 2013, the achievement of which was based on Company performance metrics.  The foregoing summary of the Anthony Agreement is qualified in its entirety by reference to the full text of the employment agreement, which was filed as Exhibit 10.1 to our 8-K filing on December 23, 2011.

Effective January 1, 2014, we entered into a new employment agreement with Mr. Anthony, (the “2014 Anthony Agreement”). The 2014 Anthony Agreement provides that Mr. Anthony will continue to serve as our EVP and CFO. The 2014 Anthony Agreement has a term of two years, and provides for an annual base salary of $225,000. The 2014 Anthony Agreement will automatically renew for subsequent twelve (12) month terms unless either party provides advance written notice to the other that such party does not wish to renew the agreement for a subsequent twelve (12) months.  Mr. Anthony also receives the customary employee benefits available to our employees. Mr. Anthony is also entitled to receive a bonus of up to $108,000 per year, the achievement of which is based on Company performance metrics.  Further, the 2014 Anthony Agreement revised the vesting schedule of warrants granted to Mr. Anthony in January 2013. The revision spreads the vesting date of the remaining 200,000 unvested shares from 100,000 on January 1, 2015 and 100,000 on January 1, 2016 to 66,667 on January 1, 2015, 66,667 on January 1, 2016 and 66,666 on January 1, 2017. The warrants will vest contingent with the achievement of certain financial performance metrics of the Company for calendar years 2015 and 2016. The calendar year 2014 performance metrics were not met and as such, they did not vest.   We may terminate Mr. Anthony’s employment under the 2014 Anthony Agreement without cause at any time on thirty (30) days advance written notice, at which time Mr. Anthony would receive severance pay for twelve months and be fully vested in all options and warrants granted to date. The foregoing summary of the 2014 Anthony Agreement is qualified in its entirety by reference to the full context of the employment agreement which is found as Exhibit 10.3 to our 10-Q filing on May 14, 2014.

(14)           Concentrations

Cash Concentrations

At times, cash balances held in financial institutions are in excess of federally insured limits. Management performs periodic evaluations of the relative credit standing of financial institutions and limits the amount of risk by selecting financial institutions with a strong credit standing.

Major Customers

For the year ended December 31, 2014, there were three customers that each generated at least 10% of our revenues and these customers represented a total of 42% of revenues.  As of December 31, 2014, net accounts receivable due from these customers totaled approximately $2,800,000.

For the year ended December 31, 2013, there were four customers that each generated at least 10% of our revenues and these customers represented a total of 52% of revenues.  As of December 31, 2013, net accounts receivable due from these customers totaled approximately $1,500,000.

(15)           Related Party Transactions

On November 1, 2012, we entered into a consulting agreement with John D. Pace, Chairman of the Board, to provide support to us in the capacity of Chief Strategy Officer. The agreement provided for payment to Mr. Pace of $4,000 per month as compensation for his services through December 31, 2013.  The agreement expired and was not renewed.  During the fiscal year ended December 31, 2013, we paid Mr. Pace $48,000 for these consulting services.

(16)           Stock Purchase Agreement – Delphiis, Inc.

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

Purchased identifiable intangible assets are amortized on a straight-line basis over the respective useful lives. The estimated useful life of the identifiable intangible assets acquired ranges from 1.5 to 10 years. We recognized goodwill of $956,639. Goodwill is recognized as we expect to be able to realize synergies between the two companies, primarily our ability to provide market and reach for the Delphiis products and services to Auxilio’s customers.

The Company incurred approximately $98,000 in legal, accounting and other professional fees related to this acquisition, all of which were expensed during the year ended December 31, 2014.

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

Employment Agreement

In connection with the Agreement, we entered into an employment agreement with Gentile (the “Gentile Employment Agreement”), pursuant to which Gentile was employed to serve as our Executive Vice President of Innovation and Security.  The initial term of the Gentile Employment Agreement is for three years (unless sooner terminated), and automatically renews for subsequent twelve-month periods unless either party determines to not renew.  Gentile’s base annual salary will be $200,000, and Gentile will be eligible to receive incentive compensation.  Pursuant to the Gentile Employment Agreement, Gentile will also receive 400,000 shares of our Common Stock, vesting as follows: 100,000 shares will vest 2 years from the date of the Gentile Employment Agreement; 100,000 shares will vest 3 years from the date of the Gentile Employment Agreement; 100,000 shares will vest 4 years from the date of the Gentile Employment Agreement; and 100,000 shares will vest 5 years from the date of the Gentile Employment Agreement.

Pro Forma Information (unaudited)

The following supplemental unaudited pro forma information presents the combined operating results of the Company and the acquired business during the years ended December 31, 2014 and 2013, as if the acquisition had occurred at the beginning of each of the periods presented. The pro forma information is based on the historical financial statements of the Company and that of the acquired business. Amounts are not necessarily indicative of the results that may have been attained had the combinations been in effect at the beginning of the periods presented or that may be achieved in the future.

	Year Ended December 31,
	2014	2013

Pro forma net revenue	$44,625,679	$43,891,384
Pro forma net income	$1,386,037	$897,149
Pro forma basic net income per share	$0.06	$0.04
Pro forma diluted net income per share	$0.06	$0.04

PART IV

ITEM 15.                                EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

No.	Item
2.1	Agreement and Plan of Reorganization dated as of November 20, 2001, by and between Auxilio and e-Perception, Inc., incorporated by reference to Exhibit 1.1 to our Form 8-K filed on January 24, 2002.
2.2
Agreement and Plan of Merger, dated April 1, 2004, by and between Auxilio, PPVW Acquisition Corporation, and Alan Mayo & Associates, Inc., incorporated by reference to Exhibit 2.1 to our Form 8-K filed on April 16, 2004.

3.1	Articles of Incorporation of Auxilio, as amended, incorporated by reference to Exhibit 3.1 to our Form 10-KSB filed on April 19, 2005.
3.2	Amended and Restated Bylaws of Auxilio, incorporated by reference to Exhibit 2 to our Form 10-SB filed on October 1, 1999.
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

10.9	Standard Office Lease Agreement, dated November 12, 2009, by and between Auxilio and Realty Associates Fund V L.P., incorporated by reference to Exhibit 10.15 to our Form 10-K filed on March 31, 2010.

No.	Item
10.10	Executive Employment Agreement, effective January 1, 2012, by and between Auxilio and Joseph Flynn, incorporated by reference to Exhibit 10.2 to our Form 8-K filed on December 23, 2011.
10.11	Executive Employment Agreement, effective January 1, 2012, by and between Auxilio and Paul T. Anthony, incorporated by reference to Exhibit 10.1 to our Form 8-K filed on December 23, 2011.
10.12	Executive Employment Agreement, effective January 1, 2014, by and between Auxilio and Joseph Flynn, incorporated by reference to Exhibit 10.2 to our 10-Q filing on May 14, 2014.
10.13	Executive Employment Agreement, effective January 1, 2014, by and between Auxilio and Paul T. Anthony, incorporated by reference to Exhibit 10.2 to our 10-Q filing on May 14, 2014.
10.14	Form of 8% Convertible Promissory Note, dated July 29, 2011, incorporated by reference to Exhibit 10.1 to our Form 8-K filed on August 3, 2011.
10.15	Form of Warrant to Purchase Common Stock, dated July 29, 2011, incorporated by reference to Exhibit 10.2 to our Form 8-K filed on August 3, 2011.
10.16	Placement Agent Warrant to Purchase Common Stock, dated July 29, 2011, incorporated by reference to Exhibit 10.3 to our Form 8-K filed on August 3, 2011.
10.17	Form of Security Agreement, dated July 29, 2011, incorporated by reference to Exhibit 10.4 to our Form 8-K filed on August 3, 2011.
10.18	Form of Registration Rights Agreement, dated July 29, 2011, incorporated by reference to Exhibit 10.5 to our Form 8-K filed on August 3, 2011.
10.19	Form of Investment Unit Purchase Agreement, dated July 29, 2011, incorporated by reference to Exhibit 10.6 to our Form 8-K filed on August 3, 2011.
10.20
Loan and Security Agreement by and among Auxilio, Inc., Auxilio Solutions, Inc. and AvidBank Corporate Finance, a division of AvidBank, dated effective April 19, 2012, incorporated by reference to Exhibit 10.1 to our Form 8-K filed on May 9, 2012.

10.21
Intellectual Property Security Agreement by and among Auxilio, Inc., Auxilio Solutions, Inc. and AvidBank Corporate Finance, a division of AvidBank, dated effective April 19, 2012, incorporated by reference to Exhibit 10.2 to our Form 8-K filed on May 9, 2012.

10.22
Form of Subordination by and among AvidBank Corporate Finance, a division of AvidBank and certain individual creditors dated effective April 19, 2012, incorporated by reference to Exhibit 10.3 to our Form 8-K filed on May 9, 2012.

10.23	Warrant to Purchase Stock issued by Auxilio, Inc. to AvidBank Holdings, Inc. dated effective April 24, 2012, incorporated by reference to Exhibit 10.4 to our Form 8-K filed on May 9, 2012.
10.24	Warrant to Purchase Common Stock issued by Auxilio, Inc. to Joseph Flynn dated January 16, 2013, incorporated by reference to Exhibit 10.1 to our Form 8-K filed on January 22, 2013.
10.25	Warrant to Purchase Common Stock issued by Auxilio, Inc. to Paul Anthony dated January 16, 2013, incorporated by reference to Exhibit 10.1 to our Form 8-K filed on January 22, 2013..
10.26	Warrant to Purchase Common Stock issued by Auxilio, Inc. to Simon Vermooten dated January 16, 2013, incorporated by reference to Exhibit 10.1 to our Form 8-K filed on January 22, 2013..
10.27
Stock Purchase Agreement between Auxilio, Inc., Delphiis, Inc., certain stockholders of Delphiis, Inc., and Mike Gentile as Seller’s Representative dated effective July 1, 2014, incorporated by reference to Exhibit 99.11 to our Form 8-K filed on July 8, 2014.

10.28	Second Amendment to Loan and Security Agreement dated as of April 25, 2014, incorporated by reference to Exhibit 10.1 to our 10-Q filed on May 14, 2014.
10.29	Note Conversion Agreement between Auxilio, Inc. and Mike Gentile dated effective as of January 12, 2015, incorporated by reference to Exhibit 99.1 to our Form 8-K filed on February 27, 2015.
14	Code of Ethics, incorporated by reference to Exhibit 14.1 to our Form 10-KSB filed on April 14, 2004.
16.1	Letter regarding change in certifying accountants, dated February 14, 2002, incorporated by reference to Exhibit 16 to our Form 8-K filed on February 15, 2002.
16.2	Letter regarding change in certifying accountants dated December 22, 2005, incorporated by reference to Exhibit 16.1 to our Form 8-K/A filed on January 24, 2006.
21.1	Subsidiaries.
23.1	Consent of Haskell & White LLP, Independent Registered Public Accounting Firm.
24	Power of Attorney (included on the Signature Page).
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of CEO and CFO pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

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

March 30, 2015

By:           /s/ Paul T. Anthony
Paul T. Anthony
Chief Financial Officer and
Principal Financial Officer

March 30, 2015

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Joseph J. Flynn Joseph J. Flynn	Chief Executive Officer (Principal Executive Officer and Director)	March 30, 2015
/s/ Paul T. Anthony Paul T. Anthony	Chief Financial Officer (Principal Financial Officer and Accounting Officer)	March 30, 2015
/s/ Edward Case Edward Case	Director	March 30, 2015
/s/ Michael Joyce Michael Joyce	Director	March 30, 2015
/s/ William Leonard William Leonard	Director	March 30, 2015
/s/ John D. Pace John D. Pace	Director (Non-executive Chairman of the Board)	March 30, 2015
/s/ Max Poll Max Poll	Director	March 30, 2015
/s/ Michael Vanderhoof Michael Vanderhoof	Director	March 30, 2015