Form 10-Q
period 2015-03-31
AUXILIO INC
filed 2015-05-15
CIK 1011432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 [X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares of the issuer's common stock, $0.001 par value, outstanding as of May 14, 2015 was 24,220,109.

AUXILIO, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31, 2015	DECEMBER 31, 2014
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$5,105,615	$4,743,395
Accounts receivable, net	7,304,223	6,808,183
Supplies	1,095,430	1,066,132
Prepaid and other current assets	409,506	214,105
Total current assets	13,914,774	12,831,815

Property and equipment, net	273,720	215,747
Deposits	34,413	34,413
Intangible assets, net	1,212,500	1,265,000
Goodwill	2,473,656	2,473,656
Total assets	$17,909,063	$16,820,631

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$8,677,621	$7,417,361
Accrued compensation and benefits	1,299,932	1,447,132
Line of credit	200,000	200,000
Deferred revenue	807,512	921,771
Current portion of capital lease obligations	75,209	55,546
Total current liabilities	11,060,274	10,041,810

Long-term liabilities:
Notes payable to related parties, net of discount of $3,701 and $30,189 at March 31, 2015 and December 31, 2014, respectively	49,243	333,534
Capital lease obligations less current portion	99,488	49,822
Total long-term liabilities	148,731	383,356

Commitments and contingencies

Stockholders' equity:
Common stock, par value at $0.001, 33,333,333 shares authorized, 23,752,536 and 23,623,619 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	23,754	23,625
Additional paid-in capital	26,913,512	26,576,506
Accumulated deficit	(20,237,208)	(20,204,666)
Total stockholders’ equity	6,700,058	6,395,465
Total liabilities and stockholders’ equity	$17,909,063	$16,820,631

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
Revenues	$13,847,915	$10,244,574
Cost of revenues	11,715,594	8,504,940
Gross profit	2,132,321	1,739,634
Operating expenses:
Sales and marketing	742,071	508,210
General and administrative expenses	1,386,343	1,201,874
Total operating expenses	2,128,414	1,710,084
Income from operations	3,907	29,550
Other income (expense):
Interest expense	(34,049)	(98,823)
Total other income (expense)	(34,049)	(98,823)
Loss before provision for income taxes	(30,142)	(69,273)
Income tax expense	2,400	1,600
Net loss	$(32,542)	$(70,873)

Net loss per share:
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.01)

Number of weighted average shares:
Basic	23,681,559	20,658,573
Diluted	23,681,559	22,258,573

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2015
(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2014	23,623,619	$23,625	$26,576,506	$(20,204,666)	$6,395,465
Stock compensation expense for options and warrants granted to employees and directors	-	-	53,922	-	53,922
Stock compensation expense for restricted stock issued to key employee	-	-	25,378	-	25,378
Conversion of note payable to common stock	128,917	129	257,706	-	257,835
Net loss	-	-	-	(32,542)	(32,542)
Balance at March 31, 2015	23,752,536	$23,754	$26,913,512	$(20,237,208)	$6,700,058

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(32,542)	$(70,873)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation	35,772	24,169
Amortization of intangible assets	52,500	-
Stock compensation expense for warrants and options issued to employees and directors	53,922	200,602
Stock compensation expense for restricted stock issued to key employee	25,378	-
Interest expense related to accretion of debt discount costs	26,488	35,250
Interest expense related to amortization of loan acquisition costs	-	21,926
Changes in operating assets and liabilities:
Accounts receivable	(496,040)	264,602
Supplies	(29,298)	(72,034)
Prepaid and other current assets	(195,401)	(13,100)
Accounts payable and accrued expenses	1,260,260	174,051
Accrued compensation and benefits	(147,200)	(425,588)
Deferred revenue	(114,259)	(19,789)
Net cash provided by operating activities	439,580	119,216
Cash flows from investing activities:
Purchases of property and equipment	-	(14,682)
Net cash used for investing activities	-	(14,682)
Cash flows from financing activities:
Payments on capital leases	(24,416)	(20,839)
Payments on notes payable to related parties	(52,944)	-
Net cash used for financing activities	(77,360)	(20,839)
Net increase in cash and cash equivalents	362,220	83,695
Cash and cash equivalents, beginning of period	4,743,395	4,668,624
Cash and cash equivalents, end of period	$5,105,615	$4,752,319

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
Supplemental disclosure of cash flow information:

Interest paid	$7,561	$42,313

Income taxes paid	$100,050	$49,460

Non-cash investing and financing activities:

Property and equipment acquired through capital leases	$93,745	$-

Conversion of note payable to related party into restricted common stock	$257,835	$-

Conversion of note payable into common stock	$-	$100,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(UNAUDITED)

1.           BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Auxilio, Inc. and its subsidiaries (the “Company”, “we”, “us” or “Auxilio”) have been prepared in accordance with generally accepted accounting principles of the United States of America (“GAAP”) for interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, these financial statements do not include all of the information and notes required by GAAP for complete financial statements.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as filed with the Securities and Exchange Commission (“SEC”) on March 30, 2015.

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

2.           RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On May 28, 2014, the FASB issued ASU 2014-09 regarding ASC Topic 606, Revenue from Contracts with Customers. The standard provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance will be effective for our fiscal year 2018, subject to the issuance of guidance from the SEC. Early adoption is not permitted. We are evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact it will have upon adoption.

Additionally, from time to time, new accounting pronouncements are issued that we adopt as of the specified effective date. Unless otherwise discussed in these financial statements and notes or in our financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2014, we believe the impact of any other recently issued standards that are not yet effective are either not applicable to us at this time or will not have a material impact on our consolidated financial statements upon adoption.

3.           OPTIONS AND WARRANTS

Below is a summary of Auxilio stock option and warrant activity during the three month period ended March 31, 2015:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2014	4,886,829	$1.05
Granted	107,750	1.22
Exercised	-	-
Cancelled	(85,250)	1.97
Outstanding at March 31, 2015	4,909,329	$1.04	4.73	$1,067,294
Exercisable at March 31, 2015	4,294,048	$1.02	4.13	$914,741

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2014	2,208,565	$1.11
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding at March 31, 2015	2,208,565	$1.11	4.59	$314,084
Exercisable at March 31, 2015	1,508,565	$1.16	3.10	$209,084

During the three months ended March 31, 2015, we granted a total of 107,750 options to employees to purchase shares of our common stock at an exercise price of $1.22 per share. The exercise price equals the fair value of our stock on the grant date.  The fair value of the options was determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.11%; (ii) estimated volatility of 54.98%; (iii) dividend yield of 0.0%; and (iv) expected life of the options of three years. These options have graded vesting annually over three years starting March 2015.

For the three months ended March 31, 2015 and 2014, stock-based compensation expense recognized in the statement of operations was as follows:

	2015	2014
Cost of revenues	$33,294	$127,164
Sales and marketing	9,264	15,075
General and administrative expenses	36,742	58,363
Total stock based compensation expense	$79,300	$200,602

4.           RESTRICTED STOCK

In July 2014, in connection with our acquisition of the common stock of Delphiis, Inc., we issued 400,000 shares of restricted stock to a key employee as part of his employment agreement. The shares vest as follows:

Vesting Date	Shares
July 1, 2016	100,000
July 1, 2017	100,000
July 1, 2018	100,000
July 1, 2019	100,000

The stock compensation expense recognized for these shares totaled $15,066 for the three months ended March 31, 2015.

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

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2015	2014
Numerator:
Net loss	$(32,542)	$(70,873)
Effects of dilutive securities:
Convertible notes payable	-	(42,524)
Loss after effects of conversion of note payable	$(32,542)	$(113,397)

Denominator:
Denominator for basic calculation weighted average shares	23,681,559	20,658,573

Dilutive common stock equivalents:
Convertible notes payable	-	1,600,000
Denominator for diluted calculation weighted average shares	23,681,559	22,258,573

Net loss per share:
Basic net loss per share	$(0.00)	$(0.00)
Diluted net loss per share	$(0.00)	$(0.01)

6.           INTANGIBLE ASSETS

Intangible assets consist of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Life (years)
Acquired technology	$900,000	$(67,500)	$832,500	10
Customer relationships	400,000	(60,000)	340,000	5
Trademarks	50,000	(25,000)	25,000	1.5
Non-compete agreements	20,000	(5,000)	15,000	3
Total intangible assets	$1,370,000	$(157,500)	$1,212,500

Please see Note 15, Stock Purchase Agreement – Delphiis, Inc., below for further discussion of the origin of these intangible assets.

7.           ACCOUNTS RECEIVABLE

A summary of accounts receivable is as follows:

	March 31, 2015	December 31, 2014
Trade receivables	$8,365,984	$8,105,330
Unapplied advances and unbilled revenue	(1,061,761)	(1,297,147)
Allowance for doubtful accounts	-	-
Total accounts receivable	$7,304,223	$6,808,183

8.           LINE OF CREDIT

On May 4, 2012, we entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Avidbank Corporate Finance, a Division of Avidbank (“Avidbank”).  On April 26, 2013, we amended the Loan and Security Agreement with Avidbank (the “Avidbank Amendment”). On April 25, 2014, we again amended the Loan and Security Agreement with Avidbank (the “Second Avidbank Amendment”). Under the Second Avidbank Amendment, the term of the revolving line-of-credit of up to $2.0 million extended through April 25, 2015, at an interest rate of prime plus 1.0% per annum. This line of credit was further extended through June 25, 2015 under the Third Amendment to the Loan and Security Agreement.  As of March 31, 2015 the interest rate was 4.25%.  There will be no minimum interest payable with respect to any calendar quarter. The amount available to us at any given time is the lesser of (a) $2.0 million, or (b) the amount available under our borrowing base (80% of our eligible accounts, minus (1) accrued client lease payables, and minus (2) accrued equipment pool liability).  While there are outstanding credit extensions, our adjusted EBITDA shall be positive, as measured on a quarterly basis; provided however that our adjusted EBITDA may be an adjusted EBITDA loss of up to $200,000 for any single quarter so long as we achieve a positive adjusted EBITDA for the prior quarter and subsequent quarter. The foregoing description is qualified in its entirety by reference to the Third Amendment to the Loan and Security Agreement between Avidbank Corporate Finance and Auxilio, Inc., which is found as Exhibit 10.1 to this Form 10-Q. We were in compliance with all of the Avidbank agreement covenants as of March 31, 2015 and December 31, 2014.

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

Interest charges associated with the Avidbank line of credit, including amortization of the discounts and loan acquisition costs totaled $2,124 and $5,250, respectively, for the three months ended March 31, 2015 and 2014, respectively.

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

Interest expense on the notes, including amortization of the discount, for the three months ended March 31, 2015 totaled $28,676.

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

The holders of the Notes elected to convert all of the principal into 1,850,000 shares of common stock with 150,000 shares converted during 2012 and 2013, 150,000 shares converted from March 2014 to June 2014 and the remaining 1,550,000 shares converted in July 2014. The warrants remain outstanding until their exercise or expiration.

Interest charges associated with the convertible notes payable, including amortization of the discounts and loan acquisition costs totaled $90,888 for the three months ended March 31, 2014.

11.           EMPLOYMENT AGREEMENTS

Effective January 1, 2014, we entered into a new employment agreement Joseph J. Flynn, our President and Chief Executive Officer (“CEO”) since 2009 (the “Flynn Agreement”). The Flynn Agreement provides that Mr. Flynn will continue his employment as our President and CEO. The Flynn Agreement has a term of two years, provides for an annual base salary of $275,000, and will automatically renew for subsequent twelve month terms unless either party provides advance written notice to the other that such party does not wish to renew the agreement for a subsequent twelve months.  Mr. Flynn also receives the customary employee benefits available to our employees. Mr. Flynn is also entitled to receive a bonus of up to $150,000 per year, the achievement of which is based on Company performance metrics. Further, the Flynn Agreement revised the vesting schedule of warrants granted to Mr. Flynn in January 2013. The revision spreads the vesting date of the remaining 300,000 unvested shares from 150,000 on January 1, 2015 and 150,000 on January 1, 2016 to 100,000 on January 1, 2015, 100,000 on January 1, 2016 and 100,000 on January 1, 2017. The warrants will vest contingent with the achievement of certain financial performance metrics of the Company for calendar years 2015 and 2016. The calendar year 2014 performance metrics were not met and as such, they did not vest.   We may terminate Mr. Flynn’s employment under the Flynn Agreement without cause at any time on thirty days advance written notice, at which time Mr. Flynn would receive severance pay for twelve months and be fully vested in all options and warrants granted to date. The foregoing summary of the Flynn Agreement is qualified in its entirety by reference to the full context of the employment agreement which is found as Exhibit 10.2 to our 10-Q filing on May 14, 2014.

Effective January 1, 2014, we entered into a new employment agreement with Paul T. Anthony, our Chief Financial Officer (“CFO”) since 2004 (the “Anthony Agreement”). The Anthony Agreement provides that Mr. Anthony will continue to serve as our EVP and CFO. The Anthony Agreement has a term of two years, and provides for an annual base salary of $225,000. The 2014 Anthony Agreement will automatically renew for subsequent twelve month terms unless either party provides advance written notice to the other that such party does not wish to renew the agreement for a subsequent twelve months.  Mr. Anthony also receives the customary employee benefits available to our employees. Mr. Anthony is also entitled to receive a bonus of up to $108,000 per year, the achievement of which is based on Company performance metrics.  Further, the Anthony Agreement revised the vesting schedule of warrants granted to Mr. Anthony in January 2013. The revision spreads the vesting date of the remaining 200,000 unvested shares from 100,000 on January 1, 2015 and 100,000 on January 1, 2016 to 66,667 on January 1, 2015, 66,667 on January 1, 2016 and 66,666 on January 1, 2017. The warrants will vest contingent with the achievement of certain financial performance metrics of the Company for calendar years 2015 and 2016. The calendar year 2014 performance metrics were not met and as such, they did not vest.   We may terminate Mr. Anthony’s employment under the Anthony Agreement without cause at any time on thirty days advance written notice, at which time Mr. Anthony would receive severance pay for twelve months and be fully vested in all options and warrants granted to date. The foregoing summary of the Anthony Agreement is qualified in its entirety by reference to the full context of the employment agreement which is found as Exhibit 10.3 to our 10-Q filing on May 14, 2014.

12.           CONCENTRATIONS

Cash Concentrations

At times, cash balances held in financial institutions are in excess of federally insured limits. Management performs periodic evaluations of the relative credit standing of financial institutions and limits the amount of risk by selecting financial institutions with a strong credit standing.

Major Customers

Our two largest customers accounted for approximately 34% of our revenues for the three months ended March 31, 2015 and our three largest customers accounted for approximately 43% of our revenues for the three months ended March 31, 2014.  Our largest customers had net accounts receivable totaling approximately $2,600,000 and $2,800,000 as of March 31, 2015 and December 31, 2014, respectively.

13.           SEGMENT REPORTING

Based on our integration and management strategies, we operate in a single business segment. For the periods presented, all revenues were derived from domestic operations.

14.           GOODWILL

We performed an impairment test of goodwill as of December 31, 2014, determining that its estimated fair value based on its market capitalization was greater than our carrying amount including goodwill. We did not perform step 2 since the fair value was greater than the carrying amount.

Although the Company has experienced a net loss for the three months ended March 31, 2015, the net cash provided by operating activities totaled $439,580.  No other triggering events were noted during the three months ended March 31, 2015, therefore management did not feel it was necessary to perform an interim impairment test.

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

Pro Forma Information

The following supplemental unaudited pro forma information presents the combined operating results of the Company and the acquired business during the three months ended March 31, 2015 and 2014, as if the acquisition had occurred at the beginning of each of the periods presented. The pro forma information is based on the historical financial statements of the Company and that of the acquired business. Amounts are not necessarily indicative of the results that may have been attained had the combinations been in effect at the beginning of the periods presented or that may be achieved in the future.

	Three Months Ended March 31,
	2015	2014
Pro forma revenue	$13,847,915	$10,501,082
Pro forma net income (loss)	$(32,542)	$6,278
Pro forma basic net income (loss) per share	$(0.00)	$0.00
Pro forma diluted net income per share	$(0.00)	$0.00

16.           SUBSEQUENT EVENT

On April 6, 2015, Auxilio entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Redspin, Inc., a California corporation (“Redspin”) and certain owners of Redspin, to acquire substantially all of the assets of Redspin.  A copy of the Purchase Agreement was filed as an exhibit to the Current Report on Form 8-K filed with the SEC on April 6, 2015.   On April 7, 2015, the Company completed its acquisition of substantially all of Redspin’s assets (the “Acquired Assets”) and assumption of certain of Redspin’s liabilities in an asset purchase transaction (the “Transaction”) pursuant to the terms and conditions of the Purchase Agreement.

As a result of the consummation of the Purchase Agreement, on April 7, 2015, in consideration of the Acquired Assets, the Company paid Redspin $2,050,000 in cash, less a holdback of $200,000 to cover any indemnification claims made pursuant to the Transaction, and issued 452,284 shares of the Company’s restricted common stock, par value $0.001, which was the number of shares having an aggregate value of $500,000, with the price per share equal to the average of the closing price of Auxilio common stock on the OTC Markets for the 20 most recent trading days prior to the date of the Purchase Agreement, rounded up to the nearest whole number of shares (the “Securities Consideration”). The Company also agreed to pay a cash Earn-out Payment and the Employee Bonus Shares, as each are defined in the Purchase Agreement, upon the achievement of certain earnings targets in the first year following the date of the Purchase Agreement.  If no indemnification claims have been made prior to June 30, 2016, the Company’s secretary will release the holdback funds to Redspin.

In connection with the Purchase Agreement, Auxilio and Daniel Berger (“Berger”), CEO of Redspin, entered into an employment agreement (the “Berger Employment Agreement”), pursuant to which Berger was employed to serve as

Executive Vice President of Auxilio.  The initial term of the Berger Employment Agreement is for two years (unless sooner terminated), and automatically renews for subsequent twelve-month periods unless either party determines to not renew.  Berger’s base annual salary will be $250,000, and Berger will be eligible to receive incentive compensation, consistent with that generally offered to executives of the Company.  In addition, Auxilio and John Abraham (“Abraham”), Founder of Redspin, entered into an independent contractor agreement (the “Abraham Agreement”), pursuant to which Abraham was retained to perform the work assigned by the Company.  The term of the Abraham Agreement is for two years (unless sooner terminated).  In consideration for such services, the Company agreed to pay Abraham $10,000 per month.

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

Readers should carefully review the risk factors described in other documents we file from time to time with the SEC, including our Form 10-K for the fiscal year ended December 31, 2014.  Our filings with the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those filings, pursuant to Sections 13(a) and 15(d) of the Exchange Act, are available free of charge at www.auxilioinc.com, when such reports are available via the EDGAR system maintained by the SEC at www.sec.gov.

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

We consider the following accounting policies to be most important to the portrayal of our financial condition and those that require the most subjective judgment:

•           Revenue recognition and deferred revenue

The Company derives its revenue from four sources: (1) managed print services revenue; (2) multi-function device (MFD) equipment revenue; (3) software subscription services revenue, which are comprised of subscription fees from customers accessing the Company’s enterprise cloud computing services and customers purchasing additional ongoing managed services beyond the standard support that is included in the basic software subscription fees; and (4) consulting services such as process mapping, project management and implementation services.
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

Reference is made to our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed on March 30, 2015 for a discussion of our critical accounting policies.

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

Revenue

Revenue increased by $3,603,341 to $13,847,915 for the three months ended March 31, 2015, as compared to the same period in 2014.  Of this increase, approximately $1,000,000 is a result of the addition of new recurring service revenue contracts. We added approximately $1,200,000 in consulting revenues and software subscriptions from our newly acquired company, Delphiis, Inc. We anticipate more overall revenue growth as a result of the expansion of our customer base.  Equipment sales for 2015 were approximately $1,800,000 as compared to approximately $400,000 in 2014. Equipment revenues in 2015 were primarily from copier fleet refresh activities at customers which were not needed in 2014 as these fleet refreshes are typically done every five years at any one customer facility.

Cost of Revenue

Cost of revenue consists of document imaging equipment, parts, supplies and salaries and expenses of direct labor and indirect support staff.  Cost of revenue was $11,715,594 for the three months ended March 31, 2015, as compared to $8,504,940 for the same period in 2014. The increase in the cost of revenues in 2015 is attributed primarily to the addition of new recurring service revenue contracts. We incurred approximately $1,200,000 in additional staffing, including contract labor, approximately $100,000 of additional travel costs and approximately $700,000 in additional service and supply costs, primarily as a result of our new customers.  Equipment costs increased by approximately $1,300,000 in 2015, primarily as a result of the increase in equipment revenues from the copier fleet refresh activities.

Gross margin decreased to 15% of revenue for the three months ended March 31, 2015 as compared to 17% for the same period in 2014. We have implemented services at two new customers in the last five months and recent growth will result in additional implementations costs over the next 12 months. We expect higher cost of revenues at the start of our engagement with most new customers. In addition to the costs associated with implementing our services, we absorb our new customers’ legacy contracts with third-party vendors. As we implement our programs, we strive to improve upon these legacy contracts and thus reduce costs over the term of the contract. Given the varying expiration dates of these vendor contracts and the amount of savings being specific to each arrangement, we cannot predict our anticipated profit margins as these legacy contracts approach renewal. We anticipate this trend to continue but anticipate an overall increase in cost revenues sold as a result of the expansion of our customer base.

Sales and Marketing

Sales and marketing expenses include salaries, commissions and expenses for sales and marketing personnel, travel and entertainment, and other selling and marketing costs. Sales and marketing expenses were $742,071 for the three months ended March 31, 2015, as compared to $508,210 for the same period in 2014. We doubled our sales and marketing staff headcount in the first quarter of 2015 as compared to the same period in 2014 to expand our geographical reach and support the sales effort with the new Delphiis business. This resulted in additional salary and related costs of approximately $200,000.

General and Administrative

General and administrative expenses include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses and other administrative costs. General and administrative expenses increased by $184,469 to $1,386,343 for the three months ended March 31, 2015, as compared to $1,201,874 for the three months ended March 31, 2014.  The increase in general and administrative expenses is attributed to approximately $50,000 in amortization of intangible assets from the acquisition of Delphiis, Inc., an increase in professional fees of approximately $80,000 related to due diligence efforts related to the acquisition of Redspin and an increase in travel expenses of approximately $50,000, mostly related to supporting this acquisition.

Other Income (Expense)

Interest expense for the three months ended March 31, 2015 was $34,050, compared to $98,823 for the same period in 2014. The reduction is due to the reduction in the average borrowings on the bank line of credit and the conversion of $1,700,000 of debt to equity in July 2014.

Income Tax Expense

Income tax expense for each of the three months ended March 31, 2015 and March 31, 2014, was $2,400 and $1,600 respectively, which represents the respective provisions for state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2015, our cash and cash equivalents were $5,105,615 and our working capital was $2,854,500.  Our principal cash requirements are for operating expenses, including equipment, supplies, employee costs, and capital expenditures and funding of the operations. Our primary sources of cash are service and equipment sale revenues, our bank line of credit, the exercise of options and warrants and the sale of common stock.

During the three months ended March 31, 2015, our cash provided by operating activities amounted to $439,580, as compared to $119,216 provided by operating activities for the same period in 2014.  The increase in cash provided by operating activities in 2015 is primarily due an increase in accounts payable as we await validation of expense for new client vendors.

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

OFF-BALANCE SHEET ARRANGEMENTS

Our off-balance sheet arrangements consist primarily of conventional operating leases, purchase commitments and other commitments arising in the normal course of business, as further discussed below under “Contractual Obligations and Contingent Liabilities and Commitments.” As of March 31, 2015, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

As of March 31, 2015, expected future cash payments related to contractual obligations and commercial commitments were as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Note payable to related party	$57,107	$2,775	$54,332	$-	$-
Capital leases	192,448	87,891	104,557	-	-
Operating leases	118,910	118,910	-	-	-
Total	$368,465	$209,576	$158,889	$-	$-

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

PART –II - OTHER INFORMATION

ITEM 1A.                                RISK FACTORS.

As of the date of this filing, there have been no material changes to the Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on March 30, 2015 (the “2014 Form 10-K”).  The Risk Factors set forth in the 2014 Form 10-K should be read carefully in connection with evaluating our business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q.  Any of the risks described in the 2014 Form 10-K could materially adversely affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made.  These are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 6.                      EXHIBITS.

No.	Item
10.1	Third Amendment to the Loan and Security Agreement between Avidbank Corporate Finance and Auxilio, Inc., April 24, 2015
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of the CEO and CFO pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 *.
101**	Interactive Data File

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

AUXILIO, INC.

Date: May 15, 2015	By:	/s/ Joseph J. Flynn
Joseph J. Flynn
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2015		/s/ Paul T. Anthony
Paul T. Anthony Chief Financial Officer
(Principal Accounting Officer)