Form 10-Q
period 2015-06-30
AUXILIO INC
filed 2015-08-14
CIK 1011432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares of the issuer’s common stock, $0.001 par value, outstanding as of August 13, 2015 was 24,223,167.

AUXILIO, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2015	DECEMBER 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,088,623	$4,743,395
Accounts receivable, net	8,147,778	6,808,183
Supplies	1,135,534	1,066,132
Prepaid and other current assets	848,302	214,105
Total current assets	15,220,237	12,831,815

Property and equipment, net	291,133	215,747
Deposits	109,011	34,413
Intangible assets, net	3,018,750	1,265,000
Goodwill	3,789,656	2,473,656
Total assets	$22,428,787	$16,820,631

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$10,274,028	$7,417,361
Accrued compensation and benefits	2,174,424	1,447,132
Line of credit	-	200,000
Deferred revenue	957,296	921,771
Current portion of long-term liabilities	571,181	55,546
Total current liabilities	13,976,929	10,041,810

Long-term liabilities:
Term loan, less current portion	1,500,000	-
Notes payable to related parties, net of discount of $3,007 and $30,189 at June 30, 2015 and December 31, 2014, respectively	49,937	333,534
Capital lease obligations less current portion	113,287	49,822
Total long-term liabilities	1,663,224	383,356

Commitments and contingencies

Stockholders’ (deficit) equity:
Common stock, par value at $0.001, 33,333,333 shares authorized, 24,223,167 and 23,623,619 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	24,224	23,625
Additional paid-in capital	27,651,355	26,576,506
Accumulated deficit	(20,886,945)	(20,204,666)
Total stockholders’ (deficit) equity	6,788,634	6,395,465
Total liabilities and stockholders’ equity	$22,428,787	$16,820,631

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
Revenues	$15,616,530	$10,377,272	$29,464,445	$20,621,844
Cost of revenues	13,500,076	8,658,202	25,215,670	17,163,142

Gross profit	2,116,454	1,719,070	4,248,775	3,458,702

Operating expenses:
Sales and marketing	808,816	582,503	1,550,888	1,090,714
General and administrative expenses	1,923,027	1,044,756	3,309,369	2,246,626

Total operating expenses	2,731,843	1,627,259	4,860,257	3,337,340

(Loss) income from operations	(615,389)	91,811	(611,482)	121,362

Other income (expense):
Interest expense	(34,347)	(105,070)	(68,397)	(203,893)

Total other income (expense)	(34,347)	(105,070)	(68,397)	(203,893)

Loss before provision for income taxes	(649,736)	(13,259)	(679,879)	(82,531)

Income tax expense	-	-	(2,400)	(1,600)

Net loss	$(649,736)	$(13,259)	$(682,279)	$(84,131)

Net loss per share:
Basic	$(.03)	$(.00)	$(.03)	$(.00)
Diluted	$(.03)	$(.00)	$(.03)	$(.00)

Number of weighted average shares:
Basic	24,191,316	20,877,949	23,936,832	20,768,735
Diluted	24,191,316	20,877,949	23,936,832	20,768,735

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2015
(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2014	23,623,619	$23,625	$26,576,506	$(20,204,666)	$6,395,465
Stock compensation expense for options and warrants granted to employees and directors	-	-	184,000	-	184,000
Stock compensation expense for restricted stock granted to key employee	-	-	40,613	-	40,613
Stock options exercised	18,347	18	(18)	-	-
Conversion of related party note payable to common stock	128,917	129	257,706	-	257,835
Common stock issued in connection with the acquisition of Redspin	452,284	452	592,548	-	593,000
Net loss	-	-	-	(682,279)	(682,279)
Balance at June 30, 2015	24,223,167	$24,224	$27,651,355	$(20,886,945)	$6,788,634

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(682,279)	$(84,131)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	71,830	48,706
Amortization of intangible assets	196,250	-
Stock compensation expense for warrants and options issued to employees and directors	184,000	253,312
Stock compensation expense for restricted stock issued to key employee	40,613	-
Interest expense related to accretion of debt discount costs	27,182	70,500
Interest expense related to amortization of loan acquisition costs	-	43,853
Changes in operating assets and liabilities:
Accounts receivable	(1,159,186)	(639,871)
Supplies	(69,402)	(15,710)
Prepaid and other current assets	(624,637)	39,216
Deposits	(71,420)	-
Accounts payable and accrued expenses	2,010,470	902,822
Accrued compensation and benefits	609,283	(104,439)
Deferred revenue	4,279	(32,255)
Net cash provided by operating activities	536,983	482,003
Cash flows from investing activities:
Purchases of property and equipment	(12,010)	(25,466)
Payment for purchase of Redspin	(1,876,966)	-
Net cash used for investing activities	(1,888,976)	(25,466)
Cash flows from financing activities:
Net repayments on line of credit agreement	(200,000)	(200,000)
Proceeds from term loan	2,000,000	-
Net proceeds from issuance of common stock throughemployee stock options	-	60,000
Payments on notes payable to related party	(52,944)	-
Payments on capital leases	(49,835)	(38,612)
Net cash provided by (used for) financing activities	1,697,221	(178,612)
Net increase in cash and cash equivalents	345,228	277,925
Cash and cash equivalents, beginning of period	4,743,395	4,668,624
Cash and cash equivalents, end of period	$5,088,623	$4,946,549

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Six months ended June 30,
	2015	2014
Supplemental disclosure of cash flow information:
Interest paid	$41,215		$89,472
Income taxes paid	$135,480		$56,460
Non-cash investing and financing activities:
Property and equipment acquired through capital leases	$128,935		$42,739
Conversion of convertible notes payable	$-		$150,000
Conversion of note payable to related party	$257,835		$-
Common stock issued in connection with the acquisition of Redspin	$593,000	$

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2015 AND 2014
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

We have performed an evaluation of subsequent events through the date of filing of our Form 10-Q with the SEC.

2.           RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2015, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset.  Debt disclosures will include the face amount of the debt liability and the effective interest rate.  The guidance requires retrospective application and represents a change in accounting principle.   This guidance will be effective for us in the first quarter of 2016, and early adoption is permitted for financial statements that have not been previously issued.  We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In November 2014, the FASB issued new guidance on determining whether a host contract in a hybrid financial instrument issued in the form of a share is more akin to debt or to equity.  This guidance does not change the current criteria in GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required, but instead clarifies how current GAAP should be interpreted in the evaluation of the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share, thereby reducing existing diversity in practice.  The guidance is effective for fiscal years beginning after December 15, 2015 and for interim periods within that fiscal year.  We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

 In August 2014, the FASB issued new guidance requiring management of all entities to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued (or available to be issued when applicable).  The guidance is effective for fiscal years beginning after December 15, 2016 and for interim periods within that fiscal year.  We do not expect the adoption of this guidance to have a material effect on our consolidated financial statements.

In May 2014, the FASB issued new accounting guidance regarding revenue recognition from contracts with customers, which when effective will supersede existing revenue recognition requirements and will eliminate most industry-specific guidance from generally accepted accounting principles.  The core principle of the new guidance is to require an entity to recognize as revenue the amount that reflects the consideration to which it expects to be entitled in exchange for goods or services as it transfers control to its customers. The new guidance requires additional qualitative and quantitative disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  An entity can apply the new guidance retrospectively to each prior reporting period presented (i.e., the full retrospective method) or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application in retained earnings.  As originally issued, the new revenue recognition standard would be effective for us beginning January 1, 2017.  However, in 2015, the FASB voted to defer the effective date of the new guidance for one year. We are currently evaluating the appropriate transition method and any further impact of this guidance on our consolidated financial statements and related disclosures.

In April 2014, FASB amended guidance to clarify the accounting for disposals of groups of assets and business units. The amendments alter the definition of a discontinued operation to cover only asset disposals that are a strategic shift with a major effect on an entity’s operations and finances. The changes should be applied in fiscal years that start on December 15, 2014, or later, but the changes can be applied ahead of the effective date for asset disposals that have not been reported in a set of financial statements.  We do not believe adoption of this guidance will have a material impact on our consolidated financial statements.

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

3.           OPTIONS AND WARRANTS

Below is a summary of stock option and warrant activity during the six month period ended June 30, 2015:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2014	4,886,829	$1.05
Granted	227,750	1.17
Exercised	(18,347)	0.47
Cancelled	(292,736)	1.67
Outstanding at June 30, 2015	4,803,496	$1.02	4.77	$673,235
Exercisable at June 30, 2015	4,343,937	$1.01	4.31	$665,860

During the six months ended June 30, 2015, we granted a total of 227,750 options to our employees and directors to purchase shares of our common stock at an exercise price range of $1.09 to $1.22 per share. The exercise price equals the fair value of our stock on the grant date.  The options have graded vesting annually over three years starting January 2015.  The fair value of the options was determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate range of 0.08% to 0.12%; (ii) estimated volatility range of 53.57% to 54.98%; (iii) dividend yield of 0.0%; and (iv) expected life of the options of three years.

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2014	2,208,565	$1.11
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding at June 30, 2015	2,208,565	$1.11	4.34	$141,750
Exercisable at June 30, 2015	1,508,565	$1.16	2.86	$113,750

For the three and six months ended June 30, 2015 and 2014, stock-based compensation expense recognized in the consolidated statements of operations as follows:

	Three Months Ended June 30,		Six months Ended June 30,
	2015	2014	2015	2014
Cost of revenues	$9,030	$2,815	$16,944	$129,979
Sales and marketing	8,302	8,337	17,565	23,412
General and administrative expense	112,748	41,558	149,491	99,921
Total stock based compensation expense	$130,080	$52,710	$184,000	$253,312

4.           RESTRICTED STOCK

In July 2014, in connection with our acquisition of the common stock of Delphiis, Inc., we issued 400,000 shares of restricted stock to a key employee as part of his employment agreement. The shares vest as follows:

Vesting Date	Shares
July 1, 2016	100,000
July 1, 2017	100,000
July 1, 2018	100,000
July 1, 2019	100,000

The stock compensation expense recognized for these shares totaled $30,298 for the six months ended June 30, 2015.

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

For the three and six months ended June 30, 2015, potentially dilutive securities consisted of options and warrants to purchase 7,012,061 shares of common stock at prices ranging from $0.30 to $2.15 per share. For the three months and six months ended June 30, 2015, of these potentially dilutive securities, all of the shares to purchase common stock from the options and warrants are excluded from the computation of diluted earnings per share as their effect would be anti-dilutive.

For the three and six months ended June 30, 2014, potentially dilutive securities consisted of options and warrants to purchase 7,488,954 shares of common stock at prices ranging from $0.30 to $2.15 per share, and convertible notes that could convert into 1,550,000 shares of common stock. For the three months and six months ended June 30, 2014, of these potentially dilutive securities, all of the shares to purchase commons stock from the options and warrants and the convertible notes are excluded from the computation of diluted earnings per share as their effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net loss	$(649,736)	$(13,259)	$(682,279)	$(84,131)

Denominator:
Denominator for basic calculation weighted average shares	24,191,316	20,877,949	23,936,832	20,768,735
Denominator for diluted calculation weighted average shares	24,191,316	20,877,949	23,936,832	20,768,735

Net loss per share:
Basic net loss per share	$(.03)	$(.00)	$(.03)	$(.00)
Diluted net loss per share	$(.03)	$(.00)	$(.03)	$(.00)

6.           ACCOUNTS RECEIVABLE

A summary of accounts receivable is as follows:

	June 30, 2015	December 31, 2014
Trade receivables	$8,728,737	$8,105,330
Unapplied advances and unbilled revenue	(580,959)	(1,297,147)
Allowance for doubtful accounts	-	-
Total accounts receivable	$8,147,778	$6,808,183

7.           INTANGIBLE ASSETS

Intangible assets consist of the following:
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Life (years)
Delphiis, Inc.
Acquired technology	$900,000	$(90,000)	$810,000	10
Customer relationships	400,000	(80,000)	320,000	5
Trademarks	50,000	(33,333)	16,667	1.5
Non-compete agreements	20,000	(6,667)	13,333	3
Total intangible assets, Delphiis, Inc.	$1,370,000	$(210,000)	$1,160,000

Redspin
Acquired technology	$1,050,000	$(26,250)	$1,023,750	10
Customer relationships	600,000	(50,000)	550,000	3
Trademarks	200,000	(10,000)	190,000	5
Non-compete agreements	100,000	(5,000)	95,000	5
Total intangible assets, Redspin	$1,950,000	$(91,250)	$1,858,750

Total intangible assets	$3,320,000	$(301,250)	$3,018,750

Please see Notes 15 and 16 below for further discussion of the origin of these intangible assets.

8.           LINE OF CREDIT AND TERM LOAN

On May 4, 2012, we entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Avidbank Corporate Finance, a Division of Avidbank (“Avidbank”).  On April 26, 2013, we amended the Loan and Security Agreement with Avidbank. On April 25, 2014, we again amended the Loan and Security Agreement with Avidbank (the “Second Avidbank Amendment”). Under the Second Avidbank Amendment, the term of the revolving line-of-credit of up to $2.0 million extended through April 25, 2015, at an interest rate of prime plus 1.0% per annum. This line of credit was further extended through June 25, 2015 under the third amendment to the Loan and Security Agreement. On June 19, 2015, we again amended the Loan and Security Agreement with Avidbank (the “Fourth Avidbank Amendment”). Under the Fourth Avidbank Amendment, the term of the revolving line-of-credit of up to $2.0 million was extended through June 19, 2017, at an interest rate of prime plus 0.75% per annum.  As of June 30, 2015, the interest rate was 4.00%.  There will be no minimum interest payable with respect to any calendar quarter. The amount available to us at any given time is the lesser of (a) $2.0 million, or (b) the amount available under our borrowing base (80% of our eligible accounts, minus (1) accrued client lease payables, and minus (2) accrued equipment pool liability).

The Fourth Avidbank Amendment also provided for a term loan facility which allows for advances up to $4,000,000 through June 19, 2016. Our initial draw was for $2,000,000. Term loan repayments shall be in 48 equal installments of principal, plus accrued interest at an interest rate of prime plus 1.25% per annum.

While there are outstanding credit extensions, we are to maintain a liquidity ratio of cash plus accounts receivable divided by all obligations owing to the bank of at least 1.75 to 1.00, measured monthly, and a debt coverage ratio, whereby adjusted EBITDA for the most recent twelve months shall be no less than 1.50 to 1.00 of the sum of the annual principal payments to come due in respect of the term loan advances plus the annualized interest expense of the quarter ending on the measurement date.

The foregoing description is qualified in its entirety by reference to the Fourth Amendment to the Loan and Security Agreement between Avidbank Corporate Finance and Auxilio, Inc., which is found as Exhibit 10.1 of this filing. We were in compliance with all of the Avidbank agreement covenants as of June 30, 2015 and December 31, 2014.

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

Interest charges associated with the Avidbank line of credit, including loan origination costs totaled $16,347 and $18,432, respectively, for the six months ended June 30, 2015 and 2014, respectively. Interest charges associated with the Avidbank term loan, including loan origination costs totaled $11,726 for the six months ended June 30, 2015.

9.           NOTES PAYABLE – RELATED PARTIES

We assumed debt totaling $463,723 when we acquired Delphiis, Inc. effective July 1, 2014 (see Note 15).  In July 2014, we paid $100,000 to the note holders upon Delphiis’s collection of $100,000 from accounts receivable outstanding as of June 30, 2014. On February 19, 2015, a holder of $257,835 of the notes agreed to convert the principal amount of his note into 257,835 shares of our common stock and the other note holder was paid $52,943. For the remaining $52,944 principal, less unaccreted costs of $3,007, we have an outstanding promissory note payable to a former owner of Delphiis, Inc.  The note bears interest at the rate of 4% per annum, upon which we are to make quarterly interest-only payments on the total principal amount outstanding at the end of each calendar quarter.  The note matures on July 31, 2016 and contain no prepayment penalty. Pursuant to the terms of the note, we will accelerate payment on the outstanding amount due under such note at such time as Delphiis, Inc. achieves $4,000,000 of bookings measured from July 1, 2014.

Pursuant to a note conversion agreement, the holder of the $257,835 note agreed to convert the principal amount of his note into 257,835 shares of our common stock and received 128,917 shares of common stock and 128,918 shares of restricted stock units with the restriction being removed, and common shares being issued at the earlier of the achievement of when $4,000,000 of bookings target is reached, or July 31, 2016. The foregoing summary of the note conversion is qualified in its entirety by reference to the full context of the Note Conversion Agreement which is found as Exhibit 99.1 to our 8-K filing on February 27, 2015.

Interest expense on the notes, including amortization of the discount, for the six months ended June 30, 2015 totaled $29,899.

10.           CONVERTIBLE NOTES PAYABLE

Effective July 29, 2011, we closed on a private offering of secured convertible promissory notes and warrants (“Units”) for gross proceeds of $1,850,000.  Each of the Units consisted of (i) a $5,000 secured convertible promissory note (each a “Note” and collectively “Notes”) and (ii) a warrant (each a “Warrant” and collectively “Warrants”) to purchase 1,000 shares of our common stock at an exercise price of $1.50 per share.  The Notes matured July 29, 2014 and were secured by our tangible and intangible assets, subject to the senior security interest of AvidBank, as discussed in Note 8.  The Notes accrued interest at a rate of eight percent (8%) per annum, compounded annually, and the interest on the outstanding balance of the Notes was payable no later than thirty (30) days following the close of each calendar quarter.  The Notes were convertible into 1,850,000 shares of common stock.  The Warrants expire April 29, 2016 and are exercisable to purchase up to 370,000 shares of our common stock. We additionally granted piggyback registration rights to the investors in this offering.  Several members of our Board at the time, including John Pace, Michael Joyce, Mark St. Clare and Michael Vanderhoof, participated in the offering.

We also paid Cambria Capital, LLC a placement fee of $149,850 in sales commissions, reimbursement for costs associated with the placement of the Units and issued a warrant to purchase up to 199,800 shares of common stock exercisable at a price of $1.50 per share.  Cambria Capital, LLC is an affiliate of Michael Vanderhoof, a member of the Board. The engagement of Cambria Capital, LLC, the payment of the placement fee and the issuance of the warrant to Cambria Capital, LLC were approved by a majority of the disinterested members of the Board. We additionally granted piggyback registration rights to Cambria Capital, LLC that are the same as those afforded to the investors in the offering.

The holders of the Notes elected to convert all of the principal into 1,850,000 shares of common stock with 150,000 shares converted during 2012 and 2013, 150,000 shares converted from March 2014 to June 2014 and the remaining 1,550,000 shares converted in July 2014. The warrants remain outstanding until their exercise or expiration.

Interest charges associated with the convertible notes payable, including amortization of the discounts and loan acquisition costs totaled $180,064 for the six months ended June 30, 2014.

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

Major Customers

Our two largest customers accounted for approximately 35% of our revenues for the six months ended June 30, 2015 and our three largest customers accounted for approximately 41% of our revenues for the six months ended June 30, 2014. Our largest customers had net accounts receivable totaling approximately $2,600,000 and $2,800,000 as of June 30, 2015 and December 31, 2014 respectively.

13.           SEGMENT REPORTING

We have adopted ASC 280, “Segment Reporting”.  Because we operate in one business segment based on our integration and management strategies, segment disclosure has not been presented.

14.           GOODWILL

We performed an impairment test of goodwill as of December 31, 2014, determining that the implied fair value of goodwill based on the Company’s market capitalization was greater than the carrying amount of goodwill. We did not perform step 2 since the fair value was greater than the carrying amount.

Although the Company has experienced a net loss for the six months ended June 30, 2015, the net cash provided by operating activities totaled $536,983.  No other triggering events were noted during the six months ended June 30, 2015, therefore management did not feel it was necessary to perform an interim impairment test.

15.           STOCK PURCHASE AGREEMENT – DELPHIIS, INC.

As previously disclosed in our Current Report on Form 8-K, filed with the SEC on July 8, 2014, on July 7, 2014 we entered into a Stock Purchase Agreement (the “Agreement”) with Delphiis, Inc., a California corporation (“Delphiis”), certain stockholders of Delphiis (the “Stockholders”), and Mike Gentile, as seller representative (“Gentile”).  By agreement of the parties, the effective date of the Agreement was July 1, 2014.

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

Escrow Agreement

In connection with the Agreement, we entered into an escrow agreement with the Stockholders and Colonial Stock Transfer (the “Escrow Agent”), pursuant to which we deposited $100,000 of the Cash Consideration into an escrow to be held by the Escrow Agent to cover any indemnification claims made pursuant to the Agreement.  Under this escrow agreement, if no indemnification claims have been made prior to July 7, 2015, the Escrow Agent is to release the escrowed funds to the Stockholders. On July 28, 2015, the remaining $100,000 was distributed to the Stockholders by the Escrow Agent.

Employment Agreement

In connection with the Agreement, we entered into an employment agreement with Mr. Gentile (the “Gentile Employment Agreement”), pursuant to which Gentile was employed to serve as our Executive Vice President of Innovation and Security.  The initial term of the Gentile Employment Agreement is for three years (unless sooner terminated), and automatically renews for subsequent twelve-month periods unless either party determines to not renew.  Gentile’s base annual salary will be $200,000, and Gentile will be eligible to receive incentive compensation.  Pursuant to the Gentile Employment Agreement, Gentile also received 400,000 restricted shares of our common stock, vesting as follows: 100,000 shares will vest 2 years from the date of the Gentile Employment Agreement; 100,000 shares will vest 3 years from the date of the Gentile Employment Agreement; 100,000 shares will vest 4 years from the date of the Gentile Employment Agreement; and 100,000 shares will vest 5 years from the date of the Gentile Employment Agreement (see Note 4).

Pro Forma Information

The following supplemental unaudited pro forma information presents the combined operating results of the Company and the acquired business during the three and six months ended June 30, 2015 and 2014, as if the acquisition had occurred at the beginning of each of the periods presented. The pro forma information is based on the historical financial statements of the Company and that of the acquired business. Amounts are not necessarily indicative of the results that may have been attained had the combinations been in effect at the beginning of the periods presented or that may be achieved in the future.

	Three Months Ended June 30,		Six months Ended June 30,
	2015	2014	2015	2014

Pro forma revenue	$15,616,530	$10,714,367	$29,464,445	$21,215,447
Pro forma net loss	$(649,736)	$(41,576)	$(682,279)	$(35,297)
Pro forma basic net loss per share	$(0.03)	$(0.00)	$(0.03)	$(0.00)
Pro forma diluted net loss per share	$(0.03)	$(0.00)	$(0.03)	$(0.00)

16.           ASSET PURCHASE AGREEMENT - REDSPIN

On April 6, 2015, Auxilio entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Redspin, Inc., a California corporation (“Redspin”) and certain owners of Redspin, to acquire substantially all of the assets and certain liabilities of Redspin (the “Acquired Assets”).  A copy of the Purchase Agreement was filed as an exhibit to the Current Report on Form 8-K filed with the SEC on April 6, 2015.   On April 7, 2015, the Company completed its acquisition of the Acquired Assets in an asset purchase transaction (the “Transaction”) pursuant to the terms and conditions of the Purchase Agreement.

As a result of the consummation of the Purchase Agreement, on April 7, 2015, in consideration for the Acquired Assets, the Company paid Redspin $2,076,966 in cash, less a holdback of $200,000 to cover any indemnification claims made pursuant to the Transaction, and issued 452,284 shares of the Company’s restricted common stock, par value $0.001, which was the number of shares having an aggregate value of $500,000, with the price per share equal to the average of the closing price of Auxilio common stock on the OTC Markets for the 20 most recent trading days prior to the date of the Purchase Agreement, rounded up to the nearest whole number of shares (the “Securities Consideration”). The Company also agreed to pay a cash Earn-out Payment and the Employee Bonus Shares, as each are defined in the Purchase Agreement, upon the achievement of certain earnings targets in the first year following the date of the Purchase Agreement. Management estimated the fair value of the contingent consideration to be approximately $750,000. If no indemnification claims have been made prior to June 30, 2016, the Company’s secretary will release the holdback funds to Redspin.

The allocation of the purchase price of the assets acquired and liabilities assumed based on their fair values was as follows:

Acquired technology	$1,050,000
Customer relationships	600,000
Trademarks	200,000
Non-compete agreements	100,000
Goodwill	1,316,000
Accounts receivable	180,409
Other assets received	19,009
Accounts payable and accrued expenses	(23,196)
Accrued compensation	(118,009)
Deferred revenue	(31,247)
Total	$3,292,966

Purchased identifiable intangible assets are amortized on a straight-line basis over the respective useful lives. Our estimated useful life of the identifiable intangible assets acquired ranges from 3 to 10 years. We recognized goodwill of $1,316,000. Goodwill is recognized as we expect to be able to realize synergies between the two companies, primarily our ability to provide market and reach for the Redspin products and services to Auxilio’s customers.

The Company incurred approximately $70,000 in legal, accounting and other professional fees related to this acquisition, all of which were expensed during the six months ended June 30, 2015.

As of the date of this report, management is still in the process of determining the final accounting related to the acquisition of assets and assumption of liabilities of Redspin that closed in April 2015. Specifically, management is analyzing the Earn-out provisions of the Purchase Agreement to determine if any portion of the estimated Earn-out relates to post-combination compensation. Because management’s analysis has not yet been completed, the Company’s determination of the purchase price and the resulting purchase price allocation is preliminary. Management expects to complete its analysis during the quarter ending September 30, 2015.

Employment Agreement

In connection with the Purchase Agreement, Auxilio and Daniel Berger (“Berger”), CEO of Redspin, entered into an employment agreement (the “Berger Employment Agreement”), pursuant to which Berger was employed to serve as Executive Vice President of Auxilio.  The initial term of the Berger Employment Agreement is for two years (unless sooner terminated), and automatically renews for subsequent twelve-month periods unless either party determines to not renew.  Berger’s base annual salary will be $250,000, and Berger will be eligible to receive incentive compensation, consistent with that generally offered to executives of the Company.  In addition, Auxilio and John Abraham (“Abraham”), Founder of Redspin, entered into an independent contractor agreement (the “Abraham Agreement”), pursuant to which Abraham was retained to perform the work assigned by the Company.  The term of the Abraham Agreement is for two years (unless sooner terminated).  In consideration for such services, the Company agreed to pay Abraham $11,000 per month.

Pro Forma Information

The following supplemental unaudited pro forma information presents the combined operating results of the Company and the acquired business during the three months and six ended June 30, 2015 and 2014, as if the acquisition had occurred at the beginning of each of the periods presented. The pro forma information is based on the historical financial statements of the Company and that of the acquired business. Amounts are not necessarily indicative of the results that may have been attained had the combinations been in effect at the beginning of the periods presented or that may be achieved in the future.

	Three Months Ended June 30,		Six months Ended June 30,
	2015	2014	2015	2014

Pro forma revenue	$15,616,530	$10,926,192	$30,163,121	$21,648,081
Pro forma net loss	$(649,736)	$(170,555)	$(883,158)	$(500,610)
Pro forma basic net loss per share	$(0.03)	$(0.01)	$(0.04)	$(0.02)
Pro forma diluted net loss per share	$(0.03)	$(0.01)	$(0.04)	$(0.02)

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

OVERVIEW

We provide fully-outsourced managed print services and data security services to the healthcare industry, working exclusively with hospitals and health systems throughout the United States.

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

Where appropriate, references to “Auxilio,” the “Company,” “we,” “us” or “our” include Auxilio, Inc. and its wholly-owned subsidiaries, Auxilio Solutions, Inc. and Delphiis, Inc..

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities.  We evaluate these estimates on an on-going basis, including those estimates related to customer programs and incentives, product returns, bad debts, supplies, investments, intangible assets, goodwill, income taxes, contingencies and litigation.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  The results of these estimates form the basis for our judgments about the carrying values of assets and liabilities which are not readily apparent from other sources.  As a result, actual results may differ from these estimates under different assumptions or conditions.

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

We estimate the losses that may result from that portion of our accounts receivable that may not be collectible as a result of the inability of our customers to make required payments. Management specifically analyzes customer concentration, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. We review past due accounts on a monthly basis and record an allowance for doubtful accounts when we deem appropriate.

•	New customer implementation costs

We ordinarily incur additional costs to implement our services for new customers.  These costs are comprised primarily of additional labor and support.  These costs are expensed as incurred, and have a negative impact on our consolidated statements of operations and cash flows during the implementation phase.

•	Impairment of goodwill and intangible assets

The Company performs an impairment test of goodwill at least annually or on an interim basis if any triggering events occur that would merit another test. The impairment test compares our estimate of the implied fair value of goodwill based on the Company’s market capitalization to the carrying amount of goodwill. We have not had to perform step 2 of the impairment test because the fair value has exceeded the carrying amount. For other intangible assets with definite lives, we compare future undiscounted cash flow forecasts prepared by management to the carrying value of the related intangible asset group to determine if there is impairment.

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

RESULTS OF OPERATIONS

For the Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

Revenue

Revenue increased by $5,239,258 to $15,616,530 for the three months ended June 30, 2015, as compared to the same period in 2014.  Of this increase, approximately $1,500,000 is a result of the addition of new recurring service revenue contracts. We added approximately $1,600,000 in service revenues and software subscriptions from our newly acquired companies, Delphiis, Inc. and Redspin. We anticipate more overall revenue growth as a result of the expansion of our customer base.  Equipment sales for 2015 were approximately $2,700,000 as compared to approximately $600,000 in 2014. Equipment revenues in 2015 were primarily from copier fleet refresh activities at customers which were not needed in 2014 as these fleet refreshes are typically done every five years at any one customer facility.

Cost of Revenue

Cost of revenue consists of document imaging equipment, parts, supplies and salaries and expenses of direct labor and indirect support staff.  Cost of revenue was $13,500,076 for the three months ended June 30, 2015, as compared to $8,658,202 for the same period in 2014. The increase in the cost of revenues in 2015 is attributed primarily to the addition of new recurring service revenue contracts. We incurred approximately $1,800,000 in additional staffing, including contract labor, approximately $200,000 of additional travel costs and approximately $900,000 in additional service and supply costs, primarily as a result of our new customers.  Equipment costs increased by approximately $1,900,000 in 2015, primarily as a result of the increase in equipment revenues from the copier fleet refresh activities.

Gross margin decreased to 14% of revenue for the three months ended June 30, 2015 as compared to 17% for the same period in 2014. We implemented services at three new customers in the last six months and recent growth will result in additional implementation costs over the next 12 months. We expect higher cost of revenues at the start of our engagement with most new customers. In addition to the costs associated with implementing our services, we absorb our new customers’ legacy contracts with third-party vendors. As we implement our programs, we strive to improve upon these legacy contracts and thus reduce costs over the term of the contract. Given the varying expiration dates of these vendor contracts and the amount of savings being specific to each arrangement, we cannot predict our anticipated profit margins as these legacy contracts approach renewal. We anticipate this trend to continue but anticipate an overall increase in cost revenues sold as a result of the expansion of our customer base.

Sales and Marketing

Sales and marketing expenses include salaries, commissions and expenses for sales and marketing personnel, travel and entertainment, and other selling and marketing costs. Sales and marketing expenses were $808,816 for the three months ended June 30, 2015, as compared to $582,503 for the same period in 2014. We doubled our sales and marketing staff headcount in the first quarter of 2015 as compared to the same period in 2014 to expand our geographical reach and support the sales effort with the new acquired businesses. This resulted in additional salary and related costs.

General and Administrative

General and administrative expenses include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses and other administrative costs. General and administrative expenses increased by $878,271 to $1,923,027 for the three months ended June 30, 2015, as compared to $1,044,756 for the three months ended June 30, 2014. The increase in general and administrative expenses is attributed to approximately $330,000 in severance and related costs from the integration efforts initiated with the two recent acquisitions, including immediate vesting of stock options, approximately $100,000 in staffing an internal Human Resources department, approximately $90,000 in additional executive staff from the recent acquisition of Redspin, approximately $140,000 in amortization of intangible assets from our recent acquisitions, an increase in professional fees of approximately $70,000 mostly related to due diligence efforts related to the acquisition of Redspin and an increase in travel expenses of approximately $100,000, mostly related to supporting this acquisition. The remainder of the increase is primarily due to the additional overhead expenses we incurred as a result of the acquisition of Redspin.

Other Income (Expense)

Interest expense for the three months ended June 30, 2015 was $34,347, compared to $105,070 for the same period in 2014. The reduction is due to the conversion of $1,700,000 of debt to equity between March 2014 and July 2014.

For the Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

Revenue

Revenue increased by $8,842,601 to $29,464,445 for the six months ended June 30, 2015, as compared to the same period in 2014.  Of this increase, approximately $2,500,000 is a result of the addition of new recurring service revenue contracts. We added approximately $2,800,000 in service revenues and software subscriptions from our newly acquired companies. We anticipate more overall revenue growth as a result of the expansion of our customer base.  Equipment sales for 2015 were approximately $4,600,000 as compared to approximately $1,100,000 in 2014. Equipment revenues in 2015 were primarily from copier fleet refresh activities at customers which were not needed in 2014 as these fleet refreshes are typically done every five years at any one customer facility.

Cost of Revenue

Cost of revenue consists of document imaging equipment, parts, supplies and salaries and expenses of direct labor and indirect support staff.  Cost of revenue was $25,215,670 for the six months ended June 30, 2015, as compared to $17,163,142 for the same period in 2014. The increase in the cost of revenues in 2015 is attributed primarily to the addition of new recurring service revenue contracts. We incurred approximately $3,100,000 in additional staffing, including contract labor, approximately $300,000 of additional travel costs and approximately $1,500,000 in additional service and supply costs, primarily as a result of our new customers.  Equipment costs increased by approximately $3,200,000 in 2015, primarily as a result of the increase in equipment revenues from the copier fleet refresh activities.

Gross margin decreased to 14% of revenue for the six months ended June 30, 2015 as compared to 17% for the same period in 2014. We implemented services at three new customers in the last six months and recent growth will result in additional implementation costs over the next 12 months. We expect higher cost of revenues at the start of our engagement with most new customers. In addition to the costs associated with implementing our services, we absorb our new customers’ legacy contracts with third-party vendors. As we implement our programs, we strive to improve upon these legacy contracts and thus reduce costs over the term of the contract. Given the varying expiration dates of these vendor contracts and the amount of savings being specific to each arrangement, we cannot predict our anticipated profit margins as these legacy contracts approach renewal. We anticipate this trend to continue but anticipate an overall increase in cost revenues sold as a result of the expansion of our customer base.

Sales and Marketing

Sales and marketing expenses include salaries, commissions and expenses for sales and marketing personnel, travel and entertainment, and other selling and marketing costs. Sales and marketing expenses were $1,550,888 for the six months ended June 30, 2015, as compared to $1,090,714 for the same period in 2014. We doubled our sales and marketing staff headcount in 2015 as compared to the same period in 2014 to expand our geographical reach and support the sales effort with the new acquired businesses. This resulted in additional salary and related costs.

General and Administrative

General and administrative expenses include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses and other administrative costs. General and administrative expenses increased by $1,062,743 to $3,309,369 for the six months ended June 30, 2015, as compared to $2,246,626 for the six months ended June 30, 2014.  The increase in general and administrative expenses is attributed to approximately $330,000 in severance and related costs from the integration efforts initiated with the two recent acquisitions, including immediate vesting of stock options, approximately $130,000 in staffing an internal Human Resources department, approximately $90,000 in additional executive staff from the recent acquisition of Redspin, approximately $200,000 in amortization of intangible assets from the acquisitions of Delphiis, Inc. and Redspin, an increase in professional fees of approximately $150,000 mostly related to due diligence efforts and ongoing consulting arrangements related to the acquisition of Redspin, and an increase in travel expenses of approximately $150,000, much of it related to supporting this acquisition.

Other Income (Expense)

Interest expense for the six months ended June 30, 2015 was $68,397 compared to $203,893 for the same period in 2014.  The decrease is a result of the conversion of $1,700,000 of debt to equity between March 2014 and July 2014.

Income Tax Expense

Income tax expense for each of the six months ended June 30, 2015 and June 30, 2014, was $2,400 and $1,600 respectively, which represents the minimum tax liability due for required state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2015, our cash and cash equivalents were $5,088,623 and our working capital was $1,243,308.  Our principal cash requirements are for operating expenses, including equipment, supplies, employee costs, and capital expenditures and funding of the operations. Our primary sources of cash are service and equipment sale revenues, our bank line of credit and term loan, the exercise of options and warrants and the sale of common stock.

During the six months ended June 30, 2015, our cash provided by operating activities amounted to $536,983, as compared to $482,003 provided by operating activities for the same period in 2014.  The increase in cash provided by operating activities in 2015 is primarily due an increase in accounts payable as we await validation of expense for new client vendors.

We expect to continue to establish recurring revenue contracts to new customers throughout 2015 which we expect to have higher cost of revenues at the start of the engagements with most new customers. In addition, we plan to continue to grow our recent strategy to diversify our business into the data security industry. As a result of these two factors, we may seek additional financing, which may include debt and/or equity financing or funding through third party agreements. In May 2012, we entered into an asset-based line of credit agreement with a financial institution. This facility provides for borrowings up to $2,000,000 not to exceed 80% of eligible receivables.  In June 2015, we borrowed $2,000,000 of an available $4,000,000 under a four year term loan agreement. We may seek additional financing; however there can be no assurance that additional financing will be available on acceptable terms, if at all.  Any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants.  Management believes that cash generated from debt and/or equity financing arrangements along with funds from operations will be sufficient to sustain our business operations over the next twelve months. Management believes that cash flows from operations together with cash reserves and our bank line of credit and term loan availability will allow us to complete these transactions without disrupting operations.

OFF-BALANCE SHEET ARRANGEMENTS

Our off-balance sheet arrangements consist primarily of conventional operating leases, purchase commitments and other commitments arising in the normal course of business, as further discussed below under “Contractual Obligations and Contingent Liabilities and Commitments.” As of June 30, 2015, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

As of June 30, 2015, expected future cash payments related to contractual obligations and commercial commitments were as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Notes payable	$56,413	$2,775	$53,638	$-	$-
Term loan	2,183,751	579,688	1,091,875	512,188	-
Capital leases	204,867	92,962	111,905	-	-
Operating leases	2,186,795	290,987	756,716	874,033	265,059
Total	$4,631,826	$966,412	$2,014,134	$1,386,221	$265,059

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item 3.

ITEM 4.                      CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

As a result of the Delphiis acquisition in July 2014 and the Redspin acquisition in April 2015, management has implemented key controls designed to ensure that financial data related to these businesses is recorded, processed, summarized and reported accurately and timely.  This effort is ongoing and management expects the implementation of additional key controls to take place through at least the rest of the year.

Changes In Internal Control Over Financial Reporting. Other than as discussed in the preceding paragraph, there have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART –II - OTHER INFORMATION

ITEM 1A.                   RISK FACTORS.

As of the date of this filing, we have identified the following changes to the Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on March 30, 2015. (the “2014 Form 10-K”).  The Risk Factors set forth in the 2014 Form 10-K should be read carefully in connection with evaluating our business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q.  Any of the risks described in the 2014 Form 10-K could materially adversely affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made.  These are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We have acquired other businesses, and we may acquire additional businesses, that could negatively affect our operating results, dilute our stockholders’ ownership, increase our debt or cause us to incur significant expenses.

We have completed two business combinations over the past twelve months and we may pursue additional acquisitions of businesses and assets. We have limited experience with acquiring other companies and/or assets. We may not be able to find suitable partners or acquisition candidates, and we may not be able to complete such transactions on favorable terms, if at all. If we make any acquisitions, we may not be able to integrate these acquisitions successfully into our existing business, and we could assume unknown or contingent liabilities. Any future acquisitions also could result in the incurrence of debt, contingent liabilities or future write-offs of intangible assets or goodwill, any of which could have a negative impact on our cash flows, financial condition and results of operations. Integration of an acquired company also may disrupt ongoing operations and require management resources that we would otherwise focus on developing our existing business. We may experience losses related to investments in other companies, which could harm our financial condition and results of operations. We may not realize the anticipated benefits of any acquisition.

To finance any acquisitions, we may choose to issue shares of common stock as consideration, which could dilute the ownership of our stockholders. Additional funds may not be available on terms that are favorable to us, or at all. If the price of our common stock is low or volatile, we may not be able to acquire other companies using our stock as consideration.

ITEM 5. OTHER INFORMATION

Effective August 6, 2015, the Board of the Company adopted an amendment to the Company’s amended and restated bylaws (the “Amendment”). The Amendment, among other things, adopts a modified system for the election of directors.  Under this system, shareholders vote either “for” or “against” a director, and any nominee who receives more “against” than “for” votes is required to tender his or her resignation.  The Company’s Nominating and Corporate Governance Committee (the “Committee”) then reviews the resignation and makes a recommendation to the Board.  The Board, acting on the Committee’s recommendation, will publicly disclose its decision whether to accept or reject the resignation and the rationale behind it within 90 days from the date of the certification of the election results.  This description of the Amendment is a summary only and is qualified in its entirety by the text of the Amendment, filed as Exhibit 3.1 hereto and incorporated by reference herein.

ITEM 6.                      EXHIBITS.

No.	Item
3.1	First Amendment to Amended and Restated Bylaws of Auxilio, Inc. dated August 6, 2015
10.1	Fourth Amendment to the Loan and Security Agreement between Avidbank and Auxilio, Inc. dated June 19, 2015
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. †
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. †
32.1	Certification of the CEO and CFO pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. +
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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

AUXILIO, INC.

Date: August 14, 2015	By: /s/ Joseph J. Flynn
Joseph J. Flynn Chief Executive Officer (Principal Executive Officer)
Date: August 14, 2015	By: /s/ Paul T. Anthony
Paul T. Anthony Chief Financial Officer (Principal Accounting Officer)