Form 10-Q
period 2015-09-30
AUXILIO INC
filed 2015-11-13
CIK 1011432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares of the issuer’s common stock, $0.001 par value, outstanding as of November 12, 2015 was 24,323,167.

AUXILIO, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION
ITEM 1.                      FINANCIAL STATEMENTS.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30, 2015	DECEMBER 31, 2014
	(unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$5,220,919	$4,743,395
Accounts receivable, net	6,985,391	6,808,183
Supplies	1,443,760	1,066,132
Prepaid and other current assets	808,566	214,105
Total current assets	14,458,636	12,831,815

Property and equipment, net	340,589	215,747
Deposits	109,011	34,413
Intangible assets, net	2,875,000	1,265,000
Goodwill	3,665,656	2,473,656
Total assets	$21,448,892	$16,820,631

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$8,718,691	$7,417,361
Accrued compensation and benefits	2,336,631	1,447,132
Line of credit	-	200,000
Deferred revenue	901,272	921,771
Current portion of long-term liabilities	598,007	55,546
Total current liabilities	12,554,601	10,041,810

Long-term liabilities:
Term loan, less current portion	1,375,000	-
Notes payable to related parties, net of discount of $30,189 at December 31, 2014	-	333,534
Capital lease obligations, less current portion	153,172	49,822
Total long-term liabilities	1,528,172	383,356

Commitments and contingencies

Stockholders’ (deficit) equity:
Common stock, par value at $0.001, 33,333,333 shares authorized, 24,323,167 and 23,623,619 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	24,325	23,625
Additional paid-in capital	27,698,925	26,576,506
Accumulated deficit	(20,357,131)	(20,204,666)
Total stockholders’ (deficit) equity	7,366,119	6,395,465
Total liabilities and stockholders’ equity	$21,448,892	$16,820,631

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
Revenues	$15,725,616	$11,257,870	$45,190,062	$31,879,715
Cost of revenues	12,853,601	8,718,230	38,069,271	25,881,373

Gross profit	2,872,015	2,539,640	7,120,791	5,998,342

Operating expenses:
Sales and marketing	712,522	521,585	2,263,410	1,612,298
General and administrative expenses	1,597,793	1,194,959	4,907,162	3,441,587

Total operating expenses	2,310,315	1,716,544	7,170,572	5,053,885

Income (loss) from operations	561,700	823,096	(49,781)	944,457

Other income (expense):
Interest expense	(31,886)	(42,453)	(100,284)	(246,345)

Total other income (expense)	(31,886)	(42,453)	(100,284)	(246,345)

Income (loss) before provision for income taxes	529,814	780,643	(150,065)	698,112

Income tax expense	-	(39,000)	(2,400)	(40,600)

Net income (loss)	$529,814	$741,643	$(152,465)	$657,512

Net income (loss) per share:
Basic	$.02	$.03	$(.01)	$.03
Diluted	$.02	$.03	$(.01)	$.03

Number of weighted average shares:
Basic	24,274,815	23,067,462	24,050,960	21,539,066
Diluted	24,983,982	24,736,564	24,050,960	23,199,078

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2015
(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2014	23,623,619	$23,625	$26,576,506	$(20,204,666)	$6,395,465
Stock compensation expense for options and warrants granted to employees and directors	-	-	232,403	-	232,403
Stock compensation expense for contingent earn-out stock to be issued to employees	-	-	62,000	-	62,000
Stock compensation expense for restricted stock granted to key employee	100,000	100	101,781	-	101,881
Stock options exercised	18,347	19	(19)	-	-
Conversion of related party note payable to common stock	128,917	129	257,706	-	257,835
Common stock issued in connection with the acquisition of Redspin	452,284	452	468,548	-	469,000
Net loss	-	-	-	(152,465)	(152,465)
Balance at September 30, 2015	24,323,167	$24,325	$27,698,925	$(20,357,131)	$7,366,119

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended September 30,
	2015	2014
Cash flows from operating activities:
Net (loss) income	$(152,465)	$657,512
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	110,963	75,650
Amortization of intangible assets	340,000	52,500
Stock compensation expense for warrants and options issued to employees and directors	232,403	313,864
Stock compensation expense for contingent earn-out stock to be issued to employees	62,000	-
Stock compensation expense for restricted stock issued to key employee	101,881	15,233
Interest expense related to accretion of debt discount costs	30,189	87,017
Interest expense related to amortization of loan acquisition costs	-	51,162
Changes in operating assets and liabilities:
Accounts receivable	3,201	(1,346,948)
Supplies	(377,628)	(52,848)
Prepaid and other current assets	(578,630)	159,704
Deposits	(71,420)	-
Accounts payable and accrued expenses	455,133	1,233,479
Accrued compensation and benefits	771,490	(155,635)
Deferred revenue	(51,745)	(117,741)
Net cash provided by operating activities	875,372	972,949
Cash flows from investing activities:
Purchases of property and equipment	(12,010)	(74,674)
Purchase of Redspin	(1,876,966)	-
Purchase of Delphiis, Inc. net of cash acquired	-	(995,257)
Net cash used for investing activities	(1,888,976)	(1,069,931)
Cash flows from financing activities:
Net repayments on line of credit agreement	(200,000)	(200,000)
Proceeds from term loan	2,000,000	-
Payments on term loan	(125,000)	-
Payments on notes payable to related parties	(105,888)	(100,000)
Net proceeds from issuance of common stock through employee stock options	-	61,775
Payments on capital leases	(77,984)	(58,976)
Net cash provided by (used for) financing activities	1,491,128	(297,201)
Net increase (decrease) in cash and cash equivalents	477,524	(394,183)
Cash and cash equivalents, beginning of period	4,743,395	4,668,624
Cash and cash equivalents, end of period	$5,220,919	$4,274,441

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Nine months ended September 30,
	2015	2014
Supplemental disclosure of cash flow information:
Interest paid	$70,095	$104,178
Income taxes paid	$141,850	$81,454
Non-cash investing and financing activities:
Property and equipment acquired through capital leases	$223,795	$46,309
Conversion of convertible notes payable	$-	$1,700,000
Conversion of note payable to related party	$257,835	$-
Common stock issued in connection with the acquisition of Redspin	$469,000	$-
Common stock issued in connection with the acquisition of Delphiis, Inc.	-	$1,012,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
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

3.           OPTIONS AND WARRANTS

Below is a summary of stock option and warrant activity during the nine month period ended September 30, 2015:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2014	4,886,829	$1.05
Granted	227,750	1.17
Exercised	(18,347)	0.47
Cancelled	(541,677)	1.51
Outstanding at September 30, 2015	4,554,555	$1.01	4.38	$534,663
Exercisable at September 30, 2015	4,131,496	$0.99	4.38	$531,986

During the nine months ended September 30, 2015, we granted a total of 227,750 options to our employees and directors to purchase shares of our common stock at an exercise price range of $1.09 to $1.22 per share. The exercise price equals the fair value of our stock on the grant date.  The options have graded vesting annually over three years starting January 2015.  The fair value of the options was determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate range of 0.08% to 0.12%; (ii) estimated volatility range of 53.57% to 54.98%; (iii) dividend yield of 0.0%; and (iv) expected life of the options of three years.

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2014	2,208,565	$1.11
Granted	-	-
Exercised	-	-
Cancelled	(233,334)	1.13
Outstanding at September 30, 2015	1,975,231	$1.13	3.71	$70,250
Exercisable at September 30, 2015	1,508,565	$1.16	2.60	$70,250

For the three and nine months ended September 30, 2015 and 2014, stock-based compensation expense recognized in the consolidated statements of operations are as follows:

	Three Months Ended September 30,		Nine months Ended September 30,
	2015	2014	2015	2014
Cost of revenues	$70,396	$20,050	$127,953	$150,029
Sales and marketing	8,319	12,406	25,885	35,818
General and administrative expense	30,955	43,329	180,446	143,250
Total stock based compensation expense	$109,670	$75,785	$334,284	$329,097

We also recognized stock-based compensation of $62,000 in connection with the acquisition of Redspin (Note 16)

4.           RESTRICTED STOCK

In July 2014, in connection with our acquisition of the common stock of Delphiis, Inc., we issued 400,000 shares of restricted stock to a key employee as part of his employment agreement. The shares vest as follows:

Vesting Date	Shares
July 1, 2016	100,000
July 1, 2017	100,000
July 1, 2018	100,000
July 1, 2019	100,000

In August 2015, the key employee’s employment agreement was revised such that the first 100,000 shares became fully vested and the remaining shares will be cancelled in January 2016. The stock-based compensation expense recognized for these shares totaled $101,881 for the nine months ended September 30, 2015 (Note 3).

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

For the three months ended September 30, 2015, potentially dilutive securities consisted of options and warrants to purchase 6,529,786 shares of common stock at prices ranging from $0.30 to $2.15 per share. Of these potentially dilutive securities, only 709,167 of the shares to purchase common stock from the options and warrants are included in the computation of diluted earnings per share as their effect would be anti-dilutive.

For the nine months ended September 30, 2015, potentially dilutive securities consisted of options and warrants to purchase 6,529,786 shares of common stock at prices ranging from $0.30 to $2.15 per share. For the nine months ended September 30, 2015, of these potentially dilutive securities, none of the shares to purchase common stock from the options and warrants are included from the computation of diluted earnings per share as their effect would be anti-dilutive.

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

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net income (loss)	$529,814	$741,643	$(152,465)	$657,512
Effects of dilutive securities:
Convertible notes payable	-	30,811	-	-
Net income (loss) after effects of conversion of notes payable	$529,814	$772,454	$(152,465)	$657,512
Denominator:
Denominator for basic calculation weighted average shares	24,274,815	23,067,462	24,050,960	21,539,066
Dilutive common stock equivalents:
Secured convertible notes	-	456,044	-	-
Options and warrants	709,167	1,213,058	-	1,660,012
Denominator for diluted calculation weighted average shares	24,983,982	24,736,564	24,050,960	23,199,078

Net income (loss) per share:
Basic net income (loss) per share	$.02	$.03	$(.01)	$.03
Diluted net income (loss) per share	$.02	$.03	$(.01)	$.03

6.           ACCOUNTS RECEIVABLE

A summary of accounts receivable is as follows:
	September 30, 2015	December 31, 2014
Trade receivables	$7,592,429	$8,105,330
Unapplied advances and unbilled revenue	(607,038)	(1,297,147)
Allowance for doubtful accounts	-	-
Total accounts receivable	$6,985,391	$6,808,183

7.           INTANGIBLE ASSETS

Intangible assets consist of the following as of September 30, 2015:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Life (years)
Delphiis, Inc.
Acquired technology	$900,000	$(112,500)	$787,500	10
Customer relationships	400,000	(100,000)	300,000	5
Trademarks	50,000	(41,667)	8,333	1.5
Non-compete agreements	20,000	(8,333)	11,667	3
Total intangible assets, Delphiis, Inc.	$1,370,000	$(262,500)	$1,107,500

Redspin
Acquired technology	$1,050,000	$(52,500)	$997,500	10
Customer relationships	600,000	(100,000)	500,000	3
Trademarks	200,000	(20,000)	180,000	5
Non-compete agreements	100,000	(10,000)	90,000	5
Total intangible assets, Redspin	$1,950,000	$(182,500)	$1,767,500

Total intangible assets	$3,320,000	$(445,000)	$2,875,000

Please see Notes 15 and 16 below for further discussion of the origin of these intangible assets.

8.           LINE OF CREDIT AND TERM LOAN

On May 4, 2012, we entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Avidbank Corporate Finance, a Division of Avidbank (“Avidbank”).  On April 26, 2013, we amended the Loan and Security Agreement with Avidbank. On April 25, 2014, we again amended the Loan and Security Agreement with Avidbank (the “Second Avidbank Amendment”). Under the Second Avidbank Amendment, the term of the revolving line-of-credit of up to $2.0 million extended through April 25, 2015, at an interest rate of prime plus 1.0% per annum. This line of credit was further extended through June 25, 2015 under the third amendment to the Loan and Security Agreement. On June 19, 2015, we again amended the Loan and Security Agreement with Avidbank (the “Fourth Avidbank Amendment”). Under the Fourth Avidbank Amendment, the term of the revolving line-of-credit of up to $2.0 million was extended through June 19, 2017, at an interest rate of prime plus 0.75% per annum.  As of September 30, 2015, the interest rate was 4.00%.  There will be no minimum interest payable with respect to any calendar quarter. The amount available to us at any given time is the lesser of (a) $2.0 million, or (b) the amount available under our borrowing base (80% of our eligible accounts, minus (1) accrued client lease payables, and minus (2) accrued equipment pool liability).

The Fourth Avidbank Amendment also provided for a term loan facility which allows for advances up to $4,000,000 through June 19, 2016. Our initial draw was for $2,000,000. Term loan repayments shall be in 48 equal installments of principal, plus accrued interest at an interest rate of prime plus 1.25% per annum.

As of September 30, 2015 outstanding borrowings under the term loan was $1,875,000.

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

The foregoing description is qualified in its entirety by reference to the Fourth Amendment to the Loan and Security Agreement between Avidbank Corporate Finance and Auxilio, Inc., which is found as Exhibit 10.1 of our form 10-Q filed on August 14, 2015. We were in compliance with all of the Avidbank agreement covenants as of September 30, 2015 and December 31, 2014.

In connection with our entry into the Loan and Security Agreement, we granted Avidbank (a) a general, first-priority security interest in all of our assets, equipment and inventory, and (b) a security interest in all of our intellectual property under an Intellectual Property Security Agreement.  As additional consideration for the Loan and Security Agreement, we issued Avidbank a 5-year warrant to purchase up to 72,098 shares of our common stock at an exercise price of $1.39 per share.  The foregoing descriptions are qualified in their entirety by reference to the respective agreements.  These agreements are found in our Form 8-K filed on May 9, 2012 as Exhibits 10.1, 10.2, 10.3 and 10.4.

Interest charges associated with the Avidbank line of credit, including loan origination costs totaled $0 and $2,196, respectively, for the three months ended September 30, 2015 and 2014, respectively, and $16,347 and $20,628, respectively, for the nine months ended September 30, 2015 and 2014. Interest charges associated with the Avidbank term loan, including loan origination costs totaled $22,620 and $38,120, respectively, for the three and nine months ended September 30, 2015.

9.           NOTES PAYABLE – RELATED PARTIES

We assumed debt totaling $463,723 when we acquired Delphiis, Inc. effective July 1, 2014 (see Note 15).  In July 2014, we paid $100,000 to the note holders upon Delphiis’s collection of $100,000 from accounts receivable outstanding as of June 30, 2014. On February 19, 2015, a holder of $257,835 of the notes agreed to convert the principal amount of his note into 257,835 shares of our common stock and the other note holder was paid $52,944. The remaining $52,944 principal was repaid in September 2015 when, pursuant to the terms of the note, we accelerated payment on the outstanding amount due at such time as Delphiis, Inc. achieved $4,000,000 of bookings measured from July 1, 2014.

Pursuant to a Note Conversion Agreement, dated February 19, 2015 (the “Conversion Agreement”), the holder of the $257,835 note agreed to convert the principal amount of his note into 257,835 shares of our common stock. In February 2015 he received 128,917 shares of common stock, and in October 2015 he received the remaining 128,918 shares of restricted stock units with the restriction being removed, and common shares being issued when, under the terms of the Conversion Agreement, we accelerated the issuance at such time as Delphiis, Inc. achieved $4,000,000 of bookings measured from July 1, 2014. The foregoing summary of the note conversion is qualified in its entirety by reference to the full context of the Conversion Agreement which is found as Exhibit 99.1 to our 8-K filing on February 27, 2015.

Interest expense on the notes, including amortization of the discount, was $3,377 and $33,276, respectively, for the three and nine months ended September 30, 2015.

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

Interest charges associated with the convertible notes payable, including amortization of the discounts and loan acquisition costs totaled $208,601 for the nine months ended September 30, 2014.

11.           EMPLOYMENT AGREEMENTS

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

Effective January 1, 2014, we entered into an employment agreement with Paul T. Anthony, our Chief Financial Officer (“CFO”) since 2004 (the “Anthony Agreement”). The Anthony Agreement provides that Mr. Anthony will continue to serve as our EVP and CFO. The Anthony Agreement has a term of two years, and provides for an annual base salary of $225,000. The Anthony Agreement will automatically renew for subsequent twelve month terms unless either party provides advance written notice to the other that such party does not wish to renew the agreement for a subsequent twelve months.  Mr. Anthony also receives the customary employee benefits available to our employees. Mr. Anthony is also entitled to receive a bonus of up to $108,000 per year, the achievement of which is based on Company performance metrics.  Further, the Anthony Agreement revised the vesting schedule of warrants granted to Mr. Anthony in January 2013. The revision spreads the vesting date of the remaining 200,000 unvested shares from 100,000 on January 1, 2015 and 100,000 on January 1, 2016 to 66,667 on January 1, 2015, 66,667 on January 1, 2016 and 66,666 on January 1, 2017. The warrants will vest contingent with the achievement of certain financial performance metrics of the Company for calendar years 2015 and 2016. The calendar year 2014 performance metrics were not met and as such, they did not vest.   We may terminate Mr. Anthony’s employment under the Anthony Agreement without cause at any time on thirty days advance written notice, at which time Mr. Anthony would receive severance pay for twelve months and be fully vested in all options and warrants granted to date. The foregoing summary of the Anthony Agreement is qualified in its entirety by reference to the full context of the employment agreement which is found as Exhibit 10.3 to our 10-Q filing on May 14, 2014.

12.           CONCENTRATIONS

Cash Concentrations

At times, cash balances held in financial institutions are in excess of federally insured limits.  Management performs periodic evaluations of the relative credit standing of financial institutions and limits the amount of risk by selecting financial institutions with a strong credit standing.

Major Customers

Our three largest customers accounted for approximately 49% of our revenues for the nine months ended September 30, 2015 and our three largest customers accounted for approximately 40% of our revenues for the nine months ended September 30, 2014. Our largest customers had net accounts receivable totaling approximately $2,400,000 and $2,800,000 as of September 30, 2015 and December 31, 2014 respectively.

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

Although the Company has experienced a net loss for the nine months ended September 30, 2015, the net cash provided by operating activities totaled $875,372.  No other triggering events were noted during the nine months ended September 30, 2015; therefore management did not feel it was necessary to perform an interim impairment test.

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

On August 16, 2015, we entered into a revised employment agreement with Mr. Gentile. The initial term of the agreement was changed to terminate as of January 1, 2016. The first 100,000 restricted shares of common stock were deemed to be vested and were issued to him in August 2015 (Note 4). The revised agreement requires a payment of $120,000 on January 1, 2016 unless the parties further agree to extend the employment term.

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

As a result of the consummation of the Purchase Agreement, on April 7, 2015, in consideration for the Acquired Assets, the Company paid Redspin $2,076,966 in cash, less a holdback of $200,000 to cover any indemnification claims made pursuant to the Transaction, and issued 452,284 shares of the Company’s restricted common stock, par value $0.001, which was the number of shares having an aggregate value of $500,000, with the price per share equal to the average of the closing price of Auxilio common stock on the OTC Markets for the 20 most recent trading days prior to the date of the Purchase Agreement, rounded up to the nearest whole number of shares. The Company also agreed to pay a cash Earn-out Payment, as defined in the Purchase Agreement, upon the achievement of certain earnings targets in the first year following the date of the Purchase Agreement. Management estimated the fair value of the contingent consideration to be approximately $623,000. If no indemnification claims have been made prior to June 30, 2016, the Company’s secretary will release the holdback funds to Redspin.

The Purchase Agreement also provides for the Company to pay employee bonus shares of common stock upon the achievement of the same certain earnings targets and provided they remain with the Company for one year subsequent to the acquisition date. Management previously had considered the $124,000 of fair value of these employee bonus shares to be a component of the acquisition cost, After completing the analysis of the earn-out provisions, Management has determined that the employee bonus shares are post-combination compensation. Accordingly, the Company has recorded $62,000 as stock-based compensation expense for the nine months ended September 30, 2015 for the employee bonus shares.

The allocation of the purchase price of the assets acquired and liabilities assumed based on their fair values was as follows:

Acquired technology	$1,050,000
Customer relationships	600,000
Trademarks	200,000
Non-compete agreements	100,000
Goodwill	1,192,000
Accounts receivable	180,409
Other assets received	19,009
Accounts payable and accrued expenses	(23,196)
Accrued compensation	(118,009)
Deferred revenue	(31,247)
Total	$3,168,966

Purchased identifiable intangible assets are amortized on a straight-line basis over the respective useful lives. Our estimated useful life of the identifiable intangible assets acquired ranges from 3 to 10 years. We recognized goodwill of $1,192,000. Goodwill is recognized as we expect to be able to realize synergies between the two companies, primarily our ability to provide market and reach for the Redspin products and services to Auxilio’s customers.

The Company incurred approximately $70,000 in legal, accounting and other professional fees related to this acquisition, all of which were expensed during the nine months ended September 30, 2015.

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

Pro Forma Information

The following supplemental unaudited pro forma information presents the combined operating results of the Company and the acquired business during the three and nine months ended September 30, 2015 and 2014, as if the acquisition had occurred at the beginning of each of the periods presented. The pro forma information is based on the historical financial statements of the Company and that of the acquired business. Amounts are not necessarily indicative of the results that may have been attained had the combinations been in effect at the beginning of the periods presented or that may be achieved in the future.

	Three Months Ended September 30,		Nine months Ended September 30,
	2015	2014	2015	2014

Pro forma revenue	$15,725,616	$12,192,344	$45,888,738	$33,840,426
Pro forma net income (loss)	$529,814	$898,718	$(353,344)	$436,308
Pro forma basic net income (loss) per share	$0.02	$0.04	$(0.01)	$0.02
Pro forma diluted net income (loss) per share	$0.02	$0.04	$(0.01)	$0.02

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

RESULTS OF OPERATIONS

For the Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

Revenue

Revenue increased by $4,467,746 to $15,725,616 for the three months ended September 30, 2015, as compared to the same period in 2014.  Of this increase, approximately $2,700,000 is a result of the addition of new recurring service revenue contracts. We added approximately $1,100,000 in service revenues and software subscriptions from our newly acquired companies, Delphiis, Inc. and Redspin. We anticipate more overall revenue growth as a result of the expansion of our customer base.  Equipment sales for 2015 were approximately $1,600,000 as compared to approximately $700,000 in 2014. Equipment revenues in 2015 were primarily from copier fleet refresh activities at customers which were not needed in 2014 as these fleet refreshes are typically done every five years at any one customer facility.

Cost of Revenue

Cost of revenue consists of document imaging equipment, parts, supplies and salaries and expenses of direct labor and indirect support staff.  Cost of revenue was $12,853,601 for the three months ended September 30, 2015, as compared to $8,718,230 for the same period in 2014. The increase in the cost of revenues in 2015 is attributed primarily to the addition of new recurring service revenue contracts. We incurred approximately $1,900,000 in additional staffing, including contract labor, approximately $200,000 of additional travel costs and approximately $1,000,000 in additional service and supply costs, primarily as a result of our new customers.  Equipment costs increased by approximately $900,000 in 2015, primarily as a result of the increase in equipment revenues from the copier fleet refresh activities.

Gross margin decreased to 18% of revenue for the three months ended September 30, 2015 as compared to 23% for the same period in 2014. We implemented services at four new customers in the last nine months; this recent growth will result in additional implementation costs over the next 12 months. We expect higher cost of revenues at the start of our engagement with most new customers. In addition to the costs associated with implementing our services, we absorb our new customers’ legacy contracts with third-party vendors. As we implement our programs, we strive to improve upon these legacy contracts and thus reduce costs over the term of the contract. Given the varying expiration dates of these vendor contracts and the amount of savings being specific to each arrangement, we cannot predict our anticipated profit margins as these legacy contracts approach renewal. We anticipate this trend to continue but anticipate an overall increase in cost revenues sold as a result of the expansion of our customer base.

Sales and Marketing

Sales and marketing expenses include salaries, commissions and expenses for sales and marketing personnel, travel and entertainment, and other selling and marketing costs. Sales and marketing expenses were $712,522 for the three months ended September 30, 2015, as compared to $521,585 for the same period in 2014. We increased our sales and marketing staff headcount in the first quarter of 2015 to expand our geographical reach and support the sales effort with the newly acquired businesses. This resulted in additional salary and related costs.

General and Administrative

General and administrative expenses include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses and other administrative costs. General and administrative expenses increased by $402,834 to $1,597,793 for the three months ended September 30, 2015, as compared to $1,194,959 for the three months ended September 30, 2014. The increase in general and administrative expenses is attributed to approximately $100,000 in staffing an internal Human Resources department, approximately $100,000 in additional executive staff from the recent acquisition of Redspin and approximately $90,000 in additional amortization of intangible assets and approximately $60,000 in contingent employee bonus shares from this same acquisition, The remainder of the increase is primarily due to the additional overhead expenses we incurred as a result of the acquisition of Redspin.

Other Income (Expense)

Interest expense for the three months ended September 30, 2015 was $31,886, compared to $42,453 for the same period in 2014. The reduction is primarily due to the lower interest rate for our current bank term loan as compared to the interest rate on our convertible debt in 2014.

Income Tax Expense

Income tax expense for each of the three months ended September 30, 2015 and September 30, 2014, was zero and $39,000 respectively. The variance is a result of the taxable earnings for each period.

For the Nine months ended September 30, 2015 Compared to the Nine months ended September 30, 2014

Revenue

Revenue increased by $13,310,347 to $45,190,062 for the nine months ended September 30, 2015, as compared to the same period in 2014.  Of this increase, approximately $5,200,000 is a result of the addition of new recurring service revenue contracts. We added approximately $3,900,000 in service revenues and software subscriptions from our newly acquired companies. We anticipate more overall revenue growth as a result of the expansion of our customer base.  Equipment sales for 2015 were approximately $6,200,000 as compared to approximately $1,800,000 in 2014. Equipment revenues in 2015 were primarily from copier fleet refresh activities at customers which were not needed in 2014 as these fleet refreshes are typically done every five years at any one customer facility.

Cost of Revenue

Cost of revenue consists of document imaging equipment, parts, supplies and salaries and expenses of direct labor and indirect support staff.  Cost of revenue was $38,069,271 for the nine months ended September 30, 2015, as compared to $25,881,373 for the same period in 2014. The increase in the cost of revenues in 2015 is attributed primarily to the addition of new recurring service revenue contracts. We incurred approximately $5,000,000 in additional staffing, including contract labor, approximately $500,000 of additional travel costs and approximately $2,600,000 in additional service and supply costs, primarily as a result of our new customers.  Equipment costs increased by approximately $4,100,000 in 2015, primarily as a result of the increase in equipment revenues from the copier fleet refresh activities.

Gross margin decreased to 16% of revenue for the nine months ended September 30, 2015 as compared to 19% for the same period in 2014. We implemented services at four new customers in the last nine months and recent growth will result in additional implementation costs over the next 12 months. We expect higher cost of revenues at the start of our engagement with most new customers. In addition to the costs associated with implementing our services, we absorb our new customers’ legacy contracts with third-party vendors. As we implement our programs, we strive to improve upon these legacy contracts and thus reduce costs over the term of the contract. We anticipate this trend to continue but anticipate an overall increase in cost revenues sold as a result of the expansion of our customer base.

Sales and Marketing

Sales and marketing expenses include salaries, commissions and expenses for sales and marketing personnel, travel and entertainment, and other selling and marketing costs. Sales and marketing expenses were $2,263,410 for the nine months ended September 30, 2015, as compared to $1,612,298 for the same period in 2014. We increased our sales and marketing staff headcount in 2015 to expand our geographical reach and support the sales effort with the newly acquired businesses. This resulted in additional salary and related costs.

General and Administrative

General and administrative expenses include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses and other administrative costs. General and administrative expenses increased by $1,465,575 to $4,907,162 for the nine months ended September 30, 2015, as compared to $3,441,587 for the nine months ended September 30, 2014.  The increase in general and administrative expenses is attributed to approximately $330,000 in severance and related costs from the integration efforts initiated with the two recent acquisitions, including immediate vesting of stock options, approximately $250,000 in staffing an internal Human Resources department, approximately $190,000 in additional executive staff from the recent acquisition of Redspin, approximately $230,000 in additional amortization of intangible assets from the acquisitions of Delphiis, Inc. and Redspin, an increase in professional fees of approximately $160,000 mostly related to due diligence efforts and ongoing consulting arrangements related to the acquisition of Redspin, and an increase in travel expenses of approximately $160,000, much of it related to supporting this acquisition. The remainder of the increase is primarily due to the additional overhead expenses we incurred as a result of the acquisition of Redspin.

Other Income (Expense)

Interest expense for the nine months ended September 30, 2015 was $100,284 compared to $246,345 for the same period in 2014.  The reduction is primarily due to the lower interest rate for our current bank term loan as compared to the interest rate on our convertible debt in 2014.

Income Tax Expense

Income tax expense for each of the nine months ended September 30, 2015 and September 30, 2014, was $2,400 and $40,600 respectively. The variance is a result of the taxable earnings for each period.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2015, our cash and cash equivalents were $5,220,919 and our working capital was $1,904,035.  Our principal cash requirements are for operating expenses, including equipment, supplies, employee costs, and capital expenditures, debt repayments and funding of the operations. Our primary sources of cash are service and equipment sale revenues and our bank line of credit and term loan.

During the nine months ended September 30, 2015, our cash provided by operating activities amounted to $875,372, as compared to $972,949 provided by operating activities for the same period in 2014.  We have maintained a consistent positive cash flow from operating activities while we grow our customer base.

We plan to continue to pursue our recent strategy to diversify our business into the data security industry. As a result, we may seek additional financing, which may include debt and/or equity financing or funding through third party agreements. In May 2012, we entered into an asset-based line of credit agreement with a financial institution. This facility provides for borrowings up to $2,000,000 not to exceed 80% of eligible receivables.  In June 2015, we borrowed $2,000,000 of an available $4,000,000 under a four year term loan agreement. We may seek additional financing; however there can be no assurance that additional financing will be available on acceptable terms, if at all.  Any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants.  Management believes that existing cash, cash generated from debt and/or equity financing arrangements along with funds from operations will be sufficient to sustain our business operations over the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

Our off-balance sheet arrangements consist primarily of conventional operating leases, purchase commitments and other commitments arising in the normal course of business, as further discussed below under “Contractual Obligations and Contingent Liabilities and Commitments.” As of September 30, 2015, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

As of September 30, 2015, expected future cash payments related to contractual obligations and commercial commitments were as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Term loan	$2,050,782	$577,813	$1,088,125	$384,844	$-
Capital leases	280,324	124,267	156,057	-	-
Operating leases	2,127,340	297,684	795,835	880,444	153,377
Total	$4,458,446	$999,764	$2,040,017	$1,265,288	$153,377

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

ITEM 5.                      OTHER INFORMATION

On June 26, 2015, the Company entered into a new lease for office space with MVPlaza, Inc. (the “Lease Agreement”).  Pursuant to the terms of the Lease Agreement, the Company, scheduled to commence on October 1, 2015, will lease approximately 18,230 square feet in one building located at 27271 Las Ramblas, Mission Viejo, CA 92691. Tenant improvements are expected to be completed in December 2015, after which we will gain occupancy and rent charges will commence.  The Lease Agreement expires on January 31, 2021 unless earlier terminated in accordance with the provisions of the Lease Agreement.  The Company’s base rent under the Lease Agreement is $33,076 per month, with annual adjustments thereafter.  The foregoing description is qualified in its entirety by the text of the Lease Agreement, which is filed herewith as Exhibit 10.1.

ITEM 6.                      EXHIBITS.

No.	Item
10.1	Office Lease between MVPlaza, Inc. and Auxilio, Inc., dated as of June 24, 2015
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. †
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. †
32.1	Certification of the CEO and CFO pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. +
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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

AUXILIO, INC.

Date: November 13, 2015	By: /s/ Joseph J. Flynn
Joseph J. Flynn Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2015	By: /s/ Paul T. Anthony
Paul T. Anthony Chief Financial Officer (Principal Accounting Officer)