Form 10-K
period 2015-12-31
AUXILIO INC
filed 2016-03-30
CIK 1011432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015.

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-27507

AUXILIO, INC.

(Exact name of registrant as specified in its charter)

Nevada	88-0350448
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

27271 Las Ramblas, Suite 200, Mission Viejo, California  92691
(Address of principal executive offices) (Zip Code)

(949) 614-0700
(Registrant's telephone number, including area code)

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
Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [  ]  No [X]

The aggregate market value of the registrant's common stock, $0.001 par value per share ("Common Stock"), held by non-affiliates of the registrant on June 30, 2015, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $21.0 million (based on the average bid price of the Common Stock on that date). Shares of Common Stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting securities of the registrant were excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes. The registrant has one class of securities, its Common Stock.

As of March 30, 2016, the registrant had 24,452,085 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.

Part III incorporates by reference certain information from the registrant's definitive proxy statement (the "Proxy Statement") for the 2016 Annual Meeting of Stockholders to be filed on or before April 8, 2016.

AUXILIO, INC.
ANNUAL REPORT ON FORM 10-K
 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

Cautionary Note Regarding Forward-Looking Statements

From time to time, we and our representatives may provide information, whether orally or in writing, including certain statements in this Annual Report on Form 10-K (this "Annual Report"), which are deemed to be "forward-looking" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that concern matters that involve risks and uncertainties which could cause actual results to differ materially from those projected in the forward-looking statements. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995 (the "Litigation Reform Act") and are based on our beliefs as well as assumptions made by us using information currently available. All statements other than statements of historical fact contained in this Annual Report, including statements regarding future events, our future financial performance, our future business strategy and the plans and objectives of management for future operations, are forward-looking statements. The words "anticipate," "believe," "estimate," "expect," "intend," "will," "should" and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended or using other similar expressions. In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Annual Report, any exhibits to this Annual Report and other public statements we make. Such factors are set forth in the "Business" section, the "Risk Factors" section, the "Legal Proceedings" section, the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section and other sections of this Annual Report, as well as in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations, except as required by applicable law.

PART I

ITEM 1.	BUSINESS.

Introduction

Auxilio, Inc. (including our subsidiaries, Auxilio Solutions, Inc. and Delphiis, Inc.; referred to collectively in this Annual Report, as "Auxilio," the "Company," "we," "our" and "us") is engaged in the business of providing fully outsourced print management services and cyber security professional services primarily to the healthcare industry, and also to financial institutions, gaming and other industries. Auxilio was incorporated in Nevada on August 29, 1995, under the name Corporate Development Centers, Inc. As a result of a series of transactions, we changed our name to "Auxilio, Inc." in April 2004. Our principal executive offices are located at 27271 Las Ramblas, Suite 200, Mission Viejo, California 92691.

For more information on Auxilio and our products and services, please see the section entitled "Principal Products or Services" below or visit our website at www.auxilioinc.com. The inclusion of our Internet address in this Annual Report does not include or incorporate by reference into this Annual Report any information on our website. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and other filings with the Securities and Exchange Commission (the "SEC") are generally available through the EDGAR system maintained by the SEC at www.sec.gov.

Background

Auxilio, Inc., a Nevada corporation, was incorporated on August 29, 1995.  On April 1, 2004, we acquired Alan Mayo and Associates, Inc. dba The Mayo Group ("TMG"), a managed print company. TMG provided outsourced print management services to healthcare facilities throughout California, which services we provide as the successor-in-interest to TMG. After we acquired TMG, we changed our name to "Auxilio, Inc." and changed the name of TMG's former subsidiary to "Auxilio Solutions, Inc." Effective July 1, 2014, we acquired Delphiis, Inc., a California corporation, which provides IT security consulting services.  On April 7, 2015, we acquired certain assets of Redspin, Inc. which provides IT security consulting services. Our Common Stock currently trades on the OTCQB under the symbol "AUXO."

Principal Products and Services

We are engaged in the business of providing fully-outsourced managed print services and IT security consulting services primarily to the healthcare industry, and also to financial institutions, gaming and other industries. Our business is operated throughout the United States.

Our managed print service group  provides workflow solutions, and is a risk-free program with guaranteed savings. We assume all costs related to print environments through customized streamlined and seamless integration of services at predictable fixed rates. Our on-site staff creates manageable, dependable print management programs by managing the back-office processes of our hospital clients. The process is initiated through a detailed proprietary assessment. The assessment is a strategic, operational and financial analysis that is performed at the customer's premises using a combination of proprietary processes and innovative technology for data collection and report generation. After the assessment and upon engagement, we charge the customer on a per print basis. This charge covers the entire print management process and includes placement of a highly trained on-site resident team.

Our data security group is built on four pillars to serve the most common security needs in healthcare: Security Process and Program Development, Regulatory and Penetration Assessments, Incident and Breach Response and Delphiis™ IT Risk Manager SaaS Solution. Through our proven and prescriptive methodology we help build the foundation needed to ensure the confidentiality, integrity and security of patient health information (PHI). And our software application suite streamlines how hospitals and health systems perform annual and on-going risk assessments on their business associates, clinics, projects and hospitals.

Competition

We operate in a highly competitive market. The majority of the competition in the healthcare industry market for print management services comes from the large photocopy/multi-functional digital device manufacturers such as Xerox, Canon, Konica Minolta, Ricoh and Sharp. The competitive landscape also contains a number of regional and local equipment dealers and distributors that exist in the communities in which the hospitals serve. In addition, we compete with in-house departments performing the functions that we are seeking to have them outsource to us.

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

Nevertheless, our analysis of the competitive landscape shows a very strong opportunity for fully-outsourced managed print services and data security services to the healthcare industry, and we believe that we have a strong competitive position in the marketplace due to a number of important factors:

•	We are primarily focused on the healthcare industry. We are not aware of any other vendor/service provider which has a majority of its business dedicated to solving issues within the healthcare provider industry with the expertise and knowledge base that we have. This is unmatched in the market.

•	By focusing solely on the hospital campus, we enjoy much lower turn-around times for service, greater up-sell opportunities and a much deeper service relationship with the customer.

•	We have technology that is revolutionizing the way in which healthcare providers perform their annual HIPAA analysis, regulatory and on-going risk assessments, by making it fast, effective and affordable for both the assessor and responder.

•	We believe that we are the only provider offering a unique approach to managed security services. We can deploy a knowledgeable resource allocated 100% to perform a predefined security role on-site or virtually for a defined amount of time, which results in hospital gaining the staff with expertise they need.

•	We have a unique approach to providing fully-outsourced managed print service programs. Our program is completely outsourced and hospitals need only pay a single invoice. We operate the print management process as a department in the hospital with full-time staff on-site. In contrast, other print vendors and dealers in the majority of instances do not provide full-time staff on-site, which results in delays in providing service and supplies to the hospitals.

•	We are not restricted to any single equipment vendor, which allows us to bring the best printer and copier hardware and software solutions to our customers. Our approach is to use the most appropriate technology to provide a superior solution without any prejudice as to equipment.

•	We maintain a daily connection with the hospital, which allows us to provide a detailed strategy and plan on printer and copier equipment acquisitions saving the organization a great deal of time, effort and money in this process.

Customers

The majority of our customers are hospitals and their related off-site facilities. The loss of any key customer could have a material adverse effect upon our financial condition, business, prospects and results of operation. During the year ended December 31, 2015, our three largest customers represented approximately 50% of our revenues.

Intellectual Property

We maintain a database that contains our managed print services customers' image and document outputs for certain periods of time, for each piece of machinery maintained at the customer's location and trends for each of the foregoing. Our database allows us to anticipate our customers' future needs and to meet those needs. In addition, we maintain a database that contains information related to our current security customers and their assigned responders who use our Delphiis™ IT Risk Manager application suite.

We have a patent pending for our Delphiis™ IT Risk Manager and have not applied or been granted a patent with respect to any managed print service technology, or processes, as related to document and image management.

Employees

As of December 31, 2015, we had 291 full-time employees and three part-time employees, including 252 employees engaged in providing services, 14 employees engaged in sales and marketing, and 22 employees engaged in general and administrative activities. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe our employee relations are good.

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

The loss of any key customer could have a material adverse effect upon our financial condition, business, prospects and results of operation. Our three largest customers represented approximately 50% of our revenues for the year ended December 31, 2015. We anticipate that these customers will represent approximately 50% of revenue for 2016; therefore the loss of one or more of these customers may contribute to our inability to operate as a going concern and may require us to obtain equity funding or debt financing to continue our operations. We cannot be certain that we will be able to obtain such financing on commercially reasonable terms, or at all.

Healthcare legislation and regulation.

The healthcare industry is highly regulated.  Legislation such as the Patient Protection and Affordable Care Act of 2010 has changed and will likely continue to change how healthcare services are provided and managed.  In addition, legislation related to electronic medical records may impact our business.  In 2009, the American Recovery and Reinvestment Act of 2009 included incentives and penalties related to electronic medical records.  For example, Medicare/Medicaid reimbursements will be less for providers who failed to use electronic medical records by 2015.

The use of electronic medical records does not necessarily mean a hospital's printing demands will decrease, but we cannot be sure whether this will be the case.  Increased adoption and use of electronic medical records may negatively impact our business.

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

Our products and services are targeted to the healthcare market, a market in which there are many competing service providers. Accordingly, the demand for our products and services is very uncertain. The market may not accept our products and services. Even if our products and services achieve market acceptance, our products and services may fail to adequately address the market's requirements.

In addition, if we are able to sell our products but are unable to provide ongoing services, our revenues and profitability will be harmed. Our services are integral to the successful deployment of our solutions. If we do not effectively service and support our customers, our revenues and operating results would be harmed.

Achieving the desired benefits of the acquisition of Delphiis, Inc. and certain assets of Redspin, Inc. may be subject to a number of challenges and uncertainties which make it hard to predict the future success of each entity.

We acquired Delphiis, Inc. and certain assets of Redspin, Inc. with expected benefits including, among other things, operating efficiencies, procurement savings, innovation, sharing of best practices and increased market share that may allow for future growth.  Achieving the anticipated benefits may be subject to a number of significant challenges and uncertainties, including, without limitation, whether unique corporate cultures will work collaboratively in an efficient and effective manner, the coordination of separate organizations, the possibility of imprecise assumptions underlying expectations regarding potential synergies and the integration process, unforeseen expenses and delays, and competitive factors in the marketplace.  We could also encounter unforeseen transaction and integration-related costs or other circumstances such as unforeseen liabilities or other issues.  Many of these potential circumstances are outside of our control and any of them could result in increased costs, decreased revenue, decreased synergies and the diversion of management time and attention.  If we are unable to achieve our objectives within the anticipated time frame, or at all, the expected benefits may not be realized fully or at all, or may take longer to realize than expected, which could have an adverse effect on our business, financial condition and results of operations.

We may need additional capital in the future and, if such capital is not available on terms acceptable to us or available to us at all, this may impact our ability to continue to grow our business operations.

We may need capital in the future to expand our business operations. If we need capital, we cannot be certain that it will be available on terms acceptable to us or available to us at all. In the event we are unable to raise capital, we may not be able to:

•	develop or enhance our service offerings;
•	take advantage of future opportunities; or
•	respond to customers and competition.

Risks Related to the Market for Our Securities

Because the public market for shares of our Common Stock is limited, stockholders may be unable to resell their shares of Common Stock.

Currently, there is only a limited public market for our Common Stock on the OTCQB and our stockholders may be unable to resell their shares of Common Stock. Currently, the average daily trading volume of our Common Stock is not significant, and it may be more difficult for you to sell your shares in the future, if at all.

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

The market for our Common Stock is volatile, having ranged in the last twelve months from a low of $0.91 to a high of $1.25 on the OTCQB. The market price for our Common Stock has been, and is likely to continue to be, volatile. The following factors may cause significant fluctuations in the market price of shares of our Common Stock:

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

The factors discussed above may depress or cause volatility of our share price, regardless of our actual operating results. In addition, the highly volatile nature of our stock price may cause investment losses for our stockholders. In the past, securities class action litigation has often been brought against companies following periods of volatility in the market price of their securities. If securities class action litigation is brought against us, such litigation could result in substantial costs while diverting management's attention and resources.

There are a large number of shares of Common Stock that may be issued or sold, and if such shares are issued or sold, the market price of our Common Stock may decline.

As of December 31, 2015, we had 24,452,085 shares of our Common Stock outstanding.

If all warrants, options and restricted stock grants outstanding as of December 31, 2015 are exercised prior to their expiration, up to approximately 6.5 million additional shares of Common Stock could become freely tradable. Such sales of substantial amounts of Common Stock in the public market could adversely affect the prevailing market price of our Common Stock and could also make it more difficult for us to raise funds through future offerings of Common Stock.

Our stockholders approved, but our Board of Directors did not implement, a reverse stock split for our Common Stock at the 2015 Annual Meeting. If effected, this reverse stock split would have certain dilutive effects, among other effects, on our Common Stock.

At the 2015 annual meeting of stockholders, our stockholders approved a reverse stock split at a ratio of not less than one-for-one-and-one-half (1:1.5) and not more than one-for-three (1:3) (the "Reverse Stock Split").  The decision to implement the Reverse Stock Split is at the discretion of the Board of Directors.  If the Reverse Stock Split is implemented and the market price of our Common Stock declines, the percentage decline may be greater than would occur in the absence of the Reverse Stock Split. The market price of our Common Stock will also be based on performance and other factors, which are unrelated to the number of shares outstanding.

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

The Reverse Stock Split may result in some stockholders owning "odd lots" of less than 100 shares of Common Stock. Odd lot shares may be more difficult to sell, and brokerage commissions and other costs of transactions in odd lots are generally somewhat higher than the costs of transactions in "round lots" of even multiples of 100 shares.

Some investors may interpret the Reverse Stock Split as a signal that Auxilio lacks confidence in its ability to increase its stock price naturally.

There can be no assurances that our Common Stock will obtain qualification for listing on a national exchange on grounds other than the minimum share price requirement.

Our Board of Directors intends to implement the Reverse Stock Split only if it believes that a decrease in the number of shares is likely to improve the trading price of our Common Stock and if the implementation of the Reverse Stock Split is determined by the Board of Directors to be in the best interests of Auxilio and its stockholders.

If our Common Stock is determined to be a "penny stock," a broker-dealer may find it more difficult to trade our Common Stock and an investor may find it more difficult to acquire or dispose of our Common Stock in the secondary market.

Our Common Stock may be subject to the so-called "penny stock" rules. The SEC has adopted regulations that define a "penny stock" to be any equity security that has a market price per share of less than $5.00, subject to certain exceptions, such as any securities listed on a national securities exchange. For any transaction involving a "penny stock," unless exempt, the rules impose additional sales practice requirements on broker-dealers, subject to certain exceptions. If our Common Stock is determined to be a "penny stock," a broker-dealer may find it more difficult to trade our Common Stock and an investor may find it more difficult to acquire or dispose of our Common Stock on the secondary market.

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

A deterioration in the global credit markets, the financial services industry and the U.S. economy could result in a period of substantial turmoil. The impact of these events on our business and the severity of an economic crisis is uncertain. It is possible that a crisis in the global credit markets, the financial services industry or the U.S. economy could adversely affect our business, vendors and prospects as well as our liquidity and financial condition. This could impact our ability to increase our customer base and generate positive cash flows. Although we have been able to raise additional working capital through convertible note agreements and private placement offerings of our Common Stock in the past, we may not be able to continue this practice in the future or we may not be able to obtain additional working capital through other debt or equity financings. In the event that sufficient capital cannot be obtained, we may be forced to minimize growth to a point that would be detrimental to our business development activities. These courses of action may be detrimental to our business prospects and result in material charges to our operations and financial position. In the event that any future financing should take the form of the sale of equity securities, the current equity holders may experience dilution of their investments.

The forward looking statements contained in this Annual Report may prove incorrect.

This Annual Report contains certain forward-looking statements. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. In addition to the other risks described elsewhere in this "Risk Factors" discussion, important factors to consider in evaluating such forward-looking statements include: (i) changes to external competitive market factors or in our internal budgeting process which might impact trends in our results of operations; (ii) anticipated working capital or other cash requirements; (iii) changes in our business strategy or an inability to execute our strategy due to unanticipated changes in our industry; and (iv) various competitive factors that may prevent us from competing successfully in the marketplace. In light of these risks and uncertainties, many of which are described in greater detail elsewhere in this "Risk Factors" discussion, there can be no assurance that the events predicted in forward-looking statements contained in this Annual Report will, in fact, transpire.  Any negative change in the factors listed above could adversely affect the financial condition and operating results of the Company and its products and services.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

We lease approximately 17,000 square feet of office space at 27271 Las Ramblas, Suite 200, Mission Viejo, California  92691. This lease terminates in April of 2021. We also lease approximately 3,000 square feet of office space at 4690 Carpinteria Ave, Suite B, Carpinteria, CA 93013. This lease is currently on a month-to-month rental. We expect that the current leased premises will be satisfactory until the future growth of our business operations necessitates an increase in office space.

ITEM 3.	LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings, nor has any material proceeding been terminated during the fiscal year ended December 31, 2015.

ITEM 4.	MINE SAFETY DISCLOSURES.

 Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Common Stock is traded on the OTCQB under the symbol "AUXO." As such, the market for our Common Stock may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if it were listed on a national exchange.

The following table presents quarterly information on the high and low sales prices of our Common Stock for the fiscal year ending December 31, 2016 (through March 28, 2016), and the fiscal years ended December 31, 2015 and 2014, furnished by the OTCQB.

	High	Low
Fiscal Year Ending December 31, 2016
First Quarter (through March 28, 2016)	$1.17	$0.76

Fiscal Year Ended December 31, 2015
First Quarter	$1.25	$0.96
Second Quarter	$1.24	$1.01
Third Quarter	$1.15	$0.95
Fourth Quarter	$1.17	$0.91

Fiscal Year Ended December 31, 2014
First Quarter	$1.72	$1.18
Second Quarter	$1.72	$1.21
Third Quarter	$1.33	$0.96
Fourth Quarter	$1.17	$0.81

The high and low sales prices for our Common Stock on March 28, 2016, as quoted on the OTCQB, were $0.87 and $0.85, respectively.

Holders

On March 28, 2016, we had approximately 103 stockholders of record.

Dividends

We have never paid cash dividends on our Common Stock and do not anticipate paying such dividends in the foreseeable future. The future payment of dividends, if any, will be determined by our Board of Directors (the "Board") in light of conditions then existing, including our financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board.

Repurchases

During the fiscal year ended December 31, 2015, we did not repurchase any of our securities.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain information as of December 31, 2015 with respect to our existing equity compensation plans under which shares of our Common Stock are authorized for issuance.

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuances Under Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	4,554,555	$1.00	1,002,411
Equity compensation plans not approved by security holders (2)	1,975,231	$1.13	-
Total	6,529,786		1,002,411

(1)	These plans consist of the 2001 Stock Option Plan, the 2003 Stock Option Plan, the 2004 Stock Option Plan, the 2007 Stock Option Plan and the 2011 Stock Incentive Plan.
(2)	From time to time and at the discretion of the Board, we may issue warrants to our key individuals or officers as performance-based compensation. We have also issued warrants to debt holders in connection with a convertible debt agreement and to Cambria Capital, LLC in consideration for financing arrangements.

ITEM 6.	SELECTED FINANCIAL DATA.

As a smaller reporting company, we are not required to include this information in our Annual Report on Form 10-K.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Our managed print services group helps hospitals and health systems reduce expenses and create manageable, dependable document image management programs by managing their back-office processes.  The process is initiated through a detailed proprietary managed print services assessment.  The assessment is a strategic, operational and financial analysis that is performed at the customer's premises using a combination of proprietary processes and innovative web-based technology for data collection and report generation.  After the assessment and upon engagement, we charge the customer on a per print basis.  This charge covers the entire print management process and includes the placement of a highly trained resident team on-site to manage the entire process.

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

 Application of Critical Accounting Policies

The SEC defines critical accounting policies as those that are, in management's view, most important to the portrayal of our financial condition and results of operations and most demanding of our judgment. The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which were prepared in accordance with accounting principles generally accepted in the U.S., which is referred to as "GAAP." The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to stock-based compensation, customer programs and incentives, bad debts, supply inventories, intangible assets, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We consider the following accounting policies to be those most important to the portrayal of our financial condition and those that require the most subjective judgment:

Revenue recognition and deferred revenue

The Company derives its revenue from four sources: (1) managed print services revenue; (2) equipment revenue; (3) software subscription services revenue, which is comprised of subscription fees from customers accessing the Company's enterprise cloud computing services and customers purchasing additional ongoing managed services beyond the standard support that is included in the basic software subscription fees; and (4) cyber security professional services such as penetration testing, cyber security risk assessments and security program strategy development.

The Company commences revenue recognition when all of the following conditions are satisfied:

•	there is persuasive evidence of an arrangement;

•	the service has been or is being provided to the customer;

•	the collection of the fees is reasonably assured; and

•	the amount of fees to be paid by the customer is fixed or determinable.

•	Managed Print Services and equipment revenue

Revenue is recognized pursuant to ASC Topic 605, "Revenue Recognition" (ASC 605).  Monthly service and supply revenue is earned monthly during the term of the contract, as services and supplies are provided. Revenues from equipment sales transactions are earned when there is persuasive evidence of an arrangement, delivery has occurred, the sales price has been determined and collectability has been reasonably assured. For equipment that is to be placed at a customer's location at a future date, revenue is deferred until the placement of such equipment.

We enter into arrangements that include multiple deliverables, which typically consist of the sale of Multi-Function Device ("MFD") equipment and a support services contract.  We account for each element within an arrangement with multiple deliverables as separate units of accounting.  Revenue is allocated to each unit of accounting under the guidance of ASC Topic 605-25, Multiple-Deliverable Revenue Arrangements, which provides criteria for separating consideration in multiple-deliverable arrangements by establishing a selling price hierarchy for determining the selling price of a deliverable.  The selling price used for each deliverable is based on vendor-specific objective evidence ("VSOE") if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE nor third-party evidence is available.  We are required to determine the best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis.  We generally do not separately sell MFD equipment or service on a standalone basis.  Therefore, we do not have VSOE for the selling price of these units. As we purchase the equipment, we have third-party evidence of the cost of this element.  We estimate the proceeds from the arrangement to allocate to the service unit based on historical cost experiences.  Based on the relative costs of each unit to the overall cost of the arrangement, we utilize the same relative percentage to allocate the total arrangement proceeds.

The Company's contracts with customers may include provisions that relate to guaranteed savings amounts and shared savings. Such provisions are considered by management during the Company's initial proprietary client assessment and are charged and accrued when deemed by management to be probable. The Company's historical settlement of such amounts has been within management's estimates.

•	Software Subscriptions and Managed Services Revenue

Software subscriptions and managed services revenues are recognized ratably over the contract terms beginning on the commencement date of each contract, which is the date the Company's service is made available to customers.

Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met.

The Company's software subscription service arrangements are non-cancelable and do not contain refund-type provisions.

•	Cyber Security Professional Services Revenue

The majority of the Company's cyber security services contracts are on a time and material basis. When these services are not combined with subscription revenues as a single unit of accounting, these revenues are recognized as the services are rendered for time and material contracts, and when the milestones are achieved and accepted by the customer for fixed price contracts.

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

New customer implementation costs

We ordinarily incur additional costs to implement our services for new customers.  These costs are comprised primarily of additional labor and support.  These costs are expensed as incurred, and have a negative impact on our statements of income and cash flows during the implementation phase.

Impairment review of goodwill and intangible assets

The Company performs an impairment test of goodwill and intangible assets at least annually or on an interim basis if any triggering events occur that would merit another test.  The goodwill impairment test first involves assessing qualitative factors to determine if there is a possible impairment and if it is necessary to perform the first step of the two-step impairment test that compares the fair value based on market capitalization of the Company with its book value of net assets, including goodwill and intangibles. We have not had to perform step 2 of the impairment test because the fair value has exceeded the carrying amount. For other intangible assets with definite lives, we compare future undiscounted cash flow forecasts prepared by management to the carrying value of the related intangible asset group to determine if there is impairment.

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

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management's judgment in its application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. Please see our audited financial statements and notes thereto which begin on page F-1 of this Annual Report on Form 10-K, which contain accounting policies and other disclosures required by GAAP and please refer to the disclosures in Note 1 of our financial statements for a summary of our significant accounting policies.

Results of Operations

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

Net Revenue

Revenues consist of managed print services revenue, equipment revenue, software subscription services revenue and cyber security professional services. Net revenue increased by $17,221,777 to $61,253,853 for the year ended December 31, 2015, as compared to the same period in 2014.  Of this increase, approximately $8,200,000 is a result of the addition of new recurring service revenue contracts in 2015. We added approximately $4,400,000 in cyber security professional services and software subscriptions from our newly acquired businesses, Delphiis, Inc. and Redspin. Partially offsetting these increases was a net reduction of approximately $400,000 from existing customers, where there was a reduction in unit price and sales volume, and non-renewing contracts, offset by the expansion of services. We still anticipate overall revenue growth as a result of the expansion of our customer base.  Equipment sales for 2015 were approximately $7,800,000 as compared to approximately $3,600,000 in 2014. Equipment sales in 2015 were primarily from copier fleet refresh activities at five customers compared to three in 2014. These fleet refreshes are typically done every five years at any one customer facility and vary widely in total revenue value.

Cost of Revenues

Cost of revenues consists of document imaging equipment, parts, supplies and salaries expense for field services personnel. Cost of revenues was $50,664,713 for the year ended December 31, 2015, as compared to $35,799,726 for the same period in 2014. The increase in the cost of revenues in 2015 is attributed primarily to the addition of new recurring service revenue contracts in 2015. We incurred approximately $6,600,000 in additional staffing, approximately $700,000 of additional travel costs and approximately $3,400,000 in additional service and supply costs, primarily as a result of our new customers in both managed print services and security services.  Equipment costs increased by approximately $4,000,000 in 2015, primarily as a result of the increase in equipment revenues from the copier fleet refresh activities.

Gross margin decreased to 17% of revenue in 2015 as compared to 19% in 2014. This decrease is primarily a result of the significant increase in new recurring revenue customers in 2015. In addition to the costs associated with implementing our services, we absorb our new customers' legacy contracts with third-party vendors.  As we implement our programs, we strive to improve upon these legacy contracts, thus reducing costs over the term of the contract. We anticipate this trend to continue but anticipate an overall increase in cost of revenues sold as a result of the expansion of our customer base.

Sales and Marketing

Sales and marketing expenses include salaries, commissions and expenses of sales and marketing personnel, travel and entertainment, and other selling and marketing costs. Sales and marketing expenses were $2,809,377 for the year ended December 31, 2015, as compared to $2,125,085 for the same period in 2014. Staffing costs, including commissions, increased approximately $700,000 in 2015 because we increased sales staff headcount with approximately half of the cost increase coming from our new security offerings.

General and Administrative

General and administrative expenses, which include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, and other administrative costs, increased by $2,370,208 to $6,802,582 for the year ended December 31, 2015. We brought on the president of security as part of the Redspin asset acquisition and we moved the executive vice president for Delphiis to an administrative role. We added one accounts payable staff position as well as an IT support staff. This staff increase resulted in approximately $800,000 more payroll in 2015. In 2015 we also incurred executive severance costs for security of approximately $400,000. Depreciation and amortization increased approximately $400,000 in 2015 due to the charge for the amortization of identified intangibles associated with both the recent Redspin and Delphiis acquisitions. Also in connection with the Redspin transaction and increased investor relations activities, we incurred approximately $200,000 more in travel costs in 2015. Stock compensation increased by approximately $100,000 primarily due to performance based warrants which were deemed to have been earned for executives. Professional fees increased by approximately $200,000 primarily due to due diligence efforts for the Redspin acquisition. We incurred approximately $200,000 more in equipment and software costs primarily as a result of operating the new security business. Our overall rent expense increased by approximately $100,000 due to an additional space in Carpinteria and the move of our corporate offices into larger space in Mission Viejo. In 2015 we brought in-house a number of our human resources activities including the hiring of a director for this group. We do not anticipate an increase of this magnitude next year as a result of some of the integration activities that occurred during 2015 related to our security acquisitions providing some synergy savings.

Other Income (Expense)

We recognized a gain of $623,000 in 2015 as part of the Redspin asset acquisition. This amount represents contingent consideration initially recorded as part of the acquisition which management now believes will not be paid to the seller due to certain earn-out goals that are not expected to be achieved.

Interest expense for the year ended December 31, 2015 was $127,576, compared to $259,112 for the same period in 2014. The reduction is primarily due to the lower interest rate for our current bank term loan as compared to the interest rate on our convertible debt in 2014.

Income Tax Expense

Income tax expense for the year ended December 31, 2015 was $152,436 and was $78,860 for the year ended December 31, 2014. The increase is primarily due to our recent expansion into states where we have no NOL's to offset taxable earnings.

Liquidity and Capital Resources

At December 31, 2015, our cash and cash equivalents were $6,436,732 and our working capital was $3,243,652. By comparison, our working capital was $2,790,005 as of December 31, 2014. Our principal cash requirements were for operating expenses, including equipment, supplies, employee costs, and capital expenditures and funding of the operations. Our primary sources of cash were from service and equipment sale revenues.

During the year ended December 31, 2015, cash provided by operating activities was $2,445,586 as compared to cash provided by operating activities of $1,480,510 for the same period in 2014.  Our cash generated from operating activities in 2015 improved over 2014 primarily due to more successful trade receivable collection efforts.

We expect to continue to establish recurring revenue contracts to new customers throughout 2016, though at a slower rate than in 2015. We expect to have higher cost of revenues at the start of the engagements with most new customers. In June 2015, we borrowed $2,000,000 under a four year, $4,000,000 term loan agreement with a financial institution where we also have in place the availability of a $2,000,000 line of credit. Any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants. Management believes that cash generated from debt and/or equity financing arrangements along with funds from operations will be sufficient to sustain our business operations over the next twelve months. Management believes that cash flows from operations together with cash reserves and our bank line of credit availability will allow us to operate without disruption.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist primarily of conventional operating leases and purchase and other commitments arising in the normal course of business, as further discussed below under the section "Contractual Obligations, Contingent Liabilities and Commitments." As of December 31, 2015, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations, Contingent Liabilities and Commitments

As of December 31, 2015, expected future cash payments, including interest portion, related to contractual obligations, contingent liabilities, and commitments were as follows:

	Payments Due by Period
	Total	Within 1 year	Year 2-3	Year 4-5	More than 5 years
Term loan	$1,923,907	$577,813	$1,088,125	$257,969	$-
Capital leases	248,663	123,135	125,528	-	-
Operating leases	2,106,889	297,684	795,835	880,444	132,926
Total	$4,279,459	$998,632	$2,009,488	$1,138,413	$132,926

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this item are included in Part IV, Item 15 of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")  that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our "disclosure controls and procedures" as of the end of the period covered by this Annual Report, pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of the end of the period covered by this Annual Report, were effective.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Management conducted an assessment of the effectiveness, as of December 31, 2015, of our internal control over financial reporting, based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on their assessment under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to final rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

Employment Agreement with Joseph J. Flynn

On January 28, 2016, we entered into an employment agreement with Mr. Flynn (the "2016 Flynn Agreement"). The 2016 Flynn Agreement had an effective date of January 1, 2016.  The 2016 Flynn Agreement provides that Mr. Flynn will continue his employment as our President and CEO. The 2016 Flynn Agreement has a term of two years, provides for an annual base salary of $300,000, and will automatically renew for subsequent twelve (12) month terms unless either party provides advance written notice to the other that such party does not wish to renew the agreement for a subsequent twelve (12) months.  Mr. Flynn also receives the customary employee benefits available to our employees. Mr. Flynn is also entitled to receive a bonus of up to $180,000 per year, the achievement of which is based on Company performance metrics.  We may terminate Mr. Flynn's employment under the Flynn Agreement without cause at any time on thirty (30) days advance written notice, at which time Mr. Flynn would receive severance pay for twelve months and be fully vested in all options and warrants granted to date.  The foregoing summary of the 2016 Flynn Agreement is qualified in its entirety by reference to the full contexts of the employment agreement, which is found as Exhibit 10.31 to this Annual Report on Form 10-K.

Employment Agreement with Paul T. Anthony

On January 28, 2016, we entered into an employment agreement with Mr. Anthony (the "2016 Anthony Agreement").  The 2016 Anthony Agreement had an effective date of January 1, 2016.   The 2016 Anthony Agreement provides that Mr. Anthony will continue to serve as our Executive Vice President ("EVP") and CFO. The 2016 Anthony Agreement has a term of two years, and provides for an annual base salary of $245,000. The 2016 Anthony Agreement will automatically renew for subsequent twelve (12) month terms unless either party provides advance written notice to the other that such party does not wish to renew the agreement for a subsequent twelve (12) months.  Mr. Anthony also receives the customary employee benefits available to our employees. Mr. Anthony is also entitled to receive a bonus of up to $132,000 per year, the achievement of which is based on Company performance metrics.  We may terminate Mr. Anthony's employment under the 2016 Anthony Agreement without cause at any time on thirty (30) days advance written notice, at which time Mr. Anthony would receive severance pay for twelve months and be fully vested in all options and warrants granted to date.  The foregoing summary of the 2016 Anthony Agreement is qualified in its entirety by reference to the full contexts of the employment agreement, which is found as Exhibit 10.32 to this Annual Report on Form 10-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information with respect to our executive officers and directors appearing in our Definitive Proxy Statement to be filed with the SEC in connection with the 2016 Annual Meeting of Stockholders ("Proxy Statement") is hereby incorporated by reference.

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

(a)

     (1) Financial Statements

The following consolidated financial statements and related notes thereto, and the report of our independent registered public accounting firm are filed as part of this Annual Report:

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

We have audited the accompanying consolidated balance sheets of Auxilio, Inc. (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Auxilio, Inc. as of December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ HASKELL & WHITE LLP

Irvine, California
March 30, 2016

AUXILIO, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$6,436,732	$4,743,395
Accounts receivable, net	7,397,957	6,808,183
Prepaid and other current assets	625,806	214,105
Supplies	1,458,609	1,066,132
Total current assets	15,919,104	12,831,815

Property and equipment, net	495,324	215,747
Deposits	58,118	34,413
Intangible assets, net	2,731,250	1,265,000
Goodwill	3,665,656	2,473,656
Total assets	$22,869,452	$16,820,631

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$8,306,860	$7,417,361
Accrued compensation and benefits	2,856,165	1,447,132
Line of credit	-	200,000
Deferred revenue	913,677	921,771
Current portion of long-term liabilities	598,750	55,546
Total current liabilities	12,675,452	10,041,810

Long-term liabilities:
Term loan, less current portion	1,250,000	-
Notes payable to related parties, net of discount of $30,189 at December 31, 2014	-	333,534
Capital lease obligations, less current portion	125,496	49,822
Total long-term liabilities	1,375,496	383,356

Commitments and contingencies

Stockholders' equity:
Common stock, par value at $0.001, 33,333,333 shares authorized, 24,452,085 shares issued and outstanding at December 31, 2015 and 23,623,619 shares issued and outstanding at December 31, 2014	24,453	23,625
Additional paid-in capital	27,682,061	26,576,506
Accumulated deficit	(18,888,010)	(20,204,666)
Total stockholders' equity	8,818,504	6,395,465
Total liabilities and stockholders' equity	$22,869,452	$16,820,631

The accompanying notes are an integral part of these consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2015	2014
Net revenues	$61,253,853	$44,032,076
Cost of revenues	50,664,713	35,799,726
Gross profit	10,589,140	8,232,350
Operating expenses:
Sales and marketing	2,809,377	2,125,085
General and administrative expenses	6,802,582	4,432,374
Total operating expenses	9,611,959	6,557,459
Income from operations	977,181	1,674,891
Other income (expense):
Interest expense	(127,576)	(259,112)
Reduction in contingent consideration in connection with acquisition of Redspin	623,000	-
Loss on disposition of property and equipment	(3,513)	-
Total other income (expense)	491,911	(259,112)

Income before provision for income taxes	1,469,092	1,415,779
Income tax expense	152,436	78,860
Net income	$1,316,656	$1,336,919

Net income per share:
Basic	$0.05	$0.06
Diluted	$0.05	$0.06

Number of weighted average shares outstanding:
Basic	24,150,572	22,062,789
Diluted	24,978,936	23,437,628

The accompanying notes are an integral part of these consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2015 AND 2014

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance at January 1, 2014	20,643,966	$20,645	$23,491,490	$(21,541,585)	$1,970,550
Stock compensation expense for options and warrants granted to employees and consultants	-	-	280,061	-	280,061
Stock compensation expense for restricted stock granted to key employee	-	-	30,634	-	30,634
Options and warrants exercised	349,247	349	64,951	-	65,300
Conversion of convertible note payable	1,700,000	1,700	1,698,300	-	1,700,000
Acquisition of Delphiis, Inc.	930,406	931	1,011,070	-	1,012,001
Net income	-	-	-	1,336,919	1,336,919
Balance at December 31, 2014	23,623,619	23,625	26,576,506	(20,204,666)	6,395,465
Stock compensation expense for options and warrants granted to employees and directors	-	-	277,668	-	277,668
Stock compensation expense for restricted stock granted to key employee	100,000	100	101,780	-	101,880
Stock options exercised	18,347	18	(18)	-	-
Conversion of related party note payable to common stock	257,835	258	257,577	-	257,835
Common stock issued in connection with the acquisition of Redspin	452,284	452	468,548	-	469,000
Net income	-	-	-	1,316,656	1,316,656
Balance at December 31, 2015	24,452,085	$24,453	$27,682,061	$(18,888,010)	$8,818,504

The accompanying notes are an integral part of these consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014
Cash flows provided by operating activities:
Net income	$1,316,656	$1,336,919
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	155,183	107,621
Amortization of intangible assets	483,750	105,000
Bad debt	22,000	-
Stock compensation expense for options and warrants granted to employees and directors	277,668	280,061
Stock compensation expense for restricted stock issued to key employee	101,880	30,634
Interest expense related to accretion of debt discount costs	30,189	91,784
Interest expense related to amortization of loan acquisition costs	-	51,162
Loss on disposition of property and equipment	3,513	-
Changes in operating assets and liabilities:
Accounts receivable	(431,365)	(2,579,359)
Prepaid and other current assets	(395,870)	118,654
Supplies	(392,477)	(98,778)
Deposits	(20,527)	-
Accounts payable and accrued expenses	43,302	2,266,006
Accrued compensation and benefits	1,291,024	(128,690)
Deferred revenue	(39,340)	(100,504)
Net cash provided by operating activities	2,445,586	1,480,510
Cash flows (used for) investing activities:
Purchases of property and equipment	(214,478)	(94,165)
Purchase of Redspin	(1,876,966)	-
Purchase of Delphiis, Inc. net of cash acquired	-	(995,257)
Net cash (used for) investing activities	(2,091,444)	(1,089,422)
Cash flows provided by (used for) financing activities:
Net repayments on line of credit agreement	(200,000)	(200,000)
Proceeds from term loan	2,000,000	-
Payments on term loan	(250,000)	-
Payments on notes payable to related parties	(105,888)	(100,000)
Payments on capital leases	(104,917)	(81,617)
Proceeds from exercise of options and warrants	-	65,300
Net cash provided by (used for) financing activities	1,339,195	(316,317)
Net increase in cash and cash equivalents	1,693,337	74,771
Cash and cash equivalents, beginning of year	4,743,395	4,668,624
Cash and cash equivalents, end of year	$6,436,732	$4,743,395

The accompanying notes are an integral part of these consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year Ended December 31,
	2015	2014
Supplemental disclosure of cash flow information:
Interest paid	$97,386	$116,100
Income tax paid	$158,521	$102,733

Non-cash investing and financing activities:
Property and equipment acquired through capital leases	$223,795	$68,494
Conversion of convertible note payable	$-	$1,700,000
Conversion of note payable to related party	$257,835	$-
Common stock issued in connection with the acquisition of Redspin	$469,000	$-
Common stock issued for acquisition of Delphiis, Inc.	$-	$1,012,000

The accompanying notes are an integral part of these consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(1)   Basis of Presentation and Summary of Significant Accounting Policies

Business Activity

We are engaged in the business of providing fully-outsourced managed print services and IT security consulting data security services primarily to the healthcare industry, and also to financial institutions, gaming and other industries.  Our business is operated throughout the United States.

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

Revenue Recognition and Deferred Revenue

The Company derives its revenue from four sources: (1) managed print services revenue; (2) equipment revenue; (3) software subscriptions and managed services revenue, which is comprised of subscription fees from customers accessing the Company's enterprise cloud computing services and customers purchasing additional ongoing managed services beyond the standard support that is included in the basic software subscription fees; and (4) cyber security professional services such as penetration testing, cyber security risk assessments and security program strategy development.

The Company commences revenue recognition when all of the following conditions are satisfied:

•	there is persuasive evidence of an arrangement;
•	the service has been or is being provided to the customer;
•	the collection of the fees is reasonably assured; and
•	the amount of fees to be paid by the customer is fixed or determinable.

•	Managed Print Services and Equipment Revenue

Revenue is recognized pursuant to ASC Topic 605, "Revenue Recognition" (ASC 605).  Monthly service and supply revenue is earned monthly during the term of the contract, as services and supplies are provided. Revenues from equipment sales transactions are earned when there is persuasive evidence of an arrangement, delivery has occurred, the sales price has been determined and collectability has been reasonably assured. For equipment that is to be placed at a customer's location at a future date, revenue is deferred until the placement of such equipment.

We enter into arrangements that include multiple deliverables, which typically consist of the sale of Multi-Function Device ("MFD") equipment and a support services contract.  We account for each element within an arrangement with multiple deliverables as separate units of accounting.  Revenue is allocated to each unit of accounting under the guidance of ASC Topic 605-25, Multiple-Deliverable Revenue Arrangements, which provides criteria for separating consideration in multiple-deliverable arrangements by establishing a selling price hierarchy for determining the selling price of a deliverable.  The selling price used for each deliverable is based on vendor-specific objective evidence ("VSOE") if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE nor third-party evidence is available.  We are required to determine the best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis.  We generally do not separately sell MFD equipment or service on a standalone basis.  Therefore, we do not have VSOE for the selling price of these units. As we purchase the equipment, we have third-party evidence of the cost of this element.  We estimate the proceeds from the arrangement to allocate to the service unit based on historical cost experiences.  Based on the relative costs of each unit to the overall cost of the arrangement, we utilize the same relative percentage to allocate the total arrangement proceeds.

The Company's contracts with customers may include provisions that relate to guaranteed savings amounts and shared savings. Such provisions are considered by management during the Company's initial proprietary client assessment and are charged and accrued when deemed by management to be probable. The Company's historical settlement of such amounts has been within management's estimates.

•	Software Subscriptions and Managed Services Revenue

Software subscriptions and managed services revenues are recognized ratably over the contract terms beginning on the commencement date of each contract, which is the date the Company's service is made available to customers.

Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met.

The Company's software subscription service arrangements are non-cancelable and do not contain refund-type provisions.

•	Cyber Security Professional Services Revenues

The majority of the Company's cyber security services contracts are on a time and material basis. When these services are not combined with subscription revenues as a single unit of accounting, these revenues are recognized as the services are rendered for time and material contracts, and when the milestones are achieved and accepted by the customer for fixed price contracts.

Cash and Cash Equivalents

For purposes of the statement of cash flows and balance sheet classification, cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

Accounts Receivable

We provide an allowance for doubtful accounts equal to the estimated uncollectible amounts. Our estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that our estimate of the allowance for doubtful accounts will change. Management believes that no accounts receivable were uncollectible at December 31, 2015 or 2014.

Supplies

Supplies consist of parts and supplies for the automated office equipment, including copiers, facsimile machines and printers. Supplies are valued at the lower of cost or market value on a first-in, first-out basis.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation of the property and equipment is provided using the straight-line method over the assets' estimated economic lives, which range from two to seven years. Expenditures for maintenance and repairs are charged to expense as incurred.

New customer implementation costs

We ordinarily incur additional costs to implement our managed print services for new customers.  These costs are comprised primarily of additional labor and support.  These costs are expensed as incurred, and have a negative impact on our statements of income and cash flows during the implementation phase.

Goodwill and Intangible Assets

The Company accounts for its business combinations in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standard Codification ("ASC") 805-10 through ASC 805-50, "Business Combinations" which requires that the purchase method of accounting be applied to all business combinations and addresses the criteria for initial recognition of intangible assets and goodwill. In accordance with FASB ASC 350-10 through ASC 350-30, goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment annually, or more frequently if circumstances indicate the possibility of impairment. If the carrying value of goodwill or an indefinite lived intangible asset exceeds its fair value, an impairment loss shall be recognized. Based on management's tests and reviews, no impairment of its goodwill, intangible assets or other long-lived assets existed at December 31, 2015 or 2014. However, future events or changes in current circumstances could affect the recoverability of the carrying value of goodwill and long-lived assets. Should an asset be deemed impaired, an impairment loss would be recognized to the extent the carrying value of the asset exceeded its estimated fair value.

To test for impairment, first we perform a qualitative assessment. If we determine, based on qualitative factors, that the fair value of goodwill is more likely than not greater than the carrying amount, a quantitative calculation would not be needed. Our methodology for a quantitative assessment of testing for goodwill impairment consists of one, and possibly two steps. In step one of the goodwill impairment test, management compares the carrying amount (including goodwill) of the entity-wide reporting unit and the fair value based on market capitalization. Our market capitalization is based on the closing price of our Common Stock as quoted on the OTCQB multiplied by our outstanding shares of Common Stock.

Long-Lived Assets

In accordance with ASC Topic 350, long-lived assets, such as definite lived intangible assets, to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If there are indications of impairment, we use future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less the cost to sell. As of December 31, 2015 and 2014, management determined there was no impairment of these assets.

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

Fair Value of Financial Instruments

ASC Topic 820, "Fair Value Measurements," defines fair value, provides a framework for measuring fair value and expands the disclosures required for fair value measurements. The standard applies to other accounting pronouncements, but does not require any new fair value measurements.

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

As described in Notes 15 and 16, certain fair value measurements were made in connection with the acquisitions of Delphiis, Inc. and Redspin.

Stock-Based Compensation

We account for stock options granted to employees and directors using the accounting guidance in ASC 718 "Stock Compensation" ("ASC 718").  In accordance with ASC 718, we estimate the fair value of service based options and performance based options on the date of grant, using the Black-Scholes pricing model.  We recognize compensation expense for stock option awards over the requisite or implied service period of the grant.  With respect to performance-based awards, compensation expense is recognized when the performance target is deemed probable.

We account for stock options granted to consultants using the accounting guidance included in ASC 505-50 "Equity-Based Payments to Non-Employees."  In accordance with ASC 505-50, we estimate the fair value of service-based stock options and performance-based options at each reporting period using the Black-Scholes pricing model.  The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty's performance is complete or the date on which it is probable that performance will occur.

For the years ended December 31, 2015 and 2014, stock-based compensation expense recognized in the consolidated statements of income is as follows:

	Year Ended December 31,
	2015	2014
Cost of revenues	$137,279	$173,089
Sales and marketing	34,203	19,371
General and administrative expenses	208,066	118,235
Total stock based compensation expense	$379,548	$310,695

The weighted average estimated fair value of stock options granted during 2015 and 2014 was $0.42 and $0.55 per share, respectively. These amounts were determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the expected life of the option. The assumptions used in the Black-Scholes model were as follows for stock options granted in 2015 and 2014:

	2015	2014
Risk-free interest rate	0.08% to 0.12%	0.07% to 0.09%
Expected volatility of our Common Stock	46.74% to 54.98%	57.08% to 64.72%
Dividend yield	0%	0%
Expected life of options	3 years	3 years

The Black-Scholes model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because option valuation models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options.

Compensation cost associated with grants of restricted stock units are also measured at fair value. We evaluate the assumptions used to value restricted stock units on a quarterly basis. When factors change, including the market price of the stock, share-based compensation expense may differ significantly from what was recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned share-based compensation expense. As of December 31, 2015, we have not granted any restricted stock units under the 2011 Stock Incentive Plan.

Basic and Diluted Net Income Per Share

In accordance with ASC Topic 260, "Earnings Per Share," basic net income per share is calculated using the weighted average number of shares of our Common Stock issued and outstanding during a certain period, and is calculated by dividing net income by the weighted average number of shares of our Common Stock issued and outstanding during such period. Diluted net income per share is calculated using the weighted average number of common and potentially dilutive common shares outstanding during the period, using the as-if converted method for secured convertible notes, and the treasury stock method for options and warrants.

As of December 31, 2015, potentially dilutive securities consisted of options and warrants to purchase 6,529,786 shares of our Common Stock at prices ranging from $0.30 to $2.15 per share. Of these potentially dilutive securities, only 828,364 of the shares to purchase Common Stock from the options and warrants are included from the computation of diluted earnings per share because the effect of including the remaining instruments would be anti-dilutive.

As of December 31, 2014, potentially dilutive securities consisted of options and warrants to purchase 7,095,394 shares of our Common Stock at prices ranging from $0.30 to $2.15 per share. Of these potentially dilutive securities, only 1,374,839 of the shares to purchase Common Stock from the options and warrants are included in the computation of diluted earnings per share because the effect of including the remaining instruments would be anti-dilutive.

The following table sets forth the computation of basic and diluted net income per share:

	Year Ended December 31,
	2015	2014
Numerator:
Net income	$1,316,656	$1,336,919
Effects of dilutive securities:
Convertible notes payable	-	75,189
Income after effects of conversion of note payable	$1,316,656	$1,412,108

Denominator:
Denominator for basic calculation weighted averages	24,150,572	22,062,789

Dilutive Common Stock equivalents:
Convertible debt	-	-
Options and warrants	828,364	1,374,839
Denominator for diluted calculation weighted average	24,978,936	23,437,628

Net income per share:
Basic net income per share	$.05	$.06
Diluted net income per share	$.05	$.06

Segment Reporting

Based on our integration and management strategies, we operate in a single business segment. For the years ended December 31, 2015 and 2014, all revenues were derived from domestic operations.

New Accounting Pronouncements

In April 2015 and August 2015, the FASB issued guidance which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability consistent with the presentation of debt discounts, however debt issuance costs related to revolving credit agreements may be presented in the balance sheet as an asset. This guidance is effective for us in the first quarter of 2016 and is not expected to have a material impact on our consolidated financial statements.

In November 2015, the FASB issued guidance related to the presentation of deferred income taxes. The guidance requires that deferred tax assets and liabilities are classified as non-current in a consolidated balance sheet. This guidance is effective for us in the first quarter of 2017 and is not expected to materially impact our financial position or net earnings.

In May 2014, the FASB issued guidance which provides a single, comprehensive accounting model for revenue arising from contracts with customers. This guidance supersedes most of the existing revenue recognition guidance, including industry-specific guidance. Under this model, revenue is recognized at an amount that a company expects to be entitled to upon transferring control of goods or services to a customer, as opposed to when risks and rewards transfer to a customer. The new guidance also requires additional disclosures about the nature, timing and uncertainty of revenue and cash flow arising from customer contracts, including significant judgments and changes in judgments. Considering the one-year delay in the required adoption date for the guidance as issued in July 2015, the new guidance is effective for us beginning in 2018 and may be applied retrospectively to all prior periods presented or through a cumulative adjustment to the opening retained earnings balance in the year of adoption. We are in the process of evaluating the impact of the new guidance on our consolidated financial statements.

In February 2016, the FASB issued a new accounting standard on leasing. The new standard will require companies to record most leased assets and liabilities on the balance sheet, and also proposes a dual model for recognizing expense. This guidance will be effective in the first quarter of 2019 with early adoption permitted. We are evaluating the impact that adopting this guidance will have on our consolidated financial statements.

(2) Accounts Receivable

A summary of accounts receivable follows:

	As of December 31,
	2015	2014
Trade receivables	$7,458,022	$8,105,330
Unapplied advances and unbilled revenue, net	(60,065)	(1,297,147)
Allowance for doubtful accounts	-	-
	$7,397,957	$6,808,183

(3) Property and Equipment

A summary of property and equipment follows:

	As of December 31,
	2015	2014
Furniture and fixtures	$102,316	$68,184
Computers and office equipment	623,810	650,352
Fleet equipment	373,572	260,866
Leasehold improvements	103,993	3,838
	1,203,691	983,240
Less accumulated depreciation and amortization	(708,367)	(767,493)
	$495,324	$215,747

Depreciation and amortization expense for property, equipment, and improvements amounted to $155,183 and $107,621 for the years ended December 31, 2015 and 2014, respectively.

(4) Intangible Assets

Intangible assets are amortized over expected useful lives ranging from 1.5 to 10 years and consist of the following:

	As of December 31,
	2015		2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount		Accumulated Amortization
Delphiis, Inc.
Acquired technology	$900,000	$(135,000)		$900,000	$(45,000)
Customer relationships	400,000	(120,000)		400,000	(40,000)
Trademarks	50,000	(50,000)		50,000	(16,667)
Non-compete agreements	20,000	(10,000)		20,000	(3,333)
Total intangible assets, Delphiis, Inc.	$1,370,000	$(315,000)		$1,370,000	$(105,000)

Redspin
Acquired technology	$1,050,000	$(78,750)		$-	$-
Customer relationships	600,000	(150,000)		-	-
Trademarks	200,000	(30,000)		-	-
Non-compete agreements	100,000	(15,000)		-	-
Total intangible assets, Redspin	$1,950,000	$(273,750)	$		$-

Total intangible assets	$3,320,000	$(588,750)		$1,370,000	$(105,000)

Please see Notes 15 and 16 below for further discussion of the origin of these intangible assets.

(5) Line of Credit and Term Loan

On May 4, 2012, we entered into a Loan and Security Agreement (the "Loan and Security Agreement") with Avidbank Corporate Finance, a Division of Avidbank ("Avidbank").  On April 26, 2013, we amended the Loan and Security Agreement with Avidbank. On April 25, 2014, we again amended the Loan and Security Agreement with Avidbank (the "Second Avidbank Amendment"). Under the Second Avidbank Amendment, the term of the revolving line-of-credit of up to $2.0 million was extended through April 25, 2015, at an interest rate of prime plus 1.0% per annum. This line of credit was further extended through June 25, 2015 under the third amendment to the Loan and Security Agreement. On June 19, 2015, we again amended the Loan and Security Agreement with Avidbank (the "Fourth Avidbank Amendment"). Under the Fourth Avidbank Amendment, the term of the revolving line-of-credit of up to $2.0 million was extended through June 19, 2017, at an interest rate of prime plus 0.75% per annum.  As of December 31, 2015, the interest rate was 4.25%.  There will be no minimum interest payable with respect to any calendar quarter. The amount available to us at any given time is the lesser of (a) $2.0 million, or (b) the amount available under our borrowing base (80% of our eligible accounts, minus (1) accrued client lease payables, and minus (2) accrued equipment pool liability).

The Fourth Avidbank Amendment also provided for a term loan facility which allows for advances up to $4,000,000 through June 19, 2016. Our initial draw was for $2,000,000 in 2015. Term loan repayments shall be in 48 equal installments of principal, plus accrued interest at an interest rate of prime plus 1.25% per annum.

As of December 31, 2015 outstanding borrowings under the term loan was $1,750,000 and the interest rate was 4.75%.

While there are outstanding credit extensions, we are to maintain a liquidity ratio of cash plus accounts receivable divided by all obligations owing to the bank of at least 1.75 to 1.00, measured monthly, and a debt coverage ratio, whereby adjusted EBITDA for the most recent twelve months shall be no less than 1.50 to 1.00 of the sum of the annual principal payments to come due in respect of the term loan advances plus the annualized interest expense of the quarter ending on the measurement date. We were in compliance with all of the Avidbank agreement covenants as of December 31, 2015 and December 31, 2014.

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

Interest charges associated with the Avidbank line of credit, including loan origination costs, totaled $16,347 and $22,776, respectively, for the years ended December 31, 2015 and 2014, respectively. Interest charges associated with the Avidbank term loan, including loan origination costs, totaled $59,385 for the year ended December 31, 2015.

(6) Notes Payable – Related Parties

We assumed debt totaling $463,723 when we acquired Delphiis, Inc. effective July 1, 2014 (see Note 15).  In July 2014, we paid $100,000 to the note holders upon Delphiis's collection of $100,000 from accounts receivable outstanding as of June 30, 2014. On February 19, 2015, a holder of $257,835 of the notes agreed to convert the principal amount of his note into 257,835 shares of our common stock and the other note holder was paid $52,944. The remaining $52,944 principal was repaid in September 2015 when, pursuant to the terms of the note, we accelerated payment on the outstanding amount due at such time as Delphiis, Inc. achieved $4,000,000 of bookings measured from July 1, 2014.

Pursuant to a Note Conversion Agreement, dated February 19, 2015 (the "Conversion Agreement"), the holder of the $257,835 note agreed to convert the principal amount of his note into 257,835 shares of our common stock. In February 2015 he received 128,917 shares of common stock, and in October 2015 he received the remaining 128,918 shares when, under the terms of the Conversion Agreement, we accelerated the issuance at such time as Delphiis, Inc. achieved $4,000,000 of bookings measured from July 1, 2014. The foregoing summary of the note conversion is qualified in its entirety by reference to the full context of the Conversion Agreement which is found as Exhibit 99.1 to our 8-K filing on February 27, 2015.

Interest expense on the notes, including amortization of the discount, was $33,258 and $17,093 for the years ended December 31, 2015 and 2014, respectively.

(7) Convertible Notes Payable

Effective July 29, 2011, we closed on a private offering of secured convertible promissory notes and warrants ("Units") for gross proceeds of $1,850,000.  Each of the Units consisted of (i) a $5,000 secured convertible promissory note (each a "Note" and collectively "Notes") and (ii) a warrant (each a "Warrant" and collectively "Warrants") to purchase 1,000 shares of our common stock at an exercise price of $1.50 per share.  The Notes matured July 29, 2014 and were secured by our tangible and intangible assets, subject to the senior security interest of AvidBank, as discussed in Note 5.  The Notes accrued interest at a rate of eight percent (8%) per annum, compounded annually, and the interest on the outstanding balance of the Notes was payable no later than thirty (30) days following the close of each calendar quarter.  The Notes were convertible into 1,850,000 shares of common stock.  The Warrants expire April 29, 2016 and are exercisable to purchase up to 370,000 shares of our common stock. We additionally granted piggyback registration rights to the investors in this offering.  Several members of our Board at the time, including John Pace, Michael Joyce, Mark St. Clare and Michael Vanderhoof, participated in the offering.

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

Interest charges associated with the convertible notes payable, including amortization of the discounts and loan acquisition costs, totaled $208,601 for the year ended December 31, 2014.

(8) Warrants

Below is a summary of warrant activity during the years ended December 31, 2014 and 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2014	2,983,565	$1.15
Granted in 2014	-	$-
Exercised in 2014	(122,500)	$1.01
Cancelled in 2014	(652,500)	$1.31
Outstanding at December 31, 2014	2,208,565	$1.11	3.35	$235,750
Granted in 2015	-	$-
Exercised in 2015	-	$-
Cancelled in 2015	(233,334)	$1.01
Outstanding at December 31, 2015	1,975,231	$1.13	3.46	$265,750

Warrants exercisable at December 31, 2015	1,508,565	$1.16	2.35	$200,417

The following tables summarize information about warrants outstanding and exercisable at December 31, 2015:

Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining in Contractual Life in Years	Outstanding Warrants Weighted Average Exercise Price	Number of Warrants Exercisable	Exercisable Warrants Weighted Average Exercise Price
$0.30 to $0.75	141,667	0.36	$0.60	141,667	$0.60
$0.91 to $1.84	1,833,564	3.70	$1.17	1,366,898	$1.22
$0.30 to $1.84	1,975,231	3.46	$1.13	1,508,565	$1.16

On January 16, 2013, we granted warrants to four executive employees to purchase a total of 1,500,000 shares of common stock with a strike price set at $1.01. The exercise price equals the fair value of our stock on the grant date.  Of these warrants, 150,000 vested immediately and 1,350,000 vest contingent upon the Company achieving certain performance targets for fiscal years 2013 through 2016 as follows:

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

In March 2014, one of the executives separated from the Company which resulted in the full vesting of all 200,000 shares of his remaining warrant grants. We have recorded stock compensation for the shares totaling $105,059 for the year ended December 31, 2014. Also in 2014, three of the executives' employment agreements provided for a modification of the vesting of this warrant grant. The revised vesting schedule is as follows:

Year Ended December 31,	Number of Shares
2014	233,334
2015	233,334
2016	233,332

Our Board of Directors determined that the performance measures for 2014 were not met. As such the warrants for 2014 did not vest to the three executives. This tranche of warrants was cancelled. Our Board of Directors determined that the performance measures for 2015 were met. As such the warrants for 2015 vested to the three remaining executives. We have recorded stock compensation for the shares totaling $122,569 for the year ended December 31, 2015.

(9)	Stock Option and Stock Incentive Plans

In October 2001, we approved the 2001 Stock Option Plan under which all employees may be granted options to purchase shares of our Common Stock. The maximum number of shares of the Common Stock available for issuance under the 2001 Plan was 5,400,000 shares. Under the 2001 Stock Option Plan (the "2001 Plan"), the option exercise price was equal to the fair market value of the Common Stock on the date of grant. Options expired no later than 10 years from the grant date and generally vested within five years.

The Board approved the 2003 Stock Option Plan (the "2003 Plan") and it became effective immediately upon stockholder approval at the Annual Meeting on May 15, 2003. The maximum number of shares of Common Stock available for issuance under the 2003 Plan was 4,400,000 shares. On May 15, 2003, 899,500 shares were available to grant under the 2003 Plan, and 567,167 had been granted under our former 2000 Stock Option Plan (the "2000 Plan") and the 2001 Plan. Although we no longer granted options under the 2000 Plan or the 2001 Plan, all outstanding stock options continue to be subject to the terms and conditions of the stock option agreement and the underlying plans, except to the extent the Board or the Compensation Committee elected to extend one or more features of the 2003 Plan to the outstanding stock options that were granted pursuant to the 2000 Plan or the 2001 Plan. Under the 2003 Plan, the option exercise price was equal to the fair market value of the Common Stock at the date of grant. Stock options expired no later than 10 years from the grant date and generally vested within five years.

In May of 2004, the Board and stockholders approved the 2004 Stock Incentive Plan (the "2004 Plan"). The maximum number of shares of the Common Stock available for issuance under the 2004 Plan was 6,400,000 shares. As of the date of stockholder approval, May 12, 2004, options to purchase 714,750 shares had been granted pursuant to the 2000 Plan, 2001 Plan and 2003 Plan. Under the terms and conditions of the 2004 Plan, the option exercise price is equal to the fair market value of the Common Stock at the date of grant. Options expired no later than 10 years from the grant date and generally vested within five years.

The Board approved the 2007 Stock Option Plan, as amended (the "2007 Plan"), and it became effective on May 16, 2007 upon receipt of stockholder approval. On May 16, 2007, options to purchase 2,890,147 shares of Common Stock had been granted pursuant to the 2000 Plan, 2001 Plan, 2003 Plan and 2004 Plan. Under the 2007 Plan, the administrator could grant options to purchase 4,470,000 shares of Common Stock. The options granted pursuant to the 2004 Plan continue to be governed by the terms and conditions of the 2004 Plan, except to the extent the administrator elected to extend one or more features of the 2007 Plan to the outstanding stock options granted pursuant to the 2004 Plan. Under the 2007 Plan, the option exercise price was equal to the fair market value of the Common Stock at the date of grant. Options expired no later than 10 years from the grant date and generally vested within three years.

On March 17, 2011, the Board approved the 2011 Stock Incentive Plan (the "2011 Plan"), and it became effective on May 12, 2011. The 2011 Plan authorizes the issuance of no more than 5,970,000 shares of our Common Stock and it provides for the granting of stock options, stock appreciation rights and restricted stock to our employees, members of the Board and service providers. As of December 31, 2015, there were 1,002,411 shares available for issuance under the 2011 Plan.

Additional information with respect to these Plans' stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2014	5,256,349	$1.03
Granted in 2014	402,500	$1.29
Exercised in 2014	(226,747)	$0.92
Cancelled in 2014	(545,273)	$1.04
Outstanding at December 31, 2014	4,886,829	$1.05	4.79	$912,287
Granted in 2015	270,250	$1.15
Exercised in 2015	(18,347)	$0.47
Cancelled in 2015	(584,177)	$1.52
Outstanding at December 31, 2015	4,554,555	$1.00	4.22	$966,509

Options exercisable at December 31, 2015	4,099,829	$0.98	4.22	$943,089

The following table summarizes information about stock options outstanding and exercisable at December 31, 2015:

Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining in Contractual Life in Years	Outstanding Options Weighted Average Exercise Price	Number of Options Exercisable	Exercisable Options Weighted Average Exercise Price
$0.30 to $0.75	913,000	2.14	$0.59	914,500	$0.59
$0.76 to $0.90	811,501	4.51	$0.80	811,723	$0.80
$0.91 to $1.84	2,800,054	4.83	$1.18	2,343,606	$1.19
$1.85 to $2.15	30,000	2.67	$2.15	30,000	$2.15
$0.30 to $2.15	4,554,555	4.22	$1.00	4,099,829	$0.98

Unamortized compensation expense associated with unvested options approximates $164,965 as of December 31, 2015. The weighted average period over which these costs are expected to be recognized is approximately 1.5 years.

(10) Restricted Stock

In July 2014, in connection with our acquisition of the common stock of Delphiis, Inc., we issued to a key employee 400,000 shares of restricted stock as part of his employment agreement. The shares vest as follows:

Vesting Date	Shares
July 1, 2016	100,000
July 1, 2017	100,000
July 1, 2018	100,000
July 1, 2019	100,000

In August 2015, the key employee's employment agreement was revised such that the first 100,000 shares became fully vested and the remaining shares were cancelled on January 1, 2016. The stock-based compensation expense recognized for these shares totaled $101,881 for the year ended December 31, 2015.

(11) Income Taxes

For the years ended December 31, 2015 and 2014, the components of income tax expense are as follows:

	Year Ended December 31,
	2015	2014
Current provision:
Federal	$70,436	$20,712
State	82,000	58,148
	152,436	78,860
Deferred:
Federal	-	-
State	-	-
	-	-
Income tax expense	$152,436	$78,860

Income tax provision amounted to $152,436 and $78,860 for the years ended December 31, 2015 and 2014, respectively (an effective rate of 10.4% for 2015 and 5.6% for 2014).  A reconciliation of the provision for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

	Year Ended December 31,
	2015	2014
Computed tax at federal statutory rate of 34%	$448,479	$465,951
State taxes, net of federal benefit	54,121	37,088
Non-deductible items	43,654	148,820
Other	75,828	24,310
Change in valuation allowance	(469,646)	(597,309)
	$152,436	$78,860

Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which is uncertain.  Accordingly, a valuation allowance, in an amount equal to the net deferred tax asset as of December 31, 2015 and 2014 has been established to reflect these uncertainties.  As of December 31, 2015 and 2014, the net deferred tax asset before valuation allowances is approximately $4,543,000 and $5,346,000 respectively, for federal income tax purposes, and $1,044,000 and $1,067,000, respectively for state income tax purposes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of our deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2015	2014
Deferred tax assets:
Accrued salaries/vacation	$253,600	$221,900
Accrued equipment pool	127,900	105,100
State taxes	18,700	17,900
Stock options	864,500	844,700
Credits	153,000	131,800
Net operating loss carryforwards	5,064,000	5,398,100
Total deferred tax assets	6,481,700	6,719,500

Deferred tax liabilities:
Depreciation	9,100	34,500
Amortization of intangibles	343,500	4,700
Other	541,600	267,400
Total deferred tax liabilities	894,200	306,600

Net deferred assets before valuation allowance	5,587,500	6,412,900
Valuation allowance	(5,587,500)	(6,412,900)
Net deferred tax assets	$-	$-

At December 31, 2015, we have available unused net operating loss carryforwards of approximately $12,538,000 for federal and $11,050,000 for state that may be applied against future taxable income and that, if unused, expire beginning in 2023 through 2033.

Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code under section 382.  The annual limitation may result in the expiration of net operating loss carryforwards before utilization. Our Federal and state net operating loss carryforwards will begin to expire in 2023 and 2016, respectively.

We evaluate our tax positions each reporting period to determine the uncertainty of such positions based upon one of the following conditions: (1) the tax position is not ''more likely than not'' to be sustained, (2) the tax position is ''more likely than not'' to be sustained, but for a lesser amount, or (3) the tax position is ''more likely than not'' to be sustained, but not in the financial period in which the tax position was originally taken. We have evaluated our tax positions for all jurisdictions and all years for which the statute of limitations remains open. We have determined that no additional liability for unrecognized tax benefits and interest was necessary.

(12) Retirement Plan

We sponsor a 401(k) plan (the "Plan") for the benefit of employees who are at least 21 years of age. Our management determines, at its discretion, the annual and matching contribution. In 2015 we contributed a matching contribution totaling $94,042. We elected not to contribute to the Plan for the year ended December 31, 2014.

(13) Commitments

Leases

We lease our Mission Viejo, California facility under a non-cancellable operating lease effective December 2015 that expires in April 2021. Our Carpinteria, California office lease is currently on a month-to-month basis. Rent expense for the years ended December 31, 2015 and 2014 totaled $272,064 and $204,257 respectively. Future minimum lease payments under non-cancelable operating leases during subsequent years are as follows:

December 31,	Payments
2016	$297,684
2017	374,751
2018	421,084
2019	433,716
2020	446,728
Thereafter	132,926
Total	$2,106,889

Employment Agreements

Effective January 1, 2014, we entered into an employment agreement with Joseph J. Flynn, our President and Chief Executive Officer ("CEO") since 2009 (the "Flynn Agreement"). The Flynn Agreement provides that Mr. Flynn will continue his employment as our President and CEO. The Flynn Agreement has a term of two years, provides for an annual base salary of $275,000.  Mr. Flynn also receives the customary employee benefits available to our employees. Mr. Flynn is also entitled to receive a bonus of up to $150,000 per year, the achievement of which is based on Company performance metrics. Further, the Flynn Agreement revised the vesting schedule of warrants granted to Mr. Flynn in January 2013. The revision spreads the vesting date of the remaining 300,000 unvested shares from 150,000 on January 1, 2015 and 150,000 on January 1, 2016 to 100,000 on January 1, 2015, 100,000 on January 1, 2016 and 100,000 on January 1, 2017. The warrants will vest contingent with the achievement of certain financial performance metrics of the Company for calendar years 2015 and 2016. The calendar year 2014 performance metrics were not met and as such, they did not vest. The calendar year 2015 performance metrics were met.  We may terminate Mr. Flynn's employment under the Flynn Agreement without cause at any time on thirty days advance written notice, at which time Mr. Flynn would receive severance pay for twelve months and be fully vested in all options and warrants granted to date. The foregoing summary of the Flynn Agreement is qualified in its entirety by reference to the full context of the employment agreement which is found as Exhibit 10.2 to our 10-Q filing on May 14, 2014.

Effective January 1, 2016, we entered into an employment agreement with Mr. Flynn (the "2016 Flynn Agreement"). The 2016 Flynn Agreement provides that Mr. Flynn will continue his employment as our President and CEO. The 2016 Flynn Agreement has a term of two years, provides for an annual base salary of $300,000, and will automatically renew for subsequent twelve (12) month terms unless either party provides advance written notice to the other that such party does not wish to renew the agreement for a subsequent twelve (12) months.  Mr. Flynn also receives the customary employee benefits available to our employees. Mr. Flynn is also entitled to receive a bonus of up to $180,000 per year, the achievement of which is based on Company performance metrics.  We may terminate Mr. Flynn's employment under the Flynn Agreement without cause at any time on thirty (30) days advance written notice, at which time Mr. Flynn would receive severance pay for twelve months and be fully vested in all options and warrants granted to date.  The foregoing summary of the 2016 Flynn Agreement is qualified in its entirety by reference to the full context of the employment agreement, which is found as Exhibit 10.31 to this Annual Report on Form 10-K.

Effective January 1, 2014, we entered into an employment agreement with Paul T. Anthony, our Chief Financial Officer ("CFO") since 2004 (the "Anthony Agreement"). The Anthony Agreement provides that Mr. Anthony will continue to serve as our EVP and CFO. The Anthony Agreement has a term of two years, and provides for an annual base salary of $225,000. Mr. Anthony also receives the customary employee benefits available to our employees. Mr. Anthony is also entitled to receive a bonus of up to $108,000 per year, the achievement of which is based on Company performance metrics.  Further, the Anthony Agreement revised the vesting schedule of warrants granted to Mr. Anthony in January 2013. The revision spreads the vesting date of the remaining 200,000 unvested shares from 100,000 on January 1, 2015 and 100,000 on January 1, 2016 to 66,667 on January 1, 2015, 66,667 on January 1, 2016 and 66,666 on January 1, 2017. The warrants will vest contingent with the achievement of certain financial performance metrics of the Company for calendar years 2015 and 2016. The calendar year 2014 performance metrics were not met and as such, they did not vest. The calendar year 2015 performance metrics were met.  We may terminate Mr. Anthony's employment under the Anthony Agreement without cause at any time on thirty days advance written notice, at which time Mr. Anthony would receive severance pay for twelve months and be fully vested in all options and warrants granted to date. The foregoing summary of the Anthony Agreement is qualified in its entirety by reference to the full context of the employment agreement which is found as Exhibit 10.3 to our 10-Q filing on May 14, 2014.

Effective January 1, 2016, we entered into a new employment agreement with Mr. Anthony (the "2016 Anthony Agreement"). The 2016 Anthony Agreement provides that Mr. Anthony will continue to serve as our Executive Vice President ("EVP") and CFO. The 2016 Anthony Agreement has a term of two years, and provides for an annual base salary of $245,000. The 2016 Anthony Agreement will automatically renew for subsequent twelve (12) month terms unless either party provides advance written notice to the other that such party does not wish to renew the agreement for a subsequent twelve (12) months.  Mr. Anthony also receives the customary employee benefits available to our employees. Mr. Anthony is also entitled to receive a bonus of up to $132,000 per year, the achievement of which is based on Company performance metrics.  We may terminate Mr. Anthony's employment under the 2016 Anthony Agreement without cause at any time on thirty (30) days advance written notice, at which time Mr. Anthony would receive severance pay for twelve months and be fully vested in all options and warrants granted to date.  The foregoing summary of the 2016 Anthony Agreement is qualified in its entirety by reference to the full context of the employment agreement, which is found as Exhibit 10.32 to this Annual Report on Form 10-K.

(14) Concentrations

Cash Concentrations

At times, cash and cash equivalent balances held in financial institutions are in excess of federally insured limits. Management performs periodic evaluations of the relative credit standing of financial institutions and limits the amount of risk by selecting financial institutions with a strong credit standing.

Major Customers

For the year ended December 31, 2015, there were three customers that each generated at least 10% of our revenues and these customers represented a total of 50% of revenues. As of December 31, 2015, net accounts receivable due from these customers totaled approximately $3,100,000.

For the year ended December 31, 2014, there were three customers that each generated at least 10% of our revenues and these customers represented a total of 42% of revenues. As of December 31, 2014, net accounts receivable due from these customers totaled approximately $2,800,000.

 (15) Stock Purchase Agreement – Delphiis, Inc.

As previously disclosed in our Current Report on Form 8-K, filed with the SEC on July 8, 2014, on July 7, 2014 we entered into a Stock Purchase Agreement (the "Agreement") with Delphiis, Inc., a California corporation ("Delphiis"), certain stockholders of Delphiis (the "Stockholders"), and Mike Gentile, as seller representative ("Gentile").  By agreement of the parties, the effective date of the Agreement was July 1, 2014.

Pursuant to the Agreement, we acquired 100% of the issued and outstanding shares of common stock (the "Shares") of Delphiis from the Stockholders.  The purchase price paid for the Shares consisted of three components: the Securities Consideration, the Cash Consideration, and the Debt Assumption.

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

-
The Debt Assumption was equal to $463,723 which was owed by Delphiis to Gentile and two other parties.  By way of background, of such amount, $363,723 is represented by certain amended and restated promissory notes (the "Notes") dated of even date with the Agreement, which bear interest at the rate of 4% per annum, and pursuant to which Delphiis was to make quarterly interest-only payments on the total principal amount outstanding at the end of each calendar quarter.  The Notes have a maturity date which is 24 months from the date of the Agreement and contain no prepayment penalty.  Pursuant to the terms of the Notes, Delphiis will accelerate payment on (i) fifty percent (50%) of the outstanding amount due under such Notes at such time as Delphiis achieves $1,500,000 of bookings measured from the date of the Agreement, and (ii) the remaining fifty percent (50%) will be paid at such time as Delphiis achieves $4,000,000 of bookings measured from the date of the Agreement, all as set forth in the Notes.  Delphiis also agreed to pay the remaining $100,000 to Gentile and the other noteholders upon Delphiis's collection of $100,000 from accounts receivable outstanding as of June 30, 2014.  Pursuant to the Agreement, Auxilio, as the sole owner of Delphiis, agreed to assume the obligations of Delphiis and to make the payments pursuant to the terms of the Notes.  As set forth in Note 6 above, $257,835 of such debt was converted to equity and the remaining amounts were paid out to the noteholders.

The allocation of the purchase price of the assets acquired and liabilities assumed based on their fair values was as follows:

Acquired technology	$900,000
Customer relationships	400,000
Trademarks	50,000
Non-compete agreements	20,000
Goodwill	956,639
Other assets received	376,775
Deferred revenue	(154,089)
Notes payable	(424,000)
Other liabilities assumed	(113,325)
Total	$2,012,000

Purchased identifiable intangible assets are amortized on a straight-line basis over the respective useful lives. The estimated useful life of the identifiable intangible assets acquired ranges from 1.5 to 10 years. We recognized goodwill of $956,639. Goodwill is recognized as we expect to be able to realize synergies between the two companies, primarily our ability to provide market and reach for the Delphiis products and services to Auxilio's customers.

The Company incurred approximately $98,000 in legal, accounting and other professional fees related to this acquisition, all of which were expensed during the year ended December 31, 2014.

Escrow Agreement

In connection with the Agreement, we entered into an escrow agreement with the Stockholders and Colonial Stock Transfer (the "Escrow Agent"), pursuant to which we deposited $100,000 of the Cash Consideration into an escrow to be held by the Escrow Agent to cover any indemnification claims made pursuant to the Agreement.  Under this escrow agreement, if no indemnification claims have been made prior to July 7, 2015, the Escrow Agent is to release the escrowed funds to the Stockholders. On July 28, 2015, the remaining $100,000 was distributed to the Stockholders by the Escrow Agent.

Employment Agreement

In connection with the Agreement, we entered into an employment agreement with Gentile (the "Gentile Employment Agreement"), pursuant to which Gentile was employed to serve as our Executive Vice President of Innovation and Security.  The initial term of the Gentile Employment Agreement is for three years (unless sooner terminated), and automatically renews for subsequent twelve-month periods unless either party determines to not renew.  Gentile's base annual salary will be $200,000, and Gentile will be eligible to receive incentive compensation.  Pursuant to the Gentile Employment Agreement, Gentile will also receive 400,000 shares of our Common Stock, vesting as follows: 100,000 shares will vest 2 years from the date of the Gentile Employment Agreement; 100,000 shares will vest 3 years from the date of the Gentile Employment Agreement; 100,000 shares will vest 4 years from the date of the Gentile Employment Agreement; and 100,000 shares will vest 5 years from the date of the Gentile Employment Agreement.

On August 16, 2015, we entered into a revised employment agreement with Mr. Gentile. The initial term of the agreement was changed to terminate as of January 1, 2016. The first 100,000 restricted shares of common stock were deemed to be vested and were issued to him in August 2015 with the remaining unvested shares cancelled on January 1, 2016 (Note 10). The revised agreement required a severance payment of $120,000 which was paid in January 2016.This amount was recorded as expense for the year ended December 31, 2015.

(16)	Asset Purchase Agreement – Redspin

On March 31, 2015, Auxilio entered into an Asset Purchase Agreement (the "Purchase Agreement") with Redspin, Inc., a California corporation ("Redspin") and certain owners of Redspin, to acquire substantially all of the assets and certain liabilities of Redspin (the "Acquired Assets").  A copy of the Purchase Agreement was filed as an exhibit to the Current Report on Form 8-K filed with the SEC on April 6, 2015.   On April 7, 2015, the Company completed its acquisition of the Acquired Assets in an asset purchase transaction (the "Transaction") pursuant to the terms and conditions of the Purchase Agreement.

As a result of the consummation of the Purchase Agreement, on April 7, 2015, in consideration for the Acquired Assets, the Company paid Redspin $2,076,966 in cash, less a holdback of $200,000 to cover any indemnification claims made pursuant to the Transaction, and issued 452,284 shares of the Company's restricted common stock, par value $0.001, which was the number of shares having an aggregate value of $500,000, with the price per share equal to the average of the closing price of Auxilio common stock on the OTC Markets for the 20 most recent trading days prior to the date of the Purchase Agreement, rounded up to the nearest whole number of shares. The Company also agreed to pay a cash Earn-out Payment, as defined in the Purchase Agreement, upon the achievement of certain earnings targets in the first year following the date of the Purchase Agreement. Management estimated the fair value of the contingent consideration to be approximately $623,000. As of December 31, 2015, Management believes that the earnings targets will not be met. Accordingly, this portion of the acquisition is recorded as other income on the consolidated statement of income for the year ended December 31, 2015. If no indemnification claims have been made prior to June 30, 2016, the Company's secretary will release the holdback funds to Redspin.

The Purchase Agreement also provides for the Company to pay employee bonus shares of common stock upon the achievement of the same certain earnings targets and provided they remain with the Company for one year subsequent to the acquisition date. Management previously had considered the $124,000 of fair value of these employee bonus shares to be a component of the acquisition cost.  After completing the analysis of the earn-out provisions, Management has determined that the employee bonus shares would be post-combination compensation. Management believes that the minimum earnings targets will not be achieved. Accordingly no related stock compensation expense has been recorded for the year ended December 31, 2015.

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

Purchased identifiable intangible assets are amortized on a straight-line basis over the respective useful lives. Our estimated useful life of the identifiable intangible assets acquired ranges from three to ten years. We recognized goodwill of $1,192,000. Goodwill is recognized as we expect to be able to realize synergies between the two companies, primarily our ability to provide market and reach for the Redspin products and services to Auxilio's customers.

The Company incurred approximately $70,000 in legal, accounting and other professional fees related to this acquisition, all of which were expensed during the year ended December 31, 2015.

Employment Agreement

In connection with the Purchase Agreement, Auxilio and Daniel Berger ("Berger"), CEO of Redspin, entered into an employment agreement (the "Berger Employment Agreement"), pursuant to which Berger was employed to serve as Executive Vice President of Auxilio.  The initial term of the Berger Employment Agreement is for two years (unless sooner terminated), and automatically renews for subsequent twelve-month periods unless either party determines to not renew.  Berger's base annual salary will be $250,000, and Berger will be eligible to receive incentive compensation, consistent with that generally offered to executives of the Company.  In addition, Auxilio and John Abraham ("Abraham"), Founder of Redspin, entered into an independent contractor agreement (the "Abraham Agreement"), pursuant to which Abraham was retained to perform the work assigned by the Company.  The term of the Abraham Agreement is for two years (unless sooner terminated).  In consideration for such services, the Company agreed to pay Abraham $11,000 per month.

Pro Forma Information

The following supplemental unaudited pro forma information presents the combined operating results of the Company and the acquired business during the years ended December 31, 2015 and 2014, as if the acquisition had occurred at the beginning of each of the periods presented. The pro forma information is based on the historical financial statements of the Company and that of the acquired business. Amounts are not necessarily indicative of the results that may have been attained had the combinations been in effect at the beginning of the periods presented or that may be achieved in the future.

	Year Ended December 31
	2015	2014
Pro forma net revenue	$61,952,529	$46,662,798
Pro forma net income	$1,115,777	$917,342
Pro forma basic net income per share	$0.05	$0.04
Pro forma diluted net income per share	$0.04	$0.04

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

No.	Item
2.1	Agreement and Plan of Reorganization dated as of November 20, 2001, by and between Auxilio and e-Perception, Inc., incorporated by reference to Exhibit 1.1 to our Form 8-K filed on January 24, 2002.
2.2
Agreement and Plan of Merger, dated April 1, 2004, by and between Auxilio, PPVW Acquisition Corporation, and Alan Mayo & Associates, Inc., incorporated by reference to Exhibit 2.1 to our Form 8-K filed on April 16, 2004.

3.1	Articles of Incorporation of Auxilio, Inc. as amended, incorporated by reference to Exhibit 3.1 to our Form 10-KSB filed on April 19, 2005.
3.2	Amended and Restated Bylaws of Auxilio, incorporated by reference to Exhibit 2 to our Form 10-SB filed on October 1, 1999.
3.3	First Amendment to Amended and Restated Bylaws of Auxilio, Inc. dated August 6, 2015, incorporated by reference to Exhibit 10.1 to our 10-Q filed on August 14, 2015.
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

10.1	Auxilio's 2001 Stock Option Plan, incorporated by reference to Exhibit 4.1 to our Form S-8 filed on March 3, 2011.*
10.1.1	Form of Stock Option Agreement under Auxilio's 2001 Stock Option Plan, incorporated by reference to Exhibit 4.6 to our Form S-8 filed on March 3, 2011.*
10.2	Auxilio's 2003 Stock Option Plan, incorporated by reference to Exhibit 4.2 to our Form S-8 filed on March 3, 2011.*
10.2.1	Form of Stock Option Agreement under Auxilio's 2003 Stock Option Plan, incorporated by reference to Exhibit 4.7 to our Form S-8 filed on March 3, 2011.*
10.3	Auxilio's 2004 Stock Option Plan, incorporated by reference to Exhibit 4.3 to our Form S-8 filed on March 3, 2011.*
10.3.1	Form of Stock Option Agreement under Auxilio's 2004 Stock Option Plan, incorporated by reference to Exhibit 4.8 to our Form S-8 filed on March 3, 2011.*
10.4	Auxilio's 2007 Stock Option Plan, incorporated by reference to Exhibit 4.4 to our Form S-8 filed on March 3, 2011.*
10.5	Amendment to Auxilio 2007 Stock Option Plan, incorporated by reference to Exhibit 4.5 to our Form S-8 filed on March 3, 2011.*
10.5.1	Form of 2007 Stock Option Agreement, incorporated by reference to Exhibit 4.9 to our Form S-8 filed on March 3, 2011.*
10.6	Auxilio's 2011 Stock Incentive Plan, incorporated by reference to Exhibit 4.1 to our Form S-8 filed on August 24, 2011.*
10.6.1	Form of Auxilio's 2011 Stock Option Agreement under the 2011 Stock Incentive Plan, incorporated by reference to Exhibit 4.3 to our Form S-8 filed on August 24, 2011.*
10.6.2	Form of Restricted Stock Agreement under the Auxilio 2011 Stock Incentive Plan, incorporated by reference to Exhibit 4.4 to our Form S-8 filed on August 24, 2011.*
10.7	Asset Purchase Agreement between Workstream USA, Inc., Workstream, Inc. and PeopleView, Inc. dated March 8,.2004, incorporated by reference to Exhibit 2.1 to our Form 8-K filed on April 2, 2004.
10.8
Addendum dated as of May 27, 2004 to Asset Purchase Agreement dated March 17th, 2004 between Workstream Inc. Workstream USA, Inc. and PeopleView, Inc., incorporated by reference to Exhibit 2.1 to our Form 8-K/A filed on August 3, 2004.

10.9	Office Lease between MVPlaza, Inc. and Auxilio, Inc., dated as of June 24, 2015, incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on November 13, 2015.

No.	Item
10.10	Executive Employment Agreement, effective January 1, 2014, by and between Auxilio and Joseph Flynn, incorporated by reference to Exhibit 10.2 to our 10-Q filing on May 14, 2014.
10.11	Executive Employment Agreement, effective January 1, 2014, by and between Auxilio and Paul T. Anthony, incorporated by reference to Exhibit 10.2 to our 10-Q filing on May 14, 2014.
10.12	Form of 8% Convertible Promissory Note, dated July 29, 2011, incorporated by reference to Exhibit 10.1 to our Form 8-K filed on August 3, 2011.
10.13	Form of Warrant to Purchase Common Stock, dated July 29, 2011, incorporated by reference to Exhibit 10.2 to our Form 8-K filed on August 3, 2011.
10.14	Placement Agent Warrant to Purchase Common Stock, dated July 29, 2011, incorporated by reference to Exhibit 10.3 to our Form 8-K filed on August 3, 2011.
10.15	Form of Security Agreement, dated July 29, 2011, incorporated by reference to Exhibit 10.4 to our Form 8-K filed on August 3, 2011.
10.16	Form of Registration Rights Agreement, dated July 29, 2011, incorporated by reference to Exhibit 10.5 to our Form 8-K filed on August 3, 2011.
10.17	Form of Investment Unit Purchase Agreement, dated July 29, 2011, incorporated by reference to Exhibit 10.6 to our Form 8-K filed on August 3, 2011.
10.18
Loan and Security Agreement by and among Auxilio, Inc., Auxilio Solutions, Inc. and AvidBank Corporate Finance, a division of AvidBank, dated effective April 19, 2012, incorporated by reference to Exhibit 10.1 to our Form 8-K filed on May 9, 2012.

10.19
Intellectual Property Security Agreement by and among Auxilio, Inc., Auxilio Solutions, Inc. and AvidBank Corporate Finance, a division of AvidBank, dated effective April 19, 2012, incorporated by reference to Exhibit 10.2 to our Form 8-K filed on May 9, 2012.

10.20
Form of Subordination by and among AvidBank Corporate Finance, a division of AvidBank and certain individual creditors dated effective April 19, 2012, incorporated by reference to Exhibit 10.3 to our Form 8-K filed on May 9, 2012.

10.21	Warrant to Purchase Stock issued by Auxilio, Inc. to AvidBank Holdings, Inc. dated effective April 24, 2012, incorporated by reference to Exhibit 10.4 to our Form 8-K filed on May 9, 2012.
10.22	Warrant to Purchase Common Stock issued by Auxilio, Inc. to Joseph Flynn dated January 16, 2013, incorporated by reference to Exhibit 10.1 to our Form 8-K filed on January 22, 2013.
10.23	Warrant to Purchase Common Stock issued by Auxilio, Inc. to Paul Anthony dated January 16, 2013, incorporated by reference to Exhibit 10.1 to our Form 8-K filed on January 22, 2013..
10.24	Warrant to Purchase Common Stock issued by Auxilio, Inc. to Simon Vermooten dated January 16, 2013, incorporated by reference to Exhibit 10.1 to our Form 8-K filed on January 22, 2013..
10.25
Stock Purchase Agreement between Auxilio, Inc., Delphiis, Inc., certain stockholders of Delphiis, Inc., and Mike Gentile as Seller's Representative dated effective July 1, 2014, incorporated by reference to Exhibit 99.11 to our Form 8-K filed on July 8, 2014.

10.26	Second Amendment to Loan and Security Agreement dated as of April 25, 2014, incorporated by reference to Exhibit 10.1 to our 10-Q filed on May 14, 2014.
10.27	Note Conversion Agreement between Auxilio, Inc. and Mike Gentile dated effective as of January 12, 2015, incorporated by reference to Exhibit 99.1 to our Form 8-K filed on February 27, 2015.
10.28	Asset Purchase Agreement between Auxilio, Inc. and Redspin, Inc. dated as of March 31, 2015, incorporated by reference to Exhibit 99.1 to our Form 8-K filed on April 6, 2015.
10.29
Third Amendment to the Loan and Security Agreement between Avidbank Corporate Finance and Auxilio, Inc., dated as of April 24, 2015, incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on May 15, 2015.

10.30	Fourth Amendment to the Loan and Security Agreement between Avidbank and Auxilio, Inc. dated June 19, 2015, incorporated by reference to Exhibit 10.1 to our 10-Q filed on August 14, 2015.
10.31	Executive Employment Agreement, effective January 1, 2016, by and between Auxilio and Joseph J. Flynn.
10.32	Executive Employment Agreement, effective January 1, 2016, by and between Auxilio and Paul T. Anthony.
14	Code of Ethics, incorporated by reference to Exhibit 14.1 to our Form 10-KSB filed on April 14, 2004.

No.	Item
16.1	Letter regarding change in certifying accountants, dated February 14, 2002, incorporated by reference to Exhibit 16 to our Form 8-K filed on February 15, 2002.
16.2	Letter regarding change in certifying accountants dated December 22, 2005, incorporated by reference to Exhibit 16.1 to our Form 8-K/A filed on January 24, 2006.
21.1	Subsidiaries.
23.1	Consent of Haskell & White LLP, Independent Registered Public Accounting Firm.
24	Power of Attorney (included on the Signature Page).
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of CEO and CFO pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

* Each of these Exhibits constitutes a management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) with the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUXILIO, INC.

By:/s/ Joseph J. Flynn
Joseph J. Flynn
Chief Executive Officer and
Principal Executive Officer

March 30, 2016

By:/s/ Paul T. Anthony
Paul T. Anthony
Chief Financial Officer and
Principal Financial Officer

March 30, 2016

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Joseph J. Flynn	Chief Executive Officer	March 30, 2016
Joseph J. Flynn	(Principal Executive Officer and Director)

/s/ Paul T. Anthony	Chief Financial Officer	March 30, 2016
Paul T. Anthony	(Principal Financial Officer and Accounting Officer)

/s/ Edward Case		March 30, 2016
Edward Case	Director

/s/ Brooks Corbin		March 30, 2016
Brooks Corbin	Director

/s/ John D. Pace		March 30, 2016
John D. Pace	Director (Non-executive Chairman of the Board)

/s/ Michael Vanderhoof		March 30, 2016
Michael Vanderhoof	Director