Form 10-Q
period 2016-03-31
AUXILIO INC
filed 2016-05-13
CIK 1011432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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
(Issuer's telephone number)

N/A
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicated by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer                   ☐
Non-accelerated filer   ☐ Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined by Section 12b-2 of the Exchange Act). Yes ☐ No ☑.

The number of shares of the issuer's common stock, $0.001 par value, outstanding as of May 12, 2016 was 24,557,224.

AUXILIO, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31, 2016	DECEMBER 31, 2015
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$5,348,844	$6,436,732
Accounts receivable, net	7,191,704	7,397,957
Supplies	1,412,349	1,458,609
Prepaid and other current assets	469,429	625,806
Total current assets	14,422,326	15,919,104

Property and equipment, net	554,123	495,324
Deposits	41,522	58,118
Intangible assets, net	2,595,833	2,731,250
Goodwill	3,665,656	3,665,656
Total assets	$21,279,460	$22,869,452

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$7,979,455	$8,306,860
Accrued compensation and benefits	1,957,556	2,856,165
Deferred revenue	787,806	913,677
Current portion of long-term liabilities	611,646	598,750
Total current liabilities	11,336,463	12,675,452

Long-term liabilities:
Term loan, less current portion	1,125,000	1,250,000
Capital lease obligations, less current portion	107,132	125,496
Total long-term liabilities	1,232,132	1,375,496

Commitments and contingencies

Stockholders' equity:
Common stock, par value at $0.001, 33,333,333 shares authorized, 24,452,085 shares issued and outstanding at March 31, 2016 and December 31, 2015	24,453	24,453
Additional paid-in capital	27,727,578	27,682,061
Accumulated deficit	(19,041,166)	(18,888,010)
Total stockholders' equity	8,710,865	8,818,504
Total liabilities and stockholders' equity	$21,279,460	$22,869,452

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2016	2015
Revenues	$14,515,640	$13,847,915
Cost of revenues	12,206,328	11,715,594
Gross profit	2,309,312	2,132,321
Operating expenses:
Sales and marketing	671,347	742,071
General and administrative expenses	1,763,021	1,386,343
Total operating expenses	2,434,368	2,128,414
(Loss) income from operations	(125,056)	3,907
Other expense:
Interest expense	(25,700)	(34,049)
Total other expense	(25,700)	(34,049)
Loss before provision for income taxes	(150,756)	(30,142)
Income tax expense	2,400	2,400
Net loss	$(153,156)	$(32,542)

Net loss per share:
Basic	$(0.01)	$(0.00)
Diluted	$(0.01)	$(0.00)

Number of weighted average shares:
Basic	24,452,085	23,681,559
Diluted	24,452,085	23,681,559

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 2016
(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2015	24,452,085	$24,453	$27,682,061	$(18,888,010)	$8,818,504
Stock compensation expense for options and warrants granted to employees and directors	-	-	45,517	-	45,517
Net loss	-	-	-	(153,156)	(153,156)
Balance at March 31, 2016	24,452,085	$24,453	$27,727,578	$(19,041,166)	$8,710,865

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(153,156)	$(32,542)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation	48,982	35,772
Amortization of intangible assets	135,417	52,500
Stock compensation expense for warrants and options issued to employees and directors	45,517	53,922
Stock compensation expense for restricted stock issued to key employee	-	25,378
Interest expense related to accretion of debt discount costs	-	26,488
Changes in operating assets and liabilities:
Accounts receivable	206,253	(496,040)
Supplies	46,260	(29,298)
Prepaid and other current assets	156,377	(195,401)
Deposits	16,596	-
Accounts payable and accrued expenses	(327,405)	1,260,260
Accrued compensation and benefits	(898,609)	(147,200)
Deferred revenue	(125,871)	(114,259)
Net cash (used for) provided by operating activities	(849,639)	439,580
Cash flows from investing activities:
Purchases of property and equipment	(85,611)	-
Net cash used for investing activities	(85,611)	-
Cash flows from financing activities:
Payments on capital leases	(27,638)	(24,416)
Payments on term loan	(125,000)	-
Payments on notes payable to related parties	-	(52,944)
Net cash used for financing activities	(152,638)	(77,360)
Net (decrease) increase in cash and cash equivalents	(1,087,888)	362,220
Cash and cash equivalents, beginning of period	6,436,732	4,743,395
Cash and cash equivalents, end of period	$5,348,844	$5,105,615

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Three Months Ended March 31,
	2016	2015
Supplemental disclosure of cash flow information:

Interest paid	$25,700	$7,561

Income taxes paid	$71,703	$100,050

Non-cash investing and financing activities:

Property and equipment acquired through capital leases	$22,170	$93,745

Conversion of note payable to related party into restricted common stock	$-	$257,835

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Auxilio, Inc. and its subsidiaries (the "Company", "we", "us" or "Auxilio") have been prepared in accordance with generally accepted accounting principles of the United States of America ("GAAP") for interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, these financial statements do not include all of the information and notes required by GAAP for complete financial statements.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the Securities and Exchange Commission ("SEC") on March 30, 2016.

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

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2015 and August 2015, the FASB issued guidance which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability consistent with the presentation of debt discounts, however debt issuance costs related to revolving credit agreements may be presented in the balance sheet as an asset. This guidance was effective for us in the first quarter of 2016.

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

3. OPTIONS AND WARRANTS

Below is a summary of Auxilio stock option and warrant activity during the three month period ended March 31, 2016:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2015	4,554,555	$1.00
Granted	250,500	0.97
Exercised	-	-
Cancelled	(513,000)	1.26
Outstanding at March 31, 2016	4,292,055	$0.97	4.50	$273,045
Exercisable at March 31, 2016	3,672,246	$0.95	4.50	$273,045

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2015	1,975,231	$1.13
Granted	-	-
Exercised	-	-
Cancelled	(300,000)	0.94
Outstanding at March 31, 2016	1,675,231	$1.16	4.59	$314,084
Exercisable at March 31, 2016	1,441,899	$1.18	3.10	$209,084

For the three months ended March 31, 2016 and 2015, stock-based compensation expense recognized in the statement of operations was as follows:

	2016	2015
Cost of revenues	$9,403	$33,294
Sales and marketing	8,333	9,264
General and administrative expenses	27,781	36,742
Total stock based compensation expense	$45,517	$79,300

In April 2016 the Company issued an option for 300,000 shares of common stock to an executive officer.

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

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2016	2015
Numerator:
Net loss	$(153,156)	$(32,542)

Denominator:
Denominator for basic calculation weighted average shares	24,452,085	23,681,559

Net loss per share:
Basic net loss per share	$(0.01)	$(0.00)
Diluted net loss per share	$(0.01)	$(0.00)

5. INTANGIBLE ASSETS

Intangible assets consist of the following:

Intangible assets are amortized over expected useful lives ranging from 1.5 to 10 years and consist of the following:

	March 31, 2016		December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Delphiis, Inc.
Acquired technology	$900,000	$(157,500)	$900,000	$(135,000)
Customer relationships	400,000	(140,000)	400,000	(120,000)
Trademarks	50,000	(50,000)	50,000	(50,000)
Non-compete agreements	20,000	(11,667)	20,000	(10,000)
Total intangible assets, Delphiis, Inc.	$1,370,000	$(359,167)	$1,370,000	$(315,000)

Redspin
Acquired technology	$1,050,000	$(105,000)	$1,050,000	$(78,750)
Customer relationships	600,000	(200,000)	600,000	(150,000)
Trademarks	200,000	(40,000)	200,000	(30,000)
Non-compete agreements	100,000	(20,000)	100,000	(15,000)
Total intangible assets, Redspin	$1,950,000	$(365,000)	$1,950,000	$(273,750)

Total intangible assets	$3,320,000	$(724,167)	$3,320,000	$(588,750)

6. ACCOUNTS RECEIVABLE

A summary of accounts receivable is as follows:

	March 31, 2016	December 31, 2015
Trade receivables	$7,032,513	$7,458,022
Unapplied advances and unbilled revenue, net	159,191	(60,065)
Allowance for doubtful accounts	-	-
Total accounts receivable	$7,191,704	$7,397,957

7. LINE OF CREDIT AND TERM LOAN

On May 4, 2012, we entered into a Loan and Security Agreement (the "Loan and Security Agreement") with Avidbank Corporate Finance, a Division of Avidbank ("Avidbank").  On April 26, 2013, we amended the Loan and Security Agreement with Avidbank. On April 25, 2014, we again amended the Loan and Security Agreement with Avidbank (the "Second Avidbank Amendment"). Under the Second Avidbank Amendment, the term of the revolving line-of-credit of up to $2.0 million was extended through April 25, 2015, at an interest rate of prime plus 1.0% per annum. This line of credit was further extended through June 25, 2015 under the third amendment to the Loan and Security Agreement. On June 19, 2015, we again amended the Loan and Security Agreement with Avidbank (the "Fourth Avidbank Amendment"). Under the Fourth Avidbank Amendment, the term of the revolving line-of-credit of up to $2.0 million was extended through June 19, 2017, at an interest rate of prime plus 0.75% per annum.  As of March 31, 2016, the interest rate was 4.25%.  There will be no minimum interest payable with respect to any calendar quarter. The amount available to us at any given time is the lesser of (a) $2.0 million, or (b) the amount available under our borrowing base (80% of our eligible accounts, minus (1) accrued client lease payables, and minus (2) accrued equipment pool liability). As of March 31, 2016 and December 31, 2015, no amounts were outstanding under the line of credit.

The Fourth Avidbank Amendment also provided for a term loan facility which allows for advances up to $4,000,000 through June 19, 2016. Our initial draw was for $2,000,000 in 2015. Term loan repayments shall be in 48 equal installments of principal, plus accrued interest at an interest rate of prime plus 1.25% per annum. As of March 31, 2016, outstanding borrowings under the term loan are $1,625,000, of which $500,000 is due within one year. The interest rate is 4.75% as of March 31, 2016.

While there are outstanding credit extensions, we are to maintain a liquidity ratio of cash plus accounts receivable divided by all obligations owing to the bank of at least 1.75 to 1.00, measured monthly, and a debt coverage ratio, whereby adjusted EBITDA for the most recent twelve months shall be no less than 1.50 to 1.00 of the sum of the annual principal payments to come due in respect of the term loan advances plus the annualized interest expense of the quarter ending on the measurement date. We were in compliance with all of the Avidbank agreement covenants as of March 31, 2016 and December 31, 2015.

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

Interest charges associated with the Avidbank line of credit, including loan origination costs, totaled $0 and $2,124 respectively, for the three months ended March 31, 2016 and 2015, respectively. Interest charges associated with the Avidbank term loan, including loan origination costs, totaled $20,499 for the three months ended March 31, 2016.

8. EMPLOYMENT AGREEMENTS

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

Effective January 1, 2016, we entered into an employment agreement with Mr. Flynn (the "2016 Flynn Agreement"). The 2016 Flynn Agreement provides that Mr. Flynn will continue his employment as our President and CEO. The 2016 Flynn Agreement has a term of two years, provides for an annual base salary of $300,000, and will automatically renew for subsequent twelve (12) month terms unless either party provides advance written notice to the other that such party does not wish to renew the agreement for a subsequent twelve (12) months.  Mr. Flynn also receives the customary employee benefits available to our employees. Mr. Flynn is also entitled to receive a bonus of up to $180,000 per year, the achievement of which is based on Company performance metrics.  We may terminate Mr. Flynn's employment under the Flynn Agreement without cause at any time on thirty (30) days advance written notice, at which time Mr. Flynn would receive severance pay for twelve months and be fully vested in all options and warrants granted to date.  The foregoing summary of the 2016 Flynn Agreement is qualified in its entirety by reference to the full context of the employment agreement, which is found as Exhibit 10.31 to this Form 10-K filed on March 30, 2016.

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

Effective January 1, 2016, we entered into a new employment agreement with Mr. Anthony (the "2016 Anthony Agreement"). The 2016 Anthony Agreement provides that Mr. Anthony will continue to serve as our Executive Vice President ("EVP") and CFO. The 2016 Anthony Agreement has a term of two years, and provides for an annual base salary of $245,000. The 2016 Anthony Agreement will automatically renew for subsequent twelve (12) month terms unless either party provides advance written notice to the other that such party does not wish to renew the agreement for a subsequent twelve (12) months.  Mr. Anthony also receives the customary employee benefits available to our employees. Mr. Anthony is also entitled to receive a bonus of up to $132,000 per year, the achievement of which is based on Company performance metrics.  We may terminate Mr. Anthony's employment under the 2016 Anthony Agreement without cause at any time on thirty (30) days advance written notice, at which time Mr. Anthony would receive severance pay for twelve months and be fully vested in all options and warrants granted to date.  The foregoing summary of the 2016 Anthony Agreement is qualified in its entirety by reference to the full context of the employment agreement, which is found as Exhibit 10.32 to Form 10-K filed on March 30, 2016.

9. CONCENTRATIONS

Cash Concentrations

At times, cash balances held in financial institutions are in excess of federally insured limits. Management performs periodic evaluations of the relative credit standing of financial institutions and limits the amount of risk by selecting financial institutions with a strong credit standing.

Major Customers

Our two largest customers accounted for approximately 46% of our revenues for the three months ended March 31, 2016 compared to approximately 34% of our revenues for the three months ended March 31, 2015.  These customers had net accounts receivable totaling approximately $2,400,000 and $2,600,000 as of March 31, 2016 and December 31, 2015, respectively.

10. SEGMENT REPORTING

Based on our integration and management strategies, we operate in a single business segment. For the periods presented, all revenues were derived from domestic operations.

11 ASSET PURCHASE AGREEMENT – REDSPIN

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

As a result of the consummation of the Purchase Agreement, on April 7, 2015, in consideration for the Acquired Assets, the Company paid Redspin $2,076,966 in cash, less a holdback of $200,000 to cover any indemnification claims made pursuant to the Transaction, and issued 452,284 shares of the Company's restricted common stock, par value $0.001, which was the number of shares having an aggregate value of $500,000, with the price per share equal to the average of the closing price of Auxilio common stock on the OTC Markets for the 20 most recent trading days prior to the date of the Purchase Agreement, rounded up to the nearest whole number of shares. The Company also agreed to pay a cash Earn-out Payment, as defined in the Purchase Agreement, upon the achievement of certain earnings targets in the first year following the date of the Purchase Agreement. Management estimated the fair value of the contingent consideration to be $0 as Management believes that the earnings targets will not be met. If no indemnification claims have been made prior to June 30, 2016, the Company's secretary will release the holdback funds to Redspin.

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

Purchased identifiable intangible assets are amortized on a straight-line basis over the respective useful lives. Estimated useful lives of the identifiable intangible assets acquired ranges from three to ten years. We also recognized goodwill of $1,192,000. Goodwill is recognized as we expect to be able to realize synergies between the two companies, primarily our ability to provide market and reach for the Redspin products and services to Auxilio's customers.

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

Pro Forma Information

The following supplemental unaudited pro forma information presents the combined operating results of the Company and the acquired business during the three months ended March 31, 2016 and 2015, as if the acquisition had occurred at the beginning of each of the periods presented. The pro forma information is based on the historical financial statements of the Company and that of the acquired business. Amounts are not necessarily indicative of the results that may have been attained had the combinations been in effect at the beginning of the periods presented or that may be achieved in the future.

	Three Months Ended March 31,
	2016	2015
Pro forma net revenue	$14,515,640	$14,546,591
Pro forma net loss	$(153,156)	$(233,421)
Pro forma basic net loss per share	$(0.01)	$(0.01)
Pro forma diluted net loss per share	$(0.01)	$(0.01)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q.  This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act, and is subject to the safe harbors created by those sections.  Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may," "will" and variations of these words or similar expressions are intended to identify forward-looking statements.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements.  These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict.  Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements.

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

Readers should carefully review the risk factors described in other documents we file from time to time with the SEC, including our Form 10-K for the fiscal year ended December 31, 2015.  Our filings with the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those filings, pursuant to Sections 13(a) and 15(d) of the Exchange Act, are available free of charge at www.auxilioinc.com, when such reports are available via the EDGAR system maintained by the SEC at www.sec.gov.

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

Through our acquisitions of Delphiis, Inc. and Redspin, we provide IT Advisory and Managed Services, in addition to IT Risk Management SaaS technology solutions. These services help to ensure enterprise-wide IT security.

Our target market includes medium to large hospitals, health plans and healthcare systems.

Our common stock currently trades on the OTCQB under the stock symbol "AUXO".

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

The Company, operating under a consolidated strategy and management structure, derives its revenue from four sources: (1) managed print services revenue; (2) equipment revenue; (3) software subscriptions and managed services revenue, which is comprised of subscription fees from customers accessing the Company's enterprise cloud computing services and customers purchasing additional ongoing managed services beyond the standard support that is included in the basic software subscription fees; and (4) cyber security professional services revenue such as penetration testing, cyber security risk assessments and security program strategy development.

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

Software Subscriptions and Managed Services Revenue

Software subscriptions and managed services revenue are recognized ratably over the contract terms beginning on the commencement date of each contract, which is the date the Company's service is made available to customers.

Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met.

The Company's software subscription service arrangements are non-cancelable and do not contain refund-type provisions.

Cyber Security Professional Service Revenue

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

The Company performs an impairment test of goodwill at least annually or on an interim basis if any triggering events occur that would merit another test. The impairment test compares our estimate of our fair value based on its market capitalization to the Company's carrying amount including goodwill. We have not had to perform step 2 of the impairment test because the fair value has exceeded the carrying amount. For other intangible assets with definite lives, we compare future undiscounted cash flow forecasts prepared by management to the carrying value of the related intangible asset group to determine if there is impairment.

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

Reference is made to our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed on March 30, 2016 for additional discussion of our critical accounting policies.

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

Revenue

Revenue increased by $667,725 to $14,515,640 for the three months ended March 31, 2016, as compared to the same period in 2015.  Of this increase, approximately $2,800,000 is a result of the addition of new recurring service revenue contracts. This is partially offset by a combined decrease in consulting revenues and software subscriptions of approximately $400,000 from our recently acquired companies, Delphiis, Inc. and Redspin. Rate and volume fluctuations account for another approximately $400,000 decrease in 2016. Also equipment sales for 2016 were approximately $500,000 as compared to approximately $1,800,000 in 2015. Equipment revenues are primarily from copier fleet refresh activities at customers. These fleet refreshes are sporadic since they are typically done every five years at any one customer facility.

Cost of Revenue

Cost of revenue consists of document imaging equipment, parts, supplies and salaries and expenses of direct labor and indirect support staff.  Cost of revenue was $12,206,328 for the three months ended March 31, 2016, as compared to $11,715,594 for the same period in 2015. The increase in the cost of revenues in 2016 is attributed primarily to the addition of new recurring service revenue contracts. We incurred approximately $1,000,000 in additional staffing, including contract labor, approximately $100,000 of additional travel costs and approximately $600,000 in additional service and supply costs, primarily as a result of our new customers.  Equipment costs decreased by approximately $1,200,000 in 2016, primarily as a result of the decrease in equipment revenues from the copier fleet refresh activities.

 Gross margin increased to 16% of revenue for the three months ended March 31, 2016 as compared to 15% for the same period in 2015. During both periods we implemented services at new large customers. Our recent growth will result in additional implementations costs over the next 6 months. We expect higher cost of revenues at the start of our engagement with most new customers. In addition to the costs associated with implementing our services, we absorb our new customers' legacy contracts with third-party vendors. As we implement our programs, we strive to improve upon these legacy contracts and thus reduce costs over the term of the contract. Given the varying expiration dates of these vendor contracts and the amount of savings being specific to each arrangement, we cannot predict our anticipated profit margins until these legacy contracts approach renewal. We anticipate this trend to continue but anticipate an overall increase in cost of revenues sold as a result of the expansion of our customer base.

Sales and Marketing

Sales and marketing expenses include salaries, commissions and expenses for sales and marketing personnel, travel and entertainment, and other selling and marketing costs. Sales and marketing expenses were $671,347 for the three months ended March 31, 2016, as compared to $742,071 for the same period in 2015. The decrease is primarily attributable to lower year to date spending in marketing efforts when compared to the prior year.

General and Administrative

General and administrative expenses include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses and other administrative costs. General and administrative expenses increased by $376,678 to $1,763,021 for the three months ended March 31, 2016, as compared to $1,386,343 for the three months ended March 31, 2015.  The increase in general and administrative expenses is attributed to approximately $200,000 in staffing cost due to the addition of three employees to a newly formed human resources department, an additional IT headcount, and an approximately $30,000 increase from an executive consulting contract stemming from the acquisition of Redspin. Also there was an increase of approximately $100,000 in amortization of intangible assets from the acquisitions of Delphiis, Inc. and Redspin and an increase in building rent of approximately $60,000 as a result of moving to a larger office space in December 2015 along with the addition of office space from the Redspin acquisition.

Other Income (Expense)

Interest expense for the three months ended March 31, 2016 was $25,700, compared to $34,049 for the same period in 2015. The reduction is due to the reduction in the combined borrowings on the bank line of credit and term loans for the respective periods.

Income Tax Expense

Income tax expense for the three months ended March 31, 2016 and March 31, 2015, was $2,400, which represents the respective provisions for state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2016, our cash and cash equivalents were $5,348,844 and our working capital was $3,085,863.  Our principal cash requirements are for operating expenses, including equipment, supplies, employee costs, and capital expenditures and funding of the operations. Our primary sources of cash are revenues from operations and our bank line of credit.

During the three months ended March 31, 2016, our cash used for operating activities amounted to $849,639, as compared to $439,580 provided by operating activities for the same period in 2015.  The decrease in cash provided by operating activities in 2016 is primarily due a decrease in accounts payable as we made payment on validated expenses for new client vendors, and a decrease in accrued compensation and benefits after we paid out year-end bonuses.

We expect to continue to establish recurring revenue contracts to new customers throughout 2016. We expect to have higher cost of revenues at the start of the engagements with most new customers. In June 2015, we borrowed $2,000,000 under a four year, $4,000,000 term loan agreement with a financial institution where we also have in place the availability of a $2,000,000 line of credit. The term loan was used primarily to finance the acquisition of Redspin. Any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants.  Management believes that cash generated from debt and/or equity financing arrangements along with funds from operations will be sufficient to sustain our business operations over the next twelve months. Management believes that cash flows from operations together with cash reserves and our bank line of credit availability will allow us to operate without disruption.

OFF-BALANCE SHEET ARRANGEMENTS

Our off-balance sheet arrangements consist primarily of conventional operating leases, purchase commitments and other commitments arising in the normal course of business, as further discussed below under "Contractual Obligations and Contingent Liabilities and Commitments." As of March 31, 2016, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

As of March 31, 2016, expected future cash payments related to contractual obligations and commercial commitments were as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Term loan	$1,795,625	$577,813	$1,088,125	$129,688	$-
Capital leases	241,833	95,631	137,663	8,539	-
Operating leases	2,073,814	366,813	802,059	887,048	17,894
Total	$4,111,272	$1,040,257	$2,027,847	$1,025,275	$17,894

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company" as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item 3.

ITEM 4.   CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including each of such officers as appropriate to allow timely decisions regarding required disclosure.

No change in our internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART –II - OTHER INFORMATION

ITEM 1A.   RISK FACTORS.

As of the date of this filing, there have been no material changes to the Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on March 30, 2016 (the "2015 Form 10-K").  The Risk Factors set forth in the 2015 Form 10-K should be read carefully in connection with evaluating our business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q.  Any of the risks described in the 2015 Form 10-K could materially adversely affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made.  These are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

* In accordance with Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed "filed" for the purposes of Section 18 of the Securities and Exchange Act of 1934 or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

** Pursuant to Rule 406T of Regulation S-T, this XBRL information will not be deemed "filed" for the purpose of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section, nor will it be deemed filed or made a part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, or otherwise subject to liability under those sections.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUXILIO, INC.

Date: May 13, 2016	By: /s/ Joseph J. Flynn
Joseph J. Flynn
Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2016	/s/ Paul T. Anthony
Paul T. Anthony Chief Financial Officer
(Principal Accounting Officer)