Form 10-Q
period 2016-06-30
AUXILIO INC
filed 2016-08-08
CIK 1011432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 000-27507

AUXILIO, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0350448
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

27271 Las Ramblas, Suite 200
Mission Viejo, California  92691
(Address of principal executive offices, zip code)

(949) 614-0700
(Issuer's telephone number)

N/A
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicated by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐
Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Section 12b-2 of the Exchange Act).  Yes ☐ No ☑

The number of shares of the issuer's common stock, $0.001 par value, outstanding as of August 5, 2016 was 24,557,224.

AUXILIO, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION
ITEM 1.         FINANCIAL STATEMENTS.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	JUNE 30, 2016	DECEMBER 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,449,013	$6,436,732
Accounts receivable, net	8,712,220	7,397,957
Supplies	1,326,764	1,458,609
Prepaid and other current assets	490,432	625,806
Total current assets	14,978,429	15,919,104

Property and equipment, net	543,824	495,324
Deposits	41,522	58,118
Intangible assets, net	2,460,417	2,731,250
Goodwill	3,665,656	3,665,656
Total assets	$21,689,848	$22,869,452

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$7,756,823	$8,306,860
Accrued compensation and benefits	2,166,952	2,856,165
Deferred revenue	599,346	913,677
Current portion of long-term liabilities	609,125	598,750
Total current liabilities	11,132,246	12,675,452

Long-term liabilities:
Term loan, less current portion	1,000,000	1,250,000
Capital lease obligations less current portion	82,313	125,496
Total long-term liabilities	1,082,313	1,375,496

Commitments and contingencies

Stockholders' equity:
Common stock, par value at $0.001, 33,333,333 shares authorized, 24,557,224 and 24,452,085 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	24,559	24,453
Additional paid-in capital	27,844,298	27,682,061
Accumulated deficit	(18,393,568)	(18,888,010)
Total stockholders' equity	9,475,289	8,818,504
Total liabilities and stockholders' equity	$21,689,848	$22,869,452

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
Revenues	$15,162,070	$15,616,530	$29,677,709	$29,464,445
Cost of revenues	12,070,163	13,500,076	24,276,490	25,215,670

Gross profit	3,091,907	2,116,454	5,401,219	4,248,775

Operating expenses:
Sales and marketing	730,149	808,816	1,401,496	1,550,888
General and administrative expenses	1,649,006	1,923,027	3,412,027	3,309,369

Total operating expenses	2,379,155	2,731,843	4,813,523	4,860,257

Income (loss) from operations	712,752	(615,389)	587,696	(611,482)

Other income (expense):
Interest expense	(23,554)	(34,347)	(49,254)	(68,397)

Total other income (expense)	(23,554)	(34,347)	(49,254)	(68,397)

Income (loss) before provision for income taxes	689,198	(649,736)	538,442	(679,879)

Income tax expense	(41,600)	-	(44,000)	(2,400)

Net income (loss)	$647,598	$(649,736)	$494,442	$(682,279)

Net income (loss) per share:
Basic	$.03	$(.03)	$.02	$(.03)
Diluted	$.03	$(.03)	$.02	$(.03)

Number of weighted average shares:
Basic	24,510,984	24,191,316	24,481,372	23,936,832
Diluted	24,812,743	24,191,316	24,907,470	23,936,832

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 2016
(UNAUDITED)
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2015	24,452,085	$24,453	$27,682,061	$(18,888,010)	$8,818,504
Stock compensation expense for options and warrants granted to employees and directors	-	-	102,192	-	102,192
Stock options and warrants exercised	105,139	106	60,045	-	60,151
Net income	-	-	-	494,442	494,442
Balance at June 30, 2016	24,557,224	$24,559	$27,844,298	$(18,393,568)	$9,475,289

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$494,442	$(682,279)
Adjustments to reconcile net income (loss) to net cash (used for) provided by operating activities:
Depreciation	101,854	71,830
Amortization of intangible assets	270,833	196,250
Stock compensation expense for warrants and options issued to employees and directors	102,192	184,000
Stock compensation expense for restricted stock issued to key employee	-	40,613
Interest expense related to accretion of debt discount costs	-	27,182
Changes in operating assets and liabilities:
Accounts receivable, net	(1,314,263)	(1,159,186)
Supplies	131,845	(69,402)
Prepaid and other current assets	135,374	(624,637)
Deposits	16,596	(71,420)
Accounts payable and accrued expenses	(550,036)	2,010,470
Accrued compensation and benefits	(689,213)	609,283
Deferred revenue	(314,332)	4,279
Net cash (used for) provided by operating activities	(1,614,708)	536,983
Cash flows from investing activities:
Purchases of property and equipment	(128,184)	(12,010)
Payment for purchase of Redspin	-	(1,876,966)
Net cash used for investing activities	(128,184)	(1,888,976)
Cash flows from financing activities:
Net repayments on line of credit agreement	-	(200,000)
Proceeds from term loan	-	2,000,000
Payments on term loan	(250,000)	-
Proceeds from issuance of common stock through warrants	60,151	-
Payments on notes payable to related party	-	(52,944)
Payments on capital leases	(54,978)	(49,835)
Net cash (used for) provided by financing activities	(244,827)	1,697,221
Net (decrease) increase in cash and cash equivalents	(1,987,719)	345,228
Cash and cash equivalents, beginning of period	6,436,732	4,743,395
Cash and cash equivalents, end of period	$4,449,013	$5,088,623

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)
	Six Months Ended June 30,
	2016	2015
Supplemental disclosure of cash flow information:
Interest paid	$49,254	$41,215
Income taxes paid	$71,703	$135,480

Non-cash investing and financing activities:
Property and equipment acquired through capital leases	$22,170	$128,935
Conversion of note payable to related party	$-	$257,835
Common stock issued in connection with the acquisition of Redspin	$-	$593,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2016 AND 2015
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

The accompanying financial statements include the accounts of Auxilio and its wholly-owned subsidiaries.  All intercompany balances and transactions have been eliminated.

We have performed an evaluation of subsequent events through the date of filing of our Form 10-Q with the SEC.

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued guidance which provides a single, comprehensive accounting model for revenue arising from contracts with customers. This guidance supersedes most of the existing revenue recognition guidance, including industry-specific guidance. Under this model, revenue is recognized at an amount that a company expects to be entitled to upon transferring control of goods or services to a customer, as opposed to when risks and rewards transfer to a customer. The new guidance also requires additional disclosures about the nature, timing and uncertainty of revenue and cash flow arising from customer contracts, including significant judgments and changes in judgments. Considering the one-year delay in the required adoption date for the guidance as issued in July 2015, the new guidance is effective for us beginning in 2018 and may be applied retrospectively to all prior periods presented or through a cumulative adjustment to the opening retained earnings balance in the year of adoption. In May 2016, the FASB issued ASU No. 2016-12, which provides certain narrow-scope improvements and practical expedients to the guidance. The new revenue standard permits companies to either apply the requirements retrospectively to all prior periods presented or apply the requirements in the year of adoption through a cumulative adjustment. We are currently evaluating our existing revenue recognition policies to determine the types of contracts that are within the scope of this guidance and the impact the adoption of this standard may have on our consolidated financial statements. We have not yet determined if we will apply the full retrospective or the modified retrospective method.

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

In February 2016, the FASB issued a new accounting standard on leasing. The new standard will require companies to record most leased assets and liabilities on the balance sheet, and also utilizes a dual model for recognizing expense. This guidance will be effective in the first quarter of 2019 with early adoption permitted. We are evaluating the impact that adopting this guidance will have on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting." This ASU simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods. Early adoption is permitted. An entity that elects early adoption of the amendment under this ASU must adopt all aspects of the amendment in the same period. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

3. OPTIONS AND WARRANTS

Below is a summary of stock option and warrant activity during the six month period ended June 30, 2016:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2015	4,563,555	$1.00
Granted	635,500	0.96
Exercised	-	-
Cancelled	(756,600)	1.14
Outstanding at June 30, 2016	4,442,555	$0.96	4.76	$256,495
Exercisable at June 30, 2016	3,625,301	$0.96	4.76	$256,495

During the six months ended June 30, 2016, we granted a total of 635,500 options to our employees and directors to purchase shares of our common stock at an exercise price range of $0.85 to $1.02 per share. The exercise price equals the fair value of our stock on the grant date.  The options have graded vesting annually over three years.  The fair value of the options was determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate range of 0.08% to 0.12%; (ii) estimated volatility range of 45.95% to 46.29%; (iii) dividend yield of 0.0%; and (iv) expected life of the options of three years.

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2015	1,975,231	$1.21
Granted	-	-
Exercised	(105,139)	0.60
Cancelled	(336,528)	0.90
Outstanding at June 30, 2016	1,533,564	$1.21	3.88	$-
Exercisable at June 30, 2016	1,300,232	$1.25	3.40	$-

For the three and six months ended June 30, 2016 and 2015, stock-based compensation expense recognized in the consolidated statements of operations as follows:

	Three Months Ended June 30,		Six months Ended June 30,
	2016	2015	2016	2015
Cost of revenues	$14,512	$9,030	$23,915	$16,944
Sales and marketing	8,268	8,302	16,601	17,565
General and administrative expense	33,895	112,748	61,676	149,491
Total stock based compensation expense	$56,675	$130,080	$102,192	$184,000

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

For the three months ended June 30, 2016, potentially dilutive securities consisted of options and warrants to purchase 5,976,119 shares of common stock at prices ranging from $0.30 to $2.15 per share. Of these potentially dilutive securities, only 301,759 of the shares to purchase common stock from the options and warrants are included in the computation of diluted earnings per share as their effect would be anti-dilutive.

For the six months ended June 30, 2016, potentially dilutive securities consisted of options and warrants to purchase 5,976,119 shares of common stock at prices ranging from $0.30 to $2.15 per share. Of these potentially dilutive securities, only 426,098 of the shares to purchase common stock from the options and warrants are included in the computation of diluted earnings per share as their effect would be anti-dilutive.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net income (loss)	$647,598	$(649,736)	$494,442	$(682,279)

Denominator:
Denominator for basic calculation weighted average shares	24,510,984	24,191,316	24,481,372	23,936,832
Dilutive common stock equivalents:
Options and warrants	301,759	-	426,098	-
Denominator for diluted calculation weighted average shares	24,812,743	24,191,316	24,907,470	23,936,832

Net loss per share:
Basic net income (loss) per share	$.03	$(.03)	$.02	$(.03)
Diluted net income (loss) per share	$.03	$(.03)	$.02	$(.03)

5. ACCOUNTS RECEIVABLE

A summary of accounts receivable is as follows:

	June 30, 2016	December 31, 2015
Trade receivables	$8,093,397	$7,458,022
Unapplied advances and unbilled revenue, net	618,823	(60,065)
Allowance for doubtful accounts	-	-
Total accounts receivable	$8,712,220	$7,397,957

6. INTANGIBLE ASSETS

Intangible assets are amortized over expected useful lives ranging from 1.5 to 10 years and consist of the following:

	June 30, 2016		December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Delphiis, Inc.
Acquired technology	$900,000	$(180,000)	$900,000	$(135,000)
Customer relationships	400,000	(160,000)	400,000	(120,000)
Trademarks	50,000	(50,000)	50,000	(50,000)
Non-compete agreements	20,000	(13,333)	20,000	(10,000)
Total intangible assets, Delphiis, Inc.	$1,370,000	$(403,333)	$1,370,000	$(315,000)

Redspin
Acquired technology	$1,050,000	$(131,250)	$1,050,000	$(78,750)
Customer relationships	600,000	(250,000)	600,000	(150,000)
Trademarks	200,000	(50,000)	200,000	(30,000)
Non-compete agreements	100,000	(25,000)	100,000	(15,000)
Total intangible assets, Redspin	$1,950,000	$(456,250)	$1,950,000	$(273,750)

Total intangible assets	$3,320,000	$(859,583)	$3,320,000	$(588,750)

7. LINE OF CREDIT AND TERM LOAN

On May 4, 2012, we entered into a Loan and Security Agreement (the "Loan and Security Agreement") with Avidbank Corporate Finance, a Division of Avidbank ("Avidbank").  On April 26, 2013, we amended the Loan and Security Agreement with Avidbank. On April 25, 2014, we again amended the Loan and Security Agreement with Avidbank (the "Second Avidbank Amendment"). Under the Second Avidbank Amendment, the term of the revolving line-of-credit of up to $2.0 million was extended through April 25, 2015, at an interest rate of prime plus 1.0% per annum. This line of credit was further extended through June 25, 2015 under the third amendment to the Loan and Security Agreement. On June 19, 2015, we again amended the Loan and Security Agreement with Avidbank (the "Fourth Avidbank Amendment"). Under the Fourth Avidbank Amendment, the term of the revolving line-of-credit of up to $2.0 million was extended through June 19, 2017, at an interest rate of prime plus 0.75% per annum.  As of June 30, 2016, the interest rate was 4.25%.  There will be no minimum interest payable with respect to any calendar quarter. The amount available to us at any given time is the lesser of (a) $2.0 million, or (b) the amount available under our borrowing base (80% of our eligible accounts, minus (1) accrued client lease payables, and minus (2) accrued equipment pool liability). As of June 30, 2016 and December 31, 2015, no amounts were outstanding under the line of credit.

The Fourth Avidbank Amendment also provided for a term loan facility which allowed for advances up to $4,000,000 through June 19, 2016. We made only one draw of $2,000,000 in June 2015. Term loan repayments shall be in 48 equal installments of principal, plus accrued interest at an interest rate of prime plus 1.25% per annum. As of June 30, 2016, outstanding borrowings under the term loan are $1,500,000, of which $500,000 is due within one year. The interest rate is 4.75% as of June 30, 2016.

While there are outstanding credit extensions, we are to maintain a liquidity ratio of cash plus accounts receivable divided by all obligations owing to the bank of at least 1.75 to 1.00, measured monthly, and a debt coverage ratio, whereby adjusted EBITDA for the most recent twelve months shall be no less than 1.50 to 1.00 of the sum of the annual principal payments to come due in respect of the term loan advances plus the annualized interest expense of the quarter ending on the measurement date. We were in compliance with all of the Avidbank agreement covenants as of June 30, 2016 and December 31, 2015.

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

Interest charges associated with the Avidbank line of credit, including loan origination costs, totaled $0 and $16,347 respectively, for the six months ended June 30, 2016 and 2015, respectively. Interest charges associated with the Avidbank term loan, including loan origination costs, totaled $39,516 and $11,726 for the six months ended June 30, 2016 and 2015, respectively.

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

Major Customers
Our two largest customers accounted for approximately 49% of our revenues for the six months ended June 30, 2016 and our two largest customers accounted for approximately 35% of our revenues for the six months ended June 30, 2015. Our largest customers had net accounts receivable totaling approximately $4,000,000 and $2,600,000 as of June 30, 2016 and December 31, 2015 respectively.

10. SEGMENT REPORTING

We have adopted ASC 280, "Segment Reporting".  Because we operate in one business segment based on our integration and management strategies, segment disclosure has not been presented.

11. ASSET PURCHASE AGREEMENT - REDSPIN

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

As a result of the consummation of the Purchase Agreement, on April 7, 2015, in consideration for the Acquired Assets, the Company paid Redspin $2,076,966 in cash, less a holdback of $200,000 to cover any indemnification claims made pursuant to the Transaction, and issued 452,284 shares of the Company's restricted common stock, par value $0.001, which was the number of shares having an aggregate value of $500,000, with the price per share equal to the average of the closing price of Auxilio common stock on the OTC Markets for the 20 most recent trading days prior to the date of the Purchase Agreement, rounded up to the nearest whole number of shares. The Company also agreed to pay a cash Earn-out Payment, as defined in the Purchase Agreement, upon the achievement of certain earnings targets in the first year following the date of the Purchase Agreement. Management assigned the fair value of the contingent consideration to be $0 because the earnings targets were not met. No indemnification claims were made prior to June 30, 2016. As such, in July 2016 the Company released the holdback funds to Redspin. The Company reduced the holdback amount paid by $67,811 which represented unrecorded liabilities of Redspin as of the acquisition date.

The Purchase Agreement also provides for the Company to pay employee bonus shares of common stock upon the achievement of the same certain earnings targets and provided they remain with the Company for one year subsequent to the acquisition date. Management previously had considered the $124,000 of fair value of these employee bonus shares to be a component of the acquisition cost.  After completing the analysis of the earn-out provisions, Management has determined that the employee bonus shares would be post-combination compensation. The minimum earnings targets were not be achieved. Accordingly, no related stock compensation expense has been recorded for the year ended December 31, 2015 or the six months ended June 30, 2016..

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

Pro Forma Information

The following supplemental unaudited pro forma information presents the combined operating results of the Company and the acquired business during the three months and six ended June 30, 2016 and 2015, as if the acquisition had occurred at the beginning of each of the periods presented. The pro forma information is based on the historical financial statements of the Company and that of the acquired business. Amounts are not necessarily indicative of the results that may have been attained had the combinations been in effect at the beginning of the periods presented or that may be achieved in the future.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Pro forma revenue	$15,162,070	$15,616,530	$29,677,709	$30,163,121
Pro forma net income (loss)	$647,598	$(649,736)	$494,442	$(883,158)
Pro forma basic net income (loss) per share	$0.03	$(0.03)	$0.02	$(0.04)
Pro forma diluted net loss per share	$0.03	$(0.03)	$0.02	$(0.04)

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities.  We evaluate these estimates on an on-going basis, including those estimates related to customer programs and incentives, bad debts, intangible assets, income taxes, stock-based compensation, contingencies and litigation.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  The results of these estimates form the basis for our judgments about the carrying values of assets and liabilities which are not readily apparent from other sources.  As a result, actual results may differ from these estimates under different assumptions or conditions.

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

• Impairment of goodwill and intangible assets

The Company performs an impairment test of goodwill at least annually or on an interim basis if any triggering events occur that would merit another test. The impairment test compares our estimate of our fair value based on its market capitalization to the Company's carrying amount including goodwill. We have not had to perform step 2 of the impairment test because the fair value has exceeded the carrying amount. For other intangible assets with definite lives, when indicators of impairment exist, we compare future undiscounted cash flow forecasts prepared by management to the carrying value of the related intangible asset group to determine if there is impairment.

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

RESULTS OF OPERATIONS

For the Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

Revenue

Revenue decreased by $454,460 to $15,162,070 for the three months ended June 30, 2016, as compared to the same period in 2015.  We added approximately $3,100,000 of new recurring service revenue contracts. This is offset by reductions of approximately $1,800,000 due to volume reductions at clients and terminated services. Equipment sales for 2016 were approximately $900,000 as compared to approximately $2,700,000 in 2015. Equipment revenues were lower in 2016 due to some delays in copier fleet refresh activities at customers which we expect to be completed over the next couple of quarters.

Cost of Revenue

Cost of revenue consists of document imaging equipment, parts, supplies and salaries and expenses of direct labor and indirect support staff.  Cost of revenue was $12,070,163 for the three months ended June 30, 2016, as compared to $13,500,076 for the same period in 2015. We incurred approximately $100,000 in additional staffing costs, including contract labor, and approximately $100,000 in additional service and supply costs, primarily as a result of our new customers, however equipment costs decreased by approximately $1,600,000 in 2016, primarily as a result of the decrease in equipment revenues from the copier fleet refresh activities.

Gross margin increased to 20% of revenue for the three months ended June 30, 2016 as compared to 14% for the same period in 2015. As our implementations at new customers have slowed and these accounts start to mature, and we are able to effect change in these environments, we experience improvement in margins. Conversely, we expect higher cost of revenues at the start of our engagement with new customers as was the case in 2015. In addition to the costs associated with implementing our services, we absorb our new customers' legacy contracts with third-party vendors. As we implement our programs, we strive to improve upon these legacy contracts and thus reduce costs over the term of the contract. Given the varying expiration dates of these vendor contracts and the amount of savings being specific to each arrangement, we cannot predict our anticipated profit margins as these legacy contracts approach renewal. We anticipate this trend to continue but anticipate an overall increase in cost revenues sold as a result of the expansion of our customer base.

Sales and Marketing

Sales and marketing expenses include salaries, commissions and expenses for sales and marketing personnel, travel and entertainment, and other selling and marketing costs. Sales and marketing expenses were $730,149 for the three months ended June 30, 2016, as compared to $808,816 for the same period in 2015. The decrease is primarily attributable to approximately $70,000 less in sales commissions paid in 2016.

General and Administrative

General and administrative expenses include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses and other administrative costs. General and administrative expenses decreased by $274,021 to $1,649,006 for the three months ended June 30, 2016, as compared to $1,923,027 for the three months ended June 30, 2015. The decrease in general and administrative expenses is primarily attributed to one-time charges in 2015 of approximately $300,000 in severance and related costs from the integration efforts initiated with the two recent acquisitions, and an increase in professional fees, mostly related to due diligence efforts related to the acquisition of Redspin.

Other Income (Expense)

Interest expense for the three months ended June 30, 2016 was $23,554, compared to $34,347 for the same period in 2015. In 2015 we paid loan origination fees of $10,000 which were not required under the loan agreement in 2016.

For the Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

Revenue

Revenue increased by $213,264 to $29,677,709 for the six months ended June 30, 2016, as compared to the same period in 2015.  We added approximately $5,900,000 of new recurring service revenue contracts. This is offset by reductions of approximately $2,500,000 due to volume reductions at clients and terminated services. Equipment sales for 2016 were approximately $1,400,000 as compared to approximately $4,600,000 in 2015. Equipment revenues were lower in 2016 due to some delays in copier fleet refresh activities at customers which we expect to be completed over the next couple of quarters.

Cost of Revenue

Cost of revenue consists of document imaging equipment, parts, supplies and salaries and expenses of direct labor and indirect support staff.  Cost of revenue was $24,276,490 for the six months ended June 30, 2016, as compared to $25,215,670 for the same period in 2015. We incurred approximately $1,100,000 in additional staffing costs, including contract labor, and approximately $700,000 in additional service and supply costs, primarily as a result of our new customers, however equipment costs decreased by approximately $2,800,000 in 2016, primarily as a result of the decrease in equipment revenues from the copier fleet refresh activities.

Gross margin increased to 18% of revenue for the six months ended June 30, 2016 as compared to 14% for the same period in 2015. As our implementations at new customers have slowed and these accounts start to mature, and we are able to effect change in these environments, we experience improvement in margins. Conversely, we expect higher cost of revenues at the start of our engagement with new customers as was the case in 2015. In addition to the costs associated with implementing our services, we absorb our new customers' legacy contracts with third-party vendors. As we implement our programs, we strive to improve upon these legacy contracts and thus reduce costs over the term of the contract. Given the varying expiration dates of these vendor contracts and the amount of savings being specific to each arrangement, we cannot predict our anticipated profit margins as these legacy contracts approach renewal. We anticipate this trend to continue but anticipate an overall increase in cost revenues sold as a result of the expansion of our customer base.

Sales and Marketing

Sales and marketing expenses include salaries, commissions and expenses for sales and marketing personnel, travel and entertainment, and other selling and marketing costs. Sales and marketing expenses were $1,401,496 for the six months ended June 30, 2016, as compared to $1,550,888 for the same period in 2015. The decrease is primarily attributable to approximately $80,000 less in sales commissions paid in 2016 along with a reduced marketing spend in 2016.

General and Administrative

General and administrative expenses include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses and other administrative costs. General and administrative expenses increased by $102,658 to $3,412,027 for the six months ended June 30, 2016, as compared to $3,309,369 for the same period in 2015. While 2015 included approximately $300,000 in severance and related costs from the integration efforts initiated with the two recent acquisitions, 2016 includes approximately $100,000 more in amortization expenses from the April 2015 acquisition of Redspin as well as a reduction of approximately $100,000 less in payroll and related costs due primarily to a reduction in HR staff in 2016.

Other Income (Expense)

Interest expense for the six months ended June 30, 2016 was $49,254 compared to $68,397 for the same period in 2015.  The decrease is a result of a lower borrowing base in 2016.

Income Tax Expense

Income tax expense for the six months ended June 30, 2016 was $44,000 compared to $2,400 for the same period in 2015. The increase is due to taxes on a profitable period in 2016, whereas the 2015 amount represents the minimum tax liability due for required state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2016, our cash and cash equivalents were $4,449,013 and our working capital was $3,846,183.  Our principal cash requirements are for operating expenses, including equipment, supplies, employee costs, and capital expenditures and funding of the operations. Our primary sources of cash are service and equipment sale revenues, our bank line of credit and term loan, the exercise of options and warrants and the sale of common stock.

During the six months ended June 30, 2016, our cash used for operating activities amounted to $1,614,708, as compared to $536,983 provided by operating activities for the same period in 2015.  The decrease in cash from operating activities in 2016 is primarily due to an increase in accounts receivable, primarily from customers who are near the end of their implementation periods and have higher than normal balances due. There is a decrease in accounts payable as we have reduced the number of days to validate expense related vendors of recently implemented clients.

We expect to continue to establish recurring revenue contracts to new customers throughout 2016 which we expect to have higher cost of revenues at the start of the engagements with new customers. In addition, we plan to continue our recent strategy to diversify our business into the data security industry. As a result of these two factors, we may seek additional financing, which may include debt and/or equity financing or funding through third party agreements. In May 2012, we entered into an asset-based line of credit agreement with a financial institution. This facility provides for borrowings up to $2,000,000 not to exceed 80% of eligible receivables.  In June 2015, we borrowed $2,000,000 under a four-year term loan agreement. We may seek additional financing; however there can be no assurance that additional financing will be available on acceptable terms, if at all.  Any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants.  Management believes that cash generated from debt and/or equity financing arrangements along with funds from operations will be sufficient to sustain our business operations over the next twelve months. Management believes that cash flows from operations together with cash reserves and our bank line of credit and term loan availability will allow us to complete these transactions without disrupting operations.

OFF-BALANCE SHEET ARRANGEMENTS

Our off-balance sheet arrangements consist primarily of conventional operating leases arising in the normal course of business, as further discussed below under "Contractual Obligations and Contingent Liabilities and Commitments." As of June 30, 2016, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

As of June 30, 2016, expected future cash payments related to contractual obligations and commercial commitments were as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Term loan	$1,665,938	$577,813	$1,088,125	$-	$-
Capital leases	209,956	120,972	81,793	7,191	-
Operating leases	1,974,586	369,790	808,284	796,512	-
Total	$3,850,480	$1,068,575	$1,978,202	$803,703	$-

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

No change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART –II - OTHER INFORMATION

ITEM 1A. RISK FACTORS.

As of the date of this filing, we have identified the following changes to the Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on March 30, 2016. (the "2015 Form 10-K").  The Risk Factors set forth in the 2015 Form 10-K should be read carefully in connection with evaluating our business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q.  Any of the risks described in the 2015 Form 10-K could materially adversely affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made.  These are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We have acquired other businesses, and we may acquire additional businesses, that could negatively affect our operating results, dilute our stockholders' ownership, increase our debt or cause us to incur significant expenses.

We have completed two business combinations over the past 24 months and we may pursue additional acquisitions of businesses and assets. We have limited experience with acquiring other companies and/or assets. We may not be able to find suitable partners or acquisition candidates, and we may not be able to complete such transactions on favorable terms, if at all. If we make any acquisitions, we may not be able to integrate these acquisitions successfully into our existing business, and we could assume unknown or contingent liabilities. Any future acquisitions also could result in the incurrence of debt, contingent liabilities or future write-offs of intangible assets or goodwill, any of which could have a negative impact on our cash flows, financial condition and results of operations. Integration of an acquired company also may disrupt ongoing operations and require management resources that we would otherwise focus on developing our existing business. We may experience losses related to investments in other companies, which could harm our financial condition and results of operations. We may not realize the anticipated benefits of any acquisition.

To finance any acquisitions, we may choose to issue shares of common stock as consideration, which could dilute the ownership of our stockholders. Additional funds may not be available on terms that are favorable to us, or at all. If the price of our common stock is low or volatile, we may not be able to acquire other companies using our stock as consideration.

ITEM 5. OTHER INFORMATION

Effective August 6, 2015, the Board of the Company adopted an amendment to the Company's amended and restated bylaws (the "Amendment"). The Amendment, among other things, adopts a modified system for the election of directors.  Under this system, shareholders vote either "for" or "against" a director, and any nominee who receives more "against" than "for" votes is required to tender his or her resignation.  The Company's Nominating and Corporate Governance Committee (the "Committee") then reviews the resignation and makes a recommendation to the Board.  The Board, acting on the Committee's recommendation, will publicly disclose its decision whether to accept or reject the resignation and the rationale behind it within 90 days from the date of the certification of the election results.  This description of the Amendment is a summary only and is qualified in its entirety by the text of the Amendment, filed as Exhibit 3.1 hereto and incorporated by reference herein.

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

AUXILIO, INC.

Date: August 8, 2016	By: /s/ Joseph J. Flynn
Joseph J. Flynn Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2016	By: /s/ Paul T. Anthony
Paul T. Anthony Chief Financial Officer (Principal Accounting Officer)