Form 10-Q
period 2016-09-30
AUXILIO INC
filed 2016-11-10
CIK 1011432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of shares of the issuer's common stock, $0.001 par value, outstanding as of November 7, 2016 was 24,557,224.

AUXILIO, INC. AND SUBSIDIARIES
FORM 10-Q

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30, 2016	DECEMBER 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,390,883	$6,436,732
Accounts receivable, net	7,286,119	7,397,957
Supplies	1,115,038	1,458,609
Prepaid and other current assets	284,119	625,806
Total current assets	14,076,159	15,919,104

Property and equipment, net	758,647	495,324
Deposits	41,522	58,118
Intangible assets, net	2,325,000	2,731,250
Goodwill	3,665,656	3,665,656
Total assets	$20,866,984	$22,869,452

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$6,045,537	$8,306,860
Accrued compensation and benefits	2,560,889	2,856,165
Deferred revenue	494,686	913,677
Current portion of long-term liabilities	613,724	598,750
Total current liabilities	9,714,836	12,675,452

Long-term liabilities:
Term loan, less current portion	875,000	1,250,000
Capital lease obligations less current portion	79,248	125,496
Total long-term liabilities	954,248	1,375,496

Commitments and contingencies

Stockholders' equity:
Common stock, par value at $0.001, 33,333,333 shares authorized, 24,557,224 and 24,452,085 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	24,559	24,453
Additional paid-in capital	27,892,549	27,682,061
Accumulated deficit	(17,719,208)	(18,888,010)
Total stockholders' equity	10,197,900	8,818,504
Total liabilities and stockholders' equity	$20,866,984	$22,869,452

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
Revenues	$14,326,382	$15,725,616	$44,004,091	$45,190,062
Cost of revenues	11,082,739	12,853,601	35,359,229	38,069,271

Gross profit	3,243,643	2,872,015	8,644,862	7,120,791

Operating expenses:
Sales and marketing	676,871	712,522	2,078,366	2,263,410
General and administrative expenses	1,786,585	1,597,793	5,198,613	4,907,162

Total operating expenses	2,463,456	2,310,315	7,276,979	7,170,572

Income (loss) from operations	780,187	561,700	1,367,883	(49,781)

Other income (expense):
Interest expense	(21,714)	(31,886)	(70,968)	(100,284)

Total other income (expense)	(21,714)	(31,886)	(70,968)	(100,284)

Income (loss) before provision for income taxes	758,473	529,814	1,296,915	(150,065)

Income tax expense	(84,113)	-	(128,113)	(2,400)

Net income (loss)	$674,360	$529,814	$1,168,802	$(152,465)

Net income (loss) per share:
Basic	$.03	$.02	$.05	$(.01)
Diluted	$.03	$.02	$.05	$(.01)

Number of weighted average shares:
Basic	24,557,224	24,274,815	24,506,934	24,050,960
Diluted	24,816,608	24,983,982	24,862,991	24,050,960

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2016
(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2015	24,452,085	$24,453	$27,682,061	$(18,888,010)	$8,818,504
Stock compensation expense for options and warrants granted to employees and directors	-	-	150,443	-	150,443
Stock options and warrants exercised	105,139	106	60,045	-	60,151
Net income	-	-	-	1,168,802	1,168,802
Balance at September 30, 2016	24,557,224	$24,559	$27,892,549	$(17,719,208)	$10,197,900

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$1,168,802	$(152,465)
Adjustments to reconcile net income (loss) to net cash (used for) provided by operating activities:
Depreciation	169,514	110,963
Amortization of intangible assets	406,250	340,000
Stock compensation expense for warrants and options issued to employees and directors	150,443	232,403
Stock compensation expense for contingent earn-out stock to be issued to employees	-	62,000
Stock compensation expense for restricted stock issued to key employee	-	101,881
Interest expense related to accretion of debt discount costs	-	30,189
Changes in operating assets and liabilities:
Accounts receivable, net	111,838	3,201
Supplies	343,571	(377,628)
Prepaid and other current assets	341,687	(578,630)
Deposits	16,596	(71,420)
Accounts payable and accrued expenses	(2,261,323)	455,133
Accrued compensation and benefits	(295,276)	771,490
Deferred revenue	(418,991)	(51,745)
Net cash (used for) provided by operating activities	(266,889)	875,372
Cash flows from investing activities:
Purchases of property and equipment	(379,873)	(12,010)
Payment for purchase of Redspin	-	(1,876,966)
Net cash used for investing activities	(379,873)	(1,888,976)
Cash flows from financing activities:
Net repayments on line of credit agreement	-	(200,000)
Proceeds from term loan	-	2,000,000
Payments on term loan	(375,000)	(125,000)
Proceeds from issuance of common stock through warrants	60,151	-
Payments on notes payable to related party	-	(105,888)
Payments on capital leases	(84,238)	(77,984)
Net cash (used for) provided by financing activities	(399,087)	1,491,128
Net (decrease) increase in cash and cash equivalents	(1,045,849)	477,524
Cash and cash equivalents, beginning of period	6,436,732	4,743,395
Cash and cash equivalents, end of period	$5,390,883	$5,220,919

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Nine Months Ended September 30,
	2016	2015
Supplemental disclosure of cash flow information:
Interest paid	$70,968	$70,095
Income taxes paid	$96,740	$141,850
Non-cash investing and financing activities:
Property and equipment acquired through capital leases	$52,964	$223,795
Conversion of note payable to related party	$-	$257,835
Common stock issued in connection with the acquisition of Redspin	$-	$469,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
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

In November 2015, the FASB issued guidance related to the presentation of deferred income taxes. The guidance requires that deferred tax assets and liabilities be classified as non-current in a consolidated balance sheet. This guidance is effective for us in the first quarter of 2017 and is not expected to materially impact our financial position or net earnings.

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

3. OPTIONS AND WARRANTS

Below is a summary of stock option and warrant activity during the nine-month period ended September 30, 2016:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2015	4,563,555	$1.00
Granted	647,500	0.96
Exercised	-	-
Cancelled	(794,118)	1.17
Outstanding at September 30, 2016	4,416,937	$0.96	4.60	$274,890
Exercisable at September 30, 2016	3,587,683	$0.95	4.60	$270,940

During the nine months ended September 30, 2016, we granted a total of 647,500 options to our employees and directors to purchase shares of our common stock at an exercise price range of $0.80 to $1.02 per share. The exercise price equals the fair value of our stock on the grant date.  The options have graded vesting annually over three years.  The fair value of the options was determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate range of 0.08% to 0.40%; (ii) estimated volatility range of 45.95% to 46.29%; (iii) dividend yield of 0.0%; and (iv) expected life of the options of three years.

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2015	1,975,231	$1.21
Granted	-	-
Exercised	(105,139)	0.60
Cancelled	(891,328)	1.27
Outstanding at September 30, 2016	978,764	$1.05	5.78	$-
Exercisable at September 30, 2016	745,432	$1.06	5.61	$-

For the three and nine months ended September 30, 2016 and 2015, stock-based compensation expense recognized in the consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine months Ended September 30,
	2016	2015	2016	2015
Cost of revenues	$9,620	$70,396	$33,535	$127,953
Sales and marketing	6,927	8,319	23,529	25,885
General and administrative expense	31,704	30,955	93,379	180,446
Total stock based compensation expense	$48,251	$109,670	$150,443	$334,284

In 2015, we also recognized stock-based compensation of $62,000 in connection with the acquisition of Redspin (Note 11)

4. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is calculated using the weighted average number of shares of our common stock issued and outstanding during a certain period, and is calculated by dividing net income (loss) by the weighted average number of shares of our common stock issued and outstanding during such period. Diluted net income (loss) per share is calculated using the weighted average number of common and potentially dilutive common shares outstanding during the period, using the as-if converted method for secured convertible notes, and the treasury stock method for options and warrants. Diluted net income (loss) per share does not include potentially dilutive securities because such inclusion in the computation would be anti-dilutive.

For the three months ended September 30, 2016, potentially dilutive securities consisted of options and warrants to purchase 5,395,701 shares of common stock at prices ranging from $0.30 to $2.15 per share. Of these potentially dilutive securities, only 259,384 of the shares to purchase common stock from the options and warrants are included in the computation of diluted earnings per share as their effect would be anti-dilutive.

For the nine months ended September 30, 2016, potentially dilutive securities consisted of options and warrants to purchase 5,395,701 shares of common stock at prices ranging from $0.30 to $2.15 per share. Of these potentially dilutive securities, only 356,057 of the shares to purchase common stock from the options and warrants are included in the computation of diluted earnings per share as their effect would be anti-dilutive.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net income (loss)	$674,360	$529,814	$1,168,802	$(152,465)

Denominator:
Denominator for basic calculation weighted average shares	24,557,224	24,274,815	24,506,934	24,050,960
Dilutive common stock equivalents:
Options and warrants	259,384	709,167	356,057	-

Denominator for diluted calculation weighted average shares	24,816,608	24,983,982	24,862,991	24,050,960

Net loss per share:
Basic net income (loss) per share	$.03	$.02	$.05	$(.01)
Diluted net income (loss) per share	$.03	$.02	$.05	$(.01)

5. ACCOUNTS RECEIVABLE

A summary of accounts receivable is as follows:

	September 30, 2016	December 31, 2015
Trade receivables	$6,293,565	$7,458,022
Unapplied advances and unbilled revenue, net	992,554	(60,065)
Allowance for doubtful accounts	-	-
Total accounts receivable	$7,286,119	$7,397,957

6. INTANGIBLE ASSETS

Intangible assets are amortized over expected useful lives ranging from 1.5 to 10 years and consist of the following:

	September 30, 2016		December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Delphiis, Inc.
Acquired technology	$900,000	$(202,500)	$900,000	$(135,000)
Customer relationships	400,000	(180,000)	400,000	(120,000)
Trademarks	50,000	(50,000)	50,000	(50,000)
Non-compete agreements	20,000	(15,000)	20,000	(10,000)
Total intangible assets, Delphiis, Inc.	$1,370,000	$(447,500)	$1,370,000	$(315,000)

Redspin
Acquired technology	$1,050,000	$(157,500)	$1,050,000	$(78,750)
Customer relationships	600,000	(300,000)	600,000	(150,000)
Trademarks	200,000	(60,000)	200,000	(30,000)
Non-compete agreements	100,000	(30,000)	100,000	(15,000)
Total intangible assets, Redspin	$1,950,000	$(547,500)	$1,950,000	$(273,750)

Total intangible assets	$3,320,000	$(995,000)	$3,320,000	$(588,750)

We assess goodwill for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount (ASC 350-35-30).  In addition, we assess amortizing intangible assets for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable (ASC 360-10-35-21).  During the quarter ended September 30, 2016, management assessed the goodwill and intangible assets of Delphiis and Redspin for impairment and concluded that no impairment charge was required.

7. LINE OF CREDIT AND TERM LOAN

On May 4, 2012, we entered into a Loan and Security Agreement (the "Loan and Security Agreement") with Avidbank Corporate Finance, a Division of Avidbank ("Avidbank").  On April 26, 2013, we amended the Loan and Security Agreement with Avidbank. On April 25, 2014, we again amended the Loan and Security Agreement with Avidbank (the "Second Avidbank Amendment"). Under the Second Avidbank Amendment, the term of the revolving line-of-credit of up to $2.0 million was extended through April 25, 2015, at an interest rate of prime plus 1.0% per annum. This line of credit was further extended through June 25, 2015 under the third amendment to the Loan and Security Agreement. On June 19, 2015, we again amended the Loan and Security Agreement with Avidbank (the "Fourth Avidbank Amendment"). Under the Fourth Avidbank Amendment, the term of the revolving line-of-credit of up to $2.0 million was extended through June 19, 2017, at an interest rate of prime plus 0.75% per annum.  As of September 30, 2016, the interest rate was 4.25%.  There will be no minimum interest payable with respect to any calendar quarter. The amount available to us at any given time is the lesser of (a) $2.0 million, or (b) the amount available under our borrowing base (80% of our eligible accounts, minus (1) accrued client lease payables, and minus (2) accrued equipment pool liability). As of September 30, 2016 and December 31, 2015, no amounts were outstanding under the line of credit.

The Fourth Avidbank Amendment also provided for a term loan facility which allowed for advances up to $4,000,000 through June 19, 2016. We made only one draw of $2,000,000 in June 2015. Term loan repayments shall be in 48 equal installments of principal, plus accrued interest at an interest rate of prime plus 1.25% per annum. As of September 30, 2016, outstanding borrowings under the term loan are $1,500,000, of which $500,000 is due within one year. The interest rate is 4.75% as of September 30, 2016.

While there are outstanding credit extensions, we are to maintain a liquidity ratio of cash plus accounts receivable divided by all obligations owing to the bank of at least 1.75 to 1.00, measured monthly, and a debt coverage ratio, whereby adjusted EBITDA for the most recent twelve months shall be no less than 1.50 to 1.00 of the sum of the annual principal payments to come due in respect of the term loan advances plus the annualized interest expense of the quarter ending on the measurement date. We were in compliance with all of the Avidbank agreement covenants as of September 30, 2016 and December 31, 2015.

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

Interest charges associated with the Avidbank line of credit, including loan origination costs, totaled $0 and $16,347 respectively, for the nine months ended September 30, 2016 and 2015, respectively. Interest charges associated with the Avidbank term loan, including loan origination costs, totaled $57,224 and $38,120 for the nine months ended September 30, 2016 and 2015, respectively.

8. EMPLOYMENT AGREEMENTS

Effective January 1, 2014, we entered into an employment agreement with Joseph J. Flynn, our President and Chief Executive Officer ("CEO") since 2009 (the "Flynn Agreement"). The Flynn Agreement provided that Mr. Flynn would continue his employment as our President and CEO. The Flynn Agreement had a term of two years and provided for an annual base salary of $275,000.  Mr. Flynn was also entitled to receive a bonus of up to $150,000 per year, the achievement of which was based on Company performance metrics. Further, the Flynn Agreement revised the vesting schedule of warrants granted to Mr. Flynn in January 2013. The revision spreads the vesting date of the remaining 300,000 unvested shares from 150,000 on January 1, 2015 and 150,000 on January 1, 2016 to 100,000 on January 1, 2015, 100,000 on January 1, 2016 and 100,000 on January 1, 2017. The warrants will vest contingent with the achievement of certain financial performance metrics of the Company for calendar years 2015 and 2016. The calendar year 2014 performance metrics were not met and as such, they did not vest. The calendar year 2015 performance metrics were met.  The foregoing summary of the Flynn Agreement is qualified in its entirety by reference to the full context of the employment agreement which is found as Exhibit 10.2 to our 10-Q filing on May 14, 2014.

Effective January 1, 2016, we entered into a new employment agreement with Mr. Flynn (the "2016 Flynn Agreement") whereupon the Flynn Agreement terminated. The 2016 Flynn Agreement provides that Mr. Flynn will continue his employment as our President and CEO. The 2016 Flynn Agreement has a term of two years, provides for an annual base salary of $300,000, and will automatically renew for subsequent twelve (12) month terms unless either party provides advance written notice to the other that such party does not wish to renew the agreement for a subsequent twelve (12) months.  Mr. Flynn also receives the customary employee benefits available to our employees. Mr. Flynn is also entitled to receive a bonus of up to $180,000 per year, the achievement of which is based on Company performance metrics.  We may terminate Mr. Flynn's employment under the Flynn Agreement without cause at any time on thirty (30) days advance written notice, at which time Mr. Flynn would receive severance pay for twelve months and be fully vested in all options and warrants granted to date.  The foregoing summary of the 2016 Flynn Agreement is qualified in its entirety by reference to the full context of the employment agreement, which is found as Exhibit 10.31 to our Form 10-K filed on March 30, 2016.

Effective January 1, 2014, we entered into an employment agreement with Paul T. Anthony, our Chief Financial Officer ("CFO") since 2004 (the "Anthony Agreement"). The Anthony Agreement provided that Mr. Anthony would continue to serve as our EVP and CFO. The Anthony Agreement had a term of two years and provided for an annual base salary of $225,000. Mr. Anthony was also entitled to receive a bonus of up to $108,000 per year, the achievement of which is based on Company performance metrics.  Further, the Anthony Agreement revised the vesting schedule of warrants granted to Mr. Anthony in January 2013. The revision spreads the vesting date of the remaining 200,000 unvested shares from 100,000 on January 1, 2015 and 100,000 on January 1, 2016 to 66,667 on January 1, 2015, 66,667 on January 1, 2016 and 66,666 on January 1, 2017. The warrants will vest contingent with the achievement of certain financial performance metrics of the Company for calendar years 2015 and 2016. The calendar year 2014 performance metrics were not met and as such, they did not vest. The calendar year 2015 performance metrics were met.  The foregoing summary of the Anthony Agreement is qualified in its entirety by reference to the full context of the employment agreement which is found as Exhibit 10.3 to our 10-Q filing on May 14, 2014.

Effective January 1, 2016, we entered into a new employment agreement with Mr. Anthony (the "2016 Anthony Agreement") whereupon the Anthony Agreement terminated. The 2016 Anthony Agreement provides that Mr. Anthony will continue to serve as our Executive Vice President ("EVP") and CFO. The 2016 Anthony Agreement has a term of two years, and provides for an annual base salary of $245,000. The 2016 Anthony Agreement will automatically renew for subsequent twelve (12) month terms unless either party provides advance written notice to the other that such party does not wish to renew the agreement for a subsequent twelve (12) months.  Mr. Anthony also receives the customary employee benefits available to our employees. Mr. Anthony is also entitled to receive a bonus of up to $132,000 per year, the achievement of which is based on Company performance metrics.  We may terminate Mr. Anthony's employment under the 2016 Anthony Agreement without cause at any time on thirty (30) days advance written notice, at which time Mr. Anthony would receive severance pay for twelve months and be fully vested in all options and warrants granted to date.  The foregoing summary of the 2016 Anthony Agreement is qualified in its entirety by reference to the full context of the employment agreement, which is found as Exhibit 10.32 to our Form 10-K filed on March 30, 2016.

9. CONCENTRATIONS

Cash Concentrations
At times, cash balances held in financial institutions are in excess of federally insured limits.  Management performs periodic evaluations of the relative credit standing of financial institutions and limits the amount of risk by selecting financial institutions with a strong credit standing.

Major Customers
Our two largest customers accounted for approximately 50% of our revenues for the nine months ended September 30, 2016 and our two largest customers accounted for approximately 35% of our revenues for the nine months ended September 30, 2015. Our largest customers had net accounts receivable totaling approximately $4,000,000 and $2,600,000 as of September 30, 2016 and December 31, 2015 respectively.

10. SEGMENT REPORTING

We operate in one business segment based on our integration and management strategies.

11. ASSET PURCHASE AGREEMENT - REDSPIN

On March 31, 2015, Auxilio entered into an Asset Purchase Agreement (the "Purchase Agreement") with Redspin, Inc., a California corporation ("Redspin"), to acquire substantially all of the assets and certain liabilities of Redspin (the "Acquired Assets").  A copy of the Purchase Agreement was filed as an exhibit to the Current Report on Form 8-K filed with the SEC on April 6, 2015.   On April 7, 2015, the Company completed its acquisition of the Acquired Assets in an asset purchase transaction (the "Transaction") pursuant to the terms and conditions of the Purchase Agreement.

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

The Purchase Agreement also provides for the Company to pay employee bonus shares of common stock upon the achievement of the same certain earnings targets and provided they remain with the Company for one year subsequent to the acquisition date. Management previously had considered the $124,000 of fair value of these employee bonus shares to be a component of the acquisition cost.  After completing the analysis of the earn-out provisions, Management has determined that the employee bonus shares would be post-combination compensation. The minimum earnings targets were not achieved. Accordingly, no related stock compensation expense has been recorded for the year ended December 31, 2015 or the nine months ended September 30, 2016.

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

Employment and Independent Contractor Agreements

In connection with the Purchase Agreement, Auxilio and Daniel Berger ("Berger"), CEO of Redspin, entered into an employment agreement (the "Berger Employment Agreement"), pursuant to which Berger was employed to serve as Executive Vice President of Auxilio.  The initial term of the Berger Employment Agreement is for two years (unless sooner terminated), and automatically renews for subsequent twelve-month periods unless either party determines to not renew.  Berger's base annual salary is $250,000, and Berger is eligible to receive incentive compensation, consistent with that generally offered to executives of the Company.  In addition, Auxilio and John Abraham ("Abraham"), Founder of Redspin, entered into an independent contractor agreement (the "Abraham Agreement"), pursuant to which Abraham was retained to perform the work assigned by the Company.  The term of the Abraham Agreement is for two years (unless sooner terminated).  In consideration for such services, the Company agreed to pay Abraham $11,000 per month.

Pro Forma Information

The following supplemental unaudited pro forma information presents the combined operating results of the Company and the acquired business during the nine months ended September 30, 2016 and 2015, as if the acquisition had occurred at the beginning of each of the periods presented. The pro forma information is based on the historical financial statements of the Company and that of the acquired business. Amounts are not necessarily indicative of the results that may have been attained had the combinations been in effect at the beginning of the periods presented or that may be achieved in the future.

	Nine Months Ended September 30,
	2016	2015

Pro forma revenue	$44,004,091	$45,888,738
Pro forma net income (loss)	$1,168,802	$(353,344)
Pro forma basic net income (loss) per share	$0.05	$(0.01)
Pro forma diluted net loss per share	$0.05	$(0.01)

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Our primary target market includes medium to large hospitals, health plans and healthcare systems.

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

• Impairment of goodwill and intangible assets

We assess goodwill for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount (ASC 350-35-30).  In addition, we assess amortizing intangible assets for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable (ASC 360-10-35-21).  During the quarter ended September 30, 2016, management assessed the goodwill and intangible assets of Delphiis and Redspin for impairment and concluded that no impairment charge was required.

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

RESULTS OF OPERATIONS

For the Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

Revenue

Revenue decreased by approximately $1,400,000 to $14,326,382 for the three months ended September 30, 2016, as compared to the same period in 2015.  We added revenue of approximately $1,500,000 from new recurring service revenue contracts. This is offset by reductions of approximately $1,500,000 due to volume reductions at clients and terminated services. Equipment sales for 2016 were approximately $200,000 as compared to approximately $1,600,000 in 2015. Equipment revenues were lower in 2016 due to some delays in copier fleet refresh activities at our customers.

Cost of Revenue

Cost of revenue consists of document imaging equipment, parts, supplies and salaries and expenses of direct labor and indirect support staff.  Cost of revenue decreased by approximately $1,800,000 to $11,082,739 for the three months ended September 30, 2016, as compared to the same period in 2015. We incurred approximately $600,000 less in staffing costs, including contract labor in 2016, while incurring approximately $100,000 more in service, supply and other operational costs. Our equipment costs decreased by approximately $1,200,000 in 2016, as a result of the decrease in equipment revenues from the copier fleet refresh activities.

Gross margin increased to 23% of revenue for the three months ended September 30, 2016 as compared to 18% for the same period in 2015. As our implementations at new customers have slowed and these accounts start to mature, and we are able to effect change in these environments, we experience improvement in margins. Conversely, we expect higher cost of revenues at the start of our engagement with new customers as was the case in 2015. In addition to the costs associated with implementing our services, we absorb our new customers' legacy contracts with third-party vendors. As we implement our programs, we strive to improve upon these legacy contracts and thus reduce costs over the term of the contract. Given the varying expiration dates of these vendor contracts and the amount of savings being specific to each arrangement, we cannot predict our anticipated profit margins as these legacy contracts approach renewal.

Sales and Marketing

Sales and marketing expenses include salaries, commissions and expenses for sales and marketing personnel, travel and entertainment, and other selling and marketing costs. Sales and marketing expenses were $676,871 for the three months ended September 30, 2016, as compared to $712,522 for the same period in 2015. The decrease is primarily attributable to approximately $60,000 less in sales commissions paid in 2016.

General and Administrative

General and administrative expenses include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses and other administrative costs. General and administrative expenses increased by approximately $200,000 to $1,786,585 for the three months ended September 30, 2016, as compared to the same period in 2015. The increase in general and administrative expenses is primarily attributed to approximately $50,000 more in rent paid as a result of our move to a larger office in 2016 and approximately $150,000 paid in consulting fees for strategic initiatives.

Other Income (Expense)

Interest expense for the three months ended September 30, 2016 was $21,714, compared to $31,886 for the same period in 2015. Most of the interest is for a term loan which has a lower remaining balance in 2016.

For the Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

Revenue

Revenue decreased by approximately $1,200,000 to $44,004,091 for the nine months ended September 30, 2016, as compared to the same period in 2015.  We added revenue of approximately $7,400,000 from new recurring service revenue contracts. This is offset by reductions of approximately $4,000,000 due to volume reductions at clients and terminated services. Equipment sales for 2016 were approximately $1,600,000 as compared to approximately $6,200,000 in 2015. Equipment revenues were lower in 2016 due to some delays in copier fleet refresh activities at customers.

Cost of Revenue

Cost of revenue consists of document imaging equipment, parts, supplies and salaries and expenses of direct labor and indirect support staff.  Cost of revenue decreased by approximately $2,700,000 to $35,359,229 for the nine months ended September 30, 2016, as compared to the same period in 2015. We incurred approximately $500,000 more in additional staffing costs, including contract labor in 2016, and approximately $900,000 in additional service, supply and other operational costs, primarily as a result of our new customer implementation efforts. Our equipment costs decreased by approximately $4,100,000 in 2016, as a result of the decrease in equipment revenues from the copier fleet refresh activities.

Gross margin increased to 20% of revenue for the nine months ended September 30, 2016 as compared to 16% for the same period in 2015. As our implementations at new customers have slowed and these accounts start to mature, and we are able to effect change in these environments, we experience improvement in margins. Conversely, we expect higher cost of revenues at the start of our engagement with new customers as was the case in 2015. In addition to the costs associated with implementing our services, we absorb our new customers' legacy contracts with third-party vendors. As we implement our programs, we strive to improve upon these legacy contracts and thus reduce costs over the term of the contract. Given the varying expiration dates of these vendor contracts and the amount of savings being specific to each arrangement, we cannot predict our anticipated profit margins as these legacy contracts approach renewal.

Sales and Marketing

Sales and marketing expenses include salaries, commissions and expenses for sales and marketing personnel, travel and entertainment, and other selling and marketing costs. Sales and marketing expenses were $2,078,366 for the nine months ended September 30, 2016, as compared to $2,263,410 for the same period in 2015. The decrease is primarily attributable to approximately $150,000 less in sales commissions paid in 2016 along with a reduced marketing spend in 2016.

General and Administrative

General and administrative expenses include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses and other administrative costs. General and administrative expenses increased by approximately $300,000 to $5,198,163 for the nine months ended September 30, 2016, as compared to the same period in 2015. The increase in general and administrative expenses is primarily attributed to approximately $150,000 more in rent paid as a result of our move to a larger office in 2016 and approximately $150,000 paid in consulting fees for strategic initiatives.

Other Income (Expense)

Interest expense for the nine months ended September 30, 2016 was $70,968 compared to $100,284 for the same period in 2015.  The decrease is a result of lower outstanding borrowings in 2016.

Income Tax Expense

Income tax expense for the nine months ended September 30, 2016 was $128,113 compared to $2,400 for the same period in 2015. The increase is due to taxes on a profitable period in 2016, whereas the 2015 amount represents the minimum tax liability due for required state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2016, our cash and cash equivalents were $5,390,883 and our working capital was $4,361,323.  Our principal cash requirements are for operating expenses, including equipment, supplies, employee costs, and capital expenditures and funding of the operations. Our primary sources of cash are service and equipment sale revenues, our bank line of credit and term loan, the exercise of options and warrants and the sale of common stock.

During the nine months ended September 30, 2016, our cash used for operating activities amounted to $266,889, as compared to $875,372 provided by operating activities for the same period in 2015.  The decrease in cash from operating activities in 2016 is primarily due to a decrease in accounts payable as we have reduced the number of days to validate expense related to vendors of recently implemented clients.

We expect to continue to establish recurring revenue contracts to new customers throughout 2016 and 2017 which we expect to have higher cost of revenues at the start of the engagements with new customers. In addition, we plan to continue our recent strategy to diversify our business into the data security industry. As a result of these two factors, we may seek additional financing, which may include debt and/or equity financing or funding through third party agreements.

In May 2012, we entered into an asset-based line of credit agreement with a financial institution. This facility provides for borrowings up to $2,000,000 not to exceed 80% of eligible receivables. As of September 30, 2016, we have the full availability of this line of credit.  In June 2015, we borrowed $2,000,000 under a four-year term loan agreement. We may seek additional financing; however there can be no assurance that additional financing will be available on acceptable terms, if at all.  Any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants.  Management believes that cash generated from debt and/or equity financing arrangements along with funds from operations will be sufficient to sustain our business operations over the next twelve months. Management believes that cash flows from operations together with cash reserves and our bank line of credit and term loan availability will allow us to complete these transactions without disrupting operations.

OFF-BALANCE SHEET ARRANGEMENTS

Our off-balance sheet arrangements consist primarily of conventional operating leases arising in the normal course of business, as further discussed below under "Contractual Obligations and Contingent Liabilities and Commitments." As of September 30, 2016, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

As of September 30, 2016, expected future cash payments related to contractual obligations and commercial commitments were as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Term loan	$1,534,844	$577,813	$957,031	$-	$-
Capital leases	211,527	125,596	80,089	5,842	-
Operating leases	1,908,433	371,774	848,576	688,083	-
Total	$3,654,804	$1,075,183	$1,885,696	$693,925	$-

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

AUXILIO, INC.

Date: November 10, 2016	By: /s/ Joseph J. Flynn
Joseph J. Flynn Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2016	By: /s/ Paul T. Anthony
Paul T. Anthony Chief Financial Officer (Principal Accounting Officer)