Form 10-K
period 2016-12-31
AUXILIO INC
filed 2017-03-29
CIK 1011432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016.

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

Large accelerated filer  ☐Accelerated filer  ☐

Non-accelerated filer  ☐Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [  ]  No [X]

The aggregate market value of the registrant’s common stock, $0.001 par value per share (“Common Stock”), held by non-affiliates of the registrant on June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $15.0 million (based on the average bid price of the Common Stock on that date). Shares of Common Stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting securities of the registrant were excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes. The registrant has one class of securities, its Common Stock.

As of March 27, 2017, the registrant had 9,379,477 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.

Part III incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) for the 2017 Annual Meeting of Stockholders to be filed on or before April 17, 2017.

AUXILIO, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

1

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

PART I

ITEM 1. BUSINESS.

Introduction

Auxilio, Inc. (including our subsidiaries, Auxilio Solutions, Inc. and Delphiis, Inc.) referred to collectively in this Annual Report, as “Auxilio,” the “Company,” “we,” “our” and “us”) is engaged in the business of providing fully outsourced document management solution services and cyber security professional services primarily to the healthcare industry, and also to financial institutions, gaming and other industries. Auxilio was incorporated in Nevada on August 29, 1995, under the name Corporate Development Centers, Inc. As a result of a series of transactions, we changed our name to “Auxilio, Inc.” in April 2004. Our principal executive offices are located at 27271 Las Ramblas, Suite 200, Mission Viejo, California 92691.

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

Background

Auxilio, Inc., a Nevada corporation, was incorporated on August 29, 1995. On April 1, 2004, we acquired Alan Mayo and Associates, Inc. dba The Mayo Group (“TMG”), a managed print company. TMG provided outsourced print management services to healthcare facilities throughout California, which services we provide as the successor-in-interest to TMG. After we acquired TMG, we changed our name to “Auxilio, Inc.” and changed the name of TMG’s former subsidiary to “Auxilio Solutions, Inc.” Effective July 1, 2014, we acquired Delphiis, Inc., a California corporation, which provides IT security consulting services.  On April 7, 2015, we acquired certain assets of Redspin, Inc. which provides IT security consulting services. On January 13, 2017, we acquired CynergisTek, Inc., a Texas corporation, which provides IT security consulting services and solutions.  Our Common Stock currently trades on the NYSE MKT under the symbol “AUXO.”

Principal Products and Services

We are engaged in the business of providing fully-outsourced managed document services, workflow solutions and IT security consulting services primarily to the healthcare industry, and provide services to financial institutions, gaming and other industries when the request arises. Our business is operated throughout the United States.

Our document solutions group provides workflow solutions, and is a risk-free program with guaranteed savings. We assume all costs related to print environments through customized streamlined and seamless integration of services at predictable fixed rates. Our on-site staff creates manageable, dependable print management programs by managing the back-office processes of our hospital clients.  The process is initiated through a detailed proprietary assessment.  The assessment is a strategic, operational and financial analysis that is performed at the customer’s premises using a combination of proprietary processes and innovative technology for data collection and report generation.  After the assessment and upon engagement, we charge the customer on a per print basis.  This charge covers the entire print management process and includes placement of a highly trained on-site resident team.

Our IT security consulting group serves the most common security needs: technical risk and penetration testing, process and procedure development and risk management utilizing our proprietary Delphiis™ IT Risk Manager SaaS Solution. Through our proven and prescriptive methodology we help build the foundation needed to ensure the confidentiality, integrity and security of patient health information (PHI). And our software application suite streamlines how covered entities perform annual and on-going risk assessments on their business associates, clinics, projects and hospitals.

Competition

We operate in a highly competitive market.  The majority of the competition in the healthcare industry market for document solution services comes from the large photocopy/multi-functional digital device manufacturers such as Xerox, Canon, Konica Minolta, Ricoh and Sharp.  The competitive landscape also contains a number of regional and local equipment dealers and distributors that exist in the communities in which the hospitals serve.  In addition, we compete with in-house departments performing the functions that we are seeking them to outsource to us.

Most of the competition in the healthcare industry market for IT security services comes from large or niche consulting and technology firms such as Accenture, KPMG, Dell Secureworks, and Coal Fire.

Nevertheless, our analysis of the competitive landscape shows a very strong opportunity for fully-outsourced document solution services and data security services to the healthcare industry, and we believe that we have a strong competitive position in the marketplace due to several important factors:

• We are primarily focused on the healthcare industry.  We are not aware of any other vendor/service provider which has a majority of its business dedicated to solving issues of HIPAA compliance, including printed and stored documents and improving efficiency for the healthcare industry. Our expertise and knowledge base is unmatched in the market.

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

• We have a unique approach to providing fully-outsourced managed document services program.  Our program is completely outsourced and hospitals need only pay a single invoice.  We operate the document management process as a department in the hospital with full-time staff on-site.  In contrast, other print vendors and dealers in the majority of instances do not provide full-time staff on-site, which results in delays in providing service and supplies to the hospitals.

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

Customers

The majority of our customers are hospitals and their related off-site facilities. The loss of any key customer could have a material adverse effect upon our financial condition, business, prospects and results of operation. During the year ended December 31, 2016, our two largest customers represented approximately 49% of our revenues.

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

We have not applied for or been granted a patent with respect to any managed print service technology, or processes, as related to document and image management.

Employees

As of December 31, 2016, we had 282 full-time employees and one part-time employee, including 246 employees engaged in providing services, 13 employees engaged in sales and marketing, and 22 employees engaged in general and administrative activities. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe our employee relations are good.

Recent Developments

Acquisition of CynergisTek, Inc.

Stock Purchase Agreement – CynergisTek, Inc.

On January 13, 2017, Auxilio, Inc. entered into a Stock Purchase Agreement (the “SPA”) with CynergisTek, Inc., a Texas corporation (“CynergisTek”), Dr. Michael G. Mathews (“Mathews”) and Michael H. McMillan (“McMillan,” and together with Mathews, the “Stockholders”), pursuant to which Auxilio acquired 100% of the issued and outstanding shares of common stock (the “Shares”) of CynergisTek from the Stockholders (the “CynergisTek Transaction”). We reported additional details of the CynergisTek Transaction in a Current Report on Form 8-K filed on January 17, 2017 (the “January Current Report”).

Pursuant to the SPA, the purchase price paid for the Shares consisted of four components: the Cash Consideration, the Securities Consideration, the Debt Consideration, and the Earn-out Consideration.

• Cash Consideration.  We paid the Stockholders a cash payment of $15,000,000, less Closing Net Working Capital Deficit, Funded Indebtedness and Designated Transaction Expenses (defined as certain expenses of the Stockholders and certain expenses of CynergisTek). The net cash amount paid to the Stockholders was $14,202,644.76.

• Securities Consideration.  We issued a total of 1,166,666 shares of Auxilio common stock, par value $0.001 per share (the “Auxilio Stock”) to the Stockholders, with each of the Stockholders receiving 583,333 shares.

• Debt Consideration.  We issued promissory notes totaling $9,000,000 to the Stockholders (the “Seller Notes”), with each of the Seller Notes having an initial principal amount of $4,500,000.  The Seller Notes bear interest at 8% per annum, are quarterly interest-only payments due during the first 12 months, quarterly payments of principal and interest due during the last 24 months, using a 36-month amortization period commencing from that point, with a balloon payment due on the maturity date.  Additional details relating to the Debt Consideration is included in the January Current Report.

• Earn-out Consideration.   The Stockholders may be entitled to an additional $7,500,000 based upon the financial performance of CynergisTek after closing of the CynergisTek Transaction, to be calculated based upon EBITDA generated by the CynergisTek business during the earn-out period, which began as of January 1, 2017, and ends on December 31, 2021 (the “Earn-out Payments”).

Pursuant to the SPA, CynergisTek and the Stockholders agreed to deliver to Auxilio certificates representing the Shares; the corporate record books of CynergisTek; and the employment agreements (described below). Auxilio agreed to deliver the Cash Consideration, the Securities Consideration, the Debt Consideration and the signed employment agreements.

CynergisTek is a top-ranked cybersecurity and privacy consulting firm focused on healthcare, and offers an array of solutions that help organizations measure privacy and security programs against regulatory requirements and assists in developing a best practice approach to risk management. Since 2004, CynergisTek has served as a partner to hundreds of healthcare providers, payers and vendors with a consulting team comprised of subject matter experts that have a passion for helping clients achieve success. CynergisTek is also dedicated to supporting and educating the industry by contributing to relevant associations such as HIMSS, AHIMA, HFMA, HCCA, AHIA, AHLA, IAPP and CHIME.  As disclosed in the January Current Report, Auxilio management believes that the acquisition of CynergisTek will allow Auxilio to improve its ability to help clients and other healthcare industry participants to meet their IT security requirements.  Auxilio management believes that CynergisTek is a strong provider of high quality security and compliance services to the healthcare industry.

In connection with the SPA, the Company and the Stockholders also entered into a registration rights agreement (the “Registration Rights Agreement”) and employment agreements, each of which is discussed in more detail in the January Current Report.

Changes in Management; Appointment of Directors; Resignation of Officer; Appointment of New Officers

Employment Agreements

In connection with the SPA, Auxilio and each of the Stockholders entered into an employment agreement, pursuant to which McMillan was appointed President and Chief Strategy Officer of Auxilio, and Mathews was appointed Executive Vice President of Auxilio.  Detailed information about the employment agreements and biographical information about Messrs. McMillan and Mathews were included in the January Current Report.

Appointment of New Directors; Resignation of Officer; Appointment of New Officers

In addition to their appointments as officers of Auxilio, in connection with the closing of the CynergisTek Transaction, on January 13, 2017, McMillan and Mathews were appointed to fill newly created seats on the Board of Directors of Auxilio.  As of the date of this Report, Auxilio had not determined what committees to which, if any, McMillan or Mathews may be named.

In connection with Mr. McMillan's appointment, on January 13, 2017, Joseph J. Flynn resigned from his position as President of Auxilio. He remains its Chief Executive Officer.  Mr. Flynn’s resignation was in connection with the closing of the CynergisTek Transaction, and was not due to any dispute or disagreement with Auxilio.

Sales of Unregistered Equity Securities

Issuance of Auxilio Common Stock as Securities Consideration

As noted above, the Company issued the Auxilio Stock in connection with the CynergisTek Transaction. The Auxilio Stock was issued in reliance upon the exemption from securities registration afforded by the provisions of Section 4(a)(2) of the Securities Act, together with regulations promulgated thereunder by the U.S. Securities and Exchange Commission under the Securities Act, based upon the following: (a) there was no public offering or general solicitation with respect to the offering of such shares, (b) each Stockholder was provided with certain disclosure materials and all other information requested with respect to Auxilio, (c) each Stockholder acknowledged that the Auxilio Stock was being acquired for investment intent and constitute “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act, (d) each Stockholder represented and warranted that he is an “accredited investor” as defined in Rule 501(a) under the Securities Act, and (e) a legend has been, or will be, placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

Amended and Restated Credit Agreement and Related Agreements

As described in the January Current Report, also on January 13, 2017,  Auxilio, and its subsidiaries Auxilio Solutions, Inc., a California corporation (“Solutions”), Delphiis, Inc., a California corporation (“Delphiis”), and immediately upon the consummation of the CynergisTek Transaction, CynergisTek (with Auxilio, Solutions, Delphiis, CynergisTek and such other subsidiaries collectively referred to as “Borrowers”), entered into an Amended and Restated Credit Agreement (the “A&R Credit Agreement”) with ZB, N.A., dba California Bank and Trust (“CBT”), and Avidbank, a California banking corporation (“Avidbank,” and together with CBT, the “Lenders”), as well as Avidbank in its capacity as contractual representative for itself and the other lender (“Agent”).

In connection with the A&R Credit Agreement, Auxilio and the other Borrowers also entered into loan facilities including Term Loans and Revolving Line of Credit; a Security Agreement; and certain subordination agreements. Additional details relating to the A&R Credit Agreement and the related agreements are provided in the January Current Report.

Reverse Stock Split

On January 12, 2017, the Company announced that it had received approval from the Financial Industry Regulatory Authority (“FINRA”) of the Company's Company Related Action Notification Form (the “Notification Form”) relating to the implementation of a reverse split of its common stock, par value $0.001 per share (the “Reverse Stock Split”) at a ratio of one-for-three, that is, one new share for each three old shares of the Company’s common stock.

On December 22, 2016, the Company filed a Certificate of Amendment (the “Amendment”) to its Articles of Incorporation relating to the Reverse Stock Split.  The Amendment provides that no fractional shares of Common Stock will be issued to the holders of record of Common Stock prior to the Reverse Stock Split. Instead, all fractional shares will be rounded up to the next whole number of shares.

The Reverse Stock Split was approved at the 2015 Annual Meeting of the Company’s shareholders.  At that meeting, the Company’s shareholders voted to approve a reverse split at a ratio between 1-for-1.5 shares and 1-for-3 shares, to be determined by the Company’s Board of Directors.  The Board determined to implement the Reverse Stock Split at the ratio of 1-for-3 shares.

The Reverse Stock Split became effective with FINRA and in the marketplace at the open of business on Friday, January 13, 2017 (the “Effective Date”), whereupon the shares of common stock began trading on a reverse-split-adjusted basis.

All information related to common stock, stock options, warrants and share price for prior periods has been retroactively adjusted in this Annual Report to give effect to the Reverse Stock Split.

Listing on NYSE MKT

Since February 14, 2017, our Common Stock has been listed on the NYSE MKT under the symbol “AUXO.” Our common stock had previously traded on the OTCQB market.

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

The loss of any key customer could have a material adverse effect upon our financial condition, business, prospects and results of operation. Our two largest customers represented approximately 49% of our revenues for the year ended December 31, 2016. We anticipate that these customers will represent approximately 50% of revenue for 2017; therefore the loss of one or more of these customers may contribute to our inability to operate as a going concern and may require us to obtain equity funding or debt financing to continue our operations. We cannot be certain that we will be able to obtain such financing on commercially reasonable terms, or at all.

Healthcare legislation and regulation.

The healthcare industry is highly regulated.  Legislation such as the Patient Protection and Affordable Care Act of 2010 (the “Affordable Care Act”) has changed and will likely continue to change how healthcare services are provided and managed.  In addition, legislation related to electronic medical records may impact our business.  In 2009, the American Recovery and Reinvestment Act of 2009 included incentives and penalties related to electronic medical records.  For example, Medicare/Medicaid reimbursements will be less for providers who failed to use electronic medical records by 2015.

The use of electronic medical records does not necessarily mean a hospital’s printing demands will decrease, but we cannot be sure whether this will be the case.  Increased adoption and use of electronic medical records may negatively impact our business.

New legislation or regulation.

As to prospective legislation and regulation, we cannot determine what effect additional state or federal governmental legislation, regulations, or administrative orders would have on our business in the future. New legislation or regulation may require the reformulation of our business to meet new standards, require us to cease operations, impose stricter qualification and/or registration standards, impose additional record keeping, or require expanded consumer protection measures.  Congressional leaders and the current administration have announced plans to repeal or modify the Affordable Care Act.  At this time the Company is not certain as to the impact of federal health care legislation on its business.

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

Our business depends on generating and maintaining ongoing, profitable customer demand for our services and solutions, including through the adaptation and expansion of our services and solutions in response to ongoing changes in technology and offerings, and a significant reduction in such demand or an inability to respond to the evolving technological environment could materially affect our results of operations.

Our revenue and profitability depend on the demand for our services and solutions with favorable margins, which could be negatively affected by numerous factors, many of which are beyond our control and unrelated to our work product. Volatile, negative or uncertain global economic conditions and lower growth in the markets we serve have adversely affected and could in the future adversely affect customer demand for our services and solutions. Our success depends, in part, on our ability to continue to develop and implement services and solutions that anticipate and respond to rapid and continuing changes in technology and offerings to serve the evolving needs of our customers. Technological developments may materially affect the cost and use of technology by our customers. Some technologies may replace some of our services and solutions in the future. This may cause customers to delay spending under existing contracts and engagements and to delay entering into new contracts while they evaluate new technologies. Such delays can negatively impact our results of operations if the pace and level of spending on new technologies is not sufficient to make up any shortfall.

Developments in the industries we serve, which may be rapid, also could shift demand to new services and solutions. If, as a result of new technologies or changes in the industries we serve, our customers demand new services and solutions, we may be less competitive in these new areas or need to make significant investment to meet that demand. Our growth strategy focuses on responding to these types of developments by driving innovation that will enable us to expand our business into new growth areas. If we do not sufficiently invest in new technology and adapt to industry developments, or evolve and expand our business at sufficient speed and scale, or if we do not make the right strategic investments to respond to these developments and successfully drive innovation, our services and solutions, our results of operations, and our ability to develop and maintain a competitive advantage and to execute on our growth strategy could be negatively affected.

We operate in a rapidly evolving environment in which there currently are, and we expect will continue to be, new technology entrants. New services or technologies offered by competitors or new entrants may make our offerings less differentiated or less competitive when compared to other alternatives, which may adversely affect our results of operations. In addition, companies in the industries we serve sometimes seek to achieve economies of scale and other synergies by combining with or acquiring other companies. If one of our current customers merges or consolidates with a company that relies on another provider for the services and solutions we offer, we may lose work from that customer or lose the opportunity to gain additional work if we are not successful in generating new opportunities from the merger or consolidation.

Many of our contracts allow customers to terminate, delay, reduce or eliminate spending on the services and solutions we provide. Additionally, a customer could choose not to retain us for additional stages of a project, try to renegotiate the terms of its contract or cancel or delay additional planned work. When contracts are terminated or not renewed, we lose the anticipated revenues, and it may take significant time to replace the level of revenues lost. Consequently, our results of operations in subsequent periods could be materially lower than expected. The specific business or financial condition of a customer, changes in management and changes in a customer’s strategy are also all factors that can result in terminations, cancellations or delays.

Achieving the desired benefits of the acquisition of Delphiis, Inc., certain assets of Redspin, Inc. and CynergisTek, Inc. may be subject to a number of challenges and uncertainties which make it hard to predict the future success of each entity.

We acquired Delphiis, Inc., certain assets of Redspin, Inc. and CynergisTek, Inc. with expected benefits including, among other things, operating efficiencies, procurement savings, innovation, sharing of best practices and increased market share that may allow for future growth.  Achieving the anticipated benefits may be subject to a number of significant challenges and uncertainties, including, without limitation, whether unique corporate cultures will work collaboratively in an efficient and effective manner, the coordination of separate organizations, the possibility of imprecise assumptions underlying expectations regarding potential synergies and the integration process, unforeseen expenses and delays, and competitive factors in the marketplace.  We could also encounter unforeseen transaction and integration-related costs or other circumstances such as unforeseen liabilities or other issues.  Many of these potential circumstances are outside of our control and any of them could result in increased costs, decreased revenue, decreased synergies and the diversion of management time and attention.  If we are unable to achieve our objectives within the anticipated time frame, or at all, the expected benefits may not be realized fully or at all, or may take longer to realize than expected, which could have an adverse effect on our business, financial condition and results of operations.

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

• take advantage of future opportunities; or

• respond to customers and competition.

We have a substantial amount of indebtedness, which may adversely affect our financial resources and our ability to operate our business.

We are party with ZB, N.A., dba California Bank and Trust and AvidBank (the “Lenders”), to, and jointly and severally liable with our subsidiaries for $14.0 million of outstanding debt under term loans issued under our Amended and Restated Credit Agreement, as amended (the “Credit Agreement”). The maturity date of the outstanding term loans is January 12, 2022.  We also have available a revolving line of credit from the Lenders of up to $5.0 million.  Further, we are indebted to the former shareholders of CynergisTek, Inc. in the aggregate amount of $9.0 million pursuant to promissory notes with maturity dates of January 13, 2020.  Our resulting substantial level of indebtedness and other financial obligations increase the possibility that we may be unable to pay, when due, the principal of, interest on, or other amounts due in respect of, our indebtedness.  Further, under the Credit Agreement, we are subject to certain restrictive covenants that, among other things, may limit our ability to obtain additional financing for working capital requirements, product development activities, debt service requirements, and general corporate or other purposes. These restrictive covenants include, without limitation, restrictions on our ability to: (1) change the nature of our business; (2) incur additional indebtedness; (3) incur liens; (4) make certain investments; (5) make certain dispositions of assets; (6) merge, dissolve, consolidate or sell all or substantially all of our assets; (7) enter into certain transactions with affiliates; and (8) transfer more than designated amounts to our subsidiaries during the term of the Credit Agreement.  If we breach any of these restrictive covenants or are unable to pay our indebtedness under the Credit Agreement when due, this could result in a default under the Credit Agreement. In such event, the Lenders may elect (after the expiration of any applicable notice or grace periods) to declare all outstanding borrowings, together with accrued and unpaid interest and other amounts payable under the Credit Agreement, to be immediately due and payable. Any such occurrence would have an immediate and materially adverse impact on our business and results of operations. The Credit Agreement is secured by a security interest in all assets of the Company and its current and future subsidiaries.

Risks Related to the Market for Our Securities

Because the public market for shares of our Common Stock is limited, stockholders may be unable to resell their shares of Common Stock.

Currently, there is only a limited public market for our Common Stock on the NYSE MKT and our stockholders may be unable to resell their shares of Common Stock. Currently, the average daily trading volume of our Common Stock is not significant, and it may be more difficult for you to sell your shares in the future, if at all.

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

The market for our Common Stock is volatile, having ranged since January 1, 2016 through December 31, 2016 from a low of $2.25 to a high of $3.51. The market price for our Common Stock has been, and is likely to continue to be, volatile. The following factors may cause significant fluctuations in the market price of shares of our Common Stock:

• fluctuations in our quarterly revenues and earnings or those of our competitors;

• variations in our operating results compared to levels expected by the investment community;

• announcements concerning us, our competitors or our customers;

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

As of December 31, 2016, we had 8,185,936 shares of our Common Stock outstanding.

If all warrants, options and restricted stock grants outstanding as of December 31, 2016 are exercised prior to their expiration, up to approximately 1.8 million additional shares of Common Stock could become freely tradable. Such sales of substantial amounts of Common Stock in the public market could adversely affect the prevailing market price of our Common Stock and could also make it more difficult for us to raise funds through future offerings of Common Stock.

In addition, we issued 1,166,666 shares of common stock in connection with the January 2017 acquisition of CynergisTek, Inc.

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

Some provisions of our Articles of Incorporation, as amended, and Bylaws, as amended, as well as some provisions of Nevada or California law, may discourage, delay or prevent third parties from acquiring us, even if doing so would be beneficial to our stockholders.

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

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings, nor has any material proceeding been terminated during the fiscal year ended December 31, 2016.

ITEM 4.  MINE SAFETY DISCLOSURES.

 Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Since February 14, 2017, our Common Stock has been listed on the NYSE MKT under the symbol “AUXO.”  Prior to such date, our Common Stock was listed  on the OTCQB under the symbol “AUXO.”

On January 13, 2017, the Company effectuated a reverse stock split of its issued and outstanding shares of common stock at a ratio of 1 for 3 (the “Reverse Stock Split”). As a result of the Reverse Stock Split, the Company’s issued and outstanding stock decreased from 24,557,224 to 8,185,936 shares of common stock, all with a par value of $0.001. All information related to common stock, stock options, warrants and share price for prior periods has been retroactively adjusted in this Annual Report to give effect to the Reverse Stock Split.

The following table presents quarterly information on the high and low sales prices of our Common Stock fiscal years ended December 31, 2016 and 2015, furnished by the NYSE MKT.

	High	Low
Fiscal Year Ended December 31, 2016
First Quarter	$ 3 .51	$ 2 .28
Second Quarter	$2 .88	$ 2 .28
Third Quarter	$2 .82	$2 .25
Fourth Quarter	$2 .64	$2 .28

Fiscal Year Ended December 31, 2015
First Quarter	$3 .75	$2 .88
Second Quarter	$3 .72	$3 .03
Third Quarter	$3 .45	$2 .85
Fourth Quarter	$3 .51	$2 .73

Holders

On March 27, 2017, we had approximately 105 stockholders of record.

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

Repurchases

During the fiscal year ended December 31, 2016, we did not repurchase any of our securities.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain information as of December 31, 2016 with respect to our existing equity compensation plans under which shares of our Common Stock are authorized for issuance.

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuances Under Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,454,242	$2.87	398,071
Equity compensation plans not approved by security holders (2)	326,249	$3.14	-
Total	1,780,491		398,071

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

Overview

We are engaged in the business of providing fully-outsourced managed document services, workflow solutions and IT security consulting services primarily to the healthcare industry, and provide services to financial institutions, gaming and other industries when the request arises. Our business is operated throughout the United States.

Our document solutions group provides workflow solutions, and is a risk-free program with guaranteed savings. We assume all costs related to print environments through customized streamlined and seamless integration of services at predictable fixed rates. Our on-site staff creates manageable, dependable print management programs by managing the back-office processes of our hospital clients.  The process is initiated through a detailed proprietary assessment.  The assessment is a strategic, operational and financial analysis that is performed at the customer’s premises using a combination of proprietary processes and innovative technology for data collection and report generation.  After the assessment and upon engagement, we charge the customer on a per print basis.  This charge covers the entire print management process and includes placement of a highly trained on-site resident team.

Our IT security consulting group serves the most common security needs: technical risk and penetration testing, process and procedure development and risk management utilizing our proprietary Delphiis™ IT Risk Manager SaaS Solution. Through our proven and prescriptive methodology we help build the foundation needed to ensure the confidentiality, integrity and security of patient health information (PHI). And our software application suite streamlines how covered entities perform annual and on-going risk assessments on their business associates, clinics, projects and hospitals.

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

We consider the following accounting policies to be those most important to the portrayal of our financial condition and those that require the most subjective judgment:

Revenue Recognition and Deferred Revenue

The Company derives its revenue from four sources: (1) document solution services revenue; (2) equipment revenue; (3) software subscription services revenue, which is comprised of subscription fees from customers accessing the Company’s enterprise cloud computing services and customers purchasing additional ongoing managed services beyond the standard support that is included in the basic software subscription fees; and (4) cyber security professional services such as penetration testing, cyber security risk assessments and security program strategy development.

The Company commences revenue recognition when all of the following conditions are satisfied:

• there is persuasive evidence of an arrangement;

• the service has been or is being provided to the customer;

• the collection of the fees is reasonably assured; and

• the amount of fees to be paid by the customer is fixed or determinable.

• Document Solution Services and Equipment Revenue

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

The Company’s contracts with customers may include provisions that relate to guaranteed savings amounts and shared savings. Such provisions are considered by management during the Company’s initial proprietary client assessment and are charged and accrued when deemed by management to be probable. The Company’s historical settlement of such amounts has been within management’s estimates.

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

• Cyber Security Professional Services Revenue

The majority of the Company’s cyber security services contracts are on a time and material basis. When these services are not combined with subscription revenues as a single unit of accounting, these revenues are recognized as the services are rendered for time and material contracts, and when the milestones are achieved and accepted by the customer for fixed price contracts.

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

Impairment Review of Goodwill and Intangible Assets

We periodically evaluate our intangible assets and goodwill relating to acquisitions for impairment. Goodwill is not amortized, but is evaluated annually at year end for any impairment in the carrying value. We review our intangible assets for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, the following: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and a significant negative industry or economic trend for a sustained period. Goodwill and intangible asset impairment assessments are generally determined based on fair value techniques, including determining the estimated future discounted and undiscounted cash flows over the remaining useful life of the asset. Those models require estimates of future revenue, profits, capital expenditures and working capital for each reporting unit. We estimate these amounts by evaluating historical trends, the current state of the Company’s industries and the economy, current budgets, and operating plans. Determining the fair value of reporting units and goodwill includes significant judgment by management and different judgments could yield different results. Any resulting impairment loss could have a material impact on our financial condition and results of operations.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial reporting requirements and those imposed under federal and state tax laws.  Deferred taxes are provided for timing differences in the recognition of revenue and expenses for income tax and financial reporting purposes and are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred income tax expense represents the change during the period in the deferred tax assets and liabilities.  Realization of the deferred tax asset is dependent on generating sufficient taxable income in future years.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all the deferred tax assets will not be realized. Use of our net operating loss deferred assets may be limited by changes in our ownership.

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

Results of Operations

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

Net Revenue

Revenues consist of document solution services revenue, equipment revenue, revenue software subscription services and cyber security professional services. Net revenue decreased by $1,053,470 to $60,200,383 for the year ended December 31, 2016, as compared to the same period in 2015.  This decrease comes from a net reduction of approximately $5,100,000 from existing customers, where there was a reduction in unit price and sales volume, and non-renewing contracts offset by the expansion of services at certain clients. Equipment sales for 2016 were approximately $4,200,000 less in 2016, totaling $3,600,000 as compared to approximately $7,800,000 in 2015. Equipment sales in 2016 were primarily from copier fleet refresh activities at two customers compared to five in 2015. These fleet refreshes are typically done every five years at any one customer facility and vary widely in total revenue value. Partially offsetting these decreases, we added approximately $8,300,000 as a result of the addition of new service revenue contracts in 2016. We anticipate overall revenue growth as a result of the expansion of our customer base.

Cost of Revenues

Cost of revenues consists of document imaging equipment, parts, supplies and salaries expense for field services personnel. Cost of revenues was $47,888,296 for the year ended December 31, 2016, as compared to $50,664,713 for the same period in 2016. Equipment costs decreased by approximately $3,900,000 in 2016, primarily because of the decrease in equipment revenues from the copier fleet refresh activities. We incurred approximately $1,300,000 more in service and supply costs to accommodate our net increase in service clients, but we spent approximately $200,000 less in staffing costs, primarily as a result of our focus to offer less labor intensive solutions to our document solution services customers.

Gross margin increased to 20% of revenue in 2016 as compared to 17% in 2015. This increase is primarily a result of a maturing of our recurring revenue customer base in 2016. In addition to the costs associated with implementing our services, we absorb our new customers’ legacy contracts with third-party vendors.  As we implement our programs, we strive to improve upon these legacy contracts, thus reducing costs over the term of the contract resulting in improved margins with our mature accounts. We anticipate this trend to continue but anticipate an overall increase in cost of revenues as a result of the expansion of our customer base.

Sales and Marketing

Sales and marketing expenses include salaries, commissions and expenses of sales and marketing personnel, travel and entertainment, and other selling and marketing costs. Sales and marketing expenses were $2,723,735 for the year ended December 31, 2016, as compared to $2,809,377 for the same period in 2015. Staffing costs, including commissions, decreased approximately $100,000 in 2016 primarily because of lower commissions paid in 2016.

General and Administrative

General and administrative expenses, which include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, and other administrative costs, increased by $124,822 to $6,927,404 for the year ended December 31, 2016. Payroll and related costs decreased by approximately $400,000 in 2016, mostly because in 2015 we incurred executive severance costs for our security business of approximately $400,000. Rent increased approximately $200,000 in 2016 due to larger facilities we occupied beginning in December 2015. Depreciation and amortization increased approximately $100,000 in 2016 due to a full year of amortization charges for the identified intangibles associated with the recent Redspin acquisition. Professional fees increased by approximately $300,000 primarily due to due diligence efforts related to an acquisition completed in January 2017. Lastly our travel costs decreased by approximately $100,000 in 2016 due to an effort by management to reduce costs in this area.

Impairment of Goodwill and Intangible Assets

In 2016, we recognized an impairment charge of $2,633,701 related to the identified intangible assets and goodwill we acquired with Delphiis, Inc. and Redspin. There was no impairment charge in 2015.

Other Income (Expense)

We recognized a gain of $623,000 in 2015 as part of the Redspin asset acquisition. This amount represents contingent consideration initially recorded as part of the acquisition which was not paid to the seller due to certain earn-out goals that were not achieved.

Interest expense for the year ended December 31, 2016 was $91,885, compared to $127,576 for the same period in 2015. The reduction is primarily due to the lower borrowed balance on the term loan in 2016 as compared to 2015.

Income Tax Benefit (Expense)

The income tax benefit for the year ended December 31, 2016 was $5,074,439 as compared to a tax expense of $152,436 for the year ended December 31, 2015. In 2016, the benefit is primarily a result of the removal of a previously recorded valuation allowance against our deferred tax assets from NOL carryforwards. Management removed the valuation allowance given four consecutive years of earnings and its determination that it is more likely than not that such assets will be realized in future periods.

Liquidity and Capital Resources

At December 31, 2016, our cash and cash equivalents were $6,090,844 and our working capital was $5,830,060. By comparison, our working capital was $3,243,652 as of December 31, 2015. Our principal cash requirements were for operating expenses, including equipment, supplies, employee costs, and capital expenditures and funding of the operations. Our primary sources of cash were from service and equipment sale revenues.

During the year ended December 31, 2016, cash provided by operating activities was $417,626 as compared to cash provided by operating activities of $2,445,586 for the same period in 2015.  Our cash provided from operating activities in 2016 was lower than in 2015 primarily due to a slowing in trade receivable collections.

We expect to continue to establish recurring revenue contracts to new customers throughout 2017. We expect to have higher cost of revenues at the start of the engagements with most new customers. In June 2015, we borrowed $2,000,000 under a four year, $4,000,000 term loan agreement with a financial institution where we also have in place the availability of a $2,000,000 line of credit. In January 2017, in connection with the acquisition of CynergisTek, Inc., we repaid the balance on the existing term loan and borrowed $14,000,000 under a five year agreement.  Additionally, we replaced the $2,000,000 line of credit with a $5,000,000 line of credit. Any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants. Management believes that cash generated from debt and/or equity financing arrangements along with funds from operations will be sufficient to sustain our business operations over the next twelve months. Management believes that cash flows from operations together with cash reserves and our bank line of credit availability will allow us to operate without disruption.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist primarily of conventional operating leases and purchase and other commitments arising in the normal course of business, as further discussed below under the section “Contractual Obligations, Contingent Liabilities and Commitments.” As of December 31, 2016, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations, Contingent Liabilities and Commitments

As of December 31, 2016, expected future cash payments, including interest portion, related to contractual obligations, contingent liabilities, and commitments were as follows:

	Payments Due by Period
	Total	Within 1 year	Year 2-3	Year 4-5	More than 5 years
Term loan	$1,402,344	$577,813	$824,531	$-	$-
Capital leases	176,699	116,173	56,032	4,494	-
Operating leases	1,945,605	412,187	928,488	604,930	-
Total	$3,524,648	$1,106,173	$1,809,051	$609,424	$-

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Management conducted an assessment of the effectiveness, as of December 31, 2016, of our internal control over financial reporting, based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on their assessment under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

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

ITEM 9B. OTHER INFORMATION.

On October 27, 2016, in anticipation of the Company’s application for listing on the NYSE MKT, our Board of Directors adopted a Code of Business Conduct and Ethics for our directors, officers and employees and also adopted certain charters of our board committees. Our Code of Business Conduct and Ethics is attached hereto as Exhibit 14.1 to this Annual Report.  Our Code of Business Conduct and Ethics and the charters of our board committees are available in the Corporate Governance section of our website.

On February 13, 2017, our Common Stock was eligible to be listed on the NYSE MKT and began trading on such exchange on February 14, 2017.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information with respect to our executive officers and directors appearing in our Definitive Proxy Statement to be filed with the SEC in connection with the 2017 Annual Meeting of Stockholders (“Proxy Statement”) is hereby incorporated by reference.

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

We have audited the accompanying consolidated balance sheets of Auxilio, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Auxilio, Inc. as of December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 16, in January 2017, the Company acquired 100% of the outstanding common stock of CynergisTek, Inc. in exchange for cash of $14,202,645, promissory notes of $9,000,000, 1,166,666 shares of its common stock, and a potential earn-out payment of $7,500,000. Our opinion is not modified with respect to this matter.

/s/ HASKELL & WHITE LLP

Irvine, California

March 28, 2017

AUXILIO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$6,090,844	$6,436,732
Accounts receivable, net	9,614,486	7,397,957
Prepaid and other current assets	438,140	625,806
Supplies	1,087,318	1,458,609
Total current assets	17,230,788	15,919,104

Property and equipment, net	689,418	495,324
Deposits	41,522	58,118
Deferred income taxes	5,282,531	-
Intangible assets, net	1,112,395	2,731,250
Goodwill	2,109,143	3,665,656
Total assets	$26,465,797	$22,869,452

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$7,736,207	$8,306,860
Accrued compensation and benefits	2,495,156	2,856,165
Deferred revenue	562,679	913,677
Current portion of long-term liabilities	606,686	598,750
Total current liabilities	11,400,728	12,675,452

Long-term liabilities:
Term loan, less current portion	750,000	1,250,000
Capital lease obligations, less current portion	199,644	125,496
Total long-term liabilities	949,644	1,375,496

Commitments and contingencies (Notes 12-14 and 16)

Stockholders’ equity:
Common stock, par value at $0.001, 33,333,333 shares authorized, 8,185,936 shares issued and outstanding at December 31, 2016 and 8,150,695 shares issued and outstanding at December 31, 2015	8,186	8,151
Additional paid-in capital	27,985,448	27,698,363
Accumulated deficit	(13,878,209)	(18,888,010)
Total stockholders’ equity	14,115,425	8,818,504
Total liabilities and stockholders’ equity	$26,465,797	$22,869,452

The accompanying notes are an integral part of these consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2016	2015
Net revenues	$60,200,383	$61,253,853
Cost of revenues	47,888,296	50,664,713
Gross profit	12,312,087	10,589,140
Operating expenses:
Sales and marketing	2,723,735	2,809,377
General and administrative expenses	6,927,404	6,802,582
Impairment of goodwill and intangible assets (Note 4)	2,633,701	-
Total operating expenses	12,284,840	9,611,959
Income from operations	27,247	977,181
Other income (expense):
Interest expense	(91,885)	(127,576)
Reduction in contingent consideration in connection with acquisition of Redspin	-	623,000
Loss on disposition of property and equipment	-	(3,513)
Total other income (expense)	(91,885)	491,911

(Loss) income before provision for income taxes	(64,638)	1,469,092
Income tax benefit (expense)	5,074,439	(152,436)
Net income	$5,009,801	$1,316,656

Net income per share:
Basic	$0.61	$0.16
Diluted	$0.60	$0.16

Number of weighted average shares outstanding:
Basic	8,173,203	8,050,191
Diluted	8,283,862	8,326,312

The accompanying notes are an integral part of these consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2016 AND 2015

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at January 1, 2015	7,874,540	$7,876	$26,592,255	$(20,204,666)	$6,395,465
Stock compensation expense for options and warrants granted to employees and directors	-	-	277,668	-	277,668
Stock compensation expense for restricted stock granted to key employee	33,333	33	101,847	-	101,880
Stock options exercised	6,116	6	(6)	-	-
Conversion of related party note payable to common stock	85,945	86	257,749	-	257,835
Common stock issued in connection with the acquisition of Redspin	150,761	150	468,850	-	469,000
Net income	-	-	-	1,316,656	1,316,656
Balance at December 31, 2015	8,150,695	8,151	27,698,363	(18,888,010)	8,818,504
Stock compensation expense for options and warrants granted to employees and directors	-	-	226,970	-	226,970
Stock options exercised	35,046	35	60,115	-	60,150
Effect of reverse stock split	195	-	-	-	-
Net income	-	-	-	5,009,801	5,009,801
Balance at December 31, 2016	8,185,936	$8,186	$27,985,448	$(13,878,209)	$14,115,425

The accompanying notes are an integral part of these consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015
Cash flows provided by operating activities:
Net income	$5,009,801	$1,316,656
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	211,654	155,183
Amortization of intangible assets	541,667	483,750
Impairment of intangible assets	2,633,701	-
Bad debt	-	22,000
Stock compensation expense for options and warrants granted to employees and directors	226,970	277,668
Stock compensation expense for restricted stock issued to key employee	-	101,880
Interest expense related to accretion of debt discount costs	-	30,189
Loss on disposition of property and equipment	-	3,513
Increase in net deferred tax assets	(5,282,531)	-
Changes in operating assets and liabilities:
Accounts receivable	(2,216,529)	(431,365)
Prepaid and other current assets	187,666	(395,870)
Supplies	371,291	(392,477)
Deposits	16,596	(20,527)
Accounts payable and accrued expenses	(570,653)	43,302
Accrued compensation and benefits	(361,009)	1,291,024
Deferred revenue	(350,998)	(39,340)
Net cash provided by operating activities	417,626	2,445,586
Cash flows (used for) investing activities:
Purchases of property and equipment	(205,121)	(214,478)
Purchase of Redspin	-	(1,876,966)
Net cash (used for) investing activities	(205,121)	(2,091,444)
Cash flows (used for) provided by financing activities:
Net repayments on line of credit agreement	-	(200,000)
Proceeds from term loan	-	2,000,000
Payments on term loan	(500,000)	(250,000)
Payments on notes payable to related parties	-	(105,888)
Payments on capital leases	(118,543)	(104,917)
Proceeds from exercise of options and warrants	60,150	-
Net cash (used for) provided by financing activities	(558,393)	1,339,195
Net change in cash and cash equivalents	(345,888)	1,693,337
Cash and cash equivalents, beginning of year	6,436,732	4,743,395
Cash and cash equivalents, end of year	$6,090,844	$6,436,732

The accompanying notes are an integral part of these consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year Ended December 31,
	2016	2015
Supplemental disclosure of cash flow information:
Interest paid	$91,885	$97,386
Income tax paid	$220,076	$158,521

Non-cash investing and financing activities:
Property and equipment acquired through capital leases	$200,627	$223,795
Conversion of note payable to related party	$-	$257,835
Common stock issued in connection with the acquisition of Redspin	$-	$469,000

The accompanying notes are an integral part of these consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(1) Basis of Presentation and Summary of Significant Accounting Policies

Business Activity

We are engaged in the business of providing fully-outsourced document solution services and IT security consulting data security services primarily to the healthcare industry, and also to financial institutions, gaming and other industries. Our business is operated throughout the United States.

Basis of Presentation and Reverse Stock Split

The accompanying consolidated financial statements were prepared in conformity with GAAP, and include the accounts of Auxilio and our wholly-owned subsidiaries. All intercompany balances and transactions were eliminated.

Effective on January 13, 2017, the Company effected a reverse stock split of its common stock at a ratio of 1-for-3. No fractional shares of common stock were issued, and no cash or other consideration were paid as a result of the reverse stock split. Instead, the Company issued one whole share of post-reverse stock split common stock in lieu of each fractional share of common stock. As a result of the reverse stock split, the Company’s common stock was reduced to 8,185,936 shares from 24,557,224 shares as of December 31, 2016. All per share amounts and number of shares in the consolidated financial statements and related notes have been retroactively restated to reflect the reverse stock split resulting in the reclassification of $15,749 from common stock to additional paid in capital at January 1, 2015.

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

Revenue Recognition and Deferred Revenue

The Company derives its revenue from four sources: (1) document solution services revenue; (2) equipment revenue; (3) software subscriptions and managed services revenue, which is comprised of subscription fees from customers accessing the Company’s enterprise cloud computing services and customers purchasing additional ongoing managed services beyond the standard support that is included in the basic software subscription fees; and (4) cyber security professional services such as penetration testing, cyber security risk assessments and security program strategy development.

The Company commences revenue recognition when all of the following conditions are satisfied:

• there is persuasive evidence of an arrangement;

• the service has been or is being provided to the customer;

• the collection of the fees is reasonably assured; and

• the amount of fees to be paid by the customer is fixed or determinable.

• Document Solution Services and Equipment Revenue

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

The Company’s contracts with customers may include provisions that relate to guaranteed savings amounts and shared savings. Such provisions are considered by management during the Company’s initial proprietary client assessment and are charged and accrued when deemed by management to be probable. The Company’s historical settlement of such amounts has been within management’s estimates.

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

• Cyber Security Professional Services Revenues

The majority of the Company’s cyber security services contracts are on a time and material basis. When these services are not combined with subscription revenues as a single unit of accounting, these revenues are recognized as the services are rendered for time and material contracts, and when the milestones are achieved and accepted by the customer for fixed price contracts.

Cash and Cash Equivalents

For purposes of the statement of cash flows and balance sheet classification, cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

Accounts Receivable

We provide an allowance for doubtful accounts equal to the estimated uncollectible amounts. Our estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that our estimate of the allowance for doubtful accounts will change. Management believes that no accounts receivable were uncollectible at December 31, 2016 or 2015.

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

Goodwill and Intangible Assets

The Company accounts for its business combinations in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 805-10 through ASC 805-50, “Business Combinations” which requires that the purchase method of accounting be applied to all business combinations and addresses the criteria for initial recognition of intangible assets and goodwill. In accordance with FASB ASC 350-10 through ASC 350-30, goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment annually, or more frequently if circumstances indicate the possibility of impairment. If the carrying value of goodwill or an indefinite lived intangible asset exceeds its fair value, an impairment loss shall be recognized. Based on management’s tests and reviews, no impairment of its goodwill, intangible assets or other long-lived assets existed at December 31, 2015. However, during the year ended December 31, 2016, management determined that the goodwill associated with the Delphiis and Redspin acquisitions were impaired (Note 4).

To test for goodwill impairment, first we perform a qualitative assessment. If we determine, based on qualitative factors, that the fair value of goodwill is more likely than not greater than the carrying amount, a quantitative calculation would not be needed. Our methodology for a quantitative assessment of testing for goodwill impairment consists of one, and possibly two steps. In step one of the goodwill impairment test, management compares the carrying amount (including goodwill) of the reporting unit and the fair value. If the carrying value of the reporting unit exceeds the fair value of the reporting unit, then an impairment charge is recognized for the amount by which the goodwill carrying value exceeds the implied fair value of goodwill.

Long-Lived Assets

In accordance with ASC Topic 350, long-lived assets, such as definite lived intangible assets, to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If there are indications of impairment, we use future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less the cost to sell. During the year ended December 31, 2016, management determined there was impairment of certain definite lived intangible assets associated with the Delphiis and Redspin reporting units (Note 4).

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial reporting requirements and those imposed under federal and state tax laws. Deferred taxes are provided for timing differences in the recognition of revenue and expenses for income tax and financial reporting purposes and are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and liabilities. Realization of the deferred tax asset is dependent on generating sufficient taxable income in future years. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all the deferred tax assets will not be realized. The use of net operating loss deferred tax assets may be limited due to changes in the Company’s ownership structure.

Fair Value of Financial Instruments

ASC Topic 820, “Fair Value Measurements,” defines fair value, provides a framework for measuring fair value and expands the disclosures required for fair value measurements. The standard applies to other accounting pronouncements, but does not require any new fair value measurements.

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, line of credit and capital lease obligations approximate fair value due to the short-term nature of these financial instruments. The carrying amount of our debt approximates its fair value as we believe the credit market has not materially changed since the original borrowing date.

Stock-Based Compensation

We account for stock options granted to employees and directors using the accounting guidance in ASC 718 “Stock Compensation” (“ASC 718”).  In accordance with ASC 718, we estimate the fair value of service based options and performance based options on the date of grant, using the Black-Scholes pricing model.  We recognize compensation expense for stock option awards over the requisite or implied service period of the grant.  With respect to performance-based awards, compensation expense is recognized when the performance target is deemed probable.

We account for stock options granted to consultants using the accounting guidance included in ASC 505-50 “Equity-Based Payments to Non-Employees.”  In accordance with ASC 505-50, we estimate the fair value of service-based stock options and performance-based options at each reporting period using the Black-Scholes pricing model.  The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty’s performance is complete or the date on which it is probable that performance will occur.

For the years ended December 31, 2016 and 2015, stock-based compensation expense recognized in the consolidated statements of income is as follows:

	Year Ended December 31,
	2016	2015
Cost of revenues	$43,193	$137,279
Sales and marketing	38,510	34,203
General and administrative expenses	145,267	208,066
Total stock based compensation expense	$226,970	$379,548

The weighted average estimated fair value of stock options granted during 2016 and 2015 was $0.86 and $1.26 per share, respectively. These amounts were determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the expected life of the option. The assumptions used in the Black-Scholes model were as follows for stock options granted in 2016 and 2015:

	2016	2015
Risk-free interest rate	0.37% to 0.40%	0.08% to 0.12%
Expected volatility of our Common Stock	45.95% to 46.77%	46.74% to 54.98%
Dividend yield	0%	0%
Expected life of options	3 years	3 years

The Black-Scholes model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because option valuation models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options.

Compensation cost associated with grants of restricted stock units are also measured at fair value. We evaluate the assumptions used to value restricted stock units on a quarterly basis. When factors change, including the market price of the stock, share-based compensation expense may differ significantly from what was recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned share-based compensation expense. As of December 31, 2016, we have not granted any restricted stock units under the 2011 Stock Incentive Plan.

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

As of December 31, 2016, potentially dilutive securities consisted of options and warrants to purchase 1,713,154 shares of our Common Stock at prices ranging from $1.41 to $6.45 per share. Of these potentially dilutive securities, only 110,659 of the shares to purchase Common Stock from the options and warrants are included from the computation of diluted earnings per share because the effect of including the remaining instruments would be anti-dilutive.

As of December 31, 2015 potentially dilutive securities consisted of options and warrants to purchase 2,176,595 shares of our Common Stock at prices ranging from $0.90 to $6.45 per share. Of these potentially dilutive securities, only 276,121 of the shares to purchase Common Stock from the options and warrants are included from the computation of diluted earnings per share because the effect of including the remaining instruments would be anti-dilutive.

The following table sets forth the computation of basic and diluted net income per share:

	Year Ended December 31,
	2016	2015
Numerator:
Net income	$5,009,801	$1,316,656

Denominator:
Denominator for basic calculation weighted averages	8,173,203	8,050,191

Dilutive Common Stock equivalents:
Options and warrants	110,659	276,121
Denominator for diluted calculation weighted average	8,283,862	8,326,312

Net income per share:
Basic net income per share	$.61	$.16
Diluted net income per share	$.60	$.16

Segment Reporting

Based on our integration and management strategies, we operate in a single business segment. For the years ended December 31, 2016 and 2015, all revenues were derived from domestic operations.

New Accounting Pronouncements

In April 2015, the FASB issued an update to a standard to simplify the presentation of debt issuance costs. This update requires debt issuance costs be presented on the balance sheet as a direct reduction from the carrying amount of the debt liability consistent with debt discounts or premiums. Adoption of this standard is required for interim and annual periods beginning after December 15, 2015 and is to be applied retrospectively. The adoption of this update on January 1, 2016 did not have a material impact on our consolidated financial statements.

In November 2015, the FASB issued guidance related to the presentation of deferred income taxes. The guidance requires that deferred tax assets and liabilities are classified as non-current in a consolidated balance sheet. This guidance was adopted early by us and resulted in the Company classifying its deferred tax assets as non-current assets.

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

In February 2016, the FASB issued a new accounting standard on leasing. The new standard will require companies to record most leased assets and liabilities on the balance sheet, and also proposes a dual model for recognizing expense. This guidance will be effective in the first quarter of 2019 with early adoption permitted. We have evaluated the impact that adopting this guidance and we are preparing for the changes to be made to our consolidated financial statements.

In January 2017, the FASB issued a new accounting standard simplifying the test for goodwill impairment. Currently, the fair value of the reporting unit is compared with the carrying value of the reporting unit (identified as "Step 1"). If the fair value of the reporting unit is lower than its carrying amount then, the implied fair value of goodwill is calculated. If the implied fair value of goodwill is lower than the carrying value of goodwill an impairment is recognized (identified as "Step 2"). The new standard eliminates Step 2 from the impairment test; therefore, a goodwill impairment will be recognized as the difference of the fair value and the carrying value. The new standard becomes effective on January 1, 2020 with early adoption permitted. We are currently evaluating the impact that the new standard will have on its financial position, results of operations and cash flows.

(2) Accounts Receivable

A summary of accounts receivable follows:

	As of December 31,
	2016	2015
Trade receivables	$8,046,561	$7,458,022
Unapplied advances and unbilled revenue, net	1,567,925	(60,065)
Allowance for doubtful accounts	-	-
	$9,614,486	$7,397,957

(3) Property and Equipment

A summary of property and equipment follows:

	As of December 31,
	2016	2015
Furniture and fixtures	$156,831	$102,316
Computers and office equipment	773,246	623,810
Fleet equipment	539,310	373,572
Leasehold improvements	140,052	103,993
	1,609,439	1,203,691
Less accumulated depreciation and amortization	(920,021)	(708,367)
	$689,418	$495,324

Depreciation and amortization expense for property, equipment, and improvements amounted to $211,654 and $155,183 for the years ended December 31, 2016 and 2015, respectively.

(4) Intangible Assets and Goodwill

Intangible assets are amortized over expected useful lives ranging from 1.5 to 10 years and consist of the following as of December 31, 2015:

	Gross Carrying AMOUNT	Accumulated AMORTIZATION
Delphiis, Inc.
Acquired technology	$900,000	$(135,000)
Customer relationships	400,000	(120,000)
Trademarks	50,000	(50,000)
Non-compete agreements	20,000	(10,000)
Total intangible assets, Delphiis, Inc.	$1,370,000	$(315,000)

Redspin
Acquired technology	$1,050,000	$(78,750)
Customer relationships	600,000	(150,000)
Trademarks	200,000	(30,000)
Non-compete agreements	100,000	(15,000)
Total intangible assets, Redspin	$1,950,000	$(273,750)

Total intangible assets	$3,320,000	$(588,750)

The Company performed its annual impairment testing for Delphiis and Redspin as of December 31, 2016, and concluded there were indicators of potential intangible asset and goodwill impairment based on the performance of these business units and changes in the Company’s short and long-term strategy and outlook for these units.

The Company first performed a quantitative impairment analysis of the intangible assets and then a quantitative impairment analysis of goodwill as of December 31, 2016. With respect to the intangible asset analysis, management estimated future undiscounted free cash flows associated with the intangibles assets and determined that they were less than the related carrying values. As a result, the Company recognized an aggregate impairment charge of $1,077,188. With respect to the goodwill analysis, management estimated the fair value of the reporting units and determined that such amounts were less than the carrying values. Management then determined that the implied fair value of goodwill of the reporting units was less than the carrying value of goodwill and an aggregate $1,556,513 impairment charge was recorded.

A summary of the Company’s intangible assets and goodwill carrying amounts and impairment charges as of December 31, 2016 follows:

Intangible Assets

	Gross Carrying AMOUNT	Accumulated AMORTIZATION	Net Carrying AMOUNT	ESTIMATED FAIR VALUE	IMPAIRMENT
Delphiis, Inc.
Acquired technology	$900,000	$(225,000)	$675,000	$127,516	$(547,484)
Customer relationships	400,000	(200,000)	200,000	83,141	(116,859)
Trademarks	50,000	(50,000)	-	-	-
Non-compete agreements	20,000	(16,667)	3,333	626	(2,707)
Total Delphiis, Inc.	$1,370,000	$(491,667)	$878,333	$211,283	$(667,050)

Redspin
Acquired technology	$1,050,000	$(183,750)	$866,250	$534,342	$(331,908)
Customer relationships	600,000	(350,000)	250,000	250,000	-
Trademarks	200,000	(70,000)	130,000	77,929	(52,071)
Non-compete agreements	100,000	(35,000)	65,000	38,841	(26,159)
Total Redspin	$1,950,000	$(638,750)	$1,311,250	$901,112	$(410,138)

Total intangible assets	$3,320,000	$(1,130,417)	$2,189,583	$1,112,395	$(1,077,188)

Goodwill

	Carrying AMOUNT	VALUATION	IMPAIRMENT

Delphiis, Inc.	$956,639	$119,513	$(837,126)
Redspin	1,192,000	472,613	(719,387)
Auxilio Solutions, Inc	1,517,017	1,517,017	-
Total	$3,665,656	$2,109,143	$(1,556,513)

(5) Line of Credit and Term Loan

On May 4, 2012, we entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Avidbank Corporate Finance, a Division of Avidbank (“Avidbank”).  On April 26, 2013, we amended the Loan and Security Agreement with Avidbank. On April 25, 2014, we again amended the Loan and Security Agreement with Avidbank (the “Second Avidbank Amendment”). Under the Second Avidbank Amendment, the term of the revolving line-of-credit of up to $2.0 million was extended through April 25, 2015, at an interest rate of prime plus 1.0% per annum. This line of credit was further extended through June 25, 2015 under the third amendment to the Loan and Security Agreement. On June 19, 2015, we again amended the Loan and Security Agreement with Avidbank (the “Fourth Avidbank Amendment”). Under the Fourth Avidbank Amendment, the term of the revolving line-of-credit of up to $2.0 million was extended through June 19, 2017, at an interest rate of prime plus 0.75% per annum.  As of December 31, 2016, the interest rate was 4.25%. There will be no minimum interest payable with respect to any calendar quarter. The amount available to us at any given time is the lesser of (a) $2.0 million, or (b) the amount available under our borrowing base (80% of our eligible accounts, minus (1) accrued client lease payables, and minus (2) accrued equipment pool liability). The Fourth Avidbank Amendment also provided for a term loan facility which allows for advances up to $4,000,000 through June 19, 2016. Our initial draw was for $2,000,000 in 2015. Term loan repayments shall be in 48 equal installments of principal, plus accrued interest at an interest rate of prime plus 1.25% per annum.

While there are outstanding credit extensions, we are to maintain a liquidity ratio of cash plus accounts receivable divided by all obligations owing to the bank of at least 1.75 to 1.00, measured monthly, and a debt coverage ratio, whereby adjusted EBITDA for the most recent twelve months shall be no less than 1.50 to 1.00 of the sum of the annual principal payments to come due in respect of the term loan advances plus the annualized interest expense of the quarter ending on the measurement date. We were in compliance with all of the Avidbank agreement covenants during each of the years ended December 31, 2016 and December 31, 2015.

The foregoing description is qualified in its entirety by reference to the Fourth Amendment to the Loan and Security Agreement between Avidbank Corporate Finance and Auxilio, Inc., which is found as Exhibit 10.1 of our form 10-Q filed on August 14, 2015.

In connection with our entry into the Loan and Security Agreement, we granted Avidbank (a) a general, first-priority security interest in all of our assets, equipment and supplies, and (b) a security interest in all of our intellectual property under an Intellectual Property Security Agreement.  As additional consideration for the Loan and Security Agreement, we issued Avidbank a 5-year warrant to purchase up to 24,033 shares of our common stock at an exercise price of $4.17 per share.  The foregoing descriptions are qualified in their entirety by reference to the respective agreements.  These agreements are found in our Form 8-K filed on May 9, 2012 as Exhibits 10.1, 10.2, 10.3 and 10.4.

Interest charges associated with the Avidbank line of credit, including loan origination costs, totaled $0 and $16,347, respectively, for the years ended December 31, 2016 and 2015, respectively. Interest charges associated with the Avidbank term loan, including loan origination costs, totaled $75,801 and $59,385, respectively for the years ended December 31, 2016 and 2015, respectively.

As of December 31, 2016 outstanding borrowings under the term loan was $1,250,000 and the interest rate was 5.0%. On January 13, 2017, this term loan was repaid as part of the acquisition of CynergisTek, Inc. Please see Note 16 regarding the acquisition.

(6) Notes Payable – Related Parties

We assumed debt totaling $463,723 when we acquired Delphiis, Inc. effective July 1, 2014 (see Note 15).  In July 2014, we paid $100,000 to the note holders upon Delphiis’s collection of $100,000 from accounts receivable outstanding as of June 30, 2014. On February 19, 2015, a holder of $257,835 of the notes agreed to convert the principal amount of his note into 85,945 shares of our common stock and the other note holder was paid $52,944. The remaining $52,944 principal was repaid in September 2015 when, pursuant to the terms of the note, we accelerated payment on the outstanding amount due at such time as Delphiis, Inc. achieved $4,000,000 of bookings measured from July 1, 2014.

Pursuant to a Note Conversion Agreement, dated February 19, 2015 (the “Conversion Agreement”), the holder of the $257,835 note agreed to convert the principal amount of his note into 85,945 shares of our common stock. In February 2015 he received 42,972 shares of common stock, and in October 2015 he received the remaining 42,973 shares when, under the terms of the Conversion Agreement, we accelerated the issuance at such time as Delphiis, Inc. achieved $4,000,000 of bookings measured from July 1, 2014. The foregoing summary of the note conversion is qualified in its entirety by reference to the full context of the Conversion Agreement which is found as Exhibit 99.1 to our 8-K filing on February 27, 2015.

Interest expense on the notes, including amortization of the discount, was $33,258 for the year ended December 31, 2015.

(7) Warrants

Below is a summary of warrant activity during the years ended December 31, 2015 and 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2015	736,199	$3.33
Granted in 2015	-	$-
Exercised in 2015	-	$-
Cancelled in 2015	(77,780)	$3.03
Outstanding at December 31, 2015	658,419	$3.39	3.46	$265,750
Granted in 2016	-	$-
Exercised in 2016	(35,047)	$1.80
Cancelled in 2016	(297,123)	$3.81
Outstanding at December 31, 2016	326,249	$3.15	5.53	$-

Warrants exercisable at December 31, 2016	326,249	$3.15	5.53	$-

The following tables summarize information about warrants outstanding and exercisable at December 31, 2016:

Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining in Contractual Life in Years	Outstanding Warrants Weighted Average Exercise Price	Number of Warrants Exercisable	Exercisable Warrants Weighted Average Exercise Price
$0.91 to $1.84	326,249	5.53	$3.15	326,249	$3.15
Total	326,249	5.53	$3.15	326,249	$3.15

On January 16, 2013, we granted warrants to four executive employees to purchase a total of 500,000 shares of common stock with a strike price set at $3.03. The exercise price equals the fair value of our stock on the grant date.  Of these warrants, 50,000 vested immediately and 450,000 vest contingent upon the Company achieving certain performance targets for fiscal years 2013 through 2016 as follows:

Year Ended December 31,	Number of Shares
2013	150,000
2014	122,222
2015	122,222
2016	55,556

The fair value of the warrants that vest is determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.14%, (ii) estimated volatility of 62.94%; (iii) dividend yield of 0.0%; and (iv) expected life of the warrants of five years. The performance targets in 2013 were deemed achieved by the Board of Directors. We have recorded stock compensation for the 50,000 initially vested shares and the 150,000 contingent shares totaling $315,176 for the year ended December 31, 2013.

In March 2014, one of the executives separated from the Company which resulted in the full vesting of all 66,667 shares of his remaining warrant grants. We have recorded stock compensation for the shares totaling $105,059 for the year ended December 31, 2014. Also in 2014, three of the executives’ employment agreements provided for a modification of the vesting of this warrant grant. The revised vesting schedule is as follows:

Year Ended December 31,	Number of Shares
2014	77,778
2015	77,778
2016	77,777

Our Board of Directors determined that the performance measures for 2014 were not met. As such the warrants for 2014 did not vest to the three executives. This tranche of warrants was cancelled. Our Board of Directors determined that the performance measures for 2015 and 2016 were met. As such the warrants for 2015 and 2016 vested to the three remaining executives. We have recorded stock compensation for the warrants totaling $122,569 for the year ended December 31, 2015 and $122,568 for the year ended December 31, 2016.

(8) Stock Option and Stock Incentive Plans

In October 2001, we approved the 2001 Stock Option Plan under which all employees may be granted options to purchase shares of our Common Stock. The maximum number of shares of the Common Stock available for issuance under the 2001 Plan was 1,800,000 shares. Under the 2001 Stock Option Plan (the “2001 Plan”), the option exercise price was equal to the fair market value of the Common Stock on the date of grant. Options expired no later than 10 years from the grant date and generally vested within five years. The Board approved the 2003 Stock Option Plan (the “2003 Plan”) and it became effective immediately upon stockholder approval at the Annual Meeting on May 15, 2003. The maximum number of shares of Common Stock available for issuance under the 2003 Plan was 1,466,667 shares. On May 15, 2003, 299,833 shares were available to grant under the 2003 Plan, and 189,056 had been granted under our former 2000 Stock Option Plan (the “2000 Plan”) and the 2001 Plan. Although we no longer granted options under the 2000 Plan or the 2001 Plan, all outstanding stock options continue to be subject to the terms and conditions of the stock option agreement and the underlying plans, except to the extent the Board or the Compensation Committee elected to extend one or more features of the 2003 Plan to the outstanding stock options that were granted pursuant to the 2000 Plan or the 2001 Plan. Under the 2003 Plan, the option exercise price was equal to the fair market value of the Common Stock at the date of grant. Stock options expired no later than 10 years from the grant date and generally vested within five years.

In May of 2004, the Board and stockholders approved the 2004 Stock Incentive Plan (the “2004 Plan”). The maximum number of shares of the Common Stock available for issuance under the 2004 Plan was 2,133,333 shares. As of the date of stockholder approval, May 12, 2004, options to purchase 238,250 shares had been granted pursuant to the 2000 Plan, 2001 Plan and 2003 Plan. Under the terms and conditions of the 2004 Plan, the option exercise price is equal to the fair market value of the Common Stock at the date of grant. Options expired no later than 10 years from the grant date and generally vested within five years. The Board approved the 2007 Stock Option Plan, as amended (the “2007 Plan”), and it became effective on May 16, 2007 upon receipt of stockholder approval. On May 16, 2007, options to purchase 963,382 shares of Common Stock had been granted pursuant to the 2000 Plan, 2001 Plan, 2003 Plan and 2004 Plan. Under the 2007 Plan, the administrator could grant options to purchase 1,490,000 shares of Common Stock. The options granted pursuant to the 2004 Plan continue to be governed by the terms and conditions of the 2004 Plan, except to the extent the administrator elected to extend one or more features of the 2007 Plan to the outstanding stock options granted pursuant to the 2004 Plan. Under the 2007 Plan, the option exercise price was equal to the fair market value of the Common Stock at the date of grant. Options expired no later than 10 years from the grant date and generally vested within three years.

On March 17, 2011, the Board approved the 2011 Stock Incentive Plan (the “2011 Plan”), and it became effective on May 12, 2011. The 2011 Plan authorizes the issuance of no more than 1,990,000 shares of our Common Stock and it provides for the granting of stock options, stock appreciation rights and restricted stock to our employees, members of the Board and service providers. As of December 31, 2016, there were 398,071 shares available for issuance under the 2011 Plan.

Additional information with respect to these Plans’ stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2015	1,632,068	$3.15
Granted in 2015	90,091	$3.45
Exercised in 2015	(6,117)	$1.41
Cancelled in 2015	(194,738)	$4.56
Outstanding at December 31, 2015	1,521,304	$3.00	4.22	$966,509
Granted in 2016	215,845	$2.73
Exercised in 2016	-	$-
Cancelled in 2016	(282,907)	$3.78
Outstanding at December 31, 2016	1,454,242	$2.87	4.32	$184,991

Options exercisable at December 31, 2016	1,177,614	$2.86	4.32	$184,991

The following table summarizes information about stock options outstanding and exercisable at December 31, 2016:

Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining in Contractual Life in Years	Outstanding Options Weighted Average Exercise Price	Number of Options Exercisable	Exercisable Options Weighted Average Exercise Price
$0.90 to $2.27	322,011	2.00	$1.83	322,012	$1.83
$2.28 to $2.72	329,187	5.60	$2.48	196,848	$2.44
$2.72 to $5.54	795,542	4.75	$3.42	651,252	$3.45
$5.55 to $8.99	7,502	1.67	$6.45	7,502	$6.45
$0.90 to $8.99	1,454,242	4.32	$2.87	1,177,614	$2.86

Unamortized compensation expense associated with unvested options approximates $222,688 as of December 31, 2016. The weighted average period over which these costs are expected to be recognized is approximately 1.5 years.

(9) Restricted Stock

In July 2014, in connection with our acquisition of the common stock of Delphiis, Inc., we issued to a key employee 133,333 shares of restricted stock as part of his employment agreement. The shares vest as follows:

Vesting Date	Shares
July 1, 2016	33,333
July 1, 2017	33,333
July 1, 2018	33,333
July 1, 2019	33,334

In August 2015, the key employee’s employment agreement was revised such that the first 33,333 shares became fully vested and the remaining shares were cancelled on January 1, 2016. The stock-based compensation expense recognized for these shares totaled $101,881 for the year ended December 31, 2015.

(10) Income Taxes

For the years ended December 31, 2016 and 2015, the components of income tax benefit (expense) are as follows:

	Year Ended December 31,
	2016	2015
Current provision:
Federal	$(58,092)	$(70,436)
State	(150,000)	(82,000)
	(208,092)	(152,436)
Deferred:
Federal	4,685,565	-
State	596,966	-
	5,282,531	-
Income tax benefit (expense)	$5,074,439	$(152,436)

Income tax benefit (expense) amounted to $5,074,439 and ($152,436) for the years ended December 31, 2016 and 2015, respectively (an effective rate of (7,851)% for 2016 and 10.4% for 2015).  A reconciliation of the provision for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

	Year Ended December 31,
	2016	2015
Computed tax at federal statutory rate of 34%	$21,977	$(448,479)
State taxes, net of federal benefit	(104,225)	(54,121)
Non-deductible items	(29,683)	(43,654)
Other	(30,718)	(75,828)
Change in valuation allowance	5,217,088	469,646
	$5,074,439	$(152,436)

Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which is uncertain.  A valuation allowance, in an amount equal to the net deferred tax asset as of December 31, 2015 has been established to reflect these uncertainties.  As of December 31, 2016, following four consecutive years of pretax earnings and with the expectation of future earnings, management removed 100% of the valuation allowance against the net deferred tax assets and recognized a corresponding income tax benefit. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of our deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2016	2015
Deferred tax assets:
Accrued salaries/vacation	$267,500	$253,600
Accrued equipment pool	54,500	127,900
State taxes	34,000	18,700
Stock options	901,500	864,500
Credits	205,700	153,000
Net operating loss carryforwards	3,444,900	5,064,000
Total deferred tax assets	4,908,100	6,481,700

Deferred tax liabilities:
Depreciation	302,000	9,100
Amortization of intangibles	(1,056,400)	343,500
Other	379,969	541,600
Total deferred tax liabilities	(374,431)	894,200

Net deferred assets before valuation allowance	5,282,531	5,587,500
Valuation allowance	-	(5,587,500)
Net deferred tax assets	$5,282,531	$-

At December 31, 2016, we have available unused net operating loss carryforwards of approximately $9,497,000 for federal purposes and $7,079,000 for state purposes that may be applied against future taxable income and that, if unused, expire beginning in 2023 through 2032.

Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code under section 382.  The annual limitation may result in the expiration of net operating loss carryforwards before utilization. Our federal and state net operating loss carryforwards will begin to expire in 2023 and 2020, respectively.

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

(11) Retirement Plan

We sponsor a 401(k) plan (the “Plan”) for the benefit of employees who are at least 21 years of age. Our management determines, at its discretion, the annual and matching contribution. For the years ended December 31, 2016 and 2015, we made matching contributions totaling $117,762 and $94,042, respectively.

(12) Commitments

Leases

We lease our Mission Viejo, California facility under a non-cancellable operating lease effective December 2015 that expires in April 2021. Our Carpinteria, California office lease is currently on a month-to-month basis. Rent expense for the years ended December 31, 2016 and 2015 totaled $441,058 and $272,064 respectively. Future minimum lease payments under non-cancelable operating leases during subsequent years are as follows:

December 31,	Payments
2017	$374,751
2018	421,084
2019	433,716
2020	446,728
2021	132,926
Total	$1,809,206

Employment Agreements

Effective January 1, 2016, we entered into an employment agreement with Mr. Flynn (the “2016 Flynn Agreement”). The 2016 Flynn Agreement provides that Mr. Flynn will continue his employment as our President and CEO. The 2016 Flynn Agreement has a term of two years, provides for an annual base salary of $300,000, and will automatically renew for subsequent twelve (12) month terms unless either party provides advance written notice to the other that such party does not wish to renew the agreement for a subsequent twelve (12) months.  Mr. Flynn also receives the customary employee benefits available to our employees. Mr. Flynn is also entitled to receive a bonus of up to $180,000 per year, the achievement of which is based on Company performance metrics.  We may terminate Mr. Flynn’s employment under the Flynn Agreement without cause at any time on thirty (30) days advance written notice, at which time Mr. Flynn would receive severance pay for twelve months and be fully vested in all options and warrants granted to date.  The foregoing summary of the 2016 Flynn Agreement is qualified in its entirety by reference to the full context of the employment agreement, which is found as Exhibit 10.31 to our Annual Report on Form 10-K filed with the SEC on March 30, 2016.

Effective January 1, 2016, we entered into a new employment agreement with Mr. Anthony (the “2016 Anthony Agreement”). The 2016 Anthony Agreement provides that Mr. Anthony will continue to serve as our Executive Vice President (“EVP”) and CFO. The 2016 Anthony Agreement has a term of two years, and provides for an annual base salary of $245,000. The 2016 Anthony Agreement will automatically renew for subsequent twelve (12) month terms unless either party provides advance written notice to the other that such party does not wish to renew the agreement for a subsequent twelve (12) months.  Mr. Anthony also receives the customary employee benefits available to our employees. Mr. Anthony is also entitled to receive a bonus of up to $132,000 per year, the achievement of which is based on Company performance metrics.  We may terminate Mr. Anthony’s employment under the 2016 Anthony Agreement without cause at any time on thirty (30) days advance written notice, at which time Mr. Anthony would receive severance pay for twelve months and be fully vested in all options and warrants granted to date.  The foregoing summary of the 2016 Anthony Agreement is qualified in its entirety by reference to the full context of the employment agreement, which is found as Exhibit 10.32 to our Annual Report on Form 10-K filed with the SEC on March 30, 2016. In March 2017, the Board of Directors authorized an increase in Mr. Anthony’s base salary to $250,000 retroactive to January 1, 2017, and increased his potential annual bonus amount to $150,000.

(13) Concentrations

Cash Concentrations

At times, cash and cash equivalent balances held in financial institutions are in excess of federally insured limits. Management performs periodic evaluations of the relative credit standing of financial institutions and limits the amount of risk by selecting financial institutions with a strong credit standing.

Major Customers

For the year ended December 31, 2016, there were two customers that each generated at least 10% of our revenues and these customers represented a total of 49% of revenues. As of December 31, 2016, net accounts receivable due from these customers totaled approximately $4,600,000.

For the year ended December 31, 2015, there were three customers that each generated at least 10% of our revenues and these customers represented a total of 50% of revenues. As of December 31, 2015, net accounts receivable due from these customers totaled approximately $3,100,000.

(14) Asset Purchase Agreement – Redspin

On March 31, 2015, Auxilio entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Redspin, Inc., a California corporation (“Redspin”) and certain owners of Redspin, to acquire substantially all of the assets and certain liabilities of Redspin (the “Acquired Assets”).  A copy of the Purchase Agreement was filed as an exhibit to the Current Report on Form 8-K filed with the SEC on April 6, 2015.   On April 7, 2015, the Company completed its acquisition of the Acquired Assets in an asset purchase transaction (the “Transaction”) pursuant to the terms and conditions of the Purchase Agreement.

As a result of the consummation of the Purchase Agreement, on April 7, 2015, in consideration for the Acquired Assets, the Company paid Redspin $2,076,966 in cash, less a holdback of $200,000 to cover any indemnification claims made pursuant to the Transaction, and issued 150,761 shares of the Company’s restricted common stock, par value $0.001, which was the number of shares having an aggregate value of $500,000, with the price per share equal to the average of the closing price of Auxilio common stock on the OTC Markets for the 20 most recent trading days prior to the date of the Purchase Agreement, rounded up to the nearest whole number of shares. The Company also agreed to pay a cash Earn-out Payment, as defined in the Purchase Agreement, upon the achievement of certain earnings targets in the first year following the date of the Purchase Agreement. Management estimated the fair value of the contingent consideration to be approximately $623,000. Because the earnings targets were not met, this portion of the acquisition purchase price is recorded as other income on the consolidated statement of income for the year ended December 31, 2015.

The Purchase Agreement also provided for the Company to pay employee bonus shares of common stock upon the achievement of the same certain earnings targets and provided they remain with the Company for one year subsequent to the acquisition date. Management previously had considered the $124,000 of fair value of these employee bonus shares to be a component of the acquisition cost. After completing the analysis of the earn-out provisions, Management has determined that the employee bonus shares would be post-combination compensation. Because the minimum earnings targets were not be achieved, no related stock compensation expense has been recorded for the year ended December 31, 2015.

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

Purchased identifiable intangible assets are amortized on a straight-line basis over the respective useful lives. Our estimated useful life of the identifiable intangible assets acquired ranges from three to ten years. We recognized goodwill of $1,192,000. Goodwill is recognized as we expect to be able to realize synergies between the two companies, primarily our ability to provide market and reach for the Redspin products and services to Auxilio’s customers. During 2016, certain intangible assets and goodwill were deemed impaired (Note 4).

The Company incurred approximately $70,000 in legal, accounting and other professional fees related to this acquisition, all of which were expensed during the year ended December 31, 2015.

Employment Agreement

In connection with the Purchase Agreement, Auxilio and Daniel Berger (“Berger”), CEO of Redspin, entered into an employment agreement (the “Berger Employment Agreement”), pursuant to which Berger was employed to serve as Executive Vice President of Auxilio.  The initial term of the Berger Employment Agreement was for two years (unless sooner terminated), and automatically renews for subsequent twelve-month periods unless either party determines to not renew.  Berger’s base annual salary was $250,000, and Berger was eligible to receive incentive compensation, consistent with that generally offered to executives of the Company.  In addition, Auxilio and John Abraham (“Abraham”), Founder of Redspin, entered into an independent contractor agreement (the “Abraham Agreement”), pursuant to which Abraham was retained to perform the work assigned by the Company.  The term of the Abraham Agreement was for two years (unless sooner terminated).  In consideration for such services, the Company agreed to pay Abraham $11,000 per month.

Pro Forma Information

The following supplemental unaudited pro forma information presents the combined operating results of the Company and the acquired business during the years ended December 31, 2016 and 2015, as if the acquisition had occurred at the beginning of each of the periods presented. The pro forma information is based on the historical financial statements of the Company and that of the acquired business. Amounts are not necessarily indicative of the results that may have been attained had the combinations been in effect at the beginning of the periods presented or that may be achieved in the future.

	Year Ended December 31
	2016	2015
Pro forma net revenue	$60,200,383	$61,952,529
Pro forma net income	$5,009,801	$1,115,777
Pro forma basic net income per share	$0.61	$0.15
Pro forma diluted net income per share	$0.60	$0.12

(15) Subsequent events

Stock Purchase Agreement – CynergisTek, Inc.; Amended and Restated Credit Agreement

As previously disclosed in our Current Report on Form 8-K, filed with the Commission on January 17, 2017, we entered into a Stock Purchase Agreement (the “SPA”) with CynergisTek, Inc., a Texas corporation (“CynergisTek”), Dr. Michael G. Mathews (“Mathews”) and Michael H. McMillan (“McMillan,” and together with Mathews, the “Stockholders”), pursuant to which Auxilio acquired 100% of the issued and outstanding shares of common stock (the “Shares”) of CynergisTek from the Stockholders (the “CynergisTek Transaction”).

Pursuant to the SPA, the purchase price paid for the Shares consisted of four components: the Cash Consideration, the Securities Consideration, the Debt Consideration, and the Earn-out Consideration.

• Cash Consideration.  Auxilio paid the Stockholders a cash payment of $15,000,000, less Closing Net Working Capital Deficit, Funded Indebtedness and Designated Transaction Expenses (defined as certain expenses of the Stockholders and certain expenses of CynergisTek). The net cash amount paid to the Stockholders was $14,202,644.76.

• Securities Consideration.  Auxilio issued a total of 1,166,666 shares of Auxilio common stock, par value $0.001 per share (the “Auxilio Stock”) to the Stockholders, with each of the Stockholders receiving 583,333 shares.

• Debt Consideration.  Auxilio issued promissory notes totaling $9,000,000 to the Stockholders (the “Seller Notes”), with each of the Seller Notes having an initial principal amount of $4,500,000.  The Seller Notes bear interest at 8% per annum, are quarterly interest-only payments due during the first 12 months, quarterly payments of principal and interest due during the last 24 months, using a 36-month amortization period commencing from that point, with a balloon payment due on the maturity date.  Amounts due and owing under the Seller Notes are subordinate to the right of payment due under the AvidBank Loan (described below) pursuant to the Subordination Agreement.  Auxilio has the right to prepay all or any portion of the outstanding principal balance of the Seller Notes, provided that such prepayment is accompanied by accrued interest on the amount of principal prepaid, calculated to the date of such prepayment.

• Earn-out Consideration.   The Stockholders may be entitled to an additional $7,500,000 based upon the financial performance of CynergisTek after closing of the CynergisTek Transaction, to be calculated based upon EBITDA generated by the CynergisTek business during the earn-out period, which began as of January 1, 2017, and ends on December 31, 2021 (the “Earn-out Payments”).

Pursuant to the SPA, CynergisTek and the Stockholders agreed to deliver to Auxilio certificates representing the Shares; the corporate record books of CynergisTek; and the employment agreements (described below). Auxilio agreed to deliver the Cash Consideration, the Securities Consideration, the Debt Consideration and the signed employment agreements.

 In connection with the SPA, the Company and the Stockholders also entered into a registration rights agreement (the “Registration Rights Agreement”) and employment agreements, each of which is discussed below.

Registration Rights Agreement

Pursuant to the Registration Rights Agreement between Auxilio and the Stockholders, Auxilio agreed to grant piggy-back registration rights under certain circumstances, and demand registration rights under other circumstances.  Briefly, for the piggy-back rights, if Auxilio proposes to register the sale of any of its stock or other securities under the Securities Act of 1933, as amended (the “Securities Act”) in connection with the public offering of such securities solely for cash, or the resale of shares of its common stock by other selling stockholders, Auxilio agreed that prior to such filing, it will give written notice to the Stockholders of its intention to do so. Upon the written request of a Stockholder given within twenty (20) days after Auxilio provides such notice (which request shall state the intended method of disposition of such registrable securities by the Stockholder), Auxilio will file a registration statement to register the resale of all such registrable securities which Auxilio has been requested by such Stockholder to register. With respect to the demand registration rights, Auxilio agreed that in the event that Auxilio fails to file timely public reports with the U.S. Securities and Exchange Commission if and as required by the Securities Exchange Act of 1934, as amended, then the Stockholders shall have the right, by delivering written notice to Auxilio (a “Demand Notice”), to require Auxilio to register the number of registrable securities requested to be so registered pursuant to the terms of the Registration Rights Agreement (a “Demand Registration”). Following the receipt of a Demand Notice for a Demand Registration, Auxilio agreed to file a registration statement not later than sixty (60) days after such Demand Notice, and will use its commercially reasonable efforts to cause such registration statement to be declared effective under the Securities Act as promptly as practicable after the filing thereof. Additionally, pursuant to the Registration Rights Agreement, the rights of the Stockholders to deliver a Demand Notice for a Demand Registration shall not be effective at any time when the registrable securities held by such Stockholder may be resold under Rule 144 of the Securities Act without regard to any volume limitation requirements under Rule 144 of the Securities Act.

Employment Agreements

In connection with the SPA, Auxilio and each of the Stockholders entered into an employment agreement, pursuant to which McMillan was appointed President and Chief Strategy Officer of Auxilio, and Mathews was appointed Executive Vice President of Auxilio.

McMillan Employment Agreement.

Auxilio and McMillan entered into an employment agreement (the “McMillan Employment Agreement”), pursuant to which Auxilio employs McMillan as President and Chief Strategy Officer of Auxilio. McMillan agreed that his duties for Auxilio and its subsidiaries CynergisTek, Inc. and Delphiis, Inc. would be substantially similar to those duties that McMillan has performed on behalf of CynergisTek, and would include, without limitation, responsibility for executive leadership and business development strategy.  McMillan also agreed to perform additional duties as reasonably assigned by Auxilio’s Chief Executive Officer, and/or Board of Directors in order to advance the interests of Auxilio and its subsidiaries. The initial term of the McMillan Employment Agreement is 36 months from January 13, 2017, and will automatically renew for subsequent 12-month terms unless either party provides written notice to the other party of a desire to not renew the employment.

Pursuant to the McMillan Employment Agreement, McMillan’s base salary is $250,000, and he is entitled to incentive bonus compensation and equity compensation (consisting of stock options), as set forth in the McMillan Employment Agreement.  Auxilio has the right to terminate McMillan’s employment without cause at any time on thirty (30) days’ advance written notice to McMillan. Additionally, McMillan has the right to resign for “Good Reason” (as defined in the McMillan Employment Agreement) on thirty (30) days’ written notice.  In the event of (i) such termination without cause, or (ii) McMillan’s inability to perform the essential functions of his position due to a mental or physical disability or his death,  or (iii) McMillan’s resignation for Good Reason, McMillan is entitled to receive the base salary then in effect and full target annual bonus, prorated to the date of termination, and a “Severance Payment” equivalent to (a) payment of compensation for an additional twelve months, payable as a lump sum, and (b) the acceleration of all unvested stock options and warrants then held by McMillan, subject to certain conditions set forth in the McMillan Employment Agreement.  In addition, if McMillan is terminated by Auxilio without cause (as defined in the McMillan Employment Agreement), certain of the Earn-out Payments will accelerate and become immediately due and payable, as set forth in the SPA.  If McMillan resigns for other than Good Reason, he will be entitled to receive the base salary for the thirty (30) day written notice period, but no other amounts.

Mathews Employment Agreement.

Auxilio and Mathews entered into an employment agreement (the “Mathews Employment Agreement”), pursuant to which Auxilio employs Mathews as Executive Vice President of Auxilio. Mathews agreed that his duties for Auxilio and its subsidiaries CynergisTek, Inc. and Delphiis, Inc. would be substantially similar to those duties that Mathews has performed on behalf of CynergisTek, and would include, without limitation, day-to-day P&L responsibility for the cybersecurity service business line.  Mathews also agreed to perform additional duties as reasonably assigned by Auxilio’s President, Chief Executive Officer, and/or Board of Directors in order to advance the interests of Auxilio and its subsidiaries. The initial term of the Mathews Employment Agreement is 36 months from January 13, 2017, and will automatically renew for subsequent 12-month terms unless either party provides written notice to the other party of a desire to not renew the employment.

Pursuant to the Mathews Employment Agreement, Mathew’s base salary is $250,000, and he is entitled to incentive bonus compensation and equity compensation (consisting of stock options), as set forth in the Mathews Employment Agreement.  Auxilio has the right to terminate Mathew’s employment without cause at any time on thirty (30) days’ advance written notice to Mathews. Additionally, Mathews has the right to resign for “Good Reason” (as defined in the Mathews Employment Agreement) on thirty (30) days’ written notice.  In the event of (i) such termination without cause, or (ii) Mathew’s inability to perform the essential functions of his position due to a mental or physical disability or his death,  or (iii) Mathew’s resignation for Good Reason, Mathews is entitled to receive the base salary then in effect and full target annual bonus, prorated to the date of termination, and a “Severance Payment” equivalent to (a) payment of compensation for an additional twelve months, payable as a lump sum, and (b) the acceleration of all unvested stock options and warrants then held by Mathews, subject to certain conditions set forth in the Mathews Employment Agreement.  In addition, if Mathews is terminated by Auxilio without cause (as defined in the Mathews Employment Agreement), certain of the Earn-out Payments will accelerate and become immediately due and payable, as set forth in the SPA.  If Mathews resigns for other than Good Reason, he will be entitled to receive the base salary for the thirty (30) day written notice period, but no other amounts.

Amended and Restated Credit Agreement and Related Agreements

Also on January 13, 2017,  Auxilio, and its subsidiaries Auxilio Solutions, Inc., a California corporation (“Solutions”), Delphiis, Inc., a California corporation (“Delphiis”), and immediately upon the consummation of the CynergisTek Transaction, CynergisTek (with Auxilio, Solutions, Delphiis, CynergisTek and such other subsidiaries collectively referred to as “Borrowers”), entered into an Amended and Restated Credit Agreement (the “A&R Credit Agreement”) with ZB, N.A., dba California Bank and Trust (“CBT”), and Avidbank, a California banking corporation (“Avidbank,” and together with CBT, the “Lenders”), as well as Avidbank in its capacity as contractual representative for itself and the other lender (“Agent”).

By way of background, Auxilio and Solutions on the one hand and Avidbank on the other hand previously entered into a Loan and Security Agreement, dated as of April 19, 2012 (as amended to date, the “Original Credit Agreement”), pursuant to which Avidbank extended to Auxilio and Solutions a term loan and a revolving line of credit.  Subsequently, Auxilio advised Agent that Auxilio desired to acquire 100% of the ownership interests of CynergisTek pursuant to the SPA.  The CynergisTek Transaction is prohibited by Section 7.3 of the Original Credit Agreement.

Borrowers requested that Lenders (1) consent to the CynergisTek Transaction, and (2) provide additional financing in order to finance, in part, Auxilio’s obligations under the SPA.  Agent and Lenders agreed with such request in accordance with and subject to the terms and conditions of the A&R Credit Agreement and other related documents defined in the A&R Credit Agreement (the “Loan Documents”).  In connection with the entry into the A&R Credit Agreement, the parties to the A&R Credit Agreement agreed that CynergisTek automatically would become a Borrower under the A&R Credit Agreement and under the Loan Documents on the closing date immediately upon consummation of the CynergisTek Transaction (and not prior thereto), without further action required by any party.

Accordingly, the parties to the A&R Credit Agreement agreed that the A&R Credit Agreement and the Loan Documents would amend and restate the Original Credit Agreement in its entirety, and continue the obligations incurred thereunder and evidenced thereby.  Additionally, any amounts outstanding under the Original Credit Agreement were repaid in full immediately prior to the execution of the A&R Credit Agreement.

Loan Facilities

Term Loans:  Pursuant to the A&R Credit Agreement, the Lenders agreed to provide term loans in the aggregate amount of $14,000,000.00 to Auxilio, which was paid to the Stockholders as part of the Cash Consideration in the CynergisTek Transaction (described above).  The term loans bear interest at a rate of Prime plus 1.5%, and the loans mature on January 12, 2022.

Revolving Line of Credit: Additionally, pursuant to the A&R Credit Agreement, the Lenders agreed to provide revolving loans to the Borrowers in an aggregate amount of up to $5,000,000. At the closing of the CynergisTek Transaction, no draws were made on the revolving loans.

Security Agreement

In connection with the A&R Credit Agreement, the Borrowers and the Agent entered into a security agreement (the “Security Agreement”), pursuant to which each of the Borrowers agreed to grant to Agent, for the ratable benefit of itself, the Lenders and the other secured parties, a first priority security interest in certain collateral to secure prompt payment and performance of the secured obligations under the A&R Credit Agreement.  Pursuant to the Security Agreement, the “Collateral” was defined as including any and all (all such terms as defined in the Security Agreement) of the Accounts, Chattel Paper, Commercial Tort Claims, Deposit Accounts, Documents, Equipment, Instruments, Inventory, Investment Property, General Intangibles, Letter of Credit Rights, Negotiable Collateral, Supporting Obligations, Vehicles, Grantors’ Books, in each case whether now existing or hereafter acquired or created, any money or other assets of any Grantor that now or hereafter come into the possession, custody, or control of Agent and any Proceeds or products of any of the foregoing, or any portion thereof.  In connection with the grant of the security interest in the Collateral, each of the Borrowers made standard representations and warranties relating to ownership of the collateral, location and control of the collateral, and certain rights to payment.

Seller Subordination Agreement

Additionally, in connection with the A&R Credit Agreement and the CynergisTek transaction, Mathews, McMillan, Auxilio, and Avidbank entered into a subordination agreement (the “Subordination Agreement”), pursuant to which Mathews and McMillan agreed that unless and until all of Auxilio’s obligations under the A&R Credit Agreement has been repaid in full, Mathews and McMillan would not, except as provided in the Subordination Agreement, ask, demand, sue for, take or receive, or retain, from Auxilio or any other person or entity, by setoff or in any other manner, payment of all or any part of the Subordinate Debt (as defined below), or take any other action with respect to the Subordinate Debt; forgive, cancel or discharge any of the Subordinate Debt; ask, demand or receive any security for the Subordinate Debt; amend any documents relating to the Subordinate Debt or any other agreement, instrument or document evidencing or executed in connection with the Subordinate Debt in a manner that could reasonably be expected to be adverse to Lenders or Agent (or any other holders of the obligations arising under the A&R Credit Agreement); or bring or join with any creditor in bringing any insolvency proceeding against Auxilio. Additionally, Mathews and McMillan each directed Auxilio to make, and Auxilio agreed to make, such prior payment of Auxilio’s obligations under the A&R Credit Agreement to Agent and the Lenders.  The Subordination Agreement defines “Subordinate Debt” to include all debt of Auxilio owing to Mathews and McMillan (or either of them) (a) under the Seller Notes or (b) in respect of the Earn Out Payments (described above), in either case whether now existing or hereafter arising and including all principal, premium, interest, fees, attorneys’ fees, costs, charges, expenses, reimbursement obligations, any other indemnities or guarantees in each case with respect thereto, in each case whether direct or indirect, absolute or contingent, joint or several, due or not due, primary or secondary, liquidated or unliquidated, secured or unsecured.  So long as the Borrowers are not in default under the terms of the A&R Credit Agreement, Auxilio may make regular payments to the Stockholders under the Seller Notes.

Reverse Stock Split

On January 12, 2017, Auxilio, Inc. announced that it had received approval from the Financial Industry Regulatory Authority ("FINRA") of the Company's Company Related Action Notification Form relating to the implementation of a reverse split of its common stock, par value $0.001 per share  at a ratio of one-for-three, that is, one new share for each three old shares of the Company's common stock, whereby 24,557,224 outstanding shares of the Company’s common stock were exchanged for 8,185,936 newly issued shares of the Company's common stock. Under the terms of the reverse stock split, fractional shares issuable to stockholders were rounded up to the nearest whole share, resulting in a reverse split slightly less than one for three in the aggregate.

On December 22, 2016, the Company filed a Certificate of Amendment to its Articles of Incorporation relating to the reverse split.  The Amendment provides that no fractional shares of Common Stock will be issued to the holders of record of Common Stock prior to the reverse split. Instead, all fractional shares will be rounded up to the next whole number of shares.

The reverse split was approved at the 2015 Annual Meeting of the Company's Shareholders.  At that meeting, the Company's shareholders voted to approve a reverse split at a ratio between 1-for-1.5 shares and 1-for-3 shares, to be determined by the Company's Board of Directors.  The Board determined to implement the reverse split at the ratio of one for three shares.

The reverse stock split became effective with FINRA and in the marketplace at the open of business on Friday, January 13, 2017, whereupon the shares of common stock began trading on a reverse-split-adjusted basis.

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

10.30	Fourth Amendment to the Loan and Security Agreement between Avidbank and Auxilio, Inc. dated June 19, 2015, incorporated by reference to Exhibit 10.1 to our 10-Q filed on August 14, 2015.
10.31	Executive Employment Agreement, effective January 1, 2016, by and between Auxilio and Joseph J. Flynn, incorporated by reference to Exhibit 10.31 to our Form 10-K filed on March 30, 2016.
10.32	Executive Employment Agreement, effective January 1, 2016, by and between Auxilio and Paul T. Anthony, incorporated by reference to Exhibit 10.32 to our Form 10-K filed on March 30, 2016.
10.33

Stock Purchase Agreement between Auxilio, Inc., CynergisTek, Inc., a Texas corporation, Dr. Michael G. Mathews and Michael H. McMillan dated January 13, 2017, incorporated by reference to Exhibit 99.1 to our Form 8-K filed on January 17, 2017.

No.	Item
10.34

Registration Rights Agreement between Auxilio, Inc. and Michael G. Mathews and Michael McMillan dated January 13, 2017, incorporated by reference to Exhibit 99.2 to our Form 8-K filed on January 17, 2017.

10.35	Michael Mathews Promissory Note dated January 13, 2017, incorporated by reference to Exhibit 99.3 to our Form 8-K filed on January 17, 2017.
10.36	Michael McMillan Promissory Note dated January 13, 2017, incorporated by reference to Exhibit 99.4 to our Form 8-K filed on January 17, 2017.
10.37	Executive Employment Agreement, effective January 13, 2017, by and between Auxilio and Michael G. Mathews, incorporated by reference to Exhibit 99.5 to our Form 8-K filed on January 17, 2017
10.38	Executive Employment Agreement, effective January 13, 2017, by and between Auxilio and Michael McMillan, incorporated by reference to Exhibit 99.6 to our Form 8-K filed on January 17, 2017
10.39

Amended and Restated Credit agreement between Auxilio, its subsidiaries Auxilio Solutions, Inc., Delphiis, Inc., CynergisTek, Inc. collectively referred to as “borrowers”, and ZB, N.A., dba California Bank and Trust (“CBT”), and Avidbank, a California banking corporation, collectively referred to as “lenders”, dated January 13, 2017, incorporated by reference to Exhibit 99.7 to our Form 8-K filed on January 17, 2017

10.40

Security Agreement between Auxilio, its subsidiaries Auxilio Solutions, Inc., Delphiis, Inc., CynergisTek, Inc. and AvidBank, dated January 13, 2017, incorporated by reference to Exhibit 99.8 to our Form 8-K filed on January 17, 2017

10.41	Subordination Agreement between Mathews, McMillan, Auxilio, and Avidbank, dated January 13, 2017, incorporated by reference to Exhibit 99.9 to our Form 8-K filed on January 17, 2017
14	Code of Business Conduct and Ethics.
16.1	Letter regarding change in certifying accountants, dated February 14, 2002, incorporated by reference to Exhibit 16 to our Form 8-K filed on February 15, 2002.
16.2	Letter regarding change in certifying accountants dated December 22, 2005, incorporated by reference to Exhibit 16.1 to our Form 8-K/A filed on January 24, 2006.
21.1	Subsidiaries.
23.1	Consent of Haskell & White LLP, Independent Registered Public Accounting Firm.
24	Power of Attorney (included on the Signature Page).
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of CEO and CFO pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

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

March 28, 2017

By: /s/ Paul T. Anthony

Paul T. Anthony

Chief Financial Officer and

Principal Financial Officer

March 28, 2017

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Joseph J. Flynn	Director, Chief Executive Officer	March 28, 2017
Joseph J. Flynn	(Principal Executive Officer and Director)
/s/ Paul T. Anthony	Chief Financial Officer, Secretary	March 28, 2017
Paul T. Anthony	(Principal Financial Officer and Accounting Officer)
/s/ John D. Abouchar		March 28, 2017
John D. Abouchar	Director (Non-executive Chairman of the Board)
/s/ Brooks Corbin		March 28, 2017
Brooks Corbin	Director
/s/ Drexel DeFord		March 28, 2017
Drexel DeFord	Director

/s/ Mark Roberson		March 28, 2017
Mark Roberson	Director

/s/ Michael Vanderhoof		March 28, 2017
Michael Vanderhoof	Director