Form 10-Q
period 2017-03-31
AUXILIO INC
filed 2017-05-10
CIK 1011432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 000-27507

AUXILIO, INC.

(Exact name of registrant as specified in its charter)

         Nevada      880350448

(State or other jurisdiction of    (I.R.S. Employer

incorporation or organization)    Identification No.)

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

The number of shares of the issuer's common stock, $0.001 par value, outstanding as of May 8, 2017 was 9,388,767.

AUXILIO, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31, 2017	DECEMBER 31, 2016
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$3,162,399	$6,090,844
Accounts receivable, net	11,974,157	9,614,486
Supplies	1,018,611	1,087,318
Prepaid and other current assets	15,176	438,140
Total current assets	16,170,343	17,230,788

Property and equipment, net	971,891	689,418
Deposits	87,376	41,522
Deferred income taxes	5,282,531	5,282,531
Intangible assets, net	12,642,052	1,112,395
Goodwill	18,525,206	2,109,143
Total assets	$53,679,399	$26,465,797

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$9,720,885	$7,736,207
Accrued compensation and benefits	2,236,802	2,495,156
Deferred revenue	1,794,043	562,679
Current portion of long-term liabilities	3,235,271	606,686
Total current liabilities	16,987,001	11,400,728

Long-term liabilities:
Term loan, less current portion	11,223,333	750,000
Promissory notes to related parties, less current portion	8,250,000	-
Capital lease obligations, less current portion	268,033	199,644
Total long-term liabilities	19,741,366	949,644

Commitments and contingencies

Stockholders' equity:
Common stock, par value at $0.001, 33,333,333 shares authorized, 9,379,477 and 8,185,936 shares issued and outstanding at March 31, 2017 and December 31, 2016	9,379	8,186
Additional paid-in capital	30,813,578	27,985,448
Accumulated deficit	(13,871,925)	(13,878,209)
Total stockholders’ equity	16,951,032	14,115,425
Total liabilities and stockholders’ equity	$53,679,399	$26,465,797

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2017	2016
Revenues	$18,254,689	$14,515,640
Cost of revenues	13,667,541	12,206,328
Gross profit	4,587,148	2,309,312
Operating expenses:
Sales and marketing	1,369,008	671,347
General and administrative expenses	2,786,002	1,763,021
Total operating expenses	4,155,010	2,434,368
Income (loss) from operations	432,138	(125,056)
Other income (expense):
Other income	19	-
Interest expense	(412,334)	(25,700)
Total other income (expense)	(412,315)	(25,700)
Income (loss) before provision for income taxes	19,823	(150,756)
Income tax expense	(13,539)	(2,400)
Net income (loss)	$6,284	$(153,156)

Net income (loss) per share:
Basic	$0.00	$(0.02)
Diluted	$0.00	$(0.02)

Number of weighted average shares:
Basic	9,216,719	8,150,695
Diluted	9,615,285	8,150,695

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2017
(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2016	8,185,936	$8,186	$27,985,448	$(13,878,209)	$14,115,425
Stock compensation expense for options and warrants granted to employees and directors	-	-	24,659	-	24,659
Common stock issued in connection with the acquisition of CynergisTek, Inc.	1,166,666	1,166	2,770,833	-	2,771,999
Stock options exercised	26,665	23	32,642	-	32,665
Reverse stock split round-up shares issued	210	4	(4)	-	-
Net income	-	-	-	6,284	6,284
Balance at March 31, 2017	9,379,477	$9,379	$30,813,578	$(13,871,925)	$16,951,032

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$6,284	$(153,156)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation	91,224	48,982
Amortization of intangible assets	520,343	135,417
Stock compensation expense for warrants and options issued to employees and directors	24,659	45,517
Changes in operating assets and liabilities:
Accounts receivable	(633,273)	206,253
Supplies	68,707	46,260
Prepaid and other current assets	769,404	156,377
Deposits	(45,854)	16,596
Accounts payable and accrued expenses	(1,030,525)	(327,405)
Accrued compensation and benefits	(1,293,876)	(898,609)
Deferred revenue	(146,948)	(125,871)
Net cash used for operating activities	(1,669,855)	(849,639)
Cash flows from investing activities:
Purchases of property and equipment	(152,177)	(85,611)
Amount paid to purchase CynergisTek, net of cash received	(13,448,521)	-
Net cash used for investing activities	(13,600,698)	(85,611)
Cash flows from financing activities:
Proceeds from term loan	14,000,000	-
Payments on term loans	(1,646,667)	(125,000)
Payments on capital leases	(43,890)	(27,638)
Proceeds from issuance of common stock through stock options	32,665	-
Net cash provided by (used for) financing activities	12,342,108	(152,638)
Net decrease in cash and cash equivalents	(2,928,445)	(1,087,888)
Cash and cash equivalents, beginning of period	6,090,844	6,436,732
Cash and cash equivalents, end of period	$3,162,399	$5,348,844

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Three Months Ended March 31,
	2017	2016
Supplemental disclosure of cash flow information:

Interest paid	$198,416	$25,700

Income taxes paid	$1,950	$71,703

Non-cash investing and financing activities:

Property and equipment acquired through capital leases	$110,657	$22,170

Common stock issued in connection with the acquisition of CynergisTek, Inc.	$2,772,000	$-

Promissory notes issued in connection with the acquisition of CynergisTek, Inc.	$9,000,000	$-

Fair value of earn-out liability in connection with the acquisition of CynergisTek, Inc.	$2,356,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Auxilio, Inc. and its subsidiaries (the “Company”, “we”, “us” or “Auxilio”) have been prepared in accordance with generally accepted accounting principles of the United States of America (“GAAP”) for interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, these financial statements do not include all of the information and notes required by GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the Securities and Exchange Commission (“SEC”) on March 29, 2017.

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

The accompanying unaudited condensed consolidated financial statements include the accounts of Auxilio and its wholly owned subsidiaries.  All intercompany balances and transactions have been eliminated.

Based on our integration and management strategies, we operate in a single business segment. For the periods presented, all revenues were derived from domestic operations.

As described in Note 11, the Company acquired the outstanding shares of CynergisTek, Inc. on January 13, 2017.

We have performed an evaluation of subsequent events through the date of filing these unaudited condensed consolidated financial statements with the SEC.

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

3. OPTIONS AND WARRANTS

Below is a summary of Auxilio stock option and warrant activity during the three-month period ended March 31, 2017:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2016	1,454,242	$2.87
Granted	25,000	3.06
Exercised	(26,665)	1.41
Cancelled	(66,506)	1.41
Outstanding at March 31, 2017	1,386,071	$2.97	4.44	$1,290,427
Exercisable at March 31, 2017	1,127,807	$2.99	4.44	$1,045,963

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2016	326,249	$3.14
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding at March 31, 2017	326,249	$3.14	5.28	$243,700
Exercisable at March 31, 2017	326,249	$3.14	5.28	$243,700

For the three months ended March 31, 2017 and 2016, stock-based compensation expense recognized in the statement of operations was as follows:

	2017	2016
Cost of revenues	$13,955	$9,403
Sales and marketing	182	8,333
General and administrative expenses	10,522	27,781
Total stock based compensation expense	$24,659	$45,517

4. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is calculated using the weighted average number of shares of our common stock issued and outstanding during a certain period, and is calculated by dividing net income (loss) by the weighted average number of shares of our common stock issued and outstanding during such period. Diluted net income (loss) per share is calculated using the weighted average number of common and potentially dilutive common shares outstanding during the period, using the as-if-converted method for secured convertible notes, and the treasury stock method for options and warrants. Diluted net income (loss) per share does not include potentially dilutive securities because such inclusion in the computation would be anti-dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended March 31,
	2017	2016
Numerator:
Net income (loss)	$6,284	$(153,156)
Denominator:
Denominator for basic calculation weighted average shares	9,216,719	8,150,695

Dilutive Common Stock equivalents:
Dilutive common stock equivalents - options and warrants	398,566	-
Denominator for diluted calculation weighted average shares	9,615,285	8,150,695

Net income (loss) per share:
Basic net income (loss) per share	$0.00	$(0.02)
Diluted net income (loss) per share	$0.00	$(0.02)

5. INTANGIBLE ASSETS

Intangible assets are amortized over expected useful lives ranging from 1.5 to 10 years and consist of the following:

	March 31, 2017		December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Delphiis, Inc.
Acquired technology	$900,000	$(776,734)	$900,000	$(772,484)
Customer relationships	400,000	(325,173)	400,000	(316,859)
Trademarks	50,000	(50,000)	50,000	(50,000)
Non-compete agreements	20,000	(19,687)	20,000	(19,374)
Total intangible assets, Delphiis, Inc.	$1,370,000	$(1,171,594)	$1,370,000	$(1,158,717)

Redspin
Acquired technology	$1,050,000	$(531,850)	$1,050,000	$(515,658)
Customer relationships	600,000	(400,000)	600,000	(350,000)
Trademarks	200,000	(128,066)	200,000	(122,071)
Non-compete agreements	100,000	(64,147)	100,000	(61,159)
Total intangible assets, Redspin	$1,950,000	$(1,124,063)	$1,950,000	$(1,048,888)

CynergisTek, Inc.
Acquired technology	$8,150,000	$(203,750)	$-	$-
Customer relationships	2,150,000	(134,375)	-	-
Trademarks	1,550,000	(77,500)	-	-
Non-compete agreements	200,000	(16,666)	-	-
Total intangible assets, CynergisTek, Inc.	$12,050,000	$(432,291)	$-	$-

Total intangible assets	$15,370,000	$(2,727,948)	$3,320,000	$(2,207,605)

6. ACCOUNTS RECEIVABLE

A summary of accounts receivable is as follows:

	March 31, 2017	December 31, 2016
Trade receivables	$11,416,046	$8,046,561
Unbilled revenue, net and unapplied advances	558,111	1,567,925
Allowance for doubtful accounts	-	-
Total accounts receivable	$11,974,157	$9,614,486

7. LINE OF CREDIT AND TERM LOAN

On May 4, 2012, we entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Avidbank Corporate Finance, a Division of Avidbank (“Avidbank”).  On April 26, 2013, we amended the Loan and Security Agreement with Avidbank. On April 25, 2014, we again amended the Loan and Security Agreement with Avidbank (the “Second Avidbank Amendment”). This line of credit was further extended through June 25, 2015 under the third amendment to the Loan and Security Agreement. On June 19, 2015, we again amended the Loan and Security Agreement with Avidbank (the “Fourth Avidbank Amendment”). Under the Fourth Avidbank Amendment, the term of the revolving line-of-credit of up to $2.0 million was extended through June 19, 2017, at an interest rate of prime plus 0.75% per annum.  On January 13, 2017, as part of the acquisition of CynergisTek, Inc., we entered into an Amended and Restated Credit Agreement (the “A&R Credit Agreement”) with California Bank and Trust and Avidbank (collectively the “lenders”). Under the A&R Credit Agreement, the term of the revolving line-of-credit is available through January 13, 2019 at an interest rate of prime plus 1.0% per annum. As of March 31, 2017, the interest rate was 5.0%.  There will be no minimum interest payable with respect to any calendar quarter. The amount available to us at any given time is the lesser of (a) $5.0 million, or (b) the amount available under our borrowing base (80% of our eligible accounts, minus (1) accrued client lease payables, and minus (2) accrued equipment pool liability). As of March 31, 2017, and December 31, 2016, no amounts were outstanding under the line of credit.

The Fourth Avidbank Amendment provided for a term loan facility which allowed for advances up to $4,000,000 through June 19, 2016. Our initial draw was for $2,000,000 in 2015. Term loan repayments shall be in 48 equal installments of principal, plus accrued interest at an interest rate of prime plus 1.25% per annum. As of December 31, 2016, outstanding borrowings under the term loan were $1,250,000 at an interest rate of 4.75%. On January 13, 2017, this loan was repaid in full. On that date, we entered into the A&R Credit Agreement which provided a term loan facility for $14,000,000. Term loan repayments shall be in 48 monthly principal installments of $198,333, plus accrued interest at an interest rate of prime plus 1.5% per annum, followed by 12 monthly principal installments of $373,333, plus accrued interest at an interest rate of prime plus 1.5%. As of March 31, 2017, outstanding borrowings under the term loan are $13,603,333 at an interest rate of 5.5%.

While there are outstanding credit extensions, we are to maintain an asset coverage ratio of cash plus accounts receivable divided by all obligations owing to the bank within one year of at least 1.50 to 1.00, measured monthly, and a fixed charge coverage ratio, whereby adjusted EBITDA for the most recent twelve months shall be no less than 1.15 to 1.00 of the sum of the following: (i) Non-Financed Capital Expenditures, (ii) taxes paid in cash during such period, (iii) Distributions paid in cash during such period, (iv) any Earnout Payment paid in cash during such period, and (v) Debt Service for such period, all as determined in accordance with GAAP. We were in compliance with all covenants as of March 31, 2017 and December 31, 2016.

In connection with the A&R Credit Agreement, Auxilio, and its subsidiaries Auxilio Solutions, Inc., Delphiis, Inc., and CynergisTek, Inc. (collectively the “Borrowers”) entered into a security agreement (the “Security Agreement”), pursuant to which each of the Borrowers agreed to grant to Agent, for the ratable benefit of itself, the Lenders and the other secured parties, a first priority security interest in certain collateral to secure prompt payment and performance of the secured obligations under the A&R Credit Agreement.  Pursuant to the Security Agreement, the “Collateral” was defined as including any and all (all such terms as defined in the Security Agreement) of the Accounts, Chattel Paper, Commercial Tort Claims, Deposit Accounts, Documents, Equipment, Instruments, Inventory, Investment Property, General Intangibles, Letter of Credit Rights, Negotiable Collateral, Supporting Obligations, Vehicles, Grantors’ Books, in each case whether now existing or hereafter acquired or created, any money or other assets of any Grantor that now or hereafter come into the possession, custody, or control of Agent and any Proceeds or products of any of the foregoing, or any portion thereof.  In connection with the grant of the security interest in the Collateral, each of the Borrowers made standard representations and warranties relating to ownership of the collateral, location and control of the collateral, and certain rights to payment.

Additionally, in connection with the A&R Credit Agreement and the CynergisTek transaction, (see Note 11), Michael Mathews, (“Mathews”), Michael McMillan (“McMillan”), Auxilio, and Avidbank entered into a subordination agreement (the “Subordination Agreement”), pursuant to which Mathews and McMillan agreed that unless and until all of Auxilio’s obligations under the A&R Credit Agreement have been repaid in full, Mathews and McMillan would not, except as provided in the Subordination Agreement, ask, demand, sue for, take or receive, or retain, from Auxilio or any other person or entity, by setoff or in any other manner, payment of all or any part of the Subordinate Debt (as defined below), or take any other action with respect to the Subordinate Debt; forgive, cancel or discharge any of the Subordinate Debt; ask, demand or receive any security for the Subordinate Debt; amend any documents relating to the Subordinate Debt or any other agreement, instrument or document evidencing or executed in connection with the Subordinate Debt in a manner that could reasonably be expected to be adverse to Lenders or Agent (or any other holders of the obligations arising under the A&R Credit Agreement); or bring or join with any creditor in bringing any insolvency proceeding against Auxilio. Additionally, Mathews and McMillan each directed Auxilio to make, and Auxilio agreed to make, such prior payment of Auxilio’s obligations under the A&R Credit Agreement to Agent and the Lenders.  The Subordination Agreement defines “Subordinate Debt” to include all debt of Auxilio owing to Mathews and McMillan (or either of them) (a) under the promissory notes due to Mathews and McMillan (the “Seller Notes”) or (b) in respect of the Earn Out Payments (described in Note 11), in either case whether now existing or hereafter arising and including all principal, premium, interest, fees, attorneys’ fees, costs, charges, expenses, reimbursement obligations, any other indemnities or guarantees in each case with respect thereto, in each case whether direct or indirect, absolute or contingent, joint or several, due or not due, primary or secondary, liquidated or unliquidated, secured or unsecured.  So long as the Borrowers are not in default under the terms of the A&R Credit Agreement, Auxilio may make regular payments to Mathews and McMillan under the Seller Notes.

The foregoing description of the Fourth Amendment to the Loan and Security Agreement between Avidbank and Auxilio is qualified in its entirety by reference to the terms of the Loan and Security Agreement, which is found as Exhibit 10.1 of our form 10-Q filed on August 14, 2015. The foregoing descriptions of the A&R Credit Agreement, Security Agreement and Subordination Agreement are qualified in their entirety by reference to the respective agreements.  These agreements are found in our Form 8-K filed on January 17, 2017 as Exhibits 99.7, 99.8, and 99.9.

Interest charges associated with the line of credit, totaled $0 and $0 respectively, for the three months ended March 31, 2017 and 2016, respectively. In addition, on January 13, 2017, we paid a $25,000 revolving loan commitment fee. Interest charges associated with the term loans, totaled $119,272 and $20,499 for the three months ended March 31, 2017 and 2016, respectively. In addition, on January 13, 2017, we paid a $70,000 term loan commitment fee.

As additional consideration for the original Loan and Security Agreement, we issued Avidbank a 5-year warrant to purchase up to 24,033 shares of our common stock at an exercise price of $4.16 per share. We entered into a warrant repurchase agreement with Avidbank whereby on April 6, 2017 we paid them $4,743 to repurchase these warrants.

8. PROMISSORY NOTES

In connection with the acquisition of CynergisTek, Inc. (Note 11) we issued two promissory notes totaling $9,000,000 to Dr. Michael G. Mathews and Michael McMillan (the “Seller Notes”), with each of the Seller Notes having an initial principal amount of $4,500,000.  These Seller Notes bear interest at 8% per annum, require quarterly interest-only payments during the first 12 months, quarterly payments of principal and interest during the last 24 months, using a 36-month amortization period commencing from that point, with a balloon payment due on the maturity date.  Amounts due and owing under the Seller Notes are subordinate to the right of payment due under the A&R Credit Agreement pursuant to the Subordination Agreement (Note 7).  Auxilio has the right to prepay all or any portion of the outstanding principal balance of the Seller Notes, provided that such prepayment is accompanied by accrued interest on the amount of principal prepaid, calculated to the date of such prepayment.

The foregoing descriptions of the Seller Notes and Subordination Agreement are qualified in their entirety by reference to the respective agreements.  These agreements are found in our Form 8-K filed on January 17, 2017 as Exhibits 99.3, 99.4 and 99.9.

Interest charges associated with the Seller Notes totaled $151,890 for the three months ended March 31, 2017.

9. EMPLOYMENT AGREEMENTS

Effective January 1, 2016, we entered into an employment agreement with Joseph Flynn (the “2016 Flynn Agreement”). The 2016 Flynn Agreement provides that Mr. Flynn will continue his employment as our President and CEO (Mr. Flynn resigned as President in January 2017).  The 2016 Flynn Agreement has a term of two years, provides for an annual base salary of $300,000, and will automatically renew for subsequent twelve (12) month terms unless either party provides advance written notice to the other that such party does not wish to renew the agreement for a subsequent twelve (12) months.  Mr. Flynn also receives the customary employee benefits available to our employees. Mr. Flynn is also entitled to receive a bonus of up to $180,000 per year, the achievement of which is based on Company performance metrics.  We may terminate Mr. Flynn’s employment under the Flynn Agreement without cause at any time on thirty (30) days advance written notice, at which time Mr. Flynn would receive severance pay for twelve months and be fully vested in all options and warrants granted to date.  The foregoing summary of the 2016 Flynn Agreement is qualified in its entirety by reference to the full context of the employment agreement, which is found as Exhibit 10.31 to our Annual Report on Form 10-K filed with the SEC on March 30, 2016.

Effective January 1, 2016, we entered into an employment agreement with Paul Anthony (the “2016 Anthony Agreement”). The 2016 Anthony Agreement provides that Mr. Anthony will continue to serve as our Executive Vice President (“EVP”) and CFO. The 2016 Anthony Agreement has a term of two years, and provides for an annual base salary of $245,000. The 2016 Anthony Agreement will automatically renew for subsequent twelve (12) month terms unless either party provides advance written notice to the other that such party does not wish to renew the agreement for a subsequent twelve (12) months.  Mr. Anthony also receives the customary employee benefits available to our employees. Mr. Anthony is also entitled to receive a bonus of up to $132,000 per year, the achievement of which is based on Company performance metrics. We may terminate Mr. Anthony’s employment under the 2016 Anthony Agreement without cause at any time on thirty (30) days advance written notice, at which time Mr. Anthony would receive severance pay for twelve months and be fully vested in all options and warrants granted to date.  The foregoing summary of the 2016 Anthony Agreement is qualified in its entirety by reference to the full context of the employment agreement, which is found as Exhibit 10.32 to our Annual Report on Form 10-K filed with the SEC on March 30, 2016. In 2017, the Board of Directors authorized an increase in Mr. Anthony’s base salary to $250,000 and increased his potential annual bonus amount to $150,000.

The employment agreements of Dr. Michael G. Mathews and Michael McMillan are described in Note 11 as part of the acquisition of CynergisTek, Inc.

10. CONCENTRATIONS

Cash Concentrations

At times, cash balances held in financial institutions are in excess of federally insured limits. Management performs periodic evaluations of the relative credit standing of financial institutions and limits the amount of risk by selecting financial institutions with a strong credit standing.

Major Customers

Our two largest customers accounted for approximately 41% of our revenues for the three months ended March 31, 2017 compared to approximately 46% of our revenues for the three months ended March 31, 2016.  These customers had net accounts receivable totaling approximately $5,200,000 and $4,600,000 as of March 31, 2017 and December 31, 2016, respectively.

11. STOCK PURCHASE AGREEMENT – CYNERGISTEK, INC.

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

Pursuant to the SPA, the purchase price paid for the Shares consisted of four components: the Cash Consideration, the Securities Consideration, the Debt Consideration, and the Earn-out Consideration. The total purchase price was approximately $28.3 million

• Cash Consideration.  Auxilio paid the Stockholders a cash payment of $15,000,000, less Closing Net Working Capital Deficit, Funded Indebtedness and Designated Transaction Expenses (defined as certain expenses of the Stockholders and certain expenses of CynergisTek). The net cash amount paid to the Stockholders was $14,202,645. Auxilio funded $14 million of the cash consideration through a term loan (Note 7).

• Securities Consideration.  Auxilio issued a total of 1,166,666 shares of Auxilio common stock, par value $0.001 per share (the “Auxilio Stock”) to the Stockholders, with each of the Stockholders receiving 583,333 shares. The estimated fair value of the Common Stock issued was approximately $2.8 million at closing.

• Debt Consideration.  Auxilio issued promissory notes totaling $9,000,000 to the Stockholders (the “Seller Notes”), with each of the Seller Notes having an initial principal amount of $4,500,000.  The Seller Notes bear interest at 8% per annum, with quarterly interest-only payments in the first year, and quarterly payments of principal and interest in the next 24 months, using a 36-month amortization period commencing from that point, with a balloon payment due on the maturity date.  Amounts due and owing under the Seller Notes are subordinate to the right of payment due under the AvidBank Loan (described below) pursuant to the Subordination Agreement.  Auxilio has the right to prepay all or any portion of the outstanding principal balance of the Seller Notes, provided that such prepayment is accompanied by accrued interest on the amount of principal prepaid, calculated to the date of such prepayment.

• Earn-out Consideration.   The Stockholders may be entitled to an additional $7,500,000 based upon the financial performance of CynergisTek after closing of the CynergisTek Transaction, to be calculated based upon EBITDA generated by the CynergisTek business during the earn-out period, which began as of January 1, 2017, and ends on December 31, 2021 (the “Earn-out Payments”). The estimated fair value of the earn-out was approximately $2.3 million at closing.

Pursuant to the SPA, CynergisTek and the Stockholders agreed to deliver to Auxilio certificates representing the Shares; the corporate record books of CynergisTek; and the employment agreements (described below). Auxilio agreed to deliver the Cash Consideration, the Securities Consideration, the Debt Consideration and the signed employment agreements. By agreement of the parties, the effective date of the CynergisTek transaction for accounting purposes was January 1, 2017.

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

McMillan Employment Agreement.

Auxilio and McMillan entered into an employment agreement (the “McMillan Employment Agreement”), pursuant to which Auxilio employs McMillan as President and Chief Strategy Officer of Auxilio. McMillan agreed that his duties for Auxilio and its subsidiaries CynergisTek, Inc. and Delphiis, Inc. would be substantially similar to those duties that McMillan has performed on behalf of CynergisTek, and would include, without limitation, responsibility for executive leadership and business development strategy.  McMillan also agreed to perform additional duties as reasonably assigned by Auxilio’s Chief Executive Officer, and/or Board of Directors in order to advance the interests of Auxilio and its subsidiaries. The initial term of the McMillan Employment Agreement is 36 months from January 13, 2017, and will automatically renew for subsequent 12-month terms unless either party provides written notice to the other party of a desire to not renew the agreement.

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

Mathews Employment Agreement.

Auxilio and Mathews entered into an employment agreement (the “Mathews Employment Agreement”), pursuant to which Auxilio employs Mathews as Executive Vice President of Auxilio. (Mathews was also appointed Chief Operation Officer on April 27, 2017). Mathews agreed that his duties for Auxilio and its subsidiaries CynergisTek, Inc. and Delphiis, Inc. would be substantially similar to those duties that Mathews has performed on behalf of CynergisTek, and would include, without limitation, day-to-day P&L responsibility for the cybersecurity service business line.  Mathews also agreed to perform additional duties as reasonably assigned by Auxilio’s President, Chief Executive Officer, and/or Board of Directors in order to advance the interests of Auxilio and its subsidiaries. The initial term of the Mathews Employment Agreement is 36 months from January 13, 2017, and will automatically renew for subsequent 12-month terms unless either party provides written notice to the other party of a desire to not renew the agreement.

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

Loan Facilities

Term Loans:  Pursuant to the A&R Credit Agreement, the Lenders agreed to provide term loans in the aggregate amount of $14,000,000 to Auxilio, which was paid to the Stockholders as part of the Cash Consideration in the CynergisTek Transaction (described above).  The term loans bear interest at a rate of Prime plus 1.5%, and the loans mature on January 12, 2022.

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

The preliminary allocation of the purchase price of the assets acquired and liabilities assumed based on their fair values was as follows:

Acquired technology	$8,150,000
Customer relationships	2,150,000
Trademarks	1,550,000
Non-compete agreements	200,000
Goodwill	16,416,063
Cash	754,125
Accounts receivable	1,726,398
Other assets	346,439
Fixed assets, net	110,657
Accounts payable and accrued expenses	(659,203)
Accrued compensation	(1,035,522)
Deferred revenue	(1,378,312)
Total	$28,330,645

Purchased identifiable intangible assets are amortized on a straight-line basis over the respective useful lives. Estimated useful lives of the identifiable intangible assets acquired ranges from three to ten years. We also recognized goodwill of $16,416,063. Goodwill is recognized as we expect to be able to realize synergies between the two companies, primarily our ability to provide market and reach for the Redspin products and services to Auxilio’s customers.

The Company incurred approximately $330,000 in legal, accounting and other professional fees related to this acquisition, of which approximately $174,000 were expensed during the three months ended March 31, 2017.

As of the date of this report, management is still in the process of determining the final accounting related to the CynergisTek transaction. Because management’s analysis has not yet been completed, the Company’s determination of the purchase price and the resulting purchase price allocation is preliminary.

Pro Forma Information

The following supplemental unaudited pro forma information presents the combined operating results of the Company and the acquired business during the three months ended March 31, 2017 and 2016, as if the acquisition had occurred at the beginning of each of the periods presented. The pro forma information is based on the historical financial statements of the Company and that of the acquired business. Amounts are not necessarily indicative of the results that may have been attained had the combinations been in effect at the beginning of the periods presented or that may be achieved in the future.

	Three Months Ended March 31,
	2017	2016
Pro forma net revenue	$18,254,689	$17,656,161
Pro forma net income (loss)	$6,284	$(241,435)
Pro forma basic net income (loss) per share	$0.00	$(0.03)
Pro forma diluted net income (loss) per share	$0.00	$(0.03)

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

Readers should carefully review the risk factors described in other documents we file from time to time with the SEC, including our Form 10-K for the fiscal year ended December 31, 2016.  Our filings with the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those filings, pursuant to Sections 13(a) and 15(d) of the Exchange Act, are available free of charge at www.auxilioinc.com, when such reports are available via the EDGAR system maintained by the SEC at www.sec.gov.

OVERVIEW

We are engaged in the business of providing fully-outsourced managed document services, workflow solutions and cybersecurity consulting services primarily to the healthcare industry, and provide services to financial institutions, gaming and other industries when the request arises. Our business is operated throughout the United States.

Our document solutions group provides a vendor neutral program that enhances security of printed, stored data and digital documents while driving out costs and inefficiencies within the patient information logistical chain. We assume all costs related to print environments through customized, streamlined and seamless integration of services at predictable fixed rates. Our on-site staff creates manageable, dependable print management programs by managing the back-office processes of our hospital clients.  The process is initiated through a detailed proprietary assessment.  The assessment is a strategic, operational and financial analysis that is performed at the customer’s premises using a combination of proprietary processes and innovative technology for data collection and report generation.  After the assessment and upon engagement, we charge the customer on a per print basis.  This charge covers the entire print management process and includes placement of a highly trained on-site resident team.

Our cybersecurity consulting group measures privacy, security and compliance programs against regulatory requirements and assists in developing risk management best practices. Our security experts perform technical assessments, penetration testing and remediation services, in addition to providing 24/7 advisory services to our Compliance Assist Partner Program customers. With our proven and prescriptive methodology, we help build the foundation needed to ensure the confidentiality, integrity and security of patient health information (PHI). Our proprietary RiskSonar IT Risk Manager SaaS Solution streamlines how covered entities perform annual and on-going risk assessments on their business associates, clinics, projects and hospitals.

Our common stock currently trades on the NYSE MKT under the stock symbol “AUXO”.

Where appropriate, references to “Auxilio,” the “Company,” “we,” “us” or “our” include Auxilio, Inc. and its wholly-owned subsidiaries, Auxilio Solutions, Inc., a California corporation, CynergisTek, Inc., a Texas corporation, and Delphiis, Inc., a California corporation.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. We evaluate these estimates on an on-going basis, including those estimates related to customer programs and incentives, product returns, bad debts, supplies, investments, intangible assets, income taxes, contingencies and litigation.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for our judgments about the carrying values of assets and liabilities which are not readily apparent from other sources. As a result, actual results may differ from these estimates under different assumptions or conditions.

We consider the following accounting policies to be most important to the portrayal of our financial condition and those that require the most subjective judgment:

• Revenue recognition and deferred revenue

The Company, operating under a consolidated strategy and management structure, derives its revenue from the following sources: (1) document solution services revenue; (2) equipment revenue; (3) managed services revenue; (4) software subscriptions; (5) consulting services revenue; and (6) hardware and software resale revenue.

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

Managed Services Revenue and Software Subscriptions

Managed service revenue and software subscriptions are recognized ratably over the contract terms beginning on the commencement date of each contract, which is the date the use of the software is made available to customers. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. The Company’s software subscription service arrangements are non-cancelable and do not contain refund-type provisions.

Consulting Service Revenue

Consulting services contracts are on either a fixed fee or a time and materials basis. For fixed fee arrangements, revenue is recognized ratably over the term of the project. For time and materials arrangements, revenues are recognized as the services are rendered.

Hardware and Software Resale Revenue

For hardware and software resales, the Company recognizes revenue on a gross basis, as the Company is deemed to be the primary obligor in these arrangements. Revenue from the resale of hardware is recognized when delivered to the customer. For software resales, when the Company does not provide any services that are considered essential to the functionality of the software, revenue is recognized upon delivery of the software. All product warranties and upgrades or enhancements are provided exclusively by the manufacturer. The Company does not sell any internally-developed software.

For hardware and software maintenance arrangements, the Company recognizes revenue at the time of sale on a net basis, as a third-party service provider is deemed to be the primary obligor. Under net sales recognition, the cost of the third-party service provider or vendor is recorded as a direct reduction to net revenues on the statements of operations.

Deferred Revenue

Deferred revenue primarily consists of billings or payments received in advance of the amount of revenue recognized and such amounts are recognized as the revenue recognition criteria are met.

• Cash and cash equivalents

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

• Supplies

Supplies consist of parts and supplies for the automated office equipment, including copiers, facsimile machines and printers. Supplies are valued at the lower of cost or market value on a first-in, first-out basis.

• Property and equipment

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

• Goodwill and intangible assets

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

• Long-lived assets

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

• Fair value of Financial Instruments

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

Reference is made to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed on March 30, 2017 for additional discussion of our critical accounting policies.

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

Revenue

Revenue increased by approximately $3,700,000 to $18,254,689 for the three months ended March 31, 2017, as compared to the same period in 2016.  This increase is largely attributable to the growth in our cyber security professional services as a result of the acquisition of CynergisTek, Inc. (“CynergisTek”) in January 2017. Revenues from services increased by approximately $3,100,000. Equipment sales for 2017 were approximately $1,200,000 as compared to approximately $500,000 in 2016. Equipment revenues are primarily from copier fleet refresh activities at customers. These fleet refreshes are sporadic since they are typically done every five years at any one customer facility. Revenue from managed document services were approximately $13,200,000 in both 2017 and 2016. New customers and expansion of services at existing customers were offset equally by terminations as well as volume and negotiated rate reductions at existing customers.

Cost of Revenue

Cost of revenue consists of salaries and expenses of direct labor and indirect support staff as well as document imaging equipment, parts and supplies.  Cost of revenue was $13,667,541 for the three months ended March 31, 2017, as compared to $12,206,328 for the same period in 2016. The increase in the cost of revenue in 2017 is primarily attributed to the professional services labor used to provide cyber security services for CynergisTek’s customers. Overall, we incurred approximately $1,300,000 in additional professional services staffing.  Equipment costs increased by approximately $600,000 in 2017, primarily as a result of the increase in equipment revenues from the copier fleet refresh activities. Offsetting this, we reduced our managed document services labor costs by approximately $200,000 in 2017 primarily as a result of reducing contract labor headcount. We also were able to reduce service and supply costs by approximately $200,000 in 2017 as a result of negotiating better pricing with our vendors.

Gross margin increased to 25% of revenue for the three months ended March 31, 2017 as compared to 16% for the same period in 2016. The increase is largely attributable to higher gross margins attained from professional services rendered though the newly acquired Cynergistek.

Sales and Marketing

Sales and marketing expenses include salaries, commissions and expenses for sales and marketing personnel, travel and entertainment, and other selling and marketing costs. Sales and marketing expenses were $1,369,008 for the three months ended March 31, 2017, as compared to $671,347 for the same period in 2016. The increase is primarily attributable to the addition of the CynergisTek sales and marketing team.

General and Administrative

General and administrative expenses include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses and other administrative costs. General and administrative expenses increased by $1,022,981 to $2,786,002 for the three months ended March 31, 2017, as compared to $1,763,021 for the three months ended March 31, 2016.  The increase in general and administrative expenses is attributed to 1) approximately $140,000 in staffing cost due primarily to the addition of CynergisTek executives, accounting and other administrative staff; 2) approximately $70,000 increase in rent for Cynergistek offices; 3) approximately $200,000 increase in professional fees, of which were incurred in connection with the acquisition of CynergisTek; 4) approximately $80,000 paid to the NYSE MKT to uplist to their exchange in February 2017; 4) approximately $430,000 of amortization charges against the identified intangible assets acquired with CynergisTek; and 5) approximately $100,000 in increase travel, office and related charges as a result of acquiring CynergisTek.

Other Income (Expense)

Interest expense for the three months ended March 31, 2017 was $412,334, compared to $25,700 for the same period in 2016. The increase is due primarily to interest paid on the term loan of $14,000,000 and promissory notes totaling $9,000,000 which were used to finance the acquisition of CynergisTek.

Income Tax Expense

Income tax expense for the three months ended March 31, 2017 was $13,539 which is reflective of minimal earnings and some statutory charges. This compares to $2,400 in 2016, where a minimum provision was recorded on a net loss position.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2017, our cash and cash equivalents were $3,162,399 and our working capital deficit was $816,658.  Our principal cash requirements are for operating expenses, including equipment, supplies, employee costs, and capital expenditures and funding of the operations. Our primary sources of cash are revenues from operations and our bank line of credit.

During the three months ended March 31, 2017, our cash used for operating activities amounted to $1,669,855, as compared to $849,639 used by operating activities for the same period in 2016.  The increase in cash used by operating activities in 2017 is primarily due to an increase in accounts receivable balance in 2017. Our days sales outstanding has increased and we are making efforts to improve collections with our customers. We believe this occurrence of slowed collections to be temporary.

We expect to continue to establish recurring revenue contracts with new customers throughout 2017. We expect to have higher cost of revenues at the start of the engagements with most new customers. In January 2017, we borrowed $14,000,000 under a five-year term loan agreement with a financial institution where we also have in place the availability of a $5,000,000 line of credit. The term loan was used to finance the acquisition of CynergisTek. Any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants.  Management believes that cash generated from debt and/or equity financing arrangements along with funds from operations will be sufficient to sustain our business operations over the next twelve months. Management believes that cash flows from operations together with cash reserves and our bank line of credit availability will allow us to operate without disruption.

OFF-BALANCE SHEET ARRANGEMENTS

Our off-balance sheet arrangements consist primarily of conventional operating leases, purchase commitments and other commitments arising in the normal course of business, as further discussed below under “Contractual Obligations and Contingent Liabilities and Commitments.” As of March 31, 2017, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

 As of March 31, 2017, expected future cash payments related to contractual obligations and commercial commitments were as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Term loan and promissory notes	$26,243,992	$4,538,187	$14,853,675	$6,852,130	$-
Capital leases	317,370	153,660	142,101	21,609	-
Operating leases	1,928,282	466,330	993,980	467,972	-
Total	$28,489,644	$5,158,177	$15,989,756	$7,341,711	$-

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

Given the recent acquisition of CynergisTek (described elsewhere in this report), management’s assessment did not include this newly acquired entity.  Management is in the process of assessing CynergisTek’s disclosure controls and procedures, including its internal control over financial reporting, and designing and implementing key controls where necessary. Other than this occurrence, no change in our internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART –II - OTHER INFORMATION

ITEM 1A.                 RISK FACTORS.

As of the date of this filing, there have been no material changes to the Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on March 29, 2017 (the “2016 Form 10-K”).  The Risk Factors set forth in the 2016 Form 10-K should be read carefully in connection with evaluating our business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q.  Any of the risks described in the 2016 Form 10-K could materially adversely affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made.  These are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

AUXILIO, INC.
Date: May 10, 2017	By: /s/ Joseph J. Flynn
Joseph J. Flynn Chief Executive Officer (Principal Executive Officer)
Date: May 10, 2017	By: /s/ Paul T. Anthony
Paul T. Anthony Chief Financial Officer (Principal Accounting Officer)