Form 10-Q
period 2017-06-30
AUXILIO INC
filed 2017-08-10
CIK 1011432

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Non-accelerated filer ☐Smaller reporting company ☑

Emerging growth company  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Section 12b-2 of the Exchange Act).  Yes ☐No ☑.

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act.

The number of shares of the issuer’s common stock, $0.001 par value, outstanding as of August 9, 2017 was 9,501,760.

AUXILIO, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

AUXILIO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,834,859	$6,090,844
Accounts receivable	11,286,721	9,614,486
Supplies	1,073,091	1,087,318
Prepaid and other current assets	1,514,589	438,140
Total current assets	16,709,260	17,230,788

Property and equipment, net	940,906	689,418
Deposits	87,376	41,522
Deferred income taxes	5,282,531	5,282,531
Intangible assets, net	12,121,709	1,112,395
Goodwill	18,525,206	2,109,143
Total assets	$53,666,988	$26,465,797

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$9,647,313	$7,736,207
Accrued compensation and benefits	2,890,213	2,495,156
Deferred revenue	1,653,904	562,679
Current portion of long-term liabilities	4,022,339	606,686
Total current liabilities	18,213,769	11,400,728

Long-term liabilities:
Term loan, less current portion	10,628,333	750,000
Promissory notes to related parties, less current portion	7,500,000	-
Capital lease obligations, less current portion	187,091	199,644
Total long-term liabilities	18,315,424	949,644
Total liabilities	36,529,193	12,350,372

Commitments and contingencies

Stockholders' equity:
Common stock, par value at $0.001, 33,333,333 shares authorized, 9,499,016 and 8,185,936 shares issued and outstanding at June 30, 2017 and December 31, 2016	9,499	8,186
Additional paid-in capital	30,926,034	27,985,448
Accumulated deficit	(13,797,738)	(13,878,209)
Total stockholders’ equity	17,137,795	14,115,425
Total liabilities and stockholders’ equity	$53,666,988	$26,465,797

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months		Six Months
	Ended June30,		Ended June30,
	2017	2016	2017	2016
Revenues	$ 16,798,912	$ 15,162,070	$ 35,053,601	$ 29,677,709
Cost of revenues	12,435,758	12,070,163	26,103,300	24,276,490

Gross profit	4,363,154	3,091,907	8,950,301	5,401,219

Operating expenses:
Sales and marketing	1,371,847	730,149	2,740,855	1,401,496
General and administrative expenses	2,472,576	1,649,006	5,258,577	3,412,027

Total operating expenses	3,844,423	2,379,155	7,999,432	4,813,523

Income from operations	518,731	712,752	950,869	587,696

Other income (expense):
Other income	3	-	22	-
Interest expense	(376,547)	(23,554)	(788,881)	(49,254)

Total other income (expense)	(376,544	(23,554)	(788,859)	(49,254)

Income before provision for income taxes	142,187	689,198	162,010	538,442

Income tax expense	(68,000)	(41,600)	(81,539)	(44,000)

Net income	$ 74,187	$ 647,598	$ 80,471	$ 494,442

Net income per share:
Basic	$ 0.01	$ 0.08	$ 0.01	$ 0.06
Diluted	$ 0.01	$ 0.08	$ 0.01	$ 0.06

Number of weighted average shares:
Basic	9,438,990	8,170,328	9,328,759	8,160,457
Diluted	10,281,042	8,270,914	10,038,271	8,302,490

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2017

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2016	8,185,936	$8,186	$27,985,448	$(13,878,209)	$14,115,425
Stock compensation expense for options and warrants granted to employees and directors	-	-	59,265	-	59,265
Stock compensation expense for restricted stock units granted to employees	-	-	44,183	-	44,183
Common stock issued in connection with the acquisition of CynergisTek, Inc.	1,166,666	1,166	2,770,833	-	2,771,999
Stock options and warrants exercised	146,204	31	66,421	-	66,452
Reverse stock split round-up shares issued	210	116	(116)	-	-
Net income	-	-	-	80,471	80,471
Balance at June 30, 2017	9,499,016	$9,499	$30,926,034	$(13,797,738)	$17,137,795

The accompanying notes are an integral part of these condensed consolidated financial statements

.

AUXILIO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$80,471	$494,442
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation	190,159	101,854
Amortization of intangible assets	1,040,686	270,833
Stock compensation expense for warrants and options granted to employees and directors	59,265	102,192
Stock compensation expense for restricted stock units granted to employees	44,183	-
Changes in operating assets and liabilities:
Accounts receivable	54,163	(1,314,263)
Supplies	14,227	131,845
Prepaid and other current assets	(730,009)	135,374
Deposits	(45,854)	16,596
Accounts payable and accrued expenses	(1,104,097)	(550,036)
Accrued compensation and benefits	(640,465)	(689,213)
Deferred revenue	(287,087)	(314,332)
Net cash used for operating activities	(1,324,358)	(1,614,708)
Cash flows from investing activities:
Purchases of property and equipment	(220,126)	(128,184)
Amount paid to purchase CynergisTek, net of cash received	(13,448,522)	-
Net cash used for investing activities	(13,668,648)	(128,184)
Cash flows from financing activities:
Proceeds from term loan	14,000,000	-
Payments on term loans	(2,241,667)	(250,000)
Payments on capital leases	(87,764)	(54,978)
Proceeds from issuance of common stock through stock options	66,452	60,151
Net cash provided by (used for) financing activities	11,737,021	(244,827)
Net decrease in cash and cash equivalents	(3,255,985)	(1,987,719)
Cash and cash equivalents, beginning of period	6,090,844	6,436,732
Cash and cash equivalents, end of period	$2,834,859	$4,449,013

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUXILIO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

	Six Months Ended June 30,
	2017	2016
Supplemental disclosure of cash flow information:
Interest paid	$547,672	$49,254
Income taxes paid	$178,950	$71,703

Non-cash investing and financing activities:
Property and equipment acquired through capital leases	$110,864	$22,170
Common stock issued in connection with the acquisition of Cynergis Tek, Inc.	$2,772,000	$-
Promissory note sissued in connection with the acquisition of Cynergis Tek,Inc.	$9,000,000	$-
Fair value of earn-out liability in connection with the acquisition of Cynergis Tek, Inc.	$2,356,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(UNAUDITED)

1.BASIS OF PRESENTATION

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

2.RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In November 2015, the FASB issued guidance related to the presentation of deferred income taxes. The guidance requires that deferred tax assets and liabilities be classified as non-current in a consolidated balance sheet. This guidance was adopted early by us and resulted in the Company classifying its deferred tax assets as non-current assets.

In May 2014, the FASB issued guidance which provides a single, comprehensive accounting model for revenue arising from contracts with customers. This guidance supersedes most of the existing revenue recognition guidance, including industry-specific guidance. Under this model, revenue is recognized at an amount that a company expects to be entitled to upon transferring control of goods or services to a customer, as opposed to when risks and rewards transfer to a customer. The new guidance also requires additional disclosures about the nature, timing and uncertainty of revenue and cash flow arising from customer contracts, including significant judgments and changes in judgments. Considering the one-year delay in the required adoption date for the guidance as issued in July 2015, the new guidance is effective for us beginning in 2018 and may be applied retrospectively to all prior periods presented or through a cumulative adjustment to the opening retained earnings balance in the year of adoption. While the Company is in the process of evaluating the impact of the new guidance, primarily by analyzing our revenue streams, currently we do not expect that this standard will have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued a new accounting standard regarding stock compensation: improvements to employee share-based payment accounting, that simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new standard was effective for fiscal years beginning after December 15, 2016, including interim periods within those annual years, and early adoption was permitted. We adopted the new standard prospectively in 2017. The adoption of the new standard did not have a material effect on our consolidated financial statements for the three months and six months ended June 30, 2017, and we do not expect that the adoption of the new standard will have a material effect on our consolidated financial statements for the year ended December 31, 2017.

In February 2016, the FASB issued a new accounting standard on leasing. The new standard will require companies to record most leased assets and liabilities on the balance sheet, and also proposes a dual model for recognizing expense. This guidance will be effective in the first quarter of 2019 with early adoption permitted. We have evaluated the impact of adopting this guidance and we are preparing for the changes to be made to our consolidated financial statements. We expect the adoption of these accounting changes will materially increase our assets and liabilities, but will not have a material impact on our net income or equity.

In January 2017, the FASB issued a new accounting standard simplifying the test for goodwill impairment. Currently, the fair value of the reporting unit is compared with the carrying value of the reporting unit (identified as "Step 1"). If the fair value of the reporting unit is lower than its carrying amount, then the implied fair value of goodwill is calculated. If the implied fair value of goodwill is lower than the carrying value of goodwill an impairment is recognized (identified as "Step 2"). The new standard eliminates Step 2 from the impairment test; therefore, a goodwill impairment will be recognized as the difference of the fair value and the carrying value. The new standard becomes effective on January 1, 2020 with early adoption permitted. We are currently evaluating the impact that the new standard will have on our financial position, results of operations and cash flows.

3.OPTIONS, WARRANTS AND RESTRICTED STOCK UNITS

Below is a summary of stock option, warrant and restricted stock activity during the six month period ended June 30, 2017:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2016	1,454,241	$2.87
Granted	25,000	3.06
Exercised	(103,198)	2.24
Cancelled	(150,398)	2.32
Outstanding at June 30, 2017	1,225,645	$3.00	4.47	$1,950,719
Exercisable at June 30, 2017	1,041,884	$3.02	4.47	$1,637,159

During the six months ended June 30, 2017, we granted a total of 25,000 options to our employees and directors to purchase shares of our common stock at an exercise price of $3.06 per share. The exercise price equals the fair value of our stock on the grant date.  The options have graded vesting annually over three years.  The fair value of the options was determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.38%; (ii) estimated volatility of 46.29%; (iii) dividend yield of 0.0%; and (iv) expected life of the options of 3 years.

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at December31,2016	326,249	$3.14
Granted	-	-
Exercised	(43,005)	3.03
Cancelled	(83,807)	3.35
Outstanding at June30, 2017	199,437	$3.07	5.39	$297,768
Exercisable at June30, 2017	199,437	$3.07	5.39	$297,768

Restricted Stock Units	Shares	Weighted Average Price	Weighted Average Remaining Term in Years
Outstanding at December 31, 2016	-	$-
Granted	120,000	4.77
Exercised	-	-
Cancelled	-	-
Outstanding at June 30, 2017	120,000	$4.77	2.75

On April 1, 2017, we issued to key employees a total of 120,000 shares of restricted stock units. The shares vest after three years of continuous employment. The price of the stock on the grant date was $4.77. The cost recognized for these restricted stock units totaled $44,183 for the three and six months ended June 30, 2017, and is included in sales and marketing expense in the accompanying Condensed Consolidated Statement of Operations.

For the three and six months ended June 30, 2017 and 2016, stock-based compensation expense recognized in the consolidated statements of operations as follows:

	Three Months		Six months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
Cost of revenues	$16,403	$14,512	$26,924	$23,915
Sales and marketing	44,421	8,268	44,603	16,601
General and administrative expense	17,965	33,895	31,921	61,676
Total stock based compensation expense	$78,789	$56,675	$103,448	$102,192

4.NET INCOME PER SHARE

Basic net income per share is calculated using the weighted average number of shares of our common stock issued and outstanding during a certain period, and is calculated by dividing net loss by the weighted average number of shares of our common stock issued and outstanding during such period. Diluted net income per share is calculated using the weighted average number of common and potentially dilutive common shares outstanding during the period, using the as-if-converted method for secured convertible notes, and the treasury stock method for options and warrants. Diluted net income per share does not include potentially dilutive securities because such inclusion in the computation would be anti-dilutive.

For the three months ended June 30, 2017, potentially dilutive securities consisted of options and warrants to purchase 1,425,082 shares of common stock at prices ranging from $0.90 to $6.45 per share. Of these potentially dilutive securities, only 842,052 of the shares to purchase common stock from the options and warrants are included in the computation of diluted earnings per share because the effect of including the remaining instruments would be anti-dilutive.

For the six months ended June 30, 2017, potentially dilutive securities consisted of options and warrants to purchase 1,425,082 shares of common stock at prices ranging from $0.90 to $6.45 per share. Of these potentially dilutive securities, only 709,512 of the shares of common stock underlying the options and warrants are included in the computation of diluted earnings per share because the effect of including the remaining instruments would be anti-dilutive.

For the three months ended June 30, 2016, potentially dilutive securities consisted of options and warrants to purchase 1,992,040 shares of common stock at prices ranging from $0.90 to $6.45 per share. Of these potentially dilutive securities, only 100,586 of the shares of common stock underlying the options and warrants are included in the computation of diluted earnings per share because the effect of including the remaining instruments would be anti-dilutive.

For the six months ended June 30, 2016, potentially dilutive securities consisted of options and warrants to purchase 1,992,040 shares of common stock at prices ranging from $0.90 to $6.45 per share. Of these potentially dilutive securities, only 142,033 of the shares of common stock underlying the options and warrants are included in the computation of diluted earnings per share because the effect of including the remaining instruments would be anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net income	$74,187	$647,598	$80,471	$494,442
Denominator:
Denominator for basic calculation weighted average shares	9,438,990	8,170,328	9,328,759	8,160,457
Dilutive common stock equivalents:
Options and warrants	842,052	100,586	709,512	142,033

Denominator for diluted calculation weighted average shares	10,281,042	8,270,914	10,038,271	8,302,490

Net income per share:
Basic net income per share	$0.01	$0.08	$0.01	$0.06
Diluted net income per share	$0.01	$0.08	$0.01	$0.06

5.ACCOUNTS RECEIVABLE

A summary of accounts receivable is as follows:

	June 30, 2017	December 31, 2016
Trade receivables	$10,312,345	$8,046,561
Unbilled revenue, net and unapplied advances	974,376	1,567,925
Allowance for doubtful accounts	-	-
Total accounts receivable	$11,286,721	$9,614,486

6.INTANGIBLE ASSETS

Intangible assets are amortized over expected useful lives ranging from 1.5 to 10 years and consist of the following:

	June 30, 2017		December 31, 2016
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Delphiis, Inc.
Acquired technology	$900,000	$(780,985)	$900,000	$(772,484)
Customer relationships	400,000	(333,487)	400,000	(316,859)
Trademarks	50,000	(50,000)	50,000	(50,000)
Non-compete agreements	20,000	(20,000)	20,000	(19,374)
Total intangible assets, Delphiis, Inc.	$1,370,000	$(1,184,472)	$1,370,000	$(1,158,717)

Redspin
Acquired technology	$1,050,000	$(548,042)	$1,050,000	$(515,658)
Customer relationships	600,000	(450,000)	600,000	(350,000)
Trademarks	200,000	(134,060)	200,000	(122,071)
Non-compete agreements	100,000	(67,135)	100,000	(61,159)
Total intangible assets, Redspin	$1,950,000	$(1,199,237)	$1,950,000	$(1,048,888)

CynergisTek, Inc.
Acquired technology	$8,150,000	$(407,500)	$-	$-
Customer relationships	2,150,000	(268,750)	-	-
Trademarks	1,550,000	(155,000)	-	-
Non-compete agreements	200,000	(33,332)	-	-
Total intangible assets, CynergisTek, Inc.	$12,050,000	$(864,582)	$-	$-

Total intangible assets	$15,370,000	$(3,248,291)	$3,320,000	$(2,207,605)

7.LINE OF CREDIT AND TERM LOAN

On May 4, 2012, we entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Avidbank Corporate Finance, a Division of Avidbank (“Avidbank”).  On April 26, 2013, we amended the Loan and Security Agreement with Avidbank. On April 25, 2014, we again amended the Loan and Security Agreement with Avidbank (the “Second Avidbank Amendment”). This line of credit was further extended through June 25, 2015 under the third amendment to the Loan and Security Agreement. On June 19, 2015, we again amended the Loan and Security Agreement with Avidbank (the “Fourth Avidbank Amendment”). Under the Fourth Avidbank Amendment, the term of the revolving line-of-credit of up to $2.0 million was extended through June 19, 2017, at an interest rate of prime plus 0.75% per annum.  On January 13, 2017, as part of the acquisition of CynergisTek, Inc., we entered into an Amended and Restated Credit Agreement (the “A&R Credit Agreement”) with California Bank and Trust and Avidbank (collectively the “Lenders”). Under the A&R Credit Agreement, the term of the revolving line-of-credit is available through January 13, 2019 at an interest rate of prime plus 1.0% per annum. As of June 30, 2017, the interest rate was 5.25%.  There will be no minimum interest payable with respect to any calendar quarter. The amount available to us at any given time is the lesser of (a) $5.0 million, or (b) the amount available under our borrowing base (80% of our eligible accounts, minus (1) accrued client lease payables, and minus (2) accrued equipment pool liability). As of June 30, 2017, and December 31, 2016, no amounts were outstanding under the line of credit.

The Fourth Avidbank Amendment provided for a term loan facility which allowed for advances up to $4,000,000 through June 19, 2016. Our initial draw was for $2,000,000 in 2015. As of December 31, 2016, outstanding borrowings under the term loan were $1,250,000 at an interest rate of 4.75%. On January 13, 2017, this loan was repaid in full. On that date, we entered into the A&R Credit Agreement which provided a term loan facility for $14,000,000. Term loan repayments shall be in 48 monthly principal installments of $198,333, plus accrued interest at an interest rate of prime plus 1.5% per annum, followed by 12 monthly principal installments of

$373,333, plus accrued interest at an interest rate of prime plus 1.5%.  As of June 30, 2017, outstanding borrowings under the term loan are $13,008,333 at an interest rate of 5.75%.

While there are outstanding credit extensions, we are to maintain an asset coverage ratio of cash plus accounts receivable divided by all obligations owing to the bank within one year of at least 1.50 to 1.00, measured monthly, and a fixed charge coverage ratio, whereby adjusted EBITDA for the most recent twelve months shall be no less than 1.15 to 1.00 of the sum of the following: (i) Non-Financed Capital Expenditures, (ii) taxes paid in cash during such period, (iii) Distributions paid in cash during such period, (iv) any Earnout Payment paid in cash during such period, and (v) Debt Service for such period, all as determined in accordance with GAAP. We were in compliance with all covenants as of June 30, 2017 and December 31, 2016.

In connection with the A&R Credit Agreement, Auxilio, and its subsidiaries Auxilio Solutions, Inc., Delphiis, Inc., and CynergisTek, Inc. (collectively the “Borrowers”) entered into a security agreement (the “Security Agreement”), pursuant to which each of the Borrowers agreed to grant to Avidbank, in its capacity as contractual representative for itself and the other lender (the “Agent”), for the ratable benefit of itself, the Lenders and the other secured parties, a first priority security interest in certain collateral to secure prompt payment and performance of the secured obligations under the A&R Credit Agreement.  Pursuant to the Security Agreement, the “Collateral” was defined as including any and all (all such terms as defined in the Security Agreement) of the Accounts, Chattel Paper, Commercial Tort Claims, Deposit Accounts, Documents, Equipment, Instruments, Inventory, Investment Property, General Intangibles, Letter of Credit Rights, Negotiable Collateral, Supporting Obligations, Vehicles, Grantors’ Books, in each case whether now existing or hereafter acquired or created, any money or other assets of any Grantor that now or hereafter come into the possession, custody, or control of Agent and any Proceeds or products of any of the foregoing, or any portion thereof.  In connection with the grant of the security interest in the Collateral, each of the Borrowers made standard representations and warranties relating to ownership of the collateral, location and control of the collateral, and certain rights to payment.

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

The foregoing description of the Fourth Amendment to the Loan and Security Agreement between Avidbank and Auxilio is qualified in its entirety by reference to the terms of the Fourth Amendment to the Loan and Security Agreement, which is found as Exhibit 10.1 of our Form 10-Q filed on August 14, 2015. The foregoing descriptions of the A&R Credit Agreement, Security Agreement and Subordination Agreement are qualified in their entirety by reference to the respective agreements.  These agreements are found in our Form 8-K filed on January 17, 2017 as Exhibits 99.7, 99.8, and 99.9, respectively.

Interest charges associated with borrowings on the line of credit for the three and six months ended June 30, 2017 were $1,285 and $1,285, respectively. In addition, on January 13, 2017, we paid a $25,000 revolving loan commitment fee. There were no borrowings on the line of credit for the three and six months ended June 30, 2016.

Interest charges associated with the term loans totaled $184,964 and $343,028 for the three and six months ended June 30, 2017, respectively. In addition, on January 13, 2017, we paid a $70,000 term loan commitment fee. Interest charges associated with the term loans totaled $19,016 and $39,516 for the three and six months ended June 30, 2016, respectively.

As additional consideration for the original Loan and Security Agreement, we issued Avidbank a 5-year warrant to purchase up to 24,033 shares of our common stock at an exercise price of $4.16 per share. We entered into a warrant repurchase agreement with Avidbank whereby on April 6, 2017 we paid Avidbank $4,743 to repurchase these warrants.

8.PROMISSORY NOTES

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

The foregoing descriptions of the Seller Notes and Subordination Agreement are qualified in their entirety by reference to the respective agreements.  These agreements are found in our Form 8-K filed on January 17, 2017 as Exhibits 99.3, 99.4 and 99.9, respectively.

Interest charges associated with the Seller Notes totaled $179,507 and $331,397, respectively for the three months and six months ended June 30, 2017.

9.EMPLOYMENT AGREEMENTS

Effective January 1, 2016, we entered into an employment agreement with Joseph Flynn (the “2016 Flynn Agreement”). The 2016 Flynn Agreement provides that Mr. Flynn will continue his employment as our President and CEO.  The 2016 Flynn Agreement has a term of two years, provides for an annual base salary of $300,000, and will automatically renew for subsequent twelve (12) month terms unless either party provides advance written notice to the other that such party does not wish to renew the agreement for a subsequent twelve (12) months.  Mr. Flynn also receives the customary employee benefits available to our employees. Mr. Flynn is also entitled to receive a bonus of up to $180,000 per year, the achievement of which is based on Company performance metrics.  We may terminate Mr. Flynn’s employment under the 2016 Flynn Agreement without cause at any time on thirty (30) days advance written notice, at which time Mr. Flynn would receive severance pay for twelve months and be fully vested in all options and warrants granted to date.  In January 2017, Mr. Flynn resigned as President, and continues to serve as CEO.  The foregoing summary of the 2016 Flynn Agreement is qualified in its entirety by reference to the full context of the employment agreement, which is found as Exhibit 10.31 to our Annual Report on Form 10-K filed with the SEC on March 30, 2016.

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

10.CONCENTRATIONS

Cash Concentrations

At times, cash balances held in financial institutions are in excess of federally insured limits.  Management performs periodic evaluations of the relative credit standing of financial institutions and limits the amount of risk by selecting financial institutions with a strong credit standing.

Major Customers

Our two largest customers accounted for approximately 44% of our revenues for the six months ended June 30, 2017 and our two largest customers accounted for approximately 49% of our revenues for the six months ended June 30, 2016. Our largest customers had accounts receivable totaling approximately $4,300,000 and $4,000,000 as of June 30, 2017 and December 31, 2016 respectively.

11.STOCK PURCHASE AGREEMENT – CYNERGISTEK, INC.

As previously disclosed in our Current Report on Form 8-K, filed with the SEC on January 17, 2017, on January 13, 2017 we entered into a Stock Purchase Agreement (the “SPA”) with CynergisTek, Inc., a Texas corporation (“CynergisTek”), Dr. Michael G. Mathews (“Mathews”) and Michael H. McMillan (“McMillan,” and together with Mathews, the “Stockholders”), pursuant to which Auxilio acquired 100% of the issued and outstanding shares of common stock (the “Shares”) of CynergisTek from the Stockholders (the “CynergisTek Transaction”).

Pursuant to the SPA, the purchase price paid for the Shares consisted of four components: the Cash Consideration, the Securities Consideration, the Debt Consideration, and the Earn-out Consideration. The total purchase price was approximately $28.3 million.

•Cash Consideration.  Auxilio paid the Stockholders a cash payment of $15,000,000, less Closing Net Working Capital Deficit, Funded Indebtedness and Designated Transaction Expenses (defined as certain expenses of the Stockholders and certain expenses of CynergisTek). The net cash amount paid to the Stockholders was $14,202,645. Auxilio funded $14 million of the cash consideration through a term loan (Note 7).

•Securities Consideration.  Auxilio issued a total of 1,166,666 shares of Auxilio common stock, par value $0.001 per share to the Stockholders, with each of the Stockholders receiving 583,333 shares. The estimated fair value of the Common Stock issued was approximately $2.8 million at closing.

•Debt Consideration.  Auxilio issued promissory notes totaling $9,000,000 to the Stockholders (the “Seller Notes”), with each of the Seller Notes having an initial principal amount of $4,500,000.  The Seller Notes bear interest at 8% per annum, with quarterly interest-only payments in the first year, and quarterly payments of principal and interest in the next 24 months, using a 36-month amortization period commencing from that point, with a balloon payment due on the maturity date.  Amounts due and owing under the Seller Notes are subordinate to the right of payment due under the AvidBank Loan (described below) pursuant to the Subordination Agreement.  Auxilio has the right to prepay all or any portion of the outstanding principal balance of the Seller Notes, provided that such prepayment is accompanied by accrued interest on the amount of principal prepaid, calculated to the date of such prepayment.

•Earn-out Consideration.   The Stockholders may be entitled to an additional $7,500,000 based upon the financial performance of CynergisTek after closing of the CynergisTek Transaction, to be calculated based upon EBITDA generated by the CynergisTek business during the earn-out period, which began as of January 1, 2017, and ends on December 31, 2021 (the “Earn-out Payments”). The estimated fair value of the earn-out was approximately $2.3 million at closing.

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

The preliminary allocation of the purchase price of the assets acquired and liabilities assumed based on their fair values was as follows:

Acquired technology	$ 8,150,000
Customer relationships	2,150,000
Trademarks	1,550,000
Non-compete agreements	200,000
Goodwill	16,416,063
Cash	754,125
Accounts receivable	1,726,398
Other assets	346,439
Fixed assets, net	110,657
Accounts payable and accrued expenses	(659,203)
Accrued compensation	(1,035,522)
Deferred revenue	(1,378,312)
Total	$ 28,330,645

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

The Company incurred approximately $330,000 in legal, accounting and other professional fees related to this acquisition, of which approximately $174,000 were expensed during the six months ended June 30, 2017.

As of the date of this report, management is still in the process of determining the final accounting related to the CynergisTek transaction. Because management’s analysis has not yet been completed, the Company’s determination of the purchase price and the resulting purchase price allocation is preliminary.

Pro Forma Information

The following supplemental unaudited pro forma information presents the combined operating results of the Company and the acquired business during the three and six months ended June 30, 2017 and 2016, as if the acquisition had occurred at the beginning of each of the periods presented. The pro forma information is based on the historical financial statements of the Company and that of the acquired business. Amounts are not necessarily indicative of the results that may have been attained had the combinations been in effect at the beginning of the periods presented or that may be achieved in the future.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Pro forma revenue	$16,798,912	$19,006,922	$35,053,601	$36,663,082
Pro forma net income	$74,187	$646,285	$80,471	$404,850
Pro forma basic net income per share	$0.01	$0.07	$0.01	$0.04
Pro forma diluted net income per share	$0.01	$0.07	$0.01	$0.04

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

OVERVIEW

We are engaged in the business of providing IT and related consulting services, including managed print services, cyber security, and IT security consulting services to the healthcare industry.   Our business is operated throughout the United States.

We have been an industry leader in document solutions for the healthcare industry for many years, offering hospitals and health systems comprehensive services and solutions to support the document life cycle. We provide a vendor neutral program that enhances security of printed, stored data and digital documents while driving out costs and inefficiencies within the patient information logistical chain. We also provide IT security consulting services through our proprietary Delphiis™ IT Risk Manager SaaS Solution and Redpsin.

In January 2017, we acquired CynergisTek, Inc., a top-ranked cybersecurity and privacy consulting firm, transforming and significantly expanding our cybersecurity and IT security consulting services capabilities. Our security experts perform technical assessments, penetration testing and remediation services, in addition to providing 24/7 advisory services to our Compliance Assist Partner Program customers. With our proven and prescriptive methodology, we help build the foundation needed to ensure the confidentiality, integrity and security of patient health information (PHI). Our proprietary RiskSonar IT Risk Manager SaaS Solution streamlines how covered entities perform annual and on-going risk assessments on their business associates, clinics, projects and hospitals.

Following the acquisition of CynergisTek, Inc., we have integrated our documents solutions, IT security and cybersecurity operations and are going to market as an integrated cybersecurity and document management solution.  We believe that offering our current and prospective hospital customers with a comprehensive integrated offering to address privacy, security and compliance of their IT environment and related electronic and physical records provides a significant competitive advantage to Auxilio.

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

We consider the following accounting policies to be most important to the portrayal of our financial condition and those that require the most subjective judgment:

• Revenue recognition and deferred revenue

The Company, operating under a consolidated strategy and management structure, derives its revenue from the following sources: (1) document solution services revenue; (2) equipment revenue; (3) security managed services revenue; (4) software subscriptions; (5) consulting services revenue; and (6) hardware and software resale revenue.

The Company commences revenue recognition when all of the following conditions are satisfied:

•there is persuasive evidence of an arrangement;

•the service has been or is being provided to the customer;

•the collection of the fees is reasonably assured; and

•the amount of fees to be paid by the customer is fixed or determinable.

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

Security Managed Services Revenue and Software Subscriptions

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

Consulting Services Revenue

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

• Goodwill and intangible assets with indefinite lives

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

Reference is made to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on March 29, 2017 for additional discussion of our critical accounting policies.

RESULTS OF OPERATIONS

For the Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

Revenue

Revenue increased by approximately $1,600,000 to $16,798,912 for the three months ended June 30, 2017, as compared to the same period in 2016.  This increase is largely attributable to the growth in our cyber security professional services as a result of the acquisition of CynergisTek, Inc. (“CynergisTek”) in January 2017. Revenues from these services increased by approximately $3,200,000. Revenue from managed document services were approximately $12,200,000 in the second quarter of 2017 compared to $13,500,000 in the second quarter of 2016. New customers and expansion of services at existing customers were more than offset by terminations as well as volume and negotiated rate reductions at existing customers. Equipment sales for the second quarter of 2017 were approximately $500,000 as compared to approximately $900,000 in 2016. Equipment revenues are primarily from copier fleet refresh activities at customers. These fleet refreshes are sporadic since they are typically done every five years at any one customer facility. The Company has seen some recent slowdown in copier refresh activities from its healthcare provider customers as they reevaluate their capital equipment priorities. We expect this trend to continue throughout the rest of this year.

Cost of Revenue

Cost of revenue consists of salaries and expenses of direct labor and indirect support staff as well as document imaging equipment, parts and supplies.  Cost of revenue was $12,435,758 for the three months ended June 30, 2017, as compared to $12,070,163 for the same period in 2016. We incurred approximately $1,200,000 in additional staffing costs, including contract labor, largely as a result of the recent acquisition of CynergisTek, Inc. Our service and supply costs decreased by approximately $700,000 as a result of the reduction in the document solutions services revenue. Also, equipment costs decreased by approximately $200,000 in 2017, primarily as a result of the decrease in equipment revenues from the copier fleet refresh activities.

Gross margin increased to 26% of revenue for the three months ended June 30, 2017 as compared to 20% for the same period in 2016. The increase is largely attributable to higher gross margins attained from professional services rendered though the newly acquired CynergisTek, Inc. business.

Sales and Marketing

Sales and marketing expenses include salaries, commissions and expenses for sales and marketing personnel, travel and entertainment, and other selling and marketing costs. Sales and marketing expenses were $1,371,847 for the three months ended June 30, 2017, as compared to $730,149 for the same period in 2016. The increase is primarily attributable to the addition of the CynergisTek sales and marketing team. Also in 2017, we incurred a nonrecurring charge of approximately $120,000 in severance pay for a terminated sales executive related to the integration of CynergisTek, Inc.

General and Administrative

General and administrative expenses include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses and other administrative costs. General and administrative expenses increased by $823,570 to $2,472,576 for the three months ended June 30, 2017, as compared to $1,649,006 for the three months ended June 30, 2016. The increase in general and administrative expenses is attributed to 1) approximately $230,000 in staffing cost due primarily to the addition of executives, accounting and other administrative staff related to CynergisTek; 2) approximately $80,000 increase in rent for CynergisTek offices; 3) approximately $60,000 increase in professional fees much of which was incurred in connection with the acquisition of CynergisTek; and 4) approximately $430,000 of amortization charges against the identified intangible assets acquired with CynergisTek.

Other Income (Expense)

Interest expense for the three months ended June 30, 2017 was $376,547, compared to $23,554 for the same period in 2016. The increase is due primarily to interest paid on the term loan of $14,000,000 and promissory notes totaling $9,000,000 which were used to finance the acquisition of CynergisTek.

Income Tax Expense

Income tax expense for the three months ended June 30, 2017 was $68,000 compared to $41,600 for the same period in 2016. The increase is due primarily to temporary book to tax differences giving rise to a greater expense in 2017.

For the Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

Revenue

Revenue increased by approximately $5,400,000 to $35,053,601 for the six months ended June 30, 2017, as compared to the same period in 2016.  This increase is largely attributable to the growth in our cyber security professional services as a result of the acquisition of CynergisTek, Inc. (“CynergisTek”) in January 2017. Revenues from these services increased by approximately $6,300,000. Revenue from document solution services were approximately $25,500,000 in 2017 compared to $26,700,000 in 2016. New customers and expansion of services at existing customers were more than offset by terminations as well as volume and negotiated rate reductions at existing customers. Equipment sales for 2017 were approximately $1,700,000 as compared to approximately $1,400,000 in 2016. Equipment revenues are primarily from copier fleet refresh activities at customers. These fleet refreshes are sporadic since they are typically done every five years at any one customer facility.

Cost of Revenue

Cost of revenue consists of salaries and expenses of direct labor and indirect support staff as well as document imaging equipment, parts and supplies.  Cost of revenue was $26,103,300 for the six months ended June 30, 2017, as compared to $24,276,490 for the same period in 2017. We incurred approximately $2,200,000 in additional staffing costs, including contract labor, largely as a result of the recent acquisition of CynergisTek, Inc. Our service and supply costs decreased approximately $1,000,000 as a result in the reduction in document solution services business. Our travel costs increased by approximately $200,000 in 2017 due to the acquisition of CynergisTek and additional travel related to recent implementations for our document solution services business. Also, equipment costs increased by approximately $400,000 in 2017, primarily as a result of the increase in equipment revenues from the copier fleet refresh activities.

Gross margin increased to 26% of revenue for the six months ended June 30, 2017 as compared to 18% for the same period in 2016. The increase is largely attributable to higher gross margins attained from professional services rendered though the newly acquired CynergisTek.

Sales and Marketing

Sales and marketing expenses include salaries, commissions and expenses for sales and marketing personnel, travel and entertainment, and other selling and marketing costs. Sales and marketing expenses were $2,740,855 for the six months ended June 30, 2017, as compared to $1,401,496 for the same period in 2016. The increase is primarily attributable to the addition of the CynergisTek sales and marketing team. Also in 2017, we incurred a nonrecurring charge of approximately $120,000 in severance pay for a terminated sales executive related to the integration of CynergisTek, Inc.

General and Administrative

General and administrative expenses include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses and other administrative costs. General and administrative expenses increased by $1,846,550 to $5,258,577 for the six months ended June 30, 2017, as compared to $3,412,027 for the same period in 2016. The increase in general and administrative expenses is attributed to 1) approximately $370,000 in staffing cost due primarily to the addition of CynergisTek executives, accounting and other administrative staff; 2) approximately $150,000 increase in rent for CynergisTek offices; 3) approximately $260,000 increase in professional fees, most of which were incurred in connection with the acquisition of CynergisTek; 4) approximately $80,000 paid to the NYSE MKT to uplist to their exchange in February 2017; 5) approximately $860,000 of amortization charges against the identified intangible assets acquired with CynergisTek; and 5) approximately $140,000 in increase travel, office and related charges as a result of acquiring CynergisTek.

Other Income (Expense)

Interest expense for the six months ended June 30, 2017 was $788,881 compared to $49,254 for the same period in 2016.  The increase is due primarily to interest paid on the term loan of $14,000,000 and promissory notes totaling $9,000,000 which were used to finance the acquisition of CynergisTek.

Income Tax Expense

Income tax expense for the six months ended June 30, 2017 was $81,539 compared to $44,000 for the same period in 2016. The increase is due primarily to taxable items arising in 2017 which result in greater expense.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2017, our cash and cash equivalents were $2,834,859 and our working capital deficit was $1,504,509.  Our principal cash requirements are for operating expenses, including equipment, supplies, employee costs, and capital expenditures and funding of the operations. Our primary sources of cash are revenues from operations and our bank line of credit.

During the six months ended June 30, 2017, our cash used for operating activities amounted to $1,324,358, as compared to $1,614,708 used by operating activities for the same period in 2016.  The cash used by operating activities in 2017 is partially due to an increase in interest payments made on the bank term loan and sellers notes we entered into in connection with the acquisition of CynergisTek. Another use of funds in 2017 was the professional fees and related costs incurred in connection with the acquisition of CynergisTek. The decrease in cash from operating activities in 2016 was primarily due to an increase in accounts receivable, primarily from customers who were near the end of their implementation periods and had higher than normal balances due. In both 2017 and 2016 there was a decrease in accounts payable and accrued expenses as we have reduced the number of days to validate expense related vendors of recently implemented clients.

We expect to continue to establish recurring revenue contracts with new customers throughout 2017. We expect to have higher cost of revenues at the start of the engagements with most new customers. In January 2017, we borrowed $14,000,000 under a five-year term loan agreement with a financial institution where we also have in place the availability of a $5,000,000 line of credit, subject to borrowing base limits. The term loan was used to finance the acquisition of CynergisTek. We may seek additional financing or equity raises; however there can be no assurance that additional financing will be available on acceptable terms, if at all. Any financing or equity raises may result in dilution to existing stockholders and any debt financing may include restrictive covenants.  Management believes that cash generated from debt and/or equity financing arrangements along with future cash flows from operations, together with cash reserves will be sufficient to sustain our business operations over the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

Our off-balance sheet arrangements consist primarily of conventional operating leases arising in the normal course of business, as further discussed below under “Contractual Obligations and Contingent Liabilities and Commitments.” As of June 30, 2017, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

As of June 30, 2017, expected future cash payments related to contractual obligations and commercial commitments were as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Term loan and promissory notes	$25,369,963	$5,270,256	$13,914,962	$6,184,743	$-
Capital leases	341,929	157,435	161,254	23,240	-
Operating leases	2,245,201	616,078	1,272,833	356,290	-
Total	$27,957,092	$6,043,769	$15,349,049	$6,564,273	$-

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

On January 13, 2017, we completed the acquisition of privately-held CynergisTek, Inc. (“CynergisTek”). CynergisTek’s assets constitute approximately 58% of our consolidated total assets as of June 30, 2017, and approximately 20% of our consolidated revenues for the six months ended June 30, 2017. As permitted by SEC guidance for recently acquired businesses, we elected to exclude CynergisTek from our evaluation of disclosure controls and procedures and management’s report on changes in internal control over financial reporting from the date of such acquisition through June 30, 2017. Since the acquisition of CynergisTek, we have been reviewing its operations, integrating certain functions and designing and implementing key internal controls over the acquired operations, and these activities are currently still in process.

No change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting. As disclosed in the paragraph above, we acquired CynergisTek, Inc. on January 13, 2017, and are currently implementing appropriate internal controls over financial reporting for this recent acquisition.

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

†Filed herewith.

+Furnished herewith.  In accordance with Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities and Exchange Act of 1934 or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

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

AUXILIO, INC.

Date: August 10, 2017	By:	/s/	Joseph J. Flynn
Joseph J. Flynn
Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2017	By:	/s/	Paul T. Anthony
Paul T. Anthony
Chief Financial Officer
(Principal Accounting Officer)