Form 10-Q
period 2017-09-30
CYNERGISTEK, INC
filed 2017-11-13
CIK 1011432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 000-27507

CYNERGISTEK, INC.

(Exact name of registrant as specified in its charter)

Delaware	371867101
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

27271 Las Ramblas, Suite 200

Mission Viejo, California  92691

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

The number of shares of the issuer’s common stock, $0.001 par value, outstanding as of November 9, 2017 was 9,501,760.

CYNERGISTEK, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

CYNERGISTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$ 2,749,220	$ 6,090,844
Accounts receivable, net	12,727,078	9,614,486
Supplies	974,449	1,087,318
Prepaid and other current assets	1,343,523	438,140
Total current assets	17,794,270	17,230,788

Property and equipment, net	900,268	689,418
Deposits	87,376	41,522
Deferred income taxes	4,556,273	5,282,531
Intangible assets, net	11,601,679	1,112,395
Goodwill	18,525,206	2,109,143
Total assets	$ 53,465,072	$ 26,465,797

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$ 7,817,439	$ 7,736,207
Accrued compensation and benefits	3,494,310	2,495,156
Deferred revenue	2,137,918	562,679
Current portion of long-term liabilities	4,758,458	606,686
Total current liabilities	18,208,125	11,400,728

Long-term liabilities:
Term loan, less current portion	10,033,333	750,000
Promissory notes to related parties, less current portion	6,750,000	-
Capital lease obligations, less current portion	176,285	199,644
Total long-term liabilities	16,959,618	949,644
Total liabilities	35,167,743	12,350,372

Commitments and contingencies

Stockholders' equity:
Common stock, par value at $0.001, 33,333,333 shares authorized, 9,501,760 and 8,185,936 shares issued and outstanding at September 30, 2017 and December 31, 2016	9,502	8,186
Additional paid-in capital	30,995,903	27,985,448
Accumulated deficit	(12,708,076)	(13,878,209)
Total stockholders’ equity	18,297,329	14,115,425
Total liabilities and stockholders’ equity	$ 53,465,072	$ 26,465,797

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYNERGISTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016
Revenues	$ 17,897,076	$ 14,326,382	$ 52,950,678	$ 44,004,091
Cost of revenues	11,743,838	11,082,739	37,847,138	35,359,229

Gross profit	6,153,238	3,243,643	15,103,540	8,644,862

Operating expenses:
Sales and marketing	1,329,909	636,120	4,070,765	1,981,282
General and administrative expenses	1,849,164	1,624,259	5,876,895	4,719,933
Depreciation	97,568	111,827	287,727	302,014
Amortization of acquisition-related intangibles	520,030	91,250	1,560,716	273,750

Total operating expenses	3,796,671	2,463,456	11,796,103	7,276,979

Income from operations	2,356,567	780,187	3,307,437	1,367,883

Other income (expense):
Other income	1,862	-	1,884	-
Interest expense	(373,408)	(21,714)	(1,162,289)	(70,968)

Total other income (expense)	(371,546)	(21,714)	(1,160,405)	(70,968)

Income before provision for income taxes	1,985,021	758,473	2,147,032	1,296,915

Income tax expense	(895,360)	(84,113)	(976,899)	(128,113)

Net income	$ 1,089,661	$ 674,360	$ 1,170,133	$ 1,168,802

Net income per share:
Basic	$ 0.11	$ 0.08	$ 0.12	$ 0.14
Diluted	$ 0.11	$ 0.08	$ 0.12	$ 0.14

Number of weighted average shares:
Basic	9,501,760	8,185,741	9,387,264	8,168,978
Diluted	9,881,236	8,272,202	9,835,428	8,287,664

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYNERGISTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2017

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2016	8,185,936	$ 8,186	$ 27,985,448	$ (13,878,209)	$ 14,115,425
Stock compensation expense for options and warrants granted to employees and directors	-	-	74,973	-	74,973
Stock compensation expense for restricted stock units granted to employees	-	-	98,347	-	98,347
Common stock issued in connection with the acquisition of CynergisTek, Inc.	1,166,666	1,166	2,770,833	-	2,771,999
Stock options and warrants exercised	148,948	150	66,302	-	66,452
Reverse stock split round-up shares issued	210	-	-	-	-
Net income	-	-	-	1,170,133	1,170,133
Balance at September 30, 2017	9,501,760	$ 9,502	$ 30,995,903	$ (12,708,076)	$ 18,297,329

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYNERGISTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$ 1,170,133	$ 1,168,802
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation	287,727	302,014
Amortization of intangible assets	1,560,716	273,750
Deferred income taxes	726,258	-
Bad debts	109,207	-
Stock compensation expense for warrants and options granted to employees and directors	74,973	150,443
Stock compensation expense for restricted stock units granted to employees	98,347	-
Changes in operating assets and liabilities:
Accounts receivable	(1,495,401)	111,838
Supplies	112,869	343,571
Prepaid and other current assets	(558,943)	341,687
Deposits	(45,854)	16,596
Accounts payable and accrued expenses	(2,933,971)	(2,261,323)
Accrued compensation and benefits	(36,368)	(295,276)
Deferred revenue	196,927	(418,991)
Net cash used for operating activities	(733,380)	(266,889)
Cash flows from investing activities:
Purchases of property and equipment	(258,981)	(379,873)
Amount paid to purchase CynergisTek, net of cash received	(13,448,522)	-
Net cash used for investing activities	(13,707,503)	(379,873)
Cash flows from financing activities:
Proceeds from term loan	14,000,000	-
Payments on term loans	(2,836,667)	(375,000)
Payments on capital leases	(130,526)	(84,238)
Proceeds from issuance of common stock through stock options and warrants	66,452	60,151
Net cash provided by (used for) financing activities	11,099,259	(399,087)
Net decrease in cash and cash equivalents	(3,341,624)	(1,045,849)
Cash and cash equivalents, beginning of period	6,090,844	6,436,732
Cash and cash equivalents, end of period	$ 2,749,220	$ 5,390,883

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYNERGISTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

Nine Months Ended September 30,
	2017	2016
Supplemental disclosure of cash flow information:
Interest paid	$ 920,393	$ 70,968
Income taxes paid	$ 256,252	$ 96,740
Non-cash investing and financing activities:
Property and equipment acquired through capital leases	$ 128,939	$ 52,964
Common stock issued in connection with the acquisition of CynergisTek, Inc.	$ 2,771,999	$ -
Promissory notes issued in connection with the acquisition of CynergisTek, Inc.	$ 9,000,000	$ -
Fair value of earnout liability in connection with the acquisition of CynergisTek, Inc.	$ 2,356,000	$ -

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(UNAUDITED)

1.BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Cynergistek, Inc. and its subsidiaries (the “Company”, “we”, “us” or “Cynergistek”) have been prepared in accordance with generally accepted accounting principles of the United States of America (“GAAP”) for interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, these financial statements do not include all of the information and notes required by GAAP for complete financial statements.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the Securities and Exchange Commission (“SEC”) on March 29, 2017.

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

The accompanying unaudited condensed consolidated financial statements include the accounts of Cynergistek and its wholly owned subsidiaries.  All intercompany balances and transactions have been eliminated.

Based on our integration and management strategies, we operate in a single business segment. For the periods presented, all revenues were derived from domestic operations.

As described in more detail in our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2017, Auxilio, Inc., a Nevada corporation (“Auxilio”) changed its name and state of incorporation from the State of Nevada to the State of Delaware by merging (the “Reincorporation”) with and into its wholly-owned subsidiary, CynergisTek, Inc., a Delaware corporation, which was established for the purpose of the Reincorporation.   As a result of the Reincorporation, Auxilio ceased to exist as a separate entity.  As of the date of the merger, each outstanding share of Auxilio’s common stock was deemed, by operation of law, to represent the same number of shares of our common stock.  In accordance with Rule 12g-3 under the Securities Exchange Act of 1934, as amended, the shares of our common stock were deemed to be registered under Section 12(b) of the Exchange Act as a successor to Auxilio.  Effective as of September 8, 2017, the Company’s trading symbol changed to “CTEK.”

As part of the Reincorporation, two wholly owned subsidiaries of the Company also changed their corporate names, as follows: (i) Auxilio Solutions, Inc., a California corporation, has changed its name to CTEK Solutions, Inc.; and (ii) CynergisTek, Inc., a Texas corporation, has changed its name to CTEK Security, Inc. (“CTEK Security”).

We have performed an evaluation of subsequent events through the date of filing these unaudited condensed consolidated financial statements with the SEC.

Effective on January 13, 2017, the Company effected a reverse stock split of its common stock at a ratio of 1-for-3. No fractional shares of common stock were issued, and no cash or other consideration were paid as a result of the reverse stock split. Instead, the Company issued one whole share of post-reverse stock split common stock in lieu of each fractional share of common stock. As a result of the reverse stock split, the Company’s common stock was reduced to 8,185,936 shares from 24,557,224 shares as of December 31, 2016. All per share amounts and number of shares in the unaudited condensed consolidated financial statements and related notes have been retroactively restated to reflect the reverse stock split resulting in the reclassification of $15,749 from common stock to additional paid in capital at January 1, 2015.

Certain accounts have been reclassified to conform to current period presentation.

2.RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In November 2015, the FASB issued guidance related to the presentation of deferred income taxes. The guidance requires that deferred tax assets and liabilities be classified as non-current in the condensed consolidated balance sheet. This guidance was adopted early by us and resulted in the Company classifying its deferred tax assets as non-current assets.

In May 2014, the FASB issued guidance which provides a single, comprehensive accounting model for revenue arising from contracts with customers. This guidance supersedes most of the existing revenue recognition guidance, including industry-specific guidance. Under this model, revenue is recognized at an amount that a company expects to be entitled to upon transferring control of goods or services to a customer, as opposed to when risks and rewards transfer to a customer. The new guidance also requires additional disclosures about the nature, timing and uncertainty of revenue and cash flow arising from customer contracts, including significant judgments and changes in judgments. Considering the one-year delay in the required adoption date for the guidance as issued in July 2015, the new guidance is effective for us beginning in 2018 and may be applied retrospectively to all prior periods presented or through a cumulative adjustment to the opening retained earnings balance in the year of adoption. We will adopt this standard beginning January 1, 2018 and expect to use the modified retrospective method of adoption. Under the new guidance, based on the nature of our contracts, we expect to continue to recognize revenue in a similar manner as with the current guidance. Additionally, we expect the unit of accounting, that is, the identification of performance obligations, will be consistent with current revenue guidance. Accordingly, the adoption of this standard is not expected to have a material impact on our revenues.

In March 2016, the FASB issued a new accounting standard regarding stock compensation: improvements to employee share-based payment accounting, that simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new standard was effective for fiscal years beginning after December 15, 2016, including interim periods within those annual years, and early adoption was permitted. We adopted the new standard prospectively in 2017. The adoption of the new standard did not have a material effect on our unaudited condensed consolidated financial statements for the three months and nine months ended September 30, 2017, and we do not expect that the adoption of the new standard will have a material effect on our consolidated financial statements for the year ended December 31, 2017.

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

3.OPTIONS, WARRANTS AND RESTRICTED STOCK UNITS

Below is a summary of stock option, warrant and restricted stock activity during the nine-month period ended September 30, 2017:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2016	1,454,241	$ 2.87
Granted	25,000	3.06
Exercised	(105,942)	2.24
Cancelled	(155,989)	2.32
Outstanding at September 30, 2017	1,217,310	$ 3.00	4.24	$ 896,796
Exercisable at September 30, 2017	1,035,716	$ 3.03	4.24	$ 752,706

During the nine months ended September 30, 2017, we granted a total of 25,000 options to our employees and directors to purchase shares of our common stock at an exercise price of $3.06 per share. The exercise price equals the fair value of our stock on the grant date.  The options have graded vesting annually over three years.  The fair value of the options was determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.38%; (ii) estimated volatility of 46.29%; (iii) dividend yield of 0.0%; and (iv) expected life of the options of three years.

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2016	326,249	$ 3.14
Granted	-	-
Exercised	(43,005)	3.03
Cancelled	(83,807)	3.35
Outstanding at September 30, 2017	199,437	$ 3.07	5.14	$ 120,539
Exercisable at September 30, 2017	199,437	$ 3.07	5.14	$ 120,539

Restricted Stock Units	Shares	Weighted Average Price	Weighted Average Remaining Term in Years
Outstanding at December 31, 2016	-	$ -
Granted	130,000	4.78
Exercised	-	-
Cancelled	-	-
Outstanding at September 30, 2017	130,000	$ 4.78	2.55

During the nine months ended September 30, 2017, we issued a total of 130,000 shares of restricted stock units to key employees and members of the Board of Directors. The shares vest after three years of continuous employment. The average price of the stock on the grant date was $4.78. The cost recognized for these restricted stock units totaled $54,163 and $98,347, respectively, for the three and nine months ended September 30, 2017, and is included in sales and marketing expense in the accompanying Condensed Consolidated Statement of Operations.

For the three and nine months ended September 30, 2017 and 2016, stock-based compensation expense recognized in the consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of revenues	$ 5,585	$ 9,620	$ 32,509	$ 33,535
Sales and marketing	51,000	6,927	95,602	23,529
General and administrative expense	13,287	31,704	45,209	93,379
Total stock based compensation expense	$ 69,872	$ 48,251	$ 173,320	$ 150,443

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

For the three months ended September 30, 2017, potentially dilutive securities consisted of options and warrants to purchase 1,416,747 shares of common stock at prices ranging from $0.90 to $6.45 per share. Of these potentially dilutive securities, 379,476 of the shares to purchase common stock from the options and warrants are included in the computation of diluted earnings per share because the effect of including the remaining instruments would be anti-dilutive.

For the nine months ended September 30, 2017, potentially dilutive securities consisted of options and warrants to purchase 1,416,747 shares of common stock at prices ranging from $0.90 to $6.45 per share. Of these potentially dilutive securities, 448,164 of the shares of common stock underlying the options and warrants are included in the computation of diluted earnings per share because the effect of including the remaining instruments would be anti-dilutive.

For the three months ended September 30, 2016, potentially dilutive securities consisted of options and warrants to purchase 1,798,567 shares of common stock at prices ranging from $0.90 to $6.45 per share. Of these potentially dilutive securities, 86,461 of the shares of common stock underlying the options and warrants are included in the computation of diluted earnings per share because the effect of including the remaining instruments would be anti-dilutive.

For the nine months ended September 30, 2016, potentially dilutive securities consisted of options and warrants to purchase 1,798,567 shares of common stock at prices ranging from $0.90 to $6.45 per share. Of these potentially dilutive securities, 118,686 of the shares of common stock underlying the options and warrants are included in the computation of diluted earnings per share because the effect of including the remaining instruments would be anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net income	$ 1,089,661	$ 674,360	$ 1,170,133	$ 1,168,802

Denominator:
Denominator for basic calculation weighted average shares	9,501,760	8,185,741	9,387,264	8,168,978
Dilutive common stock equivalents:
Options and warrants	379,476	86,461	448,164	118,686

Denominator for diluted calculation weighted average shares	9,881,236	8,272,202	9,835,428	8,287,664

Net income per share:
Basic net income per share	$ 0.11	$ 0.08	$ 0.12	$ 0.14
Diluted net income per share	$ 0.11	$ 0.08	$ 0.12	$ 0.14

5.ACCOUNTS RECEIVABLE

A summary of accounts receivable is as follows:

	September 30, 2017	December 31, 2016
Trade receivables	$ 13,394,181	$ 8,046,561
Unbilled revenue, net and unapplied advances	(560,552)	1,567,925
Allowance for doubtful accounts	(106,551)	-
Total accounts receivable, net	$ 12,727,078	$ 9,614,486

6.INTANGIBLE ASSETS

Intangible assets are amortized over expected useful lives ranging from 1.5 to 10 years and consist of the following:

	September 30, 2017		December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Delphiis, Inc.
Acquired technology	$ 900,000	$ (785,235)	$ 900,000	$ (772,484)
Customer relationships	400,000	(341,801)	400,000	(316,859)
Trademarks	50,000	(50,000)	50,000	(50,000)
Non-compete agreements	20,000	(20,000)	20,000	(19,374)
Total intangible assets, Delphiis, Inc.	$ 1,370,000	$ (1,197,036)	$ 1,370,000	$ (1,158,717)

Redspin
Acquired technology	$ 1,050,000	$ (564,235)	$ 1,050,000	$ (515,658)
Customer relationships	600,000	(500,000)	600,000	(350,000)
Trademarks	200,000	(140,055)	200,000	(122,071)
Non-compete agreements	100,000	(70,122)	100,000	(61,159)
Total intangible assets, Redspin	$ 1,950,000	$ (1,274,412)	$ 1,950,000	$ (1,048,888)

CTEK Security, Inc.
Acquired technology	$ 8,150,000	$ (611,250)	$ -	$ -
Customer relationships	2,150,000	(403,125)	-	-
Trademarks	1,550,000	(232,500)	-	-
Non-compete agreements	200,000	(49,998)	-	-
Total intangible assets, CTEK Security, Inc.	$ 12,050,000	$ (1,296,873)	$ -	$ -

Total intangible assets	$ 15,370,000	$ (3,768,321)	$ 3,320,000	$ (2,207,605)

7.LINE OF CREDIT AND TERM LOAN

On May 4, 2012, we entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Avidbank Corporate Finance, a Division of Avidbank (“Avidbank”).  On April 26, 2013, we amended the Loan and Security Agreement with Avidbank. On April 25, 2014, we again amended the Loan and Security Agreement with Avidbank (the “Second Avidbank Amendment”). This line of credit was further extended through June 25, 2015 under the third amendment to the Loan and Security Agreement. On June 19, 2015, we again amended the Loan and Security Agreement with Avidbank (the “Fourth Avidbank Amendment”). Under the Fourth Avidbank Amendment, the term of the revolving line-of-credit of up to $2.0 million was extended through June 19, 2017, at an interest rate of prime plus 0.75% per annum.  On January 13, 2017, as part of the acquisition of CTEK Security, Inc. (formerly CynergisTek, Inc.), we entered into an Amended and Restated Credit Agreement (the “A&R Credit Agreement”) with California Bank and Trust and Avidbank (collectively the “Lenders”). Under the A&R Credit Agreement, the term of the revolving line-of-credit is available through January 13, 2019 at an interest rate of prime plus 1.0% per annum. As of September 30, 2017, the interest rate was 5.25%.  There will be no minimum interest payable with respect to any calendar quarter. The amount available to us at any given time is the lesser of (a) $5.0 million, or (b) the amount available under our borrowing base (80% of our eligible accounts receivable, minus (1) accrued client lease payables, and minus (2) accrued equipment pool liability). As of September 30, 2017, and December 31, 2016, no amounts were outstanding under the line of credit.

The Fourth Avidbank Amendment provided for a term loan facility which allowed for advances up to $4,000,000 through June 19, 2016. Our initial draw was for $2,000,000 in 2015. As of December 31, 2016, outstanding borrowings under the term loan were $1,250,000 at an interest rate of 4.75%. On January 13, 2017, this loan was repaid in full. On that date, we entered into the A&R Credit Agreement which provided a term loan facility for $14,000,000. Term loan repayments are to be made 48 monthly principal installments of $198,333, plus accrued interest at an interest rate of prime plus 1.5% per annum, followed by 12 monthly principal installments of $373,333, plus accrued interest at an interest rate of prime plus 1.5%.  As of September 30, 2017, outstanding borrowings under the term loan are $13,008,333 at an interest rate of 5.75%.

While there are outstanding credit extensions, we are to maintain an asset coverage ratio of cash plus accounts receivable divided by all obligations owing to the bank within one year of at least 1.50 to 1.00, measured monthly, and a fixed charge coverage ratio, whereby adjusted EBITDA for the most recent twelve months shall be no less than 1.15 to 1.00 of the sum of the following: (i) Non-Financed Capital Expenditures, (ii) taxes paid in cash during such period, (iii) Distributions paid in cash during such period, (iv) any Earnout Payment paid in cash during such period, and (v) Debt Service for such period, all as determined in accordance with GAAP. We were in compliance with all covenants as of September 30, 2017 and December 31, 2016.

In connection with the A&R Credit Agreement, the Company and its subsidiaries (collectively the “Borrowers”) entered into a security agreement (the “Security Agreement”), pursuant to which each of the Borrowers agreed to grant to Avidbank, in its capacity as contractual representative for itself and the other lender (the “Agent”), for the ratable benefit of itself, the Lenders and the other secured parties, a first priority security interest in certain collateral to secure prompt payment and performance of the secured obligations under the A&R Credit Agreement.  Pursuant to the Security Agreement, the “Collateral” was defined as including any and all (all such terms as defined in the Security Agreement) of the Accounts, Chattel Paper, Commercial Tort Claims, Deposit Accounts, Documents, Equipment, Instruments, Inventory, Investment Property, General Intangibles, Letter of Credit Rights, Negotiable Collateral, Supporting Obligations, Vehicles, Grantors’ Books, in each case whether now existing or hereafter acquired or created, any money or other assets of any Grantor that now or hereafter come into the possession, custody, or control of Agent and any Proceeds or products of any of the foregoing, or any portion thereof.  In connection with the grant of the security interest in the Collateral, each of the Borrowers made standard representations and warranties relating to ownership of the collateral, location and control of the collateral, and certain rights to payment.

Additionally, in connection with the A&R Credit Agreement and the acquisition of CTEK Security, Inc. (formerly CynergisTek, Inc.) transaction, (see Note 11), Michael Mathews, (“Mathews”), Michael McMillan (“McMillan”), the Company, and Avidbank entered into a subordination agreement (the “Subordination Agreement”), pursuant to which Mathews and McMillan agreed that unless and until all of the Company’s obligations under the A&R Credit Agreement have been repaid in full, Mathews and McMillan would not, except as provided in the Subordination Agreement, ask, demand, sue for, take or receive, or retain, from the Company or any other person or entity, by setoff or in any other manner, payment of all or any part of the Subordinate Debt (as defined below), or take any other action with respect to the Subordinate Debt; forgive, cancel or discharge any of the Subordinate Debt; ask, demand or receive any security for the Subordinate Debt; amend any documents relating to the Subordinate Debt or any other agreement, instrument or document evidencing or executed in connection with the Subordinate Debt in a manner that could reasonably be expected to be adverse to Lenders or Agent (or any other holders of the obligations arising under the A&R Credit Agreement); or bring or join with any creditor in bringing any insolvency proceeding against the Company. Additionally, Mathews and McMillan each directed the Company to make, and the Company agreed to make, such prior payment of the Company’s obligations under the A&R Credit Agreement to Agent and the Lenders.  The Subordination Agreement defines “Subordinate Debt” to include all debt of the Company owing to Mathews and McMillan (or either of them) (a) under the promissory notes due to Mathews and McMillan (the “Seller Notes”) or (b) in respect of the Earn Out Payments (described in Note 11), in either case whether now existing or hereafter arising and including all principal, premium, interest, fees, attorneys’ fees, costs, charges, expenses, reimbursement obligations, any other indemnities or guarantees in each case with respect thereto, in each case whether direct or indirect, absolute or contingent, joint or several, due or not due, primary or secondary, liquidated or unliquidated, secured or unsecured.  So long as the Borrowers are not in default under the terms of the A&R Credit Agreement, the Company may make regular payments to Mathews and McMillan under the Seller Notes.

The foregoing description of the Fourth Amendment to the Loan and Security Agreement between Avidbank and the Company is qualified in its entirety by reference to the terms of the Fourth Amendment to the Loan and Security Agreement, which is found as Exhibit 10.1 of our Form 10-Q filed on August 14, 2015. The foregoing descriptions of the A&R Credit Agreement, Security Agreement and Subordination Agreement are qualified in their entirety by reference to the respective agreements.  These agreements are found in our Form 8-K filed on January 17, 2017 as Exhibits 99.7, 99.8, and 99.9, respectively.

Interest charges associated with borrowings on the line of credit for the three and nine months ended September 30, 2017 were $1,285 and $1,285, respectively. In addition, on January 13, 2017, we paid a $25,000 revolving loan commitment fee. There were no borrowings on the line of credit for the three and nine months ended September 30, 2016.

Interest charges associated with the term loans totaled $184,964 and $343,028 for the three and nine months ended September 30, 2017, respectively. In addition, on January 13, 2017, we paid a $70,000 term loan commitment fee. Interest charges associated with the term loans totaled $19,016 and $39,516 for the three and nine months ended September 30, 2016, respectively.

As additional consideration for the original Loan and Security Agreement, we issued Avidbank a 5-year warrant to purchase up to 24,033 shares of our common stock at an exercise price of $4.16 per share. On April 6, 2017 we entered into a warrant repurchase agreement with Avidbank whereby we paid Avidbank $4,743 to repurchase these warrants.

8.PROMISSORY NOTES

In connection with the acquisition of CTEK Security, Inc. (formerly CynergisTek, Inc.) (Note 11) we issued two promissory notes totaling $9,000,000 to Dr. Michael G. Mathews and Michael McMillan (the “Seller Notes”), with each of the Seller Notes having an initial principal amount of $4,500,000.  These Seller Notes bear interest at 8% per annum, require quarterly interest-only payments during the first 12 months, quarterly payments of principal and interest during the last 24 months, using a 36-month amortization period commencing from that point, with a balloon payment due on the maturity date.  Amounts due and owing under the Seller Notes are subordinate to the right of payment due under the A&R Credit Agreement pursuant to the Subordination Agreement (Note 7).  The Company has the right to prepay all or any portion of the outstanding principal balance of the Seller Notes, provided that such prepayment is accompanied by accrued interest on the amount of principal prepaid, calculated to the date of such prepayment.

The foregoing descriptions of the Seller Notes and Subordination Agreement are qualified in their entirety by reference to the respective agreements.  These agreements are found in our Form 8-K filed on January 17, 2017 as Exhibits 99.3, 99.4 and 99.9, respectively.

Interest charges associated with the Seller Notes totaled $179,507 and $331,397, respectively for the three months and nine months ended September 30, 2017.

9.EMPLOYMENT AGREEMENTS

Effective January 1, 2016, we entered into an employment agreement with Joseph Flynn (the “2016 Flynn Agreement”). The 2016 Flynn Agreement provides that Mr. Flynn will continue his employment as our President and CEO.  The 2016 Flynn Agreement has a term of two years, provides for an annual base salary of $300,000, and will automatically renew for subsequent twelve (12) month terms unless either party provides advance written notice to the other that such party does not wish to renew the agreement for a subsequent twelve (12) months.  Mr. Flynn also receives the customary employee benefits available to our employees. Mr. Flynn is also entitled to receive a bonus of up to $180,000 per year, the achievement of which is based on Company performance metrics.  We may terminate Mr. Flynn’s employment under the 2016 Flynn Agreement without cause at any time on thirty (30) days advance written notice, at which time Mr. Flynn would receive severance pay for twelve months and be fully vested in all options and warrants granted to date.  In January 2017, Mr. Flynn resigned as President, and continued to serve as CEO until October 2, 2017.  The foregoing summary of the 2016 Flynn Agreement is qualified in its entirety by reference to the full context of the employment agreement, which is found as Exhibit 10.31 to our Annual Report on Form 10-K filed with the SEC on March 30, 2016.

As described in more detail in our Current Report on Form 8-K filed with the SEC on October 6, 2017, Joseph Flynn submitted his letter of resignation as Chief Executive Officer of the Company on October 2, 2017. The Board accepted Mr. Flynn’s resignation as Chief Executive Officer effective as of October 2, 2017 and as a director effective as of October 31, 2017. Mr. Flynn’s resignation was not due to any dispute or disagreement with the Company.

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

The employment agreements of Dr. Michael G. Mathews and Michael McMillan are described in Note 11 as part of the acquisition of CTEK Security, Inc.

10.CONCENTRATIONS

Cash Concentrations

At times, cash balances held in financial institutions are in excess of federally insured limits.  Management performs periodic evaluations of the relative credit standing of financial institutions and limits the amount of risk by selecting financial institutions with a strong credit standing.

Major Customers

Our two largest customers accounted for approximately 44% of our revenues for the nine months ended September 30, 2017 and our two largest customers accounted for approximately 49% of our revenues for the nine months ended September 30, 2016. Our largest customers had accounts receivable totaling approximately $5,200,000 and $4,000,000 as of September 30, 2017 and December 31, 2016 respectively.

11.STOCK PURCHASE AGREEMENT – CTEK SECURITY, INC.

As previously disclosed in our Current Report on Form 8-K, filed with the SEC on January 17, 2017, on January 13, 2017, the Company (known at that time as Auxilio, Inc., a Nevada corporation, and subsequently renamed Cynergistek, Inc., a Delaware corporation, as part of the Reincorporation (the “Company”)) entered into a Stock Purchase Agreement (the “SPA”) with CTEK Security, Inc., a Texas corporation (formerly CynergisTek, Inc.) (“CTEK Security”), Dr. Michael G. Mathews (“Mathews”) and Michael H. McMillan (“McMillan,” and together with Mathews, the “Stockholders”), pursuant to which we acquired 100% of the issued and outstanding shares of common stock (the “Shares”) of CTEK Security from the Stockholders (the “CTEK Security Transaction”).

Pursuant to the SPA, the purchase price paid for the Shares consisted of four components: the Cash Consideration, the Securities Consideration, the Debt Consideration, and the Earn-out Consideration. The total purchase price was approximately $28.3 million.

•Cash Consideration.  We paid the Stockholders a cash payment of $15,000,000, less Closing Net Working Capital Deficit, Funded Indebtedness and Designated Transaction Expenses (defined as certain expenses of the Stockholders and certain expenses of CTEK Security). The net cash amount paid to the Stockholders was $14,202,645. We funded $14 million of the cash consideration through a term loan (Note 7).

•Securities Consideration.  We issued a total of 1,166,666 shares of our common stock, par value $0.001 per share to the Stockholders, with each of the Stockholders receiving 583,333 shares. The estimated fair value of the common stock issued was approximately $2.8 million at closing.

•Debt Consideration.  We issued promissory notes totaling $9,000,000 to the Stockholders (the “Seller Notes”), with each of the Seller Notes having an initial principal amount of $4,500,000.  The Seller Notes bear interest at 8% per annum, with quarterly interest-only payments in the first year, and quarterly payments of principal and interest in the next 24 months, using a 36-month amortization period commencing from that point, with a balloon payment due on the maturity date.  Amounts due and owing under the Seller Notes are subordinate to the right of payment due under the AvidBank Loan (described below) pursuant to the Subordination Agreement.  The Company has the right to prepay all or any portion of the outstanding principal balance of the Seller Notes, provided that such prepayment is accompanied by accrued interest on the amount of principal prepaid, calculated to the date of such prepayment.

•Earn-out Consideration.   The Stockholders may be entitled to an additional $7,500,000 based upon the financial performance of CTEK Security after closing of the CTEK Security Transaction, to be calculated based upon EBITDA generated by the CTEK Security business during the earn-out period, which began as of January 1, 2017, and ends on December 31, 2021 (the “Earn-out Payments”). The estimated fair value of the earn-out was approximately $2.3 million at closing.

Pursuant to the SPA, CTEK Security and the Stockholders agreed to deliver to us stock certificates representing the Shares; the corporate record books of CTEK Security; and the employment agreements (described below). We agreed to deliver the Cash Consideration, the Securities Consideration, the Debt Consideration and the signed employment agreements. By agreement of the parties, the effective date of the CTEK Security Transaction for accounting purposes was January 1, 2017.

In connection with the SPA, the Company and the Stockholders also entered into a registration rights agreement (the “Registration Rights Agreement”) and employment agreements, each of which is discussed below.

Registration Rights Agreement

Pursuant to the Registration Rights Agreement between the Company and the Stockholders, we agreed to grant piggy-back registration rights under certain circumstances, and demand registration rights under other circumstances.  Briefly, for the piggy-back rights, if we propose to register the sale of any of our stock or other securities under the Securities Act of 1933, as amended (the “Securities Act”) in connection with the public offering of such securities solely for cash, or the resale of shares of our common stock by other selling stockholders, we agreed that prior to such filing, we would give written notice to the Stockholders of our intention to do so. Upon the written request of a Stockholder given within twenty (20) days after we provide such notice, we agreed to file a registration statement to register the resale of all such registrable securities which we have been requested by such Stockholder to register. With respect to the demand registration rights, we agreed that in the event that we fail to file timely public reports with the U.S. Securities and Exchange Commission if and as required by the Securities Exchange Act of 1934, as amended, then the Stockholders shall have the right, by delivering written notice to us (a “Demand Notice”), to require us to register the number of registrable securities requested to be so registered pursuant to the terms of the Registration Rights Agreement (a “Demand Registration”). Following the receipt of a Demand Notice for a Demand Registration, we agreed to file a registration statement not later than sixty (60) days after such Demand Notice, and we agreed to use our commercially reasonable efforts to cause such registration statement to be declared effective under the Securities Act as promptly as practicable after the filing thereof. Additionally, pursuant to the Registration Rights Agreement, the rights of the Stockholders to deliver a Demand Notice for a Demand Registration are not effective at any time when the registrable securities held by such Stockholder may be resold under Rule 144 of the Securities Act without regard to any volume limitation requirements under Rule 144 of the Securities Act.

Employment Agreements

In connection with the SPA, the Company and each of the Stockholders entered into an employment agreement, pursuant to which McMillan was appointed President and Chief Strategy Officer of the Company, and Mathews was appointed Executive Vice President of the Company.

McMillan Employment Agreement.

The Company and McMillan entered into an employment agreement (the “McMillan Employment Agreement”), pursuant to which we employ McMillan as President and Chief Strategy Officer of the Company. McMillan agreed that his duties for the Company and its subsidiaries would be substantially similar to those duties that McMillan had performed on behalf of CTEK Security, and would include, without limitation, responsibility for executive leadership and business development strategy.  McMillan also agreed to perform additional duties as reasonably assigned by our Chief Executive Officer, and/or Board of Directors in order to advance the interests of the Company and its subsidiaries. The initial term of the McMillan Employment Agreement is 36 months from January 13, 2017, and will automatically renew for subsequent 12-month terms unless either party provides written notice to the other party of a desire to not renew the agreement.

Pursuant to the McMillan Employment Agreement, McMillan’s base salary is $250,000, and he is entitled to incentive bonus compensation and equity compensation (consisting of stock options), as set forth in the McMillan Employment Agreement.  The Company has the right to terminate McMillan’s employment without cause at any time on thirty (30) days’ advance written notice to McMillan. Additionally, McMillan has the right to resign for “Good Reason” (as defined in the McMillan Employment Agreement) on thirty (30) days’ written notice.  In the event of (i) such termination without cause, or (ii) McMillan’s inability to perform the essential functions of his position due to a mental or physical disability or his death,  or (iii) McMillan’s resignation for Good Reason, McMillan is entitled to receive the base salary then in effect and full target annual bonus, prorated to the date of termination, and a “Severance Payment” equivalent to (a) payment of compensation for an additional twelve months, payable as a lump sum, and (b) the acceleration of all unvested stock options and warrants then held by McMillan, subject to certain conditions set forth in the McMillan Employment Agreement.  In addition, if McMillan is terminated by the Company without cause (as defined in the McMillan Employment Agreement), certain of the Earn-out Payments will accelerate and become immediately due and payable, as set forth in the SPA.  If McMillan resigns for other than Good Reason, he will be entitled to receive the base salary for the thirty (30) day written notice period, but no other amounts.  On October 2, 2017, the Board also appointed McMillan as Chief Executive Officer.

Mathews Employment Agreement.

We entered into an employment agreement with Mathews (the “Mathews Employment Agreement”), pursuant to which we employ Mathews as Executive Vice President (Mathews was also appointed Chief Operation Officer on April 27, 2017). Mathews agreed that his duties for the Company and its subsidiaries would be substantially similar to those duties that Mathews had performed on behalf of CTEK Security, and would include, without limitation, day-to-day P&L responsibility for the cybersecurity service business line.  Mathews also agreed to perform additional duties as reasonably assigned by our President, Chief Executive Officer, and/or Board of Directors in order to advance the interests of the Company and its subsidiaries. The initial term of the Mathews Employment Agreement is 36 months from January 13, 2017, and will automatically renew for subsequent 12-month terms unless either party provides written notice to the other party of a desire to not renew the agreement.

Pursuant to the Mathews Employment Agreement, Mathews’ base salary is $250,000, and he is entitled to incentive bonus compensation and equity compensation (consisting of stock options), as set forth in the Mathews Employment Agreement.  We have the right to terminate Mathews’ employment without cause at any time on thirty (30) days’ advance written notice to Mathews. Additionally, Mathews has the right to resign for “Good Reason” (as defined in the Mathews Employment Agreement) on thirty (30) days’ written notice.  In the event of (i) such termination without cause, or (ii) Mathews’ inability to perform the essential functions of his position due to a mental or physical disability or his death,  or (iii) Mathews’ resignation for Good Reason, Mathews is entitled to receive the base salary then in effect and full target annual bonus, prorated to the date of termination, and a “Severance Payment” equivalent to (a) payment of compensation for an additional twelve months, payable as a lump sum, and (b) the acceleration of all unvested stock options and warrants then held by Mathews, subject to certain conditions set forth in the Mathews Employment Agreement.  In addition, if Mathews is terminated by the Company without cause (as defined in the Mathews Employment Agreement), certain of the Earn-out Payments will accelerate and become immediately due and payable, as set forth in the SPA.  If Mathews resigns for other than Good Reason, he will be entitled to receive the base salary for the thirty (30) day written notice period, but no other amounts.

Amended and Restated Credit Agreement and Related Agreements

Also on January 13, 2017,  the Company and its subsidiaries (the “Borrowers”) entered into an Amended and Restated Credit Agreement (the “A&R Credit Agreement”) with ZB, N.A., dba California Bank and Trust (“CBT”), and Avidbank, a California banking corporation (“Avidbank,” and together with CBT, the “Lenders”), as well as Avidbank in its capacity as contractual representative for itself and the other lender (“Agent”).

By way of background, the Company on the one hand and Avidbank on the other hand previously entered into a Loan and Security Agreement, dated as of April 19, 2012 (as amended to date, the “Original Credit Agreement”), pursuant to which Avidbank extended to the Company a term loan and a revolving line of credit.  Subsequently, the Company advised Agent that the Company desired to acquire 100% of the ownership interests of CTEK Security pursuant to the SPA.  The CTEK Security Transaction is prohibited by Section 7.3 of the Original Credit Agreement.

Borrowers requested that Lenders (1) consent to the CTEK Security Transaction, and (2) provide additional financing in order to finance, in part, the Company’s obligations under the SPA.  Agent and Lenders agreed with such request in accordance with and subject to the terms and conditions of the A&R Credit Agreement and other related documents defined in the A&R Credit Agreement (the “Loan Documents”).  In connection with the entry into the A&R Credit Agreement, the parties to the A&R Credit Agreement agreed that CTEK Security would automatically become a Borrower under the A&R Credit Agreement and under the Loan Documents on the closing date immediately upon consummation of the CTEK Security Transaction (and not prior thereto), without further action required by any party.

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

Loan Facilities

Term Loans:  Pursuant to the A&R Credit Agreement, the Lenders agreed to provide term loans in the aggregate amount of $14,000,000 to the Company, which was paid to the Stockholders as part of the Cash Consideration in the CTEK Security Transaction (described above).  The term loans bear interest at a rate of Prime plus 1.5%, and the loans mature on January 12, 2022.

Revolving Line of Credit: Additionally, pursuant to the A&R Credit Agreement, the Lenders agreed to provide revolving loans to the Borrowers in an aggregate amount of up to $5,000,000. At the closing of the CTEK Security Transaction, no draws were made on the revolving loans.

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

Seller Subordination Agreement

Additionally, in connection with the A&R Credit Agreement and the CTEK Security Transaction, Mathews, McMillan, the Company, and Avidbank entered into a subordination agreement (the “Subordination Agreement”), pursuant to which Mathews and McMillan agreed that unless and until all of the Company’s obligations under the A&R Credit Agreement have been repaid in full, Mathews and McMillan would not, except as provided in the Subordination Agreement, ask, demand, sue for, take or receive, or retain, from the Company or any other person or entity, by setoff or in any other manner, payment of all or any part of the Subordinate Debt (as defined below), or take any other action with respect to the Subordinate Debt; forgive, cancel or discharge any of the Subordinate Debt; ask, demand or receive any security for the Subordinate Debt; amend any documents relating to the Subordinate Debt or any other agreement, instrument or document evidencing or executed in connection with the Subordinate Debt in a manner that could reasonably be expected to be adverse to Lenders or Agent (or any other holders of the obligations arising under the A&R Credit Agreement); or bring or join with any creditor in bringing any insolvency proceeding against the Company. Additionally, Mathews and McMillan each directed the Company to make, and the Company agreed to make, such prior payment of the Company’s obligations under the A&R Credit Agreement to Agent and the Lenders.  The Subordination Agreement defines “Subordinate Debt” to include all debt of the Company owing to Mathews and McMillan (or either of them) (a) under the Seller Notes or (b) in respect of the Earn Out Payments (described above), in either case whether now existing or hereafter arising and including all principal, premium, interest, fees, attorneys’ fees, costs, charges, expenses, reimbursement obligations, any other indemnities or guarantees in each case with respect thereto, in each case whether direct or indirect, absolute or contingent, joint or several, due or not due, primary or secondary, liquidated or unliquidated, secured or unsecured.  So long as the Borrowers are not in default under the terms of the A&R Credit Agreement, the Company may make regular payments to the Stockholders under the Seller Notes.

The preliminary allocation of the purchase price of the assets acquired and liabilities assumed in the CTEK Security Transaction based on their fair values was as follows:

Acquired technology	$ 8,150,000
Customer relationships	2,150,000
Trademarks	1,550,000
Non-compete agreements	200,000
Goodwill	16,416,063
Cash	754,125
Accounts receivable	1,726,398
Other assets	346,439
Fixed assets, net	110,657
Accounts payable and accrued expenses	(659,203)
Accrued compensation	(1,035,522)
Deferred revenue	(1,378,312)
Total	$ 28,330,645

Purchased identifiable intangible assets are amortized on a straight-line basis over the respective useful lives. Estimated useful lives of the identifiable intangible assets acquired ranges from three to ten years. We also recognized goodwill of $16,416,063. Goodwill is recognized as we expect to be able to realize synergies between the two companies, primarily our ability to provide market and reach for the Redspin products and services to our MDS customers.

The Company incurred approximately $330,000 in legal, accounting and other professional fees related to this acquisition, of which approximately $174,000 were expensed during the nine months ended September 30, 2017.

As of the date of this report, management is still in the process of determining the final accounting related to the CTEK Security transaction. Because management’s analysis has not yet been completed, the Company’s determination of the purchase price and the resulting purchase price allocation is preliminary.

Pro Forma Information

The following supplemental unaudited pro forma information presents the combined operating results of the Company and the acquired business during the three and nine months ended September 30, 2017 and 2016, as if the acquisition had occurred at the beginning of each of the periods presented. The pro forma information is based on the historical financial statements of the Company and that of the acquired business. Amounts are not necessarily indicative of the results that may have been attained had the combinations been in effect at the beginning of the periods presented or that may be achieved in the future.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Pro forma revenue	$ 17,897,076	$ 17,946,666	$ 52,950,678	$ 54,609,748
Pro forma net income	$ 1,089,661	$ 499,603	$ 1,170,133	$ 904,453
Pro forma basic net income per share	$ 0.11	$ 0.05	$ 0.12	$ 0.10
Pro forma diluted net income per share	$ 0.11	$ 0.05	$ 0.12	$ 0.10

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

Readers should carefully review the risk factors described in other documents we file from time to time with the SEC, including our Form 10-K for the fiscal year ended December 31, 2016.  Our filings with the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those filings, pursuant to Sections 13(a) and 15(d) of the Exchange Act, are available free of charge at www.cynergistek.com, when such reports are available via the EDGAR system maintained by the SEC at www.sec.gov.

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

In January 2017, we acquired CTEK Security, Inc. (formerly CynergisTek, Inc.) (“CTEK Security”), a top-ranked cybersecurity and privacy consulting firm, transforming and significantly expanding our cybersecurity and IT security consulting services capabilities. Our security experts perform technical assessments, penetration testing and remediation services, in addition to providing 24/7 advisory services to our Compliance Assist Partner Program customers. With our proven and prescriptive methodology, we help build the foundation needed to ensure the confidentiality, integrity and security of patient health information (PHI). Our proprietary RiskSonar IT Risk Manager SaaS Solution streamlines how covered entities perform annual and on-going risk assessments on their business associates, clinics, projects and hospitals.

Following the acquisition of CTEK Security, we have integrated our documents solutions, IT security and cybersecurity operations and are going to market as an integrated cybersecurity and document management solution company.  We believe that offering our current and prospective hospital customers with a comprehensive integrated offering to address privacy, security and compliance of their IT environment and related electronic and physical records provides a significant competitive advantage to the Company.

Our common stock currently trades on the NYSE American under the stock symbol “CTEK”.

As described in more detail in our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2017, Auxilio, Inc., a Nevada corporation (“Auxilio”) changed its name and state of incorporation from the State of Nevada to the State of Delaware by merging (the “Reincorporation”) with and into its wholly-owned subsidiary, CynergisTek, Inc., a Delaware corporation, which was established for the purpose of the Reincorporation.   As a result of the Reincorporation, Auxilio ceased to exist as a separate entity.  As of the date of the merger, each outstanding share of Auxilio’s common stock was deemed, by operation of law, to represent the same number of shares of our common stock.  In accordance with Rule 12g-3 under the Securities Exchange Act of 1934, as amended, the shares of our common stock were deemed to be registered under Section 12(b) of the Exchange Act as a successor to Auxilio.  Effective as of September 8, 2017, the Company’s trading symbol changed to “CTEK.”

Where appropriate, references to “Cynergistek,” the “Company,” “we,” “us” or “our” include Cynergistek, Inc., a Delaware corporation and its wholly-owned subsidiaries, CTEK Solutions, Inc., a California corporation, CTEK Security, Inc., a Texas corporation, and Delphiis, Inc., a California corporation.

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

•Accounts receivable valuation and related reserves

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

•New customer implementation costs

We ordinarily incur additional costs to implement our services for new customers.  These costs are comprised primarily of additional labor and support.  These costs are expensed as incurred, and have a negative impact on our statements of operations and cash flows during the implementation phase. We also estimate certain document imaging equipment lease and service costs, as well as expected volumes from managed document services. These estimates may impact gross margin during the implementation phase.

•Goodwill and intangible assets with indefinite lives

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

•Long-lived assets

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

•Stock-based compensation

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

•Income taxes

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

RESULTS OF OPERATIONS

For the Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

Revenue

Revenue increased by approximately $3,600,000 to $17,897,076 for the three months ended September 30, 2017, as compared to the same period in 2016. This increase is largely attributable to the growth in our cyber security professional services as a result of the acquisition of CTEK Security, Inc., a Texas corporation (formerly CynergisTek, Inc.) (“CTEK Security”) in January 2017. Revenues from these services increased by approximately $3,500,000 while revenue from managed document services were approximately $12,900,000 in the third quarter of 2017 compared to $13,400,000 in the third quarter of 2016. The reduction in these revenues is a result of new customers and expansion of services at existing customers being offset by terminations as well as volume and negotiated rate reductions at existing customers. These terminations will result in lower managed document services revenue in the next few quarters until we replace this revenue with new customers. Equipment sales for the third quarter of 2017 were approximately $700,000 as compared to approximately $200,000 in 2016. Equipment revenues are primarily from copier fleet refresh activities at customers. These fleet refreshes are sporadic since they are typically done every five years at any one customer facility.

Cost of Revenue

Cost of revenue consists of salaries and expenses of direct labor and indirect support staff as well as document imaging equipment, parts and supplies.  Cost of revenue was $11,743,838 for the three months ended September 30, 2017, as compared to $11,082,739 for the same period in 2016. We incurred approximately $1,500,000 in additional staffing costs, including contract labor, largely as a result of the recent acquisition of CTEK Security. Our service and supply costs decreased by approximately $1,400,000 as a result of the reduction in the document solutions services revenue and lower toner supply pricing obtained. Equipment costs increased by approximately $500,000 in 2017, directly as a result of the increase in equipment revenues from the copier fleet refresh activities.

Gross margin increased to 34% of revenue for the three months ended September 30, 2017 as compared to 23% for the same period in 2016. The increase is attributable to higher gross margins attained from professional services rendered though the newly acquired CTEK Security business and the benefit from the maturation of a couple of large managed document services accounts. Over the next few quarters we expect gross margins to come down due to the recent turnover we experienced in managed document services with partial offset as we grow professional services.

Sales and Marketing

Sales and marketing expenses include salaries, commissions and expenses for sales and marketing personnel, travel and entertainment, and other selling and marketing costs. Sales and marketing expenses were $1,329,909 for the three months ended September 30, 2017, as compared to $636,120 for the same period in 2016. The increase is primarily attributable to the addition of the CTEK Security sales and marketing team.

General and Administrative

General and administrative expenses include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses and other administrative costs. General and administrative expenses increased by $224,905 to $1,849,164 for the three months ended September 30, 2017, as compared to $1,624,259 for the three months ended September 30, 2016. The increase in general and administrative expenses is attributed to 1) approximately $200,000 in staffing cost due primarily to the addition of executives, accounting and other administrative staff related to CTEK Security; 2) approximately $100,000 increase in rent for CTEK Security offices; 3) a bad debt charge we incurred in 2017 of approximately $100,000; and 4) approximately $100,000 decrease in professional fees much of which in 2016 was incurred in connection with the acquisition of CTEK Security.

Depreciation

Depreciation decreased by $14,259 to $97,568 for the three months ended September 30, 2017 as compared to $111,827 for the same period in 2016. The decrease is a result of efforts to utilize capital equipment over a longer period.

Amortization of Acquisition-Related Intangibles

Amortization of acquisition-related intangibles increased by $428,780 to $520,030 for the three months ended September 30, 2017 as compared to $91,250 for the same period in 2016. The increase is a result of amortization on intangibles related to the acquisition of CTEK Security in January 2017.

Other Income (Expense)

Interest expense for the three months ended September 30, 2017 was $373,408 compared to $21,714 for the same period in 2016. The increase is due primarily to interest paid on the term loan of $14,000,000 and promissory notes totaling $9,000,000 which were used to finance the acquisition of CTEK Security.

Income Tax Expense

Income tax expense for the three months ended September 30, 2017 was $895,360 compared to $84,113 for the same period in 2016. The increase is due primarily to the improvement in income before income taxes and also due to a change in the Company's recognition of deferred tax assets.

For the Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

Revenue

Revenue increased by approximately $8,900,000 to $52,950,678 for the nine months ended September 30, 2017, as compared to the same period in 2016.  This increase is largely attributable to the growth in our cyber security professional services as a result of the acquisition of CTEK Security, Inc., a Texas corporation (formerly CynergisTek, Inc.) (“CTEK Security”) in January 2017. Revenues from these services increased by approximately $9,800,000. Revenues from document solution services were approximately $38,400,000 in 2017 compared to $40,100,000 in 2016. The reduction in these revenues is a result of terminations as well as volume and negotiated rate reductions at existing customers, offset by new customers and expansion of services at existing customers. These terminations will result in lower managed document services revenue in the next few quarters until we replace this revenue with new customers. Equipment sales for 2017 were approximately $2,400,000 as compared to approximately $1,600,000 in 2016. Equipment revenues are primarily from copier fleet refresh activities at customers. These fleet refreshes are sporadic since they are typically done every five years at any one customer facility.

Cost of Revenue

Cost of revenue consists of salaries and expenses of direct labor and indirect support staff as well as document imaging equipment, parts and supplies.  Cost of revenue was $37,847,138 for the nine months ended September 30, 2017, as compared to $35,359,229 for the same period in 2017. We incurred approximately $3,700,000 in additional staffing costs, including contract labor, largely as a result of the recent acquisition of CTEK Security. Our service and supply costs decreased approximately $2,400,000 as a result of the reduction in document solution services revenue and lower toner supply pricing obtained. Our travel costs increased by approximately $200,000 in 2017 due to the acquisition of CTEK Security and additional travel related to recent implementations for our document solution services business. Also, equipment costs increased by approximately $1,000,000 in 2017, primarily as a result of the increase in equipment revenues from the copier fleet refresh activities.

Gross margin increased to 29% of revenue for the nine months ended September 30, 2017 as compared to 20% for the same period in 2016. The increase is attributable to higher gross margins attained from professional services rendered though the newly acquired CTEK Security and the benefit from the maturation of a couple of large managed document services accounts.  Over the next few quarters we expect gross margins to come down due to the recent turnover we experienced in managed document services with partial offset as we grow professional services.

Sales and Marketing

Sales and marketing expenses include salaries, commissions and expenses for sales and marketing personnel, travel and entertainment, and other selling and marketing costs. Sales and marketing expenses were $4,070,765 for the nine months ended September 30, 2017, as compared to $1,981,282 for the same period in 2016. The increase is primarily attributable to the addition of the CTEK Security sales and marketing team. Also in 2017, we incurred a nonrecurring charge of approximately $100,000 in severance pay for a terminated sales executive related to the integration of CTEK Security.

General and Administrative

General and administrative expenses include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses and other administrative costs. General and administrative expenses increased by $1,156,962 to $5,876,895 for the nine months ended September 30, 2017, as compared to $4,719,933 for the same period in 2016. The increase in general and administrative expenses is attributed to 1) approximately $500,000 in staffing cost due primarily to the addition of CTEK Security executives, accounting and other administrative staff; 2) approximately $200,000 increase in rent for CTEK Security offices; 3) approximately $200,000 increase in professional fees, most of which were incurred in connection with the acquisition of CTEK Security; 4) approximately $100,000 paid to the NYSE MKT (now NYSE American) to uplist to their exchange in February 2017; 5) approximately $100,000 in increased travel, office and related charges as a result of acquiring CTEK Security; and 6) a bad debt charge we incurred in 2017 of approximately $100,000.

Other Income (Expense)

Interest expense for the nine months ended September 30, 2017 was $1,162,289 compared to $70,968 for the same period in 2016.  The increase is due primarily to interest paid on the term loan of $14,000,000 and promissory notes totaling $9,000,000 which were used to finance the acquisition of CTEK Security.

Income Tax Expense

Income tax expense for the nine months ended September 30, 2017 was $976,899 compared to $128,113 for the same period in 2016. The increase is due primarily to the improvement in income before income taxes and also due to a change in the Company's recognition of deferred tax assets..

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2017, our cash and cash equivalents were $2,749,220 and our working capital deficit was $897,708.  Our principal cash requirements are for operating expenses, including equipment, supplies, employee costs and capital expenditures as well as debt service to our bank term loan and related party sellers notes. Our primary sources of cash are revenues from operations and our bank line of credit.

During the nine months ended September 30, 2017, our cash used for operating activities amounted to $733,380, as compared to $266,889 used for operating activities for the same period in 2016.  The increase in cash used for operating activities in 2017 is partially due to an increase in interest payments made on the bank term loan and seller notes we entered into in connection with the acquisition of CTEK Security. Another use of funds in 2017 was the professional fees and related costs incurred in connection with the acquisition of CTEK Security. In both 2017 and 2016 there was a decrease in accounts payable and accrued expenses as we have reduced the number of days to validate expense related vendors of recently implemented clients.

In January 2017, we borrowed $14,000,000 under a five-year term loan agreement with a financial institution where we also have in place the availability of a $5,000,000 line of credit, subject to borrowing base limits. The term loan was used to finance the acquisition of CTEK Security. We may seek additional financing or equity raises; however there can be no assurance that additional financing will be available on acceptable terms, if at all. Any financing or equity raises may result in dilution to existing stockholders and any debt financing may include restrictive covenants.  Management believes that cash generated from debt and/or equity financing arrangements along with future cash flows from operations, together with cash reserves will be sufficient to sustain our business operations over the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

Our off-balance sheet arrangements consist primarily of conventional operating leases arising in the normal course of business, as further discussed below under “Contractual Obligations and Contingent Liabilities and Commitments.” As of September 30, 2017, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

As of September 30, 2017, expected future cash payments related to contractual obligations and commercial commitments were as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Term loan and promissory notes	$ 24,410,818	$ 5,956,044	$ 12,946,537	$ 5,508,237	$ -
Capital leases	316,439	144,005	162,778	9,656	-
Operating leases	2,118,768	654,418	1,219,742	244,608	-
Total	$ 26,846,025	$ 6,754,467	$ 14,329,057	$ 5,762,501	$ -

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

On January 13, 2017, we completed the acquisition of privately-held CTEK Security, Inc., a Texas corporation (formerly CynergisTek, Inc.) (“CTEK Security”). CTEK Security’s assets constitute approximately 59% of our consolidated total assets as of September 30, 2017, and approximately 21% of our consolidated revenues for the nine months ended September 30, 2017. As permitted by SEC guidance for recently acquired businesses, we elected to exclude CTEK Security from our evaluation of disclosure controls and procedures and management’s report on changes in internal control over financial reporting from the date of such acquisition through September 30, 2017. Since the acquisition of CTEK Security, we have been reviewing its operations, integrating certain functions and designing and implementing key internal controls over the acquired operations, and these activities are currently still in process.

No change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting. As disclosed in the paragraph above, we acquired CTEK Security, Inc. on January 13, 2017, and are currently implementing appropriate internal controls over financial reporting for this recent acquisition.

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

ITEM 6.  EXHIBITS.

No.	Item
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. †
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. †
32.1	Certification of the CEO and CFO pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. †
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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

CYNERGISTEK, INC.

Date: November 10, 2017	By:	/s/	Michael McMillan
Michael McMillan
Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2017	By:	/s/	Paul T. Anthony
Paul T. Anthony
Chief Financial Officer
(Principal Accounting Officer)