Form 10-K
period 2017-12-31
CYNERGISTEK, INC
filed 2018-03-28
CIK 1011432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017.

[  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-27507

CYNERGISTEK, INC.

(Exact name of registrant as specified in its charter)

Delaware	37-1867101
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

27271 Las Ramblas, Suite 200, Mission Viejo, California 92691

(Address of principal executive offices) (Zip Code)

(949) 614-0700

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:

Title of Class	Name of each exchange on which registered
Common Stock, $0.001 par value per share	NYSE American

Securities registered under Section 12(g) of the Act: None

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

The aggregate market value of the registrant’s common stock, $0.001 par value per share (“Common Stock”), held by non-affiliates of the registrant on June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $35.0 million (based on the average bid price of the Common Stock on that date). Shares of Common Stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting securities of the registrant were excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes. The registrant has one class of securities, its Common Stock.

As of March 22, 2018, the registrant had 9,576,028 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.

Part III incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) for the 2018 Annual Meeting of Stockholders to be filed on or before April 6, 2018.

CYNERGISTEK, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

i

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

PART I

ITEM 1.BUSINESS.

Introduction

CynergisTek, Inc. (including our subsidiaries, CTEK Solutions, Inc., CTEK Security, Inc. and Delphiis, Inc.)(referred to collectively in this Annual Report, as “CynergisTek,” the “Company,” “we,” “our” and “us”) is engaged in the business of providing cybersecurity and information management consulting services dedicated primarily to the healthcare industry and those businesses that support healthcare. Our principal executive offices are located at 27271 Las Ramblas, Suite 200, Mission Viejo, California 92691.

For more information on CynergisTek and our products and services, please see the section entitled “Principal Products or Services” below or visit our website at www.cynergistek.com. The inclusion of our Internet address in this Annual Report does not include or incorporate by reference into this Annual Report any information on our website. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and other filings with the Securities and Exchange Commission (the “SEC”) are generally available through the EDGAR system maintained by the SEC at www.sec.gov.

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

As described in more detail in our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2017, Auxilio, Inc., changed its name and state of incorporation from the State of Nevada to the State of Delaware by merging (the “Reincorporation”) with and into its wholly-owned subsidiary, CynergisTek, Inc., a Delaware corporation, which was established for the purpose of the Reincorporation.   As a result of the Reincorporation, Auxilio ceased to exist as a separate entity.  As of the date of the merger, each outstanding share of Auxilio’s common stock was deemed, by operation of law, to represent the same number of shares of our Common Stock.  In accordance with Rule 12g-3 under the Securities Exchange Act of 1934, as amended, the shares of our Common Stock were deemed to be registered under Section 12(b) of the Exchange Act as a successor to Auxilio.  Effective as of September 8, 2017, the Company’s trading symbol changed to “CTEK.”

As part of the Reincorporation, two wholly owned subsidiaries of the Company also changed their corporate names, as follows: (i) Auxilio Solutions, Inc., a California corporation, changed its name to CTEK Solutions, Inc.; and (ii) CynergisTek, Inc., a Texas corporation, changed its name to CTEK Security, Inc. (“CTEK Security”).

Our Common Stock currently trades on the NYSE American under the symbol “CTEK.”

Principal Products and Services

With the acquisition of CTEK Security, Auxilio and CynergisTek have become one under the CynergisTek name and is now recognized as a top-ranked cybersecurity and information management consulting firm dedicated to serving the healthcare industry. Most recently, as one company, we integrated our managed print solutions, IT security, and cybersecurity operations, and are able to go to market as an integrated cybersecurity and managed print solution company. We believe that offering our current and prospective hospital customers with comprehensive integrated services to address privacy, security and compliance of their IT environment, provides a significant competitive advantage to the Company.  The integrated approach allows us to offer hospitals and health systems comprehensive support for managing print responsibilities that reduces costs, eliminates efficiencies, and improves the security. We provide the only comprehensive vendor neutral managed print program that now integrates in-depth cybersecurity expertise. The Company now has the ability to offer customers solutions that not only avoid cost, but that generate cost savings.

To address growing market needs, CynergisTek recently expanded its professional services by offering several different smart-sourced managed services such as remediation, program development, virtual Chief Information Security Officer (“CISO”) and staffing. We also completed automation of our third-party risk management service (Vendor Security Management) and launched a full suite of incident response services to address the growing ransomware and malware attacks that are plaguing healthcare.

Competition

We operate in a highly competitive market. The majority of competition in the healthcare industry market for managed print services comes from the large photocopy and multi-functional digital device manufacturers such as Xerox, Canon, Konica Minolta, Ricoh and Sharp. The competitive landscape also contains a number of regional and local equipment dealers and distributors that exist in the communities in which the hospitals serve. In addition, we compete with in-house departments performing the functions that we are seeking them to outsource to us.

Most of the competition in the healthcare industry market for IT security services comes from large or niche consulting and technology firms and regional companies that offer multiple approaches but within a much smaller geographic footprint.  Examples include companies like Accenture, KPMG, Deloitte, Dell Secureworks, Fire Eye, Coal Fire, Fortified Health Security and Clearwater Consulting.

We believe our analysis of the competitive landscape shows a very strong opportunity for fully-outsourced and managed services to the healthcare industry, and we believe that we have a strong competitive position in the marketplace due to several important factors:

•We are primarily focused on the healthcare industry. We are not aware of any other vendor or service provider which has the majority of its business dedicated to addressing HIPAA compliance, including printed and stored documents and improving efficiency for the healthcare industry. Our expertise and knowledge base is unmatched in the market.

•By focusing on healthcare, we believe we enjoy lower turn-around times for service, greater up-sell opportunities, and a deeper service relationship with the customer.

•We have technology that simplifies how healthcare providers perform annual HIPAA risk analysis, as well as other regulatory and on-going risk assessments, by making it fast, effective, and affordable.

•We believe our offering provides a unique approach to managed security services. To address workforce and expertise shortages, we can deploy knowledgeable resources to perform a predefined security role on-site or virtually for a defined amount of time, which results in our customers receiving staff with expertise they need while controlling their costs.

•We are not restricted to any single supplier, which allows us to bring the best hardware and software solutions to our customers. Our approach is to use the most appropriate technology to provide a superior solution without any prejudice as to manufacturer or developer.

•We maintain a daily connection with our customers, which allows us to provide a detailed strategy and plan for saving the organization time, effort and money in the processes we manage and support.

•We believe our relationship with healthcare providers gives us an advantage when targeting the larger pool of potential clients in the business associate category.

•We have a strong referral base within healthcare as a result of serving more than a thousand hospitals and other healthcare clients under managed services agreements.

Customers

Most of our customers are hospitals and their related off-site facilities. The loss of any key customer could have a material adverse effect upon our financial condition, business, prospects and results of operation. During the year ended December 31, 2017, our two largest customers represented approximately 46% of our revenues.

Intellectual Property

We maintain databases that contain the results of our managed services and consulting efforts. This allows us to anticipate our customers’ future needs and to meet those needs. These databases provide us with exclusive insight into the state of cybersecurity and information management of our customers and the healthcare industry. We consider our proprietary RiskSonar application suite an important tool in assessing and organizing the information technology control structure of our customers. We consider our intellectual property an important and valuable asset that enhances our competitive position.

We have not applied for or been granted a patent with respect to any managed print service technology, or processes, as related to document and image management. We have filed a trademark application for the name “CynergisTek” and for the Company’s logo.

Employees

As of December 31, 2017, we had 302 full-time employees and one part-time employee, including 259 employees engaged in providing services, 21 employees engaged in sales and marketing, and 22 employees engaged in general and administrative activities. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe our employee relations are good.

ITEM 1A. RISK FACTORS

Before deciding to purchase, hold or sell our Common Stock, you should carefully consider the risks described below in addition to the other information contained in this Annual Report and in our other filings with the SEC, including subsequent reports on Forms 10-Q and 8-K. The risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs with material adverse effects on CynergisTek, our business, financial condition, results of operations and/or liquidity could be seriously harmed. In that event, the market price of our Common Stock will likely decline, and you may lose all or part of your investment.

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

The market for our products and services is competitive and is likely to become even more competitive in the future. Increased competition could result in pricing pressures, reduced sales, reduced margins or the failure of our products and services to achieve or maintain market acceptance, any of which would have a material adverse effect on our business, results of operations and financial condition. Many of our current and potential competitors enjoy substantial competitive advantages, such as:

•greater name recognition and larger marketing budgets and resources;

•established marketing relationships and access to larger customer bases;

•substantially greater financial, technical and other resources; and

•larger technical and support staffs.

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

The loss of any key customer could have a material adverse effect upon our financial condition, business, prospects and results of operation. Our two largest customers represented approximately 46% of our revenues for the year ended December 31, 2017. We anticipate that these customers will represent less than 46% of revenue for 2018; therefore, the loss of one or more of these customers may contribute to our inability to operate as a going concern and may require us to obtain equity funding or debt financing to continue our operations. We cannot be certain that we will be able to obtain such financing on commercially reasonable terms, or at all.

Fluctuations in demand for our products and services are driven by many factors, and a decrease in demand for our products could adversely affect our financial results.

We are subject to fluctuations in demand for our products and services due to a variety of factors, including market transitions, general economic conditions, competition, product obsolescence, technological change, shifts in buying patterns, financial difficulties and budget constraints of our current and potential customers, awareness of security threats to information systems and other factors. While such factors may, in some periods, increase product sales and services, fluctuations in demand can also negatively impact our product sales and services. If demand for our products and solutions declines, whether due to general economic conditions or a shift in buying patterns, our revenues and margins would likely be adversely affected.

We may be subject to data breaches and cyber-attacks which could materially adversely affect our financial condition, our competitive position and operating results.

Data breaches and cyber-attacks could compromise our trade secrets and other sensitive information, be costly to remediate and cause significant damage to our business and reputation. The secure maintenance of this information is critical to our business and reputation. We believe that companies have been increasingly subject to a wide variety of security incidents, cyber-attacks, hacking and phishing attacks, and other attempts to gain unauthorized access. These threats can come from a variety of sources, all ranging in sophistication from an individual hacker to a state-sponsored attack. Cyber threats may be generic, or they may be custom-crafted against our information systems.

Cyber-attacks have become increasingly more prevalent and much harder to detect and defend against. Our network and storage applications, as well as those of our customers, business partners, and third-party providers, may be subject to unauthorized access by hackers or breached due to operator error, malfeasance or other system disruptions. It is often difficult to anticipate or immediately detect such incidents and the damage caused by such incidents. These data breaches and any unauthorized access, misuse or disclosure of our information or intellectual property could compromise our intellectual property and expose sensitive business information. Cyber-attacks on us or our customers, business partners or third-party providers could also cause us to incur significant remediation costs, result in product development delays, disrupt key business operations and divert attention of management and key information technology resources. These incidents could also subject us to liability, expose us to significant expense and cause significant harm to our reputation and business.

In addition, we could be subject to claims for damages resulting from loss of data from alleged vulnerabilities in the security of our processors. We also maintain confidential and personally identifiable information about our workers. The integrity and protection of our worker data is critical to our business and our workers have a high expectation that we will adequately protect their personal information.

A breach of data privacy is likely to cause significant disruption of our business operations. Failure to adequately maintain and update our security systems could materially adversely affect our operations and our ability to maintain worker confidence. Failure to prevent unauthorized access to electronic and other confidential information and data breaches could materially adversely affect our financial condition, our competitive position and operating results.

If our customers experience data losses, our brand, reputation and business could be harmed.

A breach of our customers’ network security and systems or other events that cause the loss or public disclosure of, or access by third parties to, our customers’ files or data could have serious negative consequences for our business, including reduced demand for our services, an unwillingness of our customers to use our services, harm to our brand and reputation. The techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, often are not recognized until launched against a target, and may originate from less regulated or remote areas around the world. As a result, our customers may be unable to proactively prevent these techniques, implement adequate preventative or reactionary measures, or enforce the laws and regulations that govern such activities. If our customers experience any data loss, or any data corruption or inaccuracies, whether caused by security breaches or otherwise, our brand, reputation and business could be harmed.  We believe our risk here is mitigated by the security we employ and the fact that we do not take possession or control of customer sensitive information.

Our insurance may be inadequate or may not be available in the future on acceptable terms, or at all. In addition, our policy may not cover any claim against us for loss of data or other indirect or consequential damages. Defending a suit based on any data loss or system disruption, regardless of its merit, could be costly and divert management’s attention.

Healthcare legislation and regulation.

We are a cybersecurity and information management consulting firm dedicated to serving the healthcare industry. The healthcare industry is highly regulated.  U.S. government agencies continue to implement the extensive requirements of the Patient Protection and Affordable Care Act (the “ACA”). These have both positive and negative impacts on the U.S. healthcare industry with much remaining uncertain as to how various provisions of the ACA will ultimately affect the industry, including our business.

The use of electronic medical records does not necessarily mean a hospital’s printing demands will decrease, but we cannot be sure whether this will be the case.  Increased adoption and use of electronic medical records may negatively impact our business.

New legislation or regulation.

As to prospective legislation and regulation, we cannot determine what effect additional state or federal governmental legislation, regulations, or administrative orders would have on our business in the future. New legislation or regulation may require the reformulation of our business to meet new standards, require us to cease operations, impose stricter qualification and/or registration standards, impose additional record keeping, or require expanded consumer protection measures.  Congressional leaders and the current administration have attempted to repeal or modify the ACA.  At this time the Company is not certain as to the impact of federal health care legislation on its business.

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

Developments in the industries we serve, which may be rapid, also could shift demand to new services and solutions. If, as a result of new technologies or changes in the industries we serve, our customers demand new services and solutions, we may be less competitive in these new areas or need to make significant investment to meet that demand. Our growth strategy focuses on responding to these types of developments by driving innovation that will enable us to expand our business into new growth areas. We must continually address the challenges of dynamic and accelerating market trends, such as the emergence of advanced persistent threats in the security space, the continued decline in the PC market and the market shift towards mobility and the increasing transition towards cloud-based solutions. If we do not sufficiently invest in new technology and adapt to industry developments, or evolve and expand our business at sufficient speed and scale, or if we do not make the right strategic investments to respond to these developments and successfully drive innovation, our services and solutions, our results of operations, and our ability to develop and maintain a competitive advantage and to execute on our growth strategy could be negatively affected. New product development and introduction involves a significant commitment of time and resources and is subject to a number of risks and challenges including:

•Managing the length of the development cycle for new products and product enhancements;

•Adapting to emerging and evolving industry standards and to technological developments by our competitors and customers;

•Extending the operation of our products and services to new and evolving platforms, operating systems and hardware products, such as mobile devices;

•Entering into new or unproven markets with which we have limited experience;

•Managing new product and service strategies for the markets in which we operate; and

•Developing or expanding efficient sales channels.

If we are not successful in managing these risks and challenges, or if our new products, product upgrades and services are not technologically competitive or do not achieve market acceptance, our business and operating results could be adversely affected. We operate in a rapidly evolving environment in which there currently are, and we expect will continue to be, new technology entrants. New services or technologies offered by competitors or new entrants may make our offerings less differentiated or less competitive when compared to other alternatives, which may adversely affect our results of operations. In addition, companies in the industries we serve sometimes seek to achieve economies of scale and other synergies by combining with or acquiring other companies. If one of our current customers merges or consolidates with a company that relies on another provider for the services and solutions we offer, we may lose work from that customer or lose the opportunity to gain additional work if we are not successful in generating new opportunities from the merger or consolidation.

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

Achieving the desired benefits of recent acquisitions may be subject to a number of challenges and uncertainties which make it hard to predict the future success of each entity.

We have completed several acquisitions in recent years with expected benefits including, among other things, operating efficiencies, procurement savings, innovation, sharing of best practices and increased market share that may allow for future growth.  Achieving the anticipated benefits may be subject to a number of significant challenges and uncertainties, including, without limitation, whether unique corporate cultures will work collaboratively in an efficient and effective manner, the coordination of separate organizations, the possibility of imprecise assumptions underlying expectations regarding potential synergies and the integration process, unforeseen expenses and delays, and competitive factors in the marketplace.  We could also encounter unforeseen transaction and integration-related costs or other circumstances such as unforeseen liabilities or other issues.  Many of these potential circumstances are outside of our control and any of them could result in increased costs, decreased revenue, decreased synergies and the diversion of management time and attention.  If we are unable to achieve our objectives within the anticipated time frame, or at all, the expected benefits may not be realized fully or at all, or may take longer to realize than expected, which could have an adverse effect on our business, financial condition and results of operations.

Our business and operations expose us to numerous legal and regulatory requirements, and any violation of these requirements could harm our business.

We are subject to numerous federal and state legal requirements on matters as diverse as data privacy and protection, employment and labor relations, immigration, taxation, anticorruption, import/export controls, trade restrictions, internal and disclosure control obligations, securities regulation and anti-competition. Compliance with diverse and changing legal requirements is costly, time-consuming and requires significant resources. We also conduct business in certain identified growth areas, such as health information technology, which are highly regulated and may expose us to increased compliance risk. Violations of one or more of these diverse legal requirements in the conduct of our business could result in significant fines and other damages, criminal sanctions against us or our officers, prohibitions on doing business and damage to our reputation. Violations of these regulations or contractual obligations related to regulatory compliance in connection with the performance of customer contracts could also result in liability for significant monetary damages, fines and/or criminal prosecution, unfavorable publicity and other reputational damage, restrictions on our ability to compete for certain work and allegations by our customers that we have not performed our contractual obligations.

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

We may need capital in the future to expand our business operations. If we need capital, we cannot be certain that it will be available on terms acceptable to us or available to us at all. In the event we are unable to raise capital, we may not be able to:

•develop or enhance our service offerings;

•take advantage of future opportunities; or

•respond to customers and competition.

We have a substantial amount of indebtedness, which may adversely affect our financial resources and our ability to operate our business.

We are party with BMO Harris Bank, N.A. (the “Bank”), to, and jointly and severally liable with our subsidiaries for approximately $17.25 million of outstanding debt under term loans issued under our Credit Agreement, with the Bank (the “Credit Agreement”). The maturity date of the term loan is September 12, 2022.  We also have available a revolving line of credit from the Bank of up to $5.0 million.  Further, we are indebted to the former shareholders of CTEK Security, Inc. in the aggregate principal amount of approximately $6.3 million pursuant to promissory notes with maturity dates ranging from January 2019 to March 2023.  Our resulting substantial level of indebtedness and other financial obligations increase the possibility that we may be unable to pay, when due, the principal of, interest on, or other amounts due in respect of, our indebtedness.  Further, under the Credit Agreement, we are subject to certain restrictive covenants that, among other things, may limit our ability to obtain additional financing for working capital requirements, product development activities, debt service requirements, and general corporate or other purposes. These restrictive covenants include, without limitation, restrictions on our ability to: (1) change the nature of our business; (2) incur additional indebtedness; (3) incur liens; (4) make certain investments; (5) make certain dispositions of assets; (6) merge, dissolve, consolidate or sell all or substantially all of our assets; (7) declare or pay dividends, (8) purchase, redeem, acquire or retire any of our capital stock; and (9) enter into certain transactions with affiliates.  If we breach any of these restrictive covenants or are unable to pay our indebtedness under the Credit Agreement when due, this could result in a default under the Credit Agreement. In such event, the Bank may elect (after the expiration of any applicable notice or grace periods) to declare all outstanding borrowings, together with accrued and unpaid interest and other amounts payable under the Credit Agreement, to be immediately due and payable. Any such occurrence would have an immediate and materially adverse impact on our business and results of operations. The Credit Agreement is secured by a security interest in all assets of the Company and its subsidiaries.

Risks Related to the Market for Our Securities

Because the public market for shares of our Common Stock is limited, stockholders may be unable to resell their shares of Common Stock.

Currently, there is only a limited public market for our Common Stock on the NYSE American and our stockholders may be unable to resell their shares of Common Stock. Currently, the average daily trading volume of our Common Stock is not significant, and it may be more difficult for you to sell your shares in the future, if at all.

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

The market for our Common Stock is volatile, having ranged since January 1, 2017 through December 31, 2017 from a low of $2.37 to a high of $6.72. The market price for our Common Stock has been, and is likely to continue to be, volatile. The following factors may cause significant fluctuations in the market price of shares of our Common Stock:

•fluctuations in our quarterly revenues and earnings or those of our competitors;

•variations in our operating results compared to levels expected by the investment community;

•announcements concerning us, our competitors or our customers;

•announcements of technological innovations;

•sale or purchases of shares by traders or other investors;

•market conditions in the industry; and

•the conditions of the securities markets.

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

As of December 31, 2017, we had 9,576,028 shares of our Common Stock outstanding.

If all warrants, options and restricted stock grants outstanding as of December 31, 2017 are exercised prior to their expiration, up to approximately 1.3 million additional shares of Common Stock could become freely tradable. Such sales of substantial amounts of Common Stock in the public market could adversely affect the prevailing market price of our Common Stock and could also make it more difficult for us to raise funds through future offerings of Common Stock.

Our stockholders may experience dilution.

We anticipate that we may raise substantial additional capital to achieve our business objectives. We have an effective shelf registration statement under which we have the current ability to raise up to $15 million through the issuance of equity or debt securities.  We cannot assure you that we will be able to sell shares or other securities in any offering at a price per share that is equal to or greater than the price per share paid by investors in previous offerings, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders. The price per share at which we sell additional shares of our Common Stock or other securities convertible into or exchangeable for our Common Stock in future transactions may be higher or lower than the price per share in previous offerings. The future issuance of the Company’s equity securities will further dilute the ownership of our outstanding Common Stock.  The market price of our Common Stock has been, and may continue to be, highly volatile, and such volatility could cause the market price of our Common Stock to decrease and could cause stockholders to lose some or all of their investment in our Common Stock.

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

Some provisions of our Certificate of Incorporation, as amended, and Bylaws, as amended, as well as some provisions of Delaware or California law, may discourage, delay or prevent third parties from acquiring us, even if doing so would be beneficial to our stockholders.

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

The forward-looking statements contained in this Annual Report may prove incorrect.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We lease approximately 17,000 square feet of office space at 27271 Las Ramblas, Suite 200, Mission Viejo, California 92691. This lease terminates in April 2021. We also lease approximately 3,600 square feet of office space at 11410 Jollyville Road, Suite 2201, Austin, Texas 78759. This lease terminates in September 2019. We also lease approximately 9,600 square feet of office space at 11940 Jollyville Road, Austin, Texas 78759. This lease terminates in May 31, 2020. We expect that the current leased premises will be satisfactory until the future growth of our business operations necessitates an increase in office space.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings, nor has any material proceeding been terminated during the fiscal year ended December 31, 2017.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Since February 14, 2017, our Common Stock has been listed on the NYSE American.  From February 14, 2017 through September 7, 2017, our Common Stock was listed under the symbol “AUXO.”  Since September 8, 2017, our Common Stock has been listed under the symbol “CTEK.”  Prior to February 14, 2017, our Common Stock was listed on the OTCQB under the symbol “AUXO.”

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

The following table presents quarterly information on the high and low sales prices of our Common Stock for the fiscal years ended December 31, 2017 and 2016, furnished by the NYSE American and the OTCQB.

	High	Low
Fiscal Year Ended December 31, 2017
First Quarter	$ 5.85	$ 2.37
Second Quarter	$6.72	$ 4.20
Third Quarter	$5.08	$3.08
Fourth Quarter	$4.25	$2.70

Fiscal Year Ended December 31, 2016
First Quarter	$ 3.51	$ 2.28
Second Quarter	$2.88	$ 2.28
Third Quarter	$2.82	$2.25
Fourth Quarter	$2.64	$2.28

Holders

On March 22, 2018, we had approximately 73 stockholders of record. Certain of our shares are held in “nominee” or “street” name, and the number of beneficial owners of such shares are approximately 1,800.

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

Repurchases

During the fiscal year ended December 31, 2017, we did not repurchase any of our securities.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain information as of December 31, 2017 with respect to our existing equity compensation plans under which shares of our Common Stock are authorized for issuance.

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuances Under Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,230,900	$3.09	1,451,713
Equity compensation plans not approved by security holders (2)	77,779	$3.03	-
Total	1,308,679		1,451,713

(1)These plans consist of the 2001 Stock Option Plan, the 2003 Stock Option Plan, the 2004 Stock Option Plan, the 2007 Stock Option Plan and the 2011 Stock Incentive Plan, each as amended.

(2)From time to time and at the discretion of the Board, we may issue warrants to our key individuals or officers as performance-based compensation

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

Overview

We are engaged in the business of providing IT and related consulting services, including cybersecurity, and IT security consulting services and managed print services to the healthcare industry.   Our business is operated throughout the United States.

We provide a large selection of testing services offered on a standalone basis or customized into a package of services to fit our customers’ needs or offered as an industry accepted methodology-based Risk Assessment that meets requirements outlined by HIPAA and Meaningful Use.

The HIPAA Risk Assessment is our flagship stand-alone service and combines several of our individual technical and physical assessment components into a single engagement aimed specifically at addressing the requirement for both a risk assessment as well as ongoing risk management processes for all organizations with a requirement to comply with HIPAA. We also offer an annual Risk Assessment as the base component of an ongoing holistic compliance management program, Compliance Assist Partner Program (CAPP).

We understand that health information privacy means more than just meeting an organization’s HIPAA compliance requirements – it is a business imperative. Our team of consultants is comprised of experienced professionals who have learned their craft both in the classroom and through years of experience as policy makers and in the health care industry. This allows us to provide our customers with expert HIPAA privacy consulting services that evaluate the rigor and effectiveness of their privacy program to ensure the confidentiality of their patients’ health information.

We offer a menu of services to measure and strengthen an organization’s compliance with the HIPAA Privacy Rule, HITECH Breach Notification Rule, Federal Trade Commission consumer protection guidelines and state privacy standards. Using state of the art assessment tools and applying industry best practices, our teams identify areas to strengthen our customers privacy program, recommend solutions, and provide tools and training materials to enhance the culture of privacy and compliance within your organization.

A variety of consulting advisory services are also offered, ranging from using cutting-edge technologies to monitor user access to patient health information to producing exercises replicating the HIPAA/HITECH audit experience that help guide organizations on how to respond to state or federal regulatory enforcement investigations. We can also customize any assessment to address specific organizational requirements. Working with us enables customers to have resources and expertise that they need to accelerate the effectiveness of their privacy program.

To help organizations prepare for audits and investigations, CynergisTek offers a series of audit solutions that help organizations verify and validate that privacy and security programs meet compliance and business objectives. CynergisTek understands the regulatory and compliance environment and can help organizations enhance their risk management efforts through various types of audits. Our Compliance and Audit Services are delivered by our industry experts and provide an overall assessment of your organization’s audit readiness.

We provide a Compliance Assist Partner Program (“CAPP”) that is a fully customizable managed security services support agreement.  The CAPP is offered to both providers and business associates and provides the basic building blocks to help an organization build and maintain their cybersecurity program. This multi-year program provides a fully managed support environment.

We offer a Patient Privacy Monitoring Service (“PPMS”) that supports multiple platforms allowing the customer to select the tool of choice and have a fully managed solution.

Our Vendor Security Management service is a fully automated SAAS solution employing our proprietary Risk Sonar application.  Our program provides a cloud-based solution with a client portal that enables CynergisTek to conduct security reviews of the customers third-party supply chain vendors and provide the results back to the customer.

Our incident response service provides a proactive approach to assess, define, and prepare for a variety of cyber incidents. Our program ensures an organization has the right technologies, people and processes in place to respond to an incident in an efficient and effective manner. The services will help improve your organization’s ability to respond and recover from a cyber incident ranging from an attack or breach, to a system outage. We offer them as one-time engagements or as a part of a bundled, ongoing Incident Response Managed Service.

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

We consider the following accounting policies to be those most important to the portrayal of our financial condition and those that require the most subjective judgment:

Revenue Recognition and Deferred Revenue

The Company derives its revenue from four sources: (1) document solution services; (2) equipment and software resales; (3) software subscription services, which is comprised of subscription fees from customers accessing the Company’s enterprise cloud computing services and customers purchasing additional ongoing managed services beyond the standard support that is included in the basic software subscription fees; and (4) cybersecurity professional services such as penetration testing, cybersecurity risk assessments and security program strategy development.

The Company commences revenue recognition when all of the following conditions are satisfied:

•there is persuasive evidence of an arrangement;

•the service has been or is being provided to the customer;

•the collection of the fees is reasonably assured; and

•the amount of fees to be paid by the customer is fixed or determinable.

•Document Solution Services and Equipment Revenue

Revenue is recognized pursuant to ASC Topic 605, “Revenue Recognition” (ASC 605).  Monthly service and supply revenue is earned monthly during the term of the contract, as services and supplies are provided. Revenues from equipment sales transactions are earned when there is persuasive evidence of an arrangement, delivery and installation have occurred, the sales price has been determined and collectability has been reasonably assured. For equipment that is to be placed at a customer’s location at a future date, revenue is deferred until the placement of such equipment.

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

•Software Subscriptions and Managed Services Revenue

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

•Cybersecurity Professional Services Revenue

The majority of the Company’s cybersecurity services contracts are on a time and material basis. When these services are not combined with subscription revenues as a single unit of accounting, these revenues are recognized as the services are rendered for time and material contracts, and when the milestones are achieved and accepted by the customer for fixed price contracts.

In May 2014, the FASB issued guidance which provides a single, comprehensive accounting model for revenue arising from contracts with customers. This guidance supersedes most of the existing revenue recognition guidance, including industry-specific guidance. Under this model, revenue is recognized at an amount that a company expects to be entitled to upon transferring control of goods or services to a customer, as opposed to when risks and rewards transfer to a customer. The new guidance also requires additional disclosures about the nature, timing and uncertainty of revenue and cash flow arising from customer contracts, including significant judgments and changes in judgments. Considering the one-year delay in the required adoption date for the guidance as issued in July 2015, the new guidance is effective for us beginning in 2018 and may be applied retrospectively to all prior periods presented or through a cumulative adjustment to the opening retained earnings balance in the year of adoption. We will adopt this standard beginning January 1, 2018 and expect to use the modified retrospective method of adoption. Under the new guidance, based on the nature of our contracts, we expect to continue to recognize revenue in a similar manner as with the current guidance. Additionally, we expect the unit of accounting, that is, the identification of performance obligations, will be consistent with current revenue guidance. Accordingly, the adoption of this standard is not expected to have an material impact on our revenues.

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

Impairment Review of Goodwill and Intangible Assets

We periodically evaluate our intangible assets and goodwill relating to acquisitions for impairment. Goodwill is not amortized but is evaluated annually at year end for any impairment in the carrying value. We review our intangible assets for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, the following: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and a significant negative industry or economic trend for a sustained period.

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

Stock-Based Compensation

Under the fair value recognition provisions of the authoritative guidance, stock-based compensation cost granted to employees is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service or performance period, which is the vesting period.  Stock options and warrants issued to consultants and other non-employees as compensation for services to be provided to us are accounted for based upon the fair value of the services provided or the estimated fair value of the option or warrant, whichever can be more clearly determined.  We currently use the Black-Scholes option pricing model to determine the fair value of stock options.  The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables.  These variables include our expected stock price volatility over the term of the awards, the expected term of the award, the risk-free interest rate and any expected dividends.  Compensation cost associated with grants of restricted stock units are also measured at fair value on the date of the grant.  We evaluate the assumptions used to value restricted stock units on a quarterly basis.  When factors change, including the market price of the stock, stock-based compensation expense may differ significantly from what has been recorded in the past.  If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.

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

Results of Operations

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

Net Revenue

Revenue increased by approximately $11,400,000 to $71,638,947 for the year ended December 31, 2017, as compared to the same period in 2016.  This increase is largely attributable to the growth in our cybersecurity professional services as a result of the acquisition of CTEK Security, Inc. (formerly CynergisTek, Inc.) (“CTEK Security”) in January 2017. Revenues from these services increased by approximately $14,300,000. Revenues from document solution services were approximately $49,100,000 in 2017 compared to $53,400,000 in 2016. The reduction in these revenues is a result of terminations as well as volume and negotiated rate reductions at existing customers, offset by new customers and expansion of services at existing customers. These terminations will result in lower managed document services revenue in the next few quarters until we replace this revenue with new customers.  Equipment sales for 2017 were approximately $5,000,000 as compared to approximately $3,600,000 in 2016. Equipment revenues are primarily from copier fleet refresh activities at customers. These fleet refreshes are sporadic since they are typically done every five years at any one customer facility.

Cost of Revenues

Cost of revenue consists of salaries and expenses of direct labor and indirect support staff as well as document imaging equipment, parts and supplies.  Cost of revenue was $50,739,359 for the year ended December 31, 2017, as compared to $47,888,296 for the same period in 2016. We incurred approximately $5,200,000 in additional staffing costs, including contract labor, largely as a result of the acquisition of CTEK Security. Our service and supply costs decreased approximately $3,900,000 as a result of the reduction in document solution services revenue and lower toner supply pricing obtained. Also, equipment costs increased by approximately $1,500,000 in 2017, primarily as a result of the increase in equipment revenues from the copier fleet refresh activities.

Gross margin increased to 29% of revenue for the year ended December 31, 2017 as compared to 20% for the same period in 2016. The increase is attributable to higher gross margins attained from professional services rendered though CTEK Security and the benefit from the maturation of a couple of large managed document services accounts.  Over the next few quarters we expect gross margins to decline due to the recent turnover we experienced in managed document services with partial offset from new customers as we grow professional services.

Sales and Marketing

Sales and marketing expenses include salaries, commissions and expenses for sales and marketing personnel, travel and entertainment, and other selling and marketing costs. Sales and marketing expenses were $5,747,758 for the year ended December 31, 2017, as compared to $2,723,735 for the same period in 2016. The increase is primarily attributable to the addition of the CTEK Security sales and marketing teams. Also in 2017, we incurred a nonrecurring charge of approximately $100,000 in severance pay for a terminated sales executive related to the integration of CTEK Security.

General and Administrative

General and administrative expenses include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses and other administrative costs. General and administrative expenses increased by $1,488,403 to $7,662,486 for the year ended December 31, 2017, as compared to $6,174,083 for the same period in 2016. The increase in general and administrative expenses is attributed to 1) approximately $1,300,000 increase in staffing, travel, rent, insurance and office expenses as a result of the acquisition of CTEK Security; 2) approximately $100,000 paid to the NYSE MKT (now NYSE American) to uplist in February 2017; and 3) a bad debt charge we incurred in 2017 of approximately $100,000.

Impairment of Goodwill and Intangible Assets

In 2017, we recognized an impairment charge of $180,726 related to the identified intangible assets we acquired with Delphiis, Inc. and Redspin. In 2016, we recognized an impairment charge of $2,633,701 related to the identified intangible assets and goodwill for these same entities.

Depreciation

Depreciation expense increased by $171,765 to $383,419 for the year ended December 31, 2017 compared to the same period in 2016. The increase is due to the additional property and equipment acquired from CTEK Security, Inc. in January 2017.

Amortization

Amortization expense increased by $1,539,079 to $2,080,746 for the year ended December 31, 2017 compared to the $541,667 for same period in 2016. The increase is primarily due to the amortization of the identified intangibles acquired from CTEK Security, Inc. in January 2017.

Other Income (Expense)

Interest expense for the year ended December 31, 2017 was $1,526,653 compared to $91,885 for the same period in 2016.  The increase is due primarily to interest paid on the term loan of $14,000,000 and promissory notes totaling $9,000,000 which were used to finance the acquisition of CTEK Security, Inc.

At December 31, 2017, we revalued the contingent earn-out liability in connection with the acquisition of CTEK Security, Inc. This resulted in an additional expense of $1,394,000. No such activity took place in 2016.

Income Tax Benefit (Expense)

Income tax expense was $2,365,476 for the year ended December 31, 2017 as compared to a tax benefit for the year ended December 31, 2016 of $5,074,439. In 2017, income tax expense is comprised of the charges related to the current year taxable income, as well as a $1.5 million discrete expense resulting from revaluation of deferred taxes due to the recent changes in tax law.

In 2016, the income tax benefit is primarily a result of the reversal of a previously recorded valuation allowance against our deferred tax assets from NOL carryforwards. Management removed the valuation allowance given four consecutive years of earnings and its determination that it is more likely than not that such assets will be realized in future periods.

Liquidity and Capital Resources

At December 31, 2017, our cash and cash equivalents were $4,252,060 and our working capital deficit was $1,034,028. Our principal cash requirements were for operating expenses, including equipment, supplies, employee costs, principal and interest payments on term loans and promissory notes, and capital expenditures. Our primary sources of cash were from service and equipment sale revenues, as well as from our bank facilities and other financing activities.

During the year ended December 31, 2017, cash provided by operating activities was $1,433,713 as compared to cash provided by operating activities of $417,626 for the same period in 2016.  Our cash provided from operating activities in 2017 was higher than in 2016 primarily as a result of the increase in profitability from cybersecurity consulting services with the acquisition of CTEK Security, Inc. in 2017. This is partially offset by an increase in interest payments made on the bank term loan and seller notes we entered into in connection with the acquisition of CTEK Security.

In January 2017, we borrowed $14,000,000 under a five-year term loan agreement with a financial institution where we also have in place the availability of a $5,000,000 line of credit, subject to borrowing base limits. The term loan was used to finance the acquisition of CTEK Security. In March 2018, we restructured our debt by entering into a $17,250,000 term loan with another financial institution while repaying the original lender term loan and $6,750,000 of $9,000,000 of previously subordinated sellers notes. At this time we also agreed to pay $3,750,000 in a promissory note in lieu of earn-out payments and another $343,750 in a promissory note for severance to one of the sellers of CTEK Security, Inc. We also arranged to have a $5,000,000 line of credit with the new financial institution, subject to borrowing base limits.

On October 10, 2017, we filed a registration statement on Form S-3 to register an indeterminate number of securities.  On November 22, 2017, we filed an Amendment No. 1 to such registration statement on Form S-3 to update the information in the registration statement.  The registration statement covers such indeterminate principal amount or number of shares of common stock, debt securities, warrants and number of units of the registrant with an aggregate initial offering price not to exceed $15,000,000. The registration statement on Form S-3 was declared effective on November 22, 2017.

The $17.25 million of outstanding debt under term loan with a maturity date of September 12, 2022 and the promissory notes to the former shareholders of CTEK Security, Inc. in the aggregate principal amount of approximately $6.3 million with maturity dates ranging from January 2019 to March 2023 substantially increase our level of indebtedness and increase the possibility that we may be unable to pay our debts when they become due.

We may seek additional financing or equity raises; however, there can be no assurance that additional financing will be available on acceptable terms, if at all. Any financing or equity raises may result in dilution to existing stockholders and any debt financing may include restrictive covenants.  Management believes that cash generated from debt and/or equity financing arrangements along with future cash flows from operations, together with cash reserves will be sufficient to sustain our business operations over the next twelve months.

Management believes that cash generated from debt and/or equity financing arrangements along with funds from operations will be sufficient to sustain our business operations over the next twelve months. Management believes that cash flows from operations together with cash reserves and our bank line of credit availability will allow us to operate without disruption.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist primarily of conventional operating leases and purchase and other commitments arising in the normal course of business, as further discussed below under the section “Contractual Obligations, Contingent Liabilities and Commitments.” As of December 31, 2017, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations, Contingent Liabilities and Commitments

As of December 31, 2017, expected future cash payments, including interest portion, related to contractual obligations, contingent liabilities, and commitments were as follows:

	Payments Due by Period
	Total	Within 1 year	Year 2-3	Year 4-5	More than 5 years
Term loan	$23,529,875	$6,653,650	$12,028,900	$4,847,325	$-
Capital leases	282,257	128,904	153,353	-	-
Operating leases	1,958,267	658,690	1,166,651	132,926	-
Total	$25,770,399	$7,441,244	$13,348,904	$4,980,251	$-

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this item are included in Part IV, Item 15 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), as appropriate, to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Management conducted an assessment of the effectiveness, as of December 31, 2017, of our internal control over financial reporting, based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on their assessment under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

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

Changes in Internal Control over Financial Reporting

Our internal control environment was revised in the third quarter of 2017 to include a control process over business combinations. Other than this and excluding the acquisitions of CTEK Security, Inc., there were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal controls that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, such controls.

ITEM 9B.OTHER INFORMATION.

On October 10, 2017, we filed a registration statement on Form S-3 (File No. 333-220888) to register an indeterminate number of securities.  On November 22, 2017, we filed an Amendment No. 1 to such registration statement on Form S-3 to update the information in the registration statement.  The registration statement covers such indeterminate principal amount or number of shares of Common Stock, debt securities, warrants and number of units of the registrant with an aggregate initial offering price not to exceed $15,000,000. The registration statement on Form S-3 was declared effective on November 22, 2017.

On February 10, 2018, the Company entered into a First Amendment to Executive Employment Agreement with Michael H. McMillan, the Company’s President and Chief Executive Officer. (the “McMillan Amendment”).  Pursuant to the McMillan Amendment, Mr. McMillan’s employment term was extended through December 31, 2020 and increased Mr. McMillan’s base salary to $334,700 for 2018, and $359,700 for 2019, with the 2020 base salary to be determined by the Company’s Board of Directors at the end of the 2019 calendar year. Mr. McMillan will also be eligible for a bonus of up to $219,375 and $242,798 in 2018 and 2019, respectively, and his 2020 bonus will be up to 67.5% of his base salary. The effective date of the McMillan Amendment is January 1, 2018.  The foregoing description of the McMillan Amendment does not purport to be complete and is qualified in its entirety by reference to the terms of the McMillan Amendment, which is found as Exhibit 10.44 to this Annual Report on Form 10-K.

On February 10, 2018, the Company entered into a First Amendment to Executive Employment Agreement with Paul Anthony, the Company’s Secretary, Treasurer and Chief Financial Officer. (the “Anthony Amendment”).  Pursuant the Anthony Amendment, Mr. Anthony’s employment agreement term was extended through December 31, 2020 and increased Mr. Anthony’s base salary to $284,700 for 2018, and $309,700 for 2019, with the 2020 base salary to be determined by the Company’s Board of Directors at the end of the 2019 calendar year. Mr. Anthony will also be eligible for a bonus of up to $185,625 and $209,047 in 2018 and 2019, respectively, and his 2020 bonus will be up to 67.5% of his base salary.  The effective date of the Anthony Amendment is January 1, 2018. The foregoing description of the Anthony Amendment does not purport to be complete and is qualified in its entirety by reference to the terms of the Anthony Amendment, which is found as Exhibit 10.45 to this Annual Report on Form 10-K

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information with respect to our executive officers and directors appearing in our Definitive Proxy Statement which is expected to be filed with the SEC on or prior to April 6, 2018 in connection with the 2018 Annual Meeting of Stockholders (“Proxy Statement”) is hereby incorporated by reference.

ITEM 11.EXECUTIVE COMPENSATION.

The information with respect to compensation of our executive officers appearing in our Proxy Statement is hereby incorporated by reference.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information with respect to the security ownership of certain beneficial owners and management appearing in our Proxy Statement is hereby incorporated by reference.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information with respect to certain relationships and related transactions with management appearing in our Proxy Statement is hereby incorporated by reference.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information with respect to the principal accounting fees and services appearing in the Proxy Statement is hereby incorporated by reference.

PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)

    (1)Financial Statements

The following consolidated financial statements and related notes thereto, and the report of our independent registered public accounting firm are filed as part of this Annual Report:

    (2)Financial Statement Schedules

All other financial statement schedules were omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

    (3)Exhibits

The exhibits listed on the accompanying index to exhibits immediately following the financial statements are filed as part of, or hereby incorporated by reference into, this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
CynergisTek, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CynergisTek, Inc. (formerly Auxilio, Inc.) (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively, the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2005.

/s/ HASKELL & WHITE LLP

Irvine, California

March 28, 2018

CYNERGISTEK, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$4,252,060	$6,090,844
Accounts receivable, net	13,264,323	9,614,486
Prepaid and other current assets	557,426	438,140
Supplies	1,156,005	1,087,318
Total current assets	19,229,815	17,230,788

Property and equipment, net	831,784	689,418
Deposits	87,376	41,522
Deferred income taxes	3,120,310	5,282,531
Intangible assets, net	10,900,924	1,112,395
Goodwill	18,525,206	2,109,143
Total assets	$52,695,415	$26,465,797
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$9,631,634	$7,736,207
Accrued compensation and benefits	3,711,551	2,495,156
Deferred revenue	1,425,821	562,679
Current portion of long-term liabilities	5,494,837	606,686
Total current liabilities	20,263,843	11,400,728

Long-term liabilities:
Term loan, less current portion	9,438,333	750,000
Promissory notes to related parties, less current portion	6,000,000	-
Capital lease obligations, less current portion	147,861	199,644
Total long-term liabilities	15,586,194	949,644
Commitments and contingencies
Stockholders’ equity:
Common stock, par value at $0.001, 33,333,333 shares authorized, 9,576,028 shares issued and outstanding at December 31, 2017 and 8,185,936 shares issued and outstanding at December 31, 2016	9,576	8,186
Additional paid-in capital	31,156,362	27,985,448
Accumulated deficit	(14,320,560)	(13,878,209)
Total stockholders’ equity	16,845,378	14,115,425
Total liabilities and stockholders’ equity	$52,695,415	$26,465,797

The accompanying notes are an integral part of these consolidated financial statements.

CYNERGISTEK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2017	2016
Net revenues	$71,638,947	$60,200,383
Cost of revenues	50,739,359	47,888,296
Gross profit	20,899,588	12,312,087
Operating expenses:
Sales and marketing	5,747,758	2,723,735
General and administrative expenses	7,662,486	6,174,083
Depreciation	383,419	211,654
Amortization of acquisition-related intangibles	2,080,746	541,667
Impairment of goodwill and intangible assets (Note 4)	180,726	2,633,701
Total operating expenses	16,055,135	12,284,840
Income from operations	4,844,453	27,247
Other income (expense):
Interest expense	(1,526,653)	(91,885)
Change in valuation of contingent earn-out	(1,394,000)	-
Other expense	(675)	-
Total other income (expense)	(2,921,328)	(91,885)

Income (loss) before provision for income taxes	1,923,125	(64,638)
Income tax (expense) benefit	(2,365,476)	5,074,439
Net (loss) income	$(442,351)	$5,009,801

Net (loss) income per share:
Basic	$(0.05)	$0.61
Diluted	$(0.05)	$0.60

Number of weighted average shares outstanding:
Basic	9,425,281	8,173,203
Diluted	9,425,281	8,283,862

The accompanying notes are an integral part of these consolidated financial statements.

CYNERGISTEK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2017 AND 2016

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at January 1, 2016	8,150,695	$8,151	$27,698,363	$(18,888,010)	$8,818,504
Stock compensation expense for options and warrants granted to employees and directors	-	-	226,970	-	226,970
Stock options exercised	35,046	35	60,115	-	60,150
Effect of reverse stock split	195	-	-	-	-
Net income	-	-	-	5,009,801	5,009,801
Balance at December 31, 2016	8,185,936	8,186	27,985,448	(13,878,209)	14,115,425
Stock compensation expense for options and warrants granted to employees and directors	-	-	78,652	-	78,652
Stock compensation expense for restricted stock units granted to employees	-	-	255,201	-	255,201
Stock options and warrants exercised	223,216	224	66,228	-	66,452
Common stock issued in connection with the acquisition of CTEK Security, Inc.	1,166,666	1,166	2,770,833	-	2,771,999
Reverse stock split round-up shares issued	210	-	-	-	-
Net loss	-	-	-	(442,351)	(442,351)
Balance at December 31, 2017	9,576,028	$ 9,576	$ 31,156,362	$ (14,320,560)	$ 16,845,378

The accompanying notes are an integral part of these consolidated financial statements.

CYNERGISTEK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016
Cash flows provided by operating activities:
Net (loss) income	$(442,351)	$5,009,801
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	383,419	211,654
Amortization of intangible assets	2,080,746	541,667
Impairment of intangible assets	180,726	2,633,701
Bad debt	109,207	-
Stock compensation for options and warrants granted to employees and directors	78,652	226,970
Stock compensation for restricted stock units granted to employees and directors	255,201	-
Change in valuation of contingent earn-out	1,394,000	-
Change in net deferred tax assets	2,162,221	(5,282,531)
Changes in operating assets and liabilities:
Accounts receivable	(2,032,647)	(2,216,529)
Prepaid and other current assets	227,154	187,666
Supplies	(68,688)	371,291
Deposits	(45,854)	16,596
Accounts payable and accrued expenses	(2,513,776)	(570,653)
Accrued compensation and benefits	180,873	(361,009)
Deferred revenue	(515,170)	(350,998)
Net cash provided by operating activities	1,433,713	417,626
Cash flows used for investing activities:
Purchases of property and equipment	(286,189)	(205,121)
Amount paid to purchase CTEK Security, Inc., net of cash received	(13,448,522)	-
Net cash used for investing activities	(13,734,711)	(205,121)
Cash flows provided by (used for) financing activities:
Proceeds from term loan	14,000,000	-
Payments on term loan	(3,431,667)	(500,000)
Payments on capital leases	(172,571)	(118,543)
Proceeds from exercise of options and warrants	66,452	60,150
Net cash provided by (used for) financing activities	10,462,214	(558,393)
Net change in cash and cash equivalents	(1,838,784)	(345,888)
Cash and cash equivalents, beginning of year	6,090,844	6,436,732
Cash and cash equivalents, end of year	$4,252,060	$6,090,844

The accompanying notes are an integral part of these consolidated financial statements.

CYNERGISTEK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year Ended December 31,
	2017	2016
Supplemental disclosure of cash flow information:
Interest paid	$1,285,261	$91,885
Income tax paid	$517,774	$220,076

Non-cash investing and financing activities:
Property and equipment acquired through capital leases	$128,939	$200,627
Common stock issued in connection with the acquisition of CTEK Security, Inc.	$2,771,999	$-
Promissory notes issued in connection with the acquisition of CTEK Security, Inc.	$9,000,000	$-
Initial fair value of earn-out liability in connection with the acquisition of CTEK Security, Inc.	$2,356,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

CYNERGISTEK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(1)Basis of Presentation and Summary of Significant Accounting Policies

Business Activity

We are engaged in the business of providing fully-outsourced document solution services and IT security consulting data security services primarily to the healthcare industry, and also to financial institutions, gaming and other industries. Our business is operated throughout the United States.

Basis of Presentation

The accompanying consolidated financial statements were prepared in conformity with GAAP, and include the accounts of CynergisTek, Inc. and our wholly-owned subsidiaries. All intercompany balances and transactions were eliminated.

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

As part of the Reincorporation, two wholly owned subsidiaries of the Company also changed their corporate names, as follows: (i) Auxilio Solutions, Inc., a California corporation, changed its name to CTEK Solutions, Inc.; and (ii) CynergisTek, Inc., a Texas corporation, changed its name to CTEK Security, Inc. (“CTEK Security”).

Effective on January 13, 2017, the Company effected a reverse stock split of its Common Stock at a ratio of 1-for-3. No fractional shares of Common Stock were issued, and no cash or other consideration were paid as a result of the reverse stock split. Instead, the Company issued one whole share of post-reverse stock split Common Stock in lieu of each fractional share of Common Stock. As a result of the reverse stock split, the Company’s Common Stock was reduced to 8,185,936 shares from 24,557,224 shares as of December 31, 2016. All per share amounts and number of shares in the consolidated financial statements and related notes have been retroactively restated to reflect the reverse stock split.

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

Revenue Recognition and Deferred Revenue

The Company derives its revenue from four sources: (1) document solution services; (2) equipment and software resales; (3) software subscriptions and managed services, which is comprised of subscription fees from customers accessing the Company’s enterprise cloud computing services and customers purchasing additional ongoing managed services beyond the standard support that is included in the basic software subscription fees; and (4) cybersecurity professional services such as penetration testing, cybersecurity risk assessments and security program strategy development.

The Company commences revenue recognition when all of the following conditions are satisfied:

•there is persuasive evidence of an arrangement;

•the service has been or is being provided to the customer;

•the collection of the fees is reasonably assured; and

•the amount of fees to be paid by the customer is fixed or determinable.

•Document Solution Services and Equipment Revenue

Revenue is recognized pursuant to ASC Topic 605, “Revenue Recognition” (ASC 605).  Monthly service and supply revenue is earned monthly during the term of the contract, as services and supplies are provided. Revenues from equipment sales transactions are earned when there is persuasive evidence of an arrangement, delivery and installation have occurred, the sales price has been determined and collectability has been reasonably assured. For equipment that is to be placed at a customer’s location at a future date, revenue is deferred until the placement of such equipment.

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

•Software Subscriptions and Managed Services Revenue

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

•Cybersecurity Professional Services Revenues

The majority of the Company’s cybersecurity services contracts are on a time and material basis. When these services are not combined with subscription revenues as a single unit of accounting, these revenues are recognized as the services are rendered for time and material contracts, and when the milestones are achieved and accepted by the customer for fixed price contracts.

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

Supplies

Supplies consist of parts and supplies for the automated office equipment, including copiers, facsimile machines and printers. Supplies are valued at the lower of cost or net realizable value on a first-in, first-out basis.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation of the property and equipment is provided using the straight-line method over the assets’ estimated economic lives, which range from two to seven years. Expenditures for maintenance and repairs are charged to expense as incurred.

New Customer Implementation Costs

We ordinarily incur additional costs to implement our managed print services for new customers.  These costs are comprised primarily of additional labor and support.  These costs are expensed as incurred and have a negative impact on our statements of operations and cash flows during the implementation phase.

Goodwill and Intangible Assets

The Company accounts for its business combinations in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 805-10 through ASC 805-50, “Business Combinations” which requires that the purchase method of accounting be applied to all business combinations and addresses the criteria for initial recognition of intangible assets and goodwill. In accordance with FASB ASC 350-10 through ASC 350-30, goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment annually, or more frequently if circumstances indicate the possibility of impairment. If the carrying value of goodwill or an indefinite lived intangible asset exceeds its fair value, an impairment loss shall be recognized. During the year ended December 31, 2016, management determined that the goodwill associated with the Delphiis and Redspin acquisitions were impaired (Note 4). Based on management’s tests and reviews, no further impairment of goodwill existed at December 31, 2017.

To test for goodwill impairment, first we perform a qualitative assessment. If we determine, based on qualitative factors, that the fair value of goodwill is more likely than not greater than the carrying amount, a quantitative calculation would not be needed. Our methodology for a quantitative assessment of testing for goodwill impairment consists of one, and possibly two steps. In step one of the goodwill impairment test, management compares the carrying amount (including goodwill) of the reporting unit and the fair value. If the carrying value of the reporting unit exceeds the fair value of the reporting unit, then an impairment charge must be measured. The impairment loss, if any, is calculated by comparing the implied fair value of goodwill to its carrying amount. In calculating the implied fair value of a reporting unit’s goodwill, the fair value of the reporting unit is allocated to the tangible and intangible assets and liabilities of that reporting unit based on their respective fair values. The excess, if any, of the reporting unit’s fair value over the amount assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is recognized when the carrying amount of goodwill exceeds its implied fair value.

Long-Lived Assets

In accordance with ASC Topic 350, long-lived assets, such as definite lived intangible assets, to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If there are indications of impairment, we use future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less the cost to sell. During the year ended December 31, 2017 and 2016, management determined there was impairment of certain definite lived intangible assets associated with the Delphiis and Redspin acquisitions (Note 4).

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, line of credit and capital lease obligations approximate fair value due to the short-term nature of these financial instruments. The carrying amount of our debt approximates its fair value as we believe the credit markets have not materially changed since the original borrowing dates.

Stock-Based Compensation

We account for stock options granted to employees and directors using the accounting guidance in ASC 718 “Stock Compensation” (“ASC 718”).  In accordance with ASC 718, we estimate the fair value of service-based options and performance-based options on the date of grant, using the Black-Scholes pricing model.  We recognize compensation expense for stock option awards over the requisite or implied service period of the grant.  With respect to performance-based awards, compensation expense is recognized when the performance target is deemed probable.

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

For the years ended December 31, 2017 and 2016, stock-based compensation expense recognized in the consolidated statements of operations is as follows:

	Year Ended December 31,
	2017	2016
Cost of revenues	$80,771	$43,193
Sales and marketing	124,099	38,510
General and administrative expenses	128,983	145,267
Total stock-based compensation expense	$333,853	$226,970

The weighted average estimated fair value of stock options granted during 2017 and 2016 was $0.96 and $0.86 per share, respectively. These amounts were determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the expected life of the option. The assumptions used in the Black-Scholes model were as follows for stock options granted:

	2017	2016
Risk-free interest rate	0.38%	0.37% to 0.40%
Expected volatility of our Common Stock	46.29%	45.95% to 46.77%
Dividend yield	0%	0%
Expected life of options	3 years	3 years

The Black-Scholes model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because option valuation models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options.

Compensation cost associated with grants of restricted stock units are also measured at fair value. We evaluate the assumptions used to value restricted stock units on a quarterly basis. When factors change, including the market price of the stock, share-based compensation expense may differ significantly from what was recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned share-based compensation expense

Basic and Diluted Net (Loss) Income Per Share

In accordance with ASC Topic 260, “Earnings Per Share,” basic net income per share is calculated using the weighted average number of shares of our Common Stock issued and outstanding during a certain period and is calculated by dividing net income by the weighted average number of shares of our Common Stock issued and outstanding during such period. Diluted net income per share is calculated using the weighted average number of common and potentially dilutive common shares outstanding during the period, using the as-if converted method for secured convertible notes, and the treasury stock method for options and warrants.

As of December 31, 2017, potentially dilutive securities consisted of options and warrants to purchase 802,179 shares of our Common Stock at prices ranging from $1.65 to $6.45 per share. Of these potentially dilutive securities, none of the shares of Common Stock underlying the options and warrants were included in the computation of diluted earnings per share, as their effect would be anti-dilutive.

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

The following table sets forth the computation of basic and diluted net (loss) income per share:

	Year Ended December 31,
	2017	2016
Numerator:
Net (loss) income	$(442,351)	$5,009,801

Denominator:
Denominator for basic calculation weighted averages	9,425,281	8,173,203

Dilutive Common Stock equivalents:
Options and warrants	-	110,659
Denominator for diluted calculation weighted average	9,425,281	8,283,862

Net (loss) income per share:
Basic net (loss) income per share	$(0.05)	$0.61
Diluted net (loss) income per share	$(0.05)	$0.60

Segment Reporting

Based on the Company’s recent integration with CTEK Security and an analysis of how our Chief Operating Decision Makers review, manage and are compensated, we have determined that the Company operates in three segments, services, equipment and software resale, and software as a service. Equipment and software resale, and software as a service are not material, and therefore not presented separately from services. For the years ended December 31, 2017 and 2016, all revenues were derived from domestic operations.

New Accounting Pronouncements

In May 2014, the FASB issued guidance which provides a single, comprehensive accounting model for revenue arising from contracts with customers. This guidance supersedes most of the existing revenue recognition guidance, including industry-specific guidance. Under this model, revenue is recognized at an amount that a company expects to be entitled to upon transferring control of goods or services to a customer, as opposed to when risks and rewards transfer to a customer. The new guidance also requires additional disclosures about the nature, timing and uncertainty of revenue and cash flow arising from customer contracts, including significant judgments and changes in judgments. Considering the one-year delay in the required adoption date for the guidance as issued in July 2015, the new guidance is effective for us beginning in 2018 and may be applied retrospectively to all prior periods presented or through a cumulative adjustment to the opening retained earnings balance in the year of adoption. We will adopt this standard beginning January 1, 2018 and expect to use the modified retrospective method of adoption. Under the new guidance, based on the nature of our contracts, we expect to continue to recognize revenue in a similar manner as with the current guidance. Additionally, we expect the unit of accounting, that is, the identification of performance obligations, will be consistent with current revenue guidance. Accordingly, the adoption of this standard is not expected to significantly impact on our revenues.

In February 2016, the FASB issued a new accounting standard on leasing. The new standard will require companies to record most leased assets and liabilities on the balance sheet, and also proposes a dual model for recognizing expense. This guidance will be effective in the first quarter of 2019 with early adoption permitted. We have evaluated the impact of adopting this guidance and we are preparing for the changes to be made to our consolidated financial statements. We expect the adoption of these accounting changes will materially increase our assets and liabilities but will not have a material impact on our net income or equity.

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

In March 2016, the FASB issued new accounting standard which simplified certain aspects of the accounting for stock-based payment transactions, including income taxes, classification of awards and classification in the statement of cash flows. This guidance was effective for annual reporting periods beginning after December 15, 2016 and interim periods within those annual periods. The adoption of this standard did not have a material impact on its consolidated financial statements and disclosures.

In August 2016, the FASB issued new accounting standard which is intended to reduce the existing diversity in practice in how certain cash receipts and cash payments are classified in the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years with early adoption permitted, provided that all of the amendments are adopted in the same period. We are currently evaluating the impact of adopting this standard on our consolidated financial statements.

In January 2017, the FASB issued new accounting standard which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. This guidance will be effective for the Company for the year ending December 31, 2019 and interim reporting periods within that year. Early adoption is permitted for transactions that have not been reported in financial statements that have been issued or made available for issuance. We are currently evaluating the effect of the adoption of this guidance on our consolidated financial statements.

In May 2017, the FASB issued new accounting standard which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in ASC Topic 718. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. This guidance will be effective for the year ending December 31, 2019 and interim reporting periods within that year. Early adoption is permitted. We expect the adoption of this guidance will not have a material effect on our consolidated financial statements or footnotes.

(2)Accounts Receivable

A summary of accounts receivable follows:

	As of December 31,
	2017	2016
Trade receivables	$14,451,899	$8,046,561
Unapplied advances and unbilled revenue, net	(1,081,025)	1,567,925
Allowance for doubtful accounts	(106,551)	-
	$13,264,323	$9,614,486

(3)Property and Equipment

A summary of property and equipment follows:

	As of December 31,
	2017	2016
Furniture and fixtures	$316,925	$156,831
Computers and office equipment	1,009,292	773,246
Fleet equipment	668,249	539,310
Leasehold improvements	140,052	140,052
	2,134,518	1,609,439
Less accumulated depreciation and amortization	(1,302,734)	(920,021)
	$831,784	$689,418

Depreciation and amortization expense for property, equipment, and improvements amounted to $383,419 and $211,654 for the years ended December 31, 2017 and 2016, respectively.

(4)Intangible Assets and Goodwill

Intangible assets are amortized over expected useful lives ranging from 1.5 to 10 years and consist of the following as of December 31, 2017 and 2016:

	December 31, 2017				December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment
Delphiis, Inc.
Acquired technology	$ 900,000	$ (242,002)	$ (547,484)	$ 900,000	$ (225,000)	$ (547,484)
Customer relationships	400,000	(233,257)	(166,743)	400,000	(200,000)	(116,859)
Trademarks	50,000	(50,000)	-	50,000	(50,000)	-
Non-compete agreements	20,000	(17,292)	(2,708)	20,000	(16,667)	(2,707)
Total Delphiis, Inc.	$ 1,370,000	$ (542,551)	$ (716,935)	$ 1,370,000	$ (491,667)	$ (667,050)

Redspin
Acquired technology	$ 1,050,000	$ (248,519)	$ (331,908)	$ 1,050,000	$ (183,750)	$ (331,908)
Customer relationships	600,000	(550,000)	(50,000)	600,000	(350,000)	-
Trademarks	200,000	(93,978)	(106,022)	200,000	(70,000)	(52,071)
Non-compete agreements	100,000	(46,951)	(53,049)	100,000	(35,000)	(26,159)
Total Redspin	$ 1,950,000	$ (939,448)	$ (540,979)	$ 1,950,000	$ (638,750)	$ (410,138)

CTEK Security, Inc.
Acquired technology	$ 8,150,000	$ (815,000)	$ -	$ -	$ -	$ -
Customer relationships	2,150,000	(537,500)	-	-	-	-
Trademarks	1,550,000	(310,000)	-	-	-	-
Non-compete agreements	200,000	(66,663)	-	-	-	-
Total CTEK Security, Inc.	$ 12,050,000	$ (1,729,163)	$ -	$ -	$ -	$ -

Total intangible assets	$ 15,370,000	$ (3,211,162)	$ (1,257,914)	$ 3,320,000	$ (1,130,417)	$ (1,077,188)

The amortization of intangible assets expected in future years is as follows:

December 31,	Amortization
2018	$1,810,938
2019	1,810,938
2020	1,744,271
2021	1,206,771
2022	896,771
Thereafter	3,431,235
Total	$10,900,924

Goodwill

Goodwill consists of the following as of December 31, 2017 and 2016:

	December 31, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment	Net Carrying Amount

CTEK Solutions, Inc	$ 1,517,017	$ -	$ 1,517,017	$ 1,517,017	$ -	$ 1,517,017
Delphiis, Inc.	956,639	(837,126)	119,513	956,639	(837,126)	119,513
Redspin	1,192,000	(719,387)	472,613	1,192,000	(719,387)	472,613
CTEK Security, Inc.	16,416,063	-	16,416,063	-	-	-
Total goodwill	$ 20,081,719	$ (1,556,513)	$18,525,206	$ 3.665,656	$ (1,556,513)	$ 2,109,143

When the Company performed its annual impairment testing for Delphiis, Inc. and Redspin as of December 31, 2017 and 2016, we concluded there were indicators of potential intangible asset and goodwill impairment based on the performance of these business units and changes in the Company’s short and long-term strategy and outlook for these units.

The Company first performed a quantitative impairment analysis of the intangible assets and then a quantitative impairment analysis of goodwill as of December 31, 2017 and 2016. With respect to the intangible asset analysis, management estimated future undiscounted free cash flows associated with the intangibles assets and determined that they were less than the related carrying values. As a result, the Company recognized aggregate impairment charges of $180,726 and $1,077,188 for the years ended December 31, 2017 and 2016 respectively. With respect to the goodwill analysis, in 2016 management estimated the fair value of the reporting units and determined that such amounts were less than the carrying values. Management then determined that the implied fair value of goodwill of the reporting units was less than the carrying value of goodwill and an aggregate $1,556,513 impairment charge was recorded. This same analysis was performed in 2017 and management determined no further impairment was evident.

(5)Line of Credit and Term Loan

On May 4, 2012, we entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Avidbank Corporate Finance, a Division of Avidbank (“Avidbank”).  On April 26, 2013, we amended the Loan and Security Agreement with Avidbank. On April 25, 2014, we again amended the Loan and Security Agreement with Avidbank (the “Second Avidbank Amendment”). This line of credit was further extended through June 25, 2015 under the third amendment to the Loan and Security Agreement. On June 19, 2015, we again amended the Loan and Security Agreement with Avidbank (the “Fourth Avidbank Amendment”). Under the Fourth Avidbank Amendment, the term of the revolving line-of-credit of up to $2.0 million was extended through June 19, 2017, at an interest rate of prime plus 0.75% per annum.  On January 13, 2017, as part of the acquisition of CTEK Security, Inc. (formerly CynergisTek, Inc.), we entered into an Amended and Restated Credit Agreement (the “A&R Credit Agreement”) with California Bank and Trust and Avidbank (collectively the “Lenders”). Under the A&R Credit Agreement, the term of the revolving line-of-credit is available through January 13, 2019 at an interest rate of prime plus 1.0% per annum. As of December 31, 2017, the interest rate was 5.5%.  There will be no minimum interest payable with respect to any calendar quarter. The amount available to us at any given time is the lesser of (a) $5.0 million, or (b) the amount available under our borrowing base (80% of our eligible accounts receivable, minus (1) accrued client lease payables, and minus (2) accrued equipment pool liability). As of December 31, 2017, and December 31, 2016, no amounts were outstanding under the line of credit.

The Fourth Avidbank Amendment provided for a term loan facility which allowed for advances up to $4,000,000 through June 19, 2016. Our initial draw was for $2,000,000 in 2015. As of December 31, 2016, outstanding borrowings under the term loan were $1,250,000 at an interest rate of 4.75%. On January 13, 2017, this loan was repaid in full. On that date, we entered into the A&R Credit Agreement which provided a term loan facility for $14,000,000. Term loan repayments are to be made in 48 monthly principal installments of $198,333, plus accrued interest at an interest rate of prime plus 1.5% per annum, followed by 12 monthly principal installments of $373,333, plus accrued interest at an interest rate of prime plus 1.5%.  As of December 31, 2017, outstanding borrowings under the term loan were $11,818,333 at an interest rate of 6.0%.

While there are outstanding credit extensions, we are to maintain an asset coverage ratio of cash plus accounts receivable divided by all obligations owing to the bank within one year of at least 1.50 to 1.00, measured monthly, and a fixed charge coverage ratio, whereby adjusted EBITDA for the most recent twelve months shall be no less than 1.15 to 1.00 of the sum of the following: (i) Non-Financed Capital Expenditures, (ii) taxes paid in cash during such period, (iii) Distributions paid in cash during such period, (iv) any Earnout Payment paid in cash during such period, and (v) Debt Service for such period, all as determined in accordance with GAAP. To our knowledge, we were in compliance with all covenants as of December 31, 2017 and December 31, 2016.

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

Additionally, in connection with the A&R Credit Agreement and the acquisition of CTEK Security, Inc.  transaction, (see Note 14), Michael Mathews, (“Mathews”), Michael McMillan (“McMillan”), the Company, and Avidbank entered into a subordination agreement (the “Subordination Agreement”), pursuant to which Mathews and McMillan agreed that unless and until all of the Company’s obligations under the A&R Credit Agreement have been repaid in full, Mathews and McMillan would not, except as provided in the Subordination Agreement, ask, demand, sue for, take or receive, or retain, from the Company or any other person or entity, by setoff or in any other manner, payment of all or any part of the Subordinate Debt (as defined below), or take any other action with respect to the Subordinate Debt; forgive, cancel or discharge any of the Subordinate Debt; ask, demand or receive any security for the Subordinate Debt; amend any documents relating to the Subordinate Debt or any other agreement, instrument or document evidencing or executed in connection with the Subordinate Debt in a manner that could reasonably be expected to be adverse to Lenders or Agent (or any other holders of the obligations arising under the A&R Credit Agreement); or bring or join with any creditor in bringing any insolvency proceeding against the Company. Additionally, Mathews and McMillan each directed the Company to make, and the Company agreed to make, such prior payment of the Company’s obligations under the A&R Credit Agreement to Agent and the Lenders.  The Subordination Agreement defines “Subordinate Debt” to include all debt of the Company owing to Mathews and McMillan (or either of them) (a) under the promissory notes due to Mathews and McMillan (the “Seller Notes”) or (b) in respect of the Earn Out Payments (described in Note 14), in either case whether now existing or hereafter arising and including all principal, premium, interest, fees, attorneys’ fees, costs, charges, expenses, reimbursement obligations, any other indemnities or guarantees in each case with respect thereto, in each case whether direct or indirect, absolute or contingent, joint or several, due or not due, primary or secondary, liquidated or unliquidated, secured or unsecured.  So long as the Borrowers are not in default under the terms of the A&R Credit Agreement, the Company may make regular payments to Mathews and McMillan under the Seller Notes.

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

Interest charges associated with borrowings on the line of credit were $1,285 and $0, respectively for the years ended December 31, 2017 and 2016, respectively. In addition, on January 13, 2017, we paid a $25,000 revolving loan commitment fee.

Interest charges associated with the Avidbank term loans, including loan origination costs, totaled $706,872 and $75,801, respectively for the years ended December 31, 2017 and 2016, respectively. In addition, on January 13, 2017, we paid a $70,000 term loan commitment fee.

As additional consideration for the original Loan and Security Agreement, we issued Avidbank a 5-year warrant to purchase up to 24,033 shares of our Common Stock at an exercise price of $4.16 per share. On April 6, 2017 we entered into a warrant repurchase agreement with Avidbank whereby we paid Avidbank $4,743 to repurchase these warrants.

See also Note 15 regarding the March 2018 restructuring of the term loan, line of credit and Sellers Notes.

(6)Promissory Notes

In connection with the acquisition of CTEK Security, Inc. (Note 14) we issued two promissory notes totaling $9,000,000 to Dr. Michael G. Mathews and Michael McMillan (the “Seller Notes”), with each of the Seller Notes having an initial principal amount of $4,500,000.  These Seller Notes bear interest at 8% per annum, require quarterly interest-only payments during the first 12 months, quarterly payments of principal and interest during the last 24 months, using a 36-month amortization period commencing from that point, with a balloon payment due on the maturity date.  Amounts due and owing under the Seller Notes are subordinate to the right of payment due under the A&R Credit Agreement pursuant to the Subordination Agreement (Note 5).  The Company has the right to prepay all or any portion of the outstanding principal balance of the Seller Notes, provided that such prepayment is accompanied by accrued interest on the amount of principal prepaid, calculated to the date of such prepayment.

The foregoing descriptions of the Seller Notes and Subordination Agreement are qualified in their entirety by reference to the respective agreements.  These agreements are found in our Form 8-K filed on January 17, 2017 as Exhibits 99.3, 99.4 and 99.9, respectively.

Interest charges associated with the Seller Notes totaled $694,356 for the year ended December 31, 2017.

See also Note 15 regarding the March 2018 restructuring of the term loan, line of credit, and Sellers Notes.

(7)Warrants

Below is a summary of warrant activity during the years ended December 31, 2016 and 2017:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2016	658,428	$3.38
Granted in 2016	-	$-
Exercised in 2016	(35,047)	$1.80
Cancelled in 2016	(302,122)	$3.84
Outstanding at December 31, 2016	321,259	$3.11	5.53	$-
Granted in 2017	-	$-
Exercised in 2017	(53,516)	$3.03
Cancelled in 2017	(189,964)	$3.17
Outstanding at December 31, 2017	77,779	$3.03	5.05	$-

Warrants exercisable at December 31, 2017	77,779	$3.03	5.05	$-

The following tables summarize information about warrants outstanding and exercisable at December 31, 2017:

Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining in Contractual Life in Years	Outstanding Warrants Weighted Average Exercise Price	Number of Warrants Exercisable	Exercisable Warrants Weighted Average Exercise Price
$3.03	77,779	5.05	$ 3.03	77,779	$ 3.03
Total	77,779	5.05	$ 3.03	77,779	$ 3.03

(8)Stock Option and Stock Incentive Plans

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

On March 17, 2011, the Board approved the 2011 Stock Incentive Plan (the “2011 Plan”), and it became effective on May 12, 2011. The 2011 Plan authorized the issuance of no more than 1,990,000 shares of our Common Stock and it provides for the granting of stock options, stock appreciation rights and restricted stock to our employees, members of the Board and service providers. On June 8, 2017, the 2011 Plan was amended in order to increase the number of shares available under the 2011 Plan by 1,000,000 to 2,990,000.  On September 1, 2017, the 2011 Plan was further amended in order to permit the award of restricted stock units.  As of December 31, 2017, there were 1,451,713 shares available for issuance under the 2011 Plan.

Additional information with respect to these Plans’ stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2016	1,521,304	$3.00
Granted in 2016	215,845	$2.73
Exercised in 2016	-	$-
Cancelled in 2016	(282,907)	$3.78
Outstanding at December 31, 2016	1,454,242	$2.87	4.32	$184,991
Granted in 2017	25,000	$3.06
Exercised in 2017	(169,700)	$2.25
Cancelled in 2017	(585,142)	$2.79
Outstanding at December 31, 2017	724,400	$3.09	4.19	$747,380

Options exercisable at December 31, 2017	643,919	$3.10	4.19	$662,591

The following table summarizes information about stock options outstanding and exercisable at December 31, 2017:

Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining in Contractual Life in Years	Outstanding Options Weighted Average Exercise Price	Number of Options Exercisable	Exercisable Options Weighted Average Exercise Price
$0.90 to $2.27	37,166	2.52	$ 1.99	37,167	$ 1.99
$2.28 to $2.72	207,009	3.17	$ 2.46	188,006	$ 2.45
$2.72 to $5.54	472,723	4.83	$ 3.40	411,244	$ 3.44
$5.55 to $8.99	7,502	0.67	$ 6.45	7,502	$ 6.45
$0.90 to $8.99	724,400	4.19	$ 3.09	643,919	$ 3.10

Unamortized compensation expense associated with unvested options approximates $49,299 as of December 31, 2017. The weighted average period over which these costs are expected to be recognized is approximately one year.

(9)Restricted Stock Awards

The fair value of restricted stock awards is estimated by the market price of the Company’s Common Stock at the date of grant. Restricted stock activity during the years ended December 31, 2017, and 2016, respectively, are as follows:

	Number of Shares	Weighted Average Grant-Date Fair per Share	Weighted Average Vesting Period in Years
Outstanding at January 1, 2016	-	-
Granted in 2016	-	-
Vested in 2016	-	-
Cancelled and forfeited in 2016	-	-
Non-vested at December 31, 2016	-	$-
Granted in 2017	506,500	$3.35
Vested in 2017	-	-
Cancelled and forfeited in 2017	-	-
Non-vested at December 31, 2017	506,500	$3.35	2.47

During the year ended December 31, 2017, we issued a total of 506,500 shares of restricted stock units to key employees and members of the Board of Directors. The shares cliff vest after three years of continuous employment or one continuous of year of service on the board. The cost recognized for these restricted stock units totaled $255,201 for the year ended December 31, 2017.

(10)Income Taxes

For the years ended December 31, 2017 and 2016, the components of income tax (expense) benefit are as follows:

	Year Ended December 31,
	2017	2016
Current provision:
Federal	$(62,913)	$(58,092)
State	(156,000)	(150,000)
	(218,913)	(208,092)
Deferred:
Federal	(1,977,963)	4,685,565
State	(168,600)	596,966
	(2,146,563)	5,282,531
Income tax (expense) benefit	$(2,365,476)	$5,074,439

Income tax (expense) benefit amounted to $(2,365,476) and $5,074,439 for the years ended December 31, 2017 and 2016, respectively (an effective rate of 124% for 2017 and (7,851)% for 2016).  A reconciliation of the provision for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

	Year Ended December 31,
	2017	2016
Computed tax at federal statutory rate of 34%	$(653,863)	$21,977
State taxes, net of federal benefit	(172,176)	(104,225)
Non-deductible items	(33,305)	(29,683)
Other	5,073	(30,718)
Federal rate and law change effect	(1,511,207)	-
Change in valuation allowance	-	5,217,088
	$(2,365,476)	$5,074,439

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

	Year Ended December 31,
	2017	2016
Deferred tax assets:
Accrued salaries/vacation	$454,000	$267,500
Accrued other	49,900	54,500
Amortization of intangible assets	702,300	1,056,400
State taxes	(700)	34,000
Stock options	589,800	901,500
Credits	250,800	205,700
Net operating loss carryforwards	1,479,800	3,444,900
Total deferred tax assets	3,525,900	5,964,500

Deferred tax liabilities:
Depreciation	203,100	302,000
Other	202,490	379,969
Total deferred tax liabilities	405,590	681,969

Net deferred tax assets	$3,120,310	$5,282,531

At December 31, 2017, we have available unused net operating loss carryforwards of approximately $7,047,000 for federal purposes and none for state purposes that may be applied against future taxable income and that, if unused, expire beginning in 2025.

Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code under section 382.  The annual limitation may result in the expiration of net operating loss carryforwards before utilization. Our federal net operating loss carryforwards will begin to expire in 2025.

In December 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law. The Act amends the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. For businesses, the Act reduces the corporate federal tax rate from a maximum of 35% to a flat 21% rate. The rate reduction took effect on January 1, 2018. At that time the Company had a net deferred tax asset, before tax effect, of approximately $11.6 million. The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The Company’s net deferred tax asset of approximately $4.6 million was determined at the date of the rate change based on the Company’s then-current enacted federal tax rate of 34%. As a result of the reduction in the corporate income tax rate from 34% to 21% under the Act, the Company revalued its net deferred tax asset resulting in a reduction in value of approximately $1.5 million, which is recorded as a discrete charge to income tax expense in the Company’s consolidated statement of operations for the year ended December 31, 2017.

The Act contains various other rules that may apply to the Company. 100% bonus depreciation is allowable on certain qualifying assets placed in service after September 27, 2017, the Act denies a deduction for certain entertainment expenditures incurred after December 31, 2017, and net operating losses incurred after this date are subject to certain new limitations. The Company’s current year income tax provision takes these new rules into account to the extent they are applicable.

We evaluate our tax positions each reporting period to determine the uncertainty of such positions based upon one of the following conditions: (1) the tax position is not ‘‘more likely than not’’ to be sustained, (2) the tax position is ‘‘more likely than not’’ to be sustained, but for a lesser amount, or (3) the tax position is ‘‘more likely than not’’ to be sustained, but not in the financial period in which the tax position was originally taken. We have evaluated our tax positions for all jurisdictions and all years for which the statute of limitations remains open. We have determined that no liability for unrecognized tax benefits and interest was necessary.

(11)      Retirement Plan

We sponsor a 401(k) plan (the “Plan”) for the benefit of employees who are at least 21 years of age. Our management determines, at its discretion, the annual and matching contribution. For the years ended December 31, 2017 and 2016, we made matching contributions totaling $416,127 and $117,762, respectively.

(12)      Commitments

Leases

We lease approximately 17,000 square feet of office space at 27271 Las Ramblas, Suite 200, Mission Viejo, California. This lease terminates in April of 2021. We also lease approximately 3,600 square feet of office space at 11410 Jollyville Road, Suite 2201, Austin, Texas. This lease terminates in September 2019. We also lease approximately 9,600 square feet of office space at 11940 Jollyville Road, Austin, Texas. This lease terminates in May 31, 2020. Rent expense for the years ended December 31, 2017 and 2016 totaled $744,866 and $441,058 respectively. Future minimum lease payments under non-cancelable operating leases during subsequent years are as follows:

December 31,	Payments
2018	$658,690
2019	654,019
2020	512,632
2021	132,926
Total	$1,958,267

Employment Agreements

Effective January 1, 2016, we entered into an employment agreement with Joseph Flynn (the “2016 Flynn Agreement”). The 2016 Flynn Agreement provided that Mr. Flynn would continue his employment as our President and CEO.  The 2016 Flynn Agreement had a term of two years, provided for an annual base salary of $300,000.  Mr. Flynn also received the customary employee benefits available to our employees and was also entitled to receive a bonus of up to $180,000 per year, the achievement of which was based on Company performance metrics.  In January 2017, Mr. Flynn resigned as President, and continued to serve as CEO until October 2, 2017.  The foregoing summary of the 2016 Flynn Agreement is qualified in its entirety by reference to the full context of the employment agreement, which is found as Exhibit 10.31 to our Annual Report on Form 10-K filed with the SEC on March 30, 2016.

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

Effective January 1, 2016, we entered into an employment agreement with Paul Anthony (the “2016 Anthony Agreement”). The 2016 Anthony Agreement provides that Mr. Anthony will continue to serve as our Executive Vice President (“EVP”) and CFO. The 2016 Anthony Agreement has a term of two years, and provides for an annual base salary of $245,000. The 2016 Anthony Agreement will automatically renew for subsequent twelve (12) month terms unless either party provides advance written notice to the other that such party does not wish to renew the agreement for a subsequent twelve (12) months.  Mr. Anthony also receives the customary employee benefits available to our employees. Mr. Anthony is also entitled to receive a bonus of up to $132,000 per year, the achievement of which is based on Company performance metrics.  We may terminate Mr. Anthony’s employment under the 2016 Anthony Agreement without cause at any time on thirty (30) days advance written notice, at which time Mr. Anthony would receive severance pay for twelve months and be fully vested in all options and warrants granted to date.  The foregoing summary of the 2016 Anthony Agreement is qualified in its entirety by reference to the full context of the employment agreement, which is found as Exhibit 10.32 to our Annual Report on Form 10-K filed with the SEC on March 30, 2016. In March 2017, the Board of Directors authorized an increase in Mr. Anthony’s base salary to $250,000 and increased his potential annual bonus amount to $150,000. In February 2018 The Company extended the Anthony Employment agreement through December 31, 2020 and increased his base salary to $284,700 for 2018, and $309,700 for 2019, with the 2020 base salary to be determined by the Board of Directors at the end of the 2019 calendar year. He will also be eligible for a bonus of up to $185,625 and $209,047 in 2018 and 2019, respectively, and his 2020 bonus will be up to 67.5% of his base salary.

The employment agreements of Dr. Michael G. Mathews and Michael McMillan are described in Note 14 as part of the acquisition of CTEK Security, Inc.

(13)Concentrations

Cash Concentrations

At times, cash and cash equivalent balances held in financial institutions are in excess of federally insured limits. Management performs periodic evaluations of the relative credit standing of financial institutions and limits the amount of risk by selecting financial institutions with a strong credit standing.

Major Customers

For the year ended December 31, 2017, there were two customers that each generated at least 10% of our revenues and these customers represented a total of 46% of revenues.  As of December 31, 2017, net accounts receivable due from these customers totaled approximately $5,600,000.

For the year ended December 31, 2016, there were two customers that each generated at least 10% of our revenues and these customers represented a total of 49% of revenues. As of December 31, 2016, net accounts receivable due from these customers totaled approximately $4,600,000.

(14)Stock Purchase Agreement – CTEK Security, Inc.

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

•Cash Consideration.  We paid the Stockholders a cash payment of $15,000,000, less Closing Net Working Capital Deficit, Funded Indebtedness and Designated Transaction Expenses (defined as certain expenses of the Stockholders and certain expenses of CTEK Security). The net cash amount paid to the Stockholders was $14,202,645. We funded $14 million of the cash consideration through a term loan (Note 5).

•Securities Consideration.  We issued a total of 1,166,666 shares of our Common Stock, par value $0.001 per share to the Stockholders, with each of the Stockholders receiving 583,333 shares. The estimated fair value of the Common Stock issued was approximately $2.8 million at closing and included a 20% discount for lack of marketability.

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

•Earn-out Consideration.   The Stockholders may be entitled to an additional $7,500,000 based upon the financial performance of CTEK Security after closing of the CTEK Security Transaction, to be calculated based upon EBITDA generated by the CTEK Security business during the earn-out period, which began as of January 1, 2017, and ends on December 31, 2021 (the “Earn-out Payments”). The estimated fair value of the earn-out was approximately $2.3 million at closing and was estimated using a Monte Carlo simulation.

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

Pursuant to the McMillan Employment Agreement, McMillan’s base salary is $250,000, and he is entitled to incentive bonus compensation and equity compensation (consisting of stock options), as set forth in the McMillan Employment Agreement.  The Company has the right to terminate McMillan’s employment without cause at any time on thirty (30) days’ advance written notice to McMillan. Additionally, McMillan has the right to resign for “Good Reason” (as defined in the McMillan Employment Agreement) on thirty (30) days’ written notice.  In the event of (i) such termination without cause, or (ii) McMillan’s inability to perform the essential functions of his position due to a mental or physical disability or his death,  or (iii) McMillan’s resignation for Good Reason, McMillan is entitled to receive the base salary then in effect and full target annual bonus, prorated to the date of termination, and a “Severance Payment” equivalent to (a) payment of compensation for an additional twelve months, payable as a lump sum, and (b) the acceleration of all unvested stock options and warrants then held by McMillan, subject to certain conditions set forth in the McMillan Employment Agreement.  In addition, if McMillan is terminated by the Company without cause (as defined in the McMillan Employment Agreement), certain of the Earn-out Payments will accelerate and become immediately due and payable, as set forth in the SPA.  If McMillan resigns for other than Good Reason, he will be entitled to receive the base salary for the thirty (30) day written notice period, but no other amounts.  On October 2, 2017, the Board also appointed McMillan as Chief Executive Officer and his base salary was increased to $325,000.

In February 2018, we extended the term of the McMillan Employment agreement through December 31, 2020 and increased his base salary to $334,700 for 2018, and $359,700 for 2019, with the 2020 base salary to be determined by the Board of Directors at the end of the 2019 calendar year. He will also be eligible for a bonus of up to $219,375 and $242,798 in 2018 and 2019, respectively, and his 2020 bonus will be up to 67.5% of his base salary.

Mathews Employment Agreement.

The Company entered into an employment agreement with Mathews (the “Mathews Employment Agreement”), pursuant to which we employ Mathews as Executive Vice President (Mathews was also appointed Chief Operation Officer on April 27, 2017). Mathews agreed that his duties for the Company and its subsidiaries would be substantially similar to those duties that Mathews had performed on behalf of CTEK Security, and would include, without limitation, day-to-day P&L responsibility for the cybersecurity service business line.  Mathews also agreed to perform additional duties as reasonably assigned by our President, Chief Executive Officer, and/or Board of Directors in order to advance the interests of the Company and its subsidiaries. The initial term of the Mathews Employment Agreement is 36 months from January 13, 2017 and will automatically renew for subsequent 12-month terms unless either party provides written notice to the other party of a desire to not renew the agreement.

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

See also Note 15 describing that effective March 12, 2018, Michael Hernandez (f/k/a Michael G. Mathews) resigned as a Director of the Company and as the Company’s Chief Operating Officer. In addition, the Company and Michael Hernandez entered into a Separation Agreement and Mutual Release.

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

See also Note 15 regarding the March 2018 restructuring of the term loan, line of credit, and Sellers Notes.

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

Purchased identifiable intangible assets are amortized on a straight-line basis over the respective useful lives. Estimated useful lives of the identifiable intangible assets acquired ranges from three to ten years. We also recognized goodwill of $16,416,063. Goodwill is recognized as we expect to be able to realize synergies between the two companies, primarily our ability to provide market and reach for the Redspin products and services to our managed print services customers.

The Company incurred approximately $330,000 in legal, accounting and other professional fees related to this acquisition, of which approximately $174,000 were expensed during the year ended December 31, 2017.

Pro Forma Information (Unaudited)

The following supplemental unaudited pro forma information presents the combined operating results of the Company and the acquired business during the years ended December 31, 2017 and 2016, as if the acquisition had occurred at the beginning of each of the periods presented. The pro forma information is based on the historical financial statements of the Company and that of the acquired business. Amounts are not necessarily indicative of the results that may have been attained had the combinations been in effect at the beginning of the periods presented or that may be achieved in the future.

Year Ended December 31,
	2017	2016

Pro forma revenue	$ 71,638,947	$ 75,710,140
Pro forma net (loss) income	$ (442,351)	$ 4,238,104
Pro forma basic net (loss) income per share	$ (0.05)	$ 0.45
Pro forma diluted net (loss) income per share	$ (0.05)	$ 0.45

(15)Subsequent Events

As previously disclosed in our Current Report on Form 8-K, filed with the Commission on March 13, 2018, CynergisTek, Inc., a Delaware corporation (the “Company”), as borrower, along with the subsidiaries of the Company, CTEK Security, Inc., a Texas corporation (“CTEK Security”), CTEK Solutions, Inc., a California corporation (“CTEK Solutions”), and Delphiis, Inc., a California corporation (“Delphiis”), as guarantors (collectively, “Guarantors”), entered into a Credit Agreement (together with the other related documents defined therein, the “Credit Agreement”) with BMO Harris Bank N.A., a national banking association (“Bank”), as lender (the “BMO Loan”).

By way of background, the Company is party to that certain Amended and Restated Credit Agreement, dated January 13, 2017, with ZB, N.A., dba California Bank and Trust, and Avidbank, a California banking corporation (collectively, “Avidbank”) (as amended to date, the “Original Credit Agreement”), pursuant to which Avidbank extended to the Company a term loan and a revolving line of credit as previously disclosed on the Company’s Form 8-K dated January 13, 2017.

The purposes of the BMO Loan are (1) to refinance and replace the facilities under the Original Credit Agreement, thus terminating that agreement as of March 12, 2018, (2) to refinance $2,250,000 of a promissory note held by Michael H. McMillan (the “McMillan Seller Note”) issued as part of the Original SPA (defined below; see also Note 14), (3) to finance payments to Dr. Michael Hernandez (f/k/a Dr. Michael G. Mathews) (“Hernandez”), including the full repayment of a promissory note held by Hernandez (the “Hernandez Seller Note”) in the original principal amount of $4,500,000, also issued as part of the Original SPA, (4) to finance working capital, (5) for general corporate purposes and (6) to fund certain fees and expenses associated with the closing of the BMO Loan.

Loan Facilities

Term Loan:  Pursuant to the Credit Agreement, the Bank agreed to provide a term loan in the amount of $17,250,000 to the Company, which was paid in accordance with the purpose of the BMO Loan as described above.  Pursuant to the Credit Agreement, the Company may elect that the term loan be outstanding as Base Rate Loans or Eurodollar Loans. The term loan is payable in principal payment installments on the last day of each fiscal quarter, commencing on June 30, 2018. All principal and interest not sooner paid on the term loan shall be due and payable on September 12, 2022, the final maturity thereof.

Revolving Line of Credit: Additionally, pursuant to the Credit Agreement, the Bank agreed to provide a revolving loan or loans to the Company in an aggregate amount of up to $5,000,000 with a $500,000 sublimit for the issuance of letters of credit. Pursuant to the Credit Agreement, the Company may elect that each borrowing of revolving loans be either Base Rate Loans or Eurodollar Loans. At the closing of the BMO Loan, no draws were made on the revolving line of credit. Each revolving loan, both for principal and interest then outstanding, shall mature and be due and payable on March 12, 2020, or such earlier date on which the Revolving Credit Commitment (as defined in the Credit Agreement) is terminated in whole pursuant to the Credit Agreement.

Interest Rates

Base rate loans (“Base Rate Loans”) bear interest at an annual rate equal to the base rate (defined as the highest of (a) the rate of interest quoted in The Wall Street Journal, Money Rates Section as the prime rate in effect on such day, with any change in the Base Rate resulting from a change in such prime rate to be effective as of the date of the relevant change in such prime rate, (b) the sum of (i) the rate determined by the Bank to be the average of the rates per annum quoted to the Bank by two or more Federal funds brokers selected by the Bank for sale to the Bank at face value of Federal funds in the secondary market in an amount equal or comparable to the principal amount for which such rate is being determined, plus (ii) 1/2 of 1%, and (c) the overnight LIBOR rate plus 1.0%) plus an applicable margin of between 1.50% and 2.50%, depending upon the Company’s leverage ratio.

Eurodollar loans (“Eurodollar Loans”) bear interest at a rate per annum equal to the sum of the Adjusted LIBOR rate (defined as the quotient obtained by dividing (a) the LIBOR index rate by (b) the maximum reserve percentage, expressed as a decimal, at which reserves are imposed by the Board of Governors of the Federal Reserve System (or any successor) on “eurocurrency liabilities,” as defined in such Board’s Regulation D (or any successor thereto), subject to any amendments of such reserve requirement by such Board or its successor, taking into account any transitional adjustments thereto) plus an applicable margin of between 2.50% and 3.50%, depending upon the Company’s leverage ratio.

Acceleration

Pursuant to the Credit Agreement, the Bank may, by written notice to the Company, declare the principal of and the accrued interest on all outstanding loans to be forthwith due and payable upon the occurrence of certain Events of Default. The Credit Agreement defines Events of Default to include, inter alia, (i) a default in payment when due of all or any part of any obligation payable by the Company under the BMO Loan, (ii) a default in the observance or performance of certain of the covenants set forth in the BMO Loan, (iii) any representation or warranty made in connection with the BMO Loan proves untrue in any respect (or in any material respect if such representation, warranty, certification or statement is not by its terms already qualified as to materiality), (iv) default on any subordinated debt, (v) any judgment or judgments, writ or writs or warrant or warrants of attachment shall be entered or filed against the Company or any of its subsidiaries, or against any of its Property, in an aggregate amount in excess of $250,000 (except to the extent fully covered by insurance as to which the insurer has been notified of such judgment and has not denied coverage) which remains undischarged, unvacated, unbonded or unstayed for a period of 30 days, (vi) any change of control of the Company shall occur, and (vii) any other specified event of default.

Security Agreement

In connection with the Credit Agreement, the Company, the Guarantors, and the Bank entered into a Pledge and Security Agreement (the “Security Agreement”), pursuant to which each of the Company and the Guarantors agreed to grant to the Bank a lien on and security interest in certain collateral to secure prompt payment and performance of the secured obligations under the Credit Agreement.  Pursuant to the Security Agreement, the “Collateral” was defined as including, inter alia, any and all (all such terms as defined in the Security Agreement) of the Accounts, Chattel Paper, Instruments (including Promissory Notes), Documents, General Intangibles, Letter-of-Credit Rights, Supporting Obligations, Deposit Accounts, Pledged Collateral and other Investment Property (including all certificated and uncertificated Securities, Securities Accounts, Security Entitlements, Commodity Accounts, and Commodity Contracts), Goods, Fixtures, Inventory and Equipment, Commercial Tort Claims, and Rights to merchandise and other Goods, any Monies, personal property, and interests in personal property, in each case whether now existing or hereafter acquired or created, any money or other assets of any grantor that now or hereafter come into the possession, custody, or control of Bank and any Proceeds or products of any of the foregoing, or any portion thereof.  In connection with the grant of the security interest in the Collateral, each of the Company and the Guarantors made standard representations and warranties relating to ownership of the collateral, location and control of the collateral, and certain rights to payment.

Resignation of Hernandez as Director

Effective March 12, 2018, Hernandez resigned as a Director of the Company and as the Company’s Chief Operating Officer.

Separation Agreement and Mutual Release with Hernandez

On March 12, 2018, the Company, CTEK Security and Hernandez entered into a Separation Agreement and Mutual Release (the “Separation Agreement”).

Pursuant to the Separation Agreement, Hernandez’ employment with the Company as the Company’s Chief Operating Officer was terminated and the Company and Hernandez mutually agreed to release the other from any and all claims, disputes, demands, actions, liabilities, damages, suits (whether at law or in equity), promises, accounts, costs, expenses, setoffs, contributions, attorneys’ fees and/or causes of action of whatever kind or character, whether past, present, future, known or unknown, liquidated or unliquidated, accrued or unaccrued, from the beginning of time, or which may hereinafter accrue as a result of the discovery of new and/or additional facts, which such party has had, may now have, or might claim to have, arising out of the agreements between the parties or any transaction contemplated thereby, based upon the acts or omissions of the other party prior to the date of the Separation Agreement.

Further, pursuant to the Separation Agreement, in lieu of any earn-out payments (as described in the Original SPA (as defined below)) that could be earned by Hernandez under the Original SPA, the Company agreed to pay Hernandez the amount of $3,750,000 in the form of a promissory note (the “Earn-out Note”). The Earn-out Note provides for (i) a maturity date of March 12, 2023, at which all principal and accrued and unpaid interest is due, (ii) a simple interest rate of 5% per annum commencing on January 1, 2018, and compounding annually, and (iii) the right of the Company to prepay all or any portion of the Earn-out Note without premium or penalty. The Company has concluded that the subsequent event related to this Company’s revision of the earn-out contingent liability is a Type 1 subsequent event whereby the conditions that existed as of the balance sheet date were further clarified. As a result, the Company recorded an additional accrual of $1,394,000 at December 31, 2017 related to the earn-out contingent liability.

Also pursuant to the Separation Agreement, the Company paid off the outstanding amount due under the Hernandez Seller Note and paid Hernandez a severance payment consisting of a $250,000 payment upon execution of the Separation Agreement and the delivery of a promissory note in the original principal amount of $343,750 (the “Severance Payment Note”). The Severance Payment Note bears interest at a rate of 5% per annum, compounds annually, allows for prepayment by the Company and matures on January 10, 2019, at which time all principal and accrued and unpaid interest is due.

Amounts due and owing under the Earn-out Note and Severance Payment Note are subordinate to the right of payment due under the BMO Loan pursuant to a Subordination Agreement among the Company, the Bank and Hernandez.

Amendment to CTEK Security, Inc. (formerly CynergisTek, Inc.) Stock Purchase Agreement; Amended and Restated Promissory Note

On March 12, 2018, the Company, CTEK Security and Michael H. McMillan (“Mr. McMillan”) entered into an Amendment to Stock Purchase Agreement (“Amendment”). Pursuant to the Amendment, certain provisions of the Stock Purchase Agreement dated as of January 13, 2017 which memorialized the acquisition of CTEK Security, Inc. (formerly CynergisTek, Inc.) (the “Original SPA”) related to the Earn-Out (as defined in the Original SPA and described in the Company’s Form 8-K dated January 13, 2017) were amended. The earn-out provisions were amended to remove all obligations to make earn-out payments to Hernandez. As to Mr. McMillan, the Amendment modified the maximum earn-out payment which could be earned by Mr. McMillan to $1,200,000, with a maximum of $400,000 per year based on revised performance metrics (rather than the benchmarks described in the Original SPA) during the 2018, 2019 and 2020 calendar years, as determined by the Company’s board of directors and/or a committee thereof.

On March 12, 2018, the Company repaid $2,250,000 plus accrued interest on the McMillan Seller Note.  The Company and Mr. McMillan agreed to amend and restate the McMillan Seller Note pursuant to an Amended and Restated Promissory Note (the “A&R McMillan Seller Note”).  The A&R McMillan Seller Note is in the principal amount of $2,250,000, bears interest at a rate of 8% per annum, provides for quarterly payments of principal and interest and matures on March 31, 2022.  Amounts due and owing under the A&R McMillan Seller Note are subordinate to the right of payment due under the BMO Loan pursuant to a Subordination Agreement among the Company, the Bank and Mr. McMillan.  Mr. McMillan is a director and the President and Chief Executive of the Company.

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

2.3	Agreement and Plan of Merger, dated September 7, 2017, between Auxilio, Inc. and CynergisTek, Inc., incorporated by reference to Exhibit 2.1 to our Form 8-K filed on September 8, 2017.
3.1	Articles of Incorporation of Auxilio, Inc. as amended, incorporated by reference to Exhibit 3.1 to our Form 10-KSB filed on April 19, 2005.
3.2	Amended and Restated Bylaws of Auxilio, incorporated by reference to Exhibit 2 to our Form 10-SB filed on October 1, 1999.
3.3	First Amendment to Amended and Restated Bylaws of Auxilio, Inc. dated August 6, 2015, incorporated by reference to Exhibit 10.1 to our 10-Q filed on August 14, 2015.
3.4	Certificate of Incorporation of CynergisTek, Inc., incorporated by reference to Exhibit 3.1 to our Form 8-K filed on September 8, 2017.
3.5	Bylaws of CynergisTek, Inc., incorporated by reference to Exhibit 3.2 to our Form 8-K filed on September 8, 2017.
4.1

Subscription Agreement, dated January 9, 2002, by and among Auxilio and each of the stockholders of e-Perception, Inc., incorporated by reference to Exhibit 1.2 to our Form 8-K filed on January 24, 2002.

4.2

Form of Subscription Agreement entered into between April 6, 2009 and April 15, 2009 with Michael Vanderhoof and Edward B. Case, incorporated by reference to Exhibit 4.1 of our Form 8-K filed on May 14, 2009.

10.1	Auxilio’s 2001 Stock Option Plan, incorporated by reference to Exhibit 4.1 to our Form S-8 filed on March 3, 2011.*
10.1.1	Form of Stock Option Agreement under Auxilio’s 2001 Stock Option Plan, incorporated by reference to Exhibit 4.6 to our Form S-8 filed on March 3, 2011.*
10.2	Auxilio’s 2003 Stock Option Plan, incorporated by reference to Exhibit 4.2 to our Form S-8 filed on March 3, 2011.*
10.2.1	Form of Stock Option Agreement under Auxilio’s 2003 Stock Option Plan, incorporated by reference to Exhibit 4.7 to our Form S-8 filed on March 3, 2011.*
10.3	Auxilio’s 2004 Stock Option Plan, incorporated by reference to Exhibit 4.3 to our Form S-8 filed on March 3, 2011.*
10.3.1	Form of Stock Option Agreement under Auxilio’s 2004 Stock Option Plan, incorporated by reference to Exhibit 4.8 to our Form S-8 filed on March 3, 2011.*
10.4	Auxilio’s 2007 Stock Option Plan, incorporated by reference to Exhibit 4.4 to our Form S-8 filed on March 3, 2011.*
10.5	Amendment to Auxilio 2007 Stock Option Plan, incorporated by reference to Exhibit 4.5 to our Form S-8 filed on March 3, 2011.*
10.5.1	Form of 2007 Stock Option Agreement, incorporated by reference to Exhibit 4.9 to our Form S-8 filed on March 3, 2011.*
10.6	Auxilio’s 2011 Stock Incentive Plan, incorporated by reference to Exhibit 4.1 to our Form S-8 filed on August 24, 2011.*
10.6.1	Form of Auxilio’s 2011 Stock Option Agreement under the 2011 Stock Incentive Plan, incorporated by reference to Exhibit 4.3 to our Form S-8 filed on August 24, 2011.*
10.6.2	Form of Restricted Stock Agreement under the Auxilio 2011 Stock Incentive Plan, incorporated by reference to Exhibit 4.4 to our Form S-8 filed on August 24, 2011.*
10.7	Amendment No. 1 to 2011 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to our Form 8-K/A filed on September 1, 2017.*

No.	Item
10.8	Amendment No. 2 to 2011 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to our Form 8-K filed on September 2, 2017.*
10.9	Asset Purchase Agreement between Workstream USA, Inc., Workstream, Inc. and PeopleView, Inc. dated March 8,.2004, incorporated by reference to Exhibit 2.1 to our Form 8-K filed on April 2, 2004.
10.10

Addendum dated as of May 27, 2004 to Asset Purchase Agreement dated March 17th, 2004 between Workstream Inc. Workstream USA, Inc. and PeopleView, Inc., incorporated by reference to Exhibit 2.1 to our Form 8-K/A filed on August 3, 2004.

10.11

Loan and Security Agreement by and among Auxilio, Inc., Auxilio Solutions, Inc. and AvidBank Corporate Finance, a division of AvidBank, dated effective April 19, 2012, incorporated by reference to Exhibit 10.1 to our Form 8-K filed on May 9, 2012.

10.12

Intellectual Property Security Agreement by and among Auxilio, Inc., Auxilio Solutions, Inc. and AvidBank Corporate Finance, a division of AvidBank, dated effective April 19, 2012, incorporated by reference to Exhibit 10.2 to our Form 8-K filed on May 9, 2012.

10.13

Form of Subordination by and among AvidBank Corporate Finance, a division of AvidBank and certain individual creditors dated effective April 19, 2012, incorporated by reference to Exhibit 10.3 to our Form 8-K filed on May 9, 2012.

10.14	Warrant to Purchase Stock issued by Auxilio, Inc. to AvidBank Holdings, Inc. dated effective April 24, 2012, incorporated by reference to Exhibit 10.4 to our Form 8-K filed on May 9, 2012.
10.15	Warrant to Purchase Common Stock issued by Auxilio, Inc. to Joseph Flynn dated January 16, 2013, incorporated by reference to Exhibit 10.1 to our Form 8-K filed on January 23, 2013.
10.16	Warrant to Purchase Common Stock issued by Auxilio, Inc. to Paul Anthony dated January 16, 2013, incorporated by reference to Exhibit 10.2 to our Form 8-K filed on January 23, 2013.
10.17	Warrant to Purchase Common Stock issued by Auxilio, Inc. to Simon Vermooten dated January 16, 2013, incorporated by reference to Exhibit 10.3 to our Form 8-K filed on January 23, 2013.
10.18

Stock Purchase Agreement between Auxilio, Inc., Delphiis, Inc., certain stockholders of Delphiis, Inc., and Mike Gentile as Seller’s Representative dated effective July 1, 2014, incorporated by reference to Exhibit 99.11 to our Form 8-K filed on July 8, 2014.

10.19	Second Amendment to Loan and Security Agreement dated as of April 25, 2014, incorporated by reference to Exhibit 10.1 to our 10-Q filed on May 14, 2014.
10.20	Note Conversion Agreement between Auxilio, Inc. and Mike Gentile dated effective as of January 12, 2015, incorporated by reference to Exhibit 99.1 to our Form 8-K filed on February 27, 2015.
10.21	Asset Purchase Agreement between Auxilio, Inc. and Redspin, Inc. dated as of March 31, 2015, incorporated by reference to Exhibit 99.1 to our Form 8-K filed on April 6, 2015.
10.22

Third Amendment to the Loan and Security Agreement between Avidbank Corporate Finance and Auxilio, Inc., dated as of April 24, 2015, incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on May 15, 2015.

10.23	Fourth Amendment to the Loan and Security Agreement between Avidbank and Auxilio, Inc. dated June 19, 2015, incorporated by reference to Exhibit 10.1 to our 10-Q filed on August 14, 2015.
10.24	Executive Employment Agreement, effective January 1, 2016, by and between Auxilio and Joseph J. Flynn, incorporated by reference to Exhibit 10.31 to our Form 10-K filed on March 30, 2016.
10.25	Executive Employment Agreement, effective January 1, 2016, by and between Auxilio and Paul T. Anthony, incorporated by reference to Exhibit 10.32 to our Form 10-K filed on March 30, 2016.
10.26

Stock Purchase Agreement between Auxilio, Inc., CynergisTek, Inc., a Texas corporation, Dr. Michael G. Mathews and Michael H. McMillan dated January 13, 2017, incorporated by reference to Exhibit 99.1 to our Form 8-K filed on January 17, 2017.

10.27

Registration Rights Agreement between Auxilio, Inc. and Michael G. Mathews and Michael McMillan dated January 13, 2017, incorporated by reference to Exhibit 99.2 to our Form 8-K filed on January 17, 2017.

10.28	Michael Mathews Promissory Note dated January 13, 2017, incorporated by reference to Exhibit 99.3 to our Form 8-K filed on January 17, 2017.
10.29	Michael McMillan Promissory Note dated January 13, 2017, incorporated by reference to Exhibit 99.4 to our Form 8-K filed on January 17, 2017.
10.30	Executive Employment Agreement, effective January 13, 2017, by and between Auxilio and Michael G. Mathews, incorporated by reference to Exhibit 99.5 to our Form 8-K filed on January 17, 2017.

No.	Item
10.31	Executive Employment Agreement, effective January 13, 2017, by and between Auxilio and Michael McMillan, incorporated by reference to Exhibit 99.6 to our Form 8-K filed on January 17, 2017.
10.32

Amended and Restated Credit agreement between Auxilio, its subsidiaries Auxilio Solutions, Inc., Delphiis, Inc., CynergisTek, Inc. collectively referred to as “borrowers”, and ZB, N.A., dba California Bank and Trust (“CBT”), and Avidbank, a California banking corporation, collectively referred to as “lenders”, dated January 13, 2017, incorporated by reference to Exhibit 99.7 to our Form 8-K filed on January 17, 2017.

10.33	Joinder No. 1 to Amended and Restated Credit Agreement dated September 7, 2017, incorporated by reference to Exhibit 10.1 to our Form 8-K filed on September 8, 2017.
10.34

Security Agreement between Auxilio, its subsidiaries Auxilio Solutions, Inc., Delphiis, Inc., CynergisTek, Inc. and AvidBank, dated January 13, 2017, incorporated by reference to Exhibit 99.8 to our Form 8-K filed on January 17, 2017.

10.35	Supplement No. 1 to Security Agreement between CynergisTek, Inc. and AvidBank, as agent, incorporated by reference to Exhibit 10.2 to our Form 8-K filed on September 8, 2017.
10.36	Subordination Agreement between Mathews, McMillan, Auxilio, and Avidbank, dated January 13, 2017, incorporated by reference to Exhibit 99.9 to our Form 8-K filed on January 17, 2017.
10.37

Credit Agreement dated March 12, 2018, by and among CynergisTek, Inc., CTEK Security, Inc., CTEK Solutions, Inc., Delphiis, Inc., and BMO Harris Bank N.A., incorporated by reference to Exhibit 10.1 to our Form 8-K filed on March 13, 2018.

10.38

Pledge and Security Agreement dated March 12, 2018, by and among CynergisTek, Inc., CTEK Security, Inc., CTEK Solutions, Inc., Delphiis, Inc., and BMO Harris Bank N.A., incorporated by reference to Exhibit 10.2 to our Form 8-K filed on March 13, 2018.

10.39

Separation Agreement and Mutual Release dated March 12, 2018, among CynergisTek, Inc., CTEK Security, Inc. and Michael Hernandez, incorporated by reference to Exhibit 10.3 to our Form 8-K filed on March 13, 2018.

10.40

Amendment to Stock Purchase Agreement dated March 12, 2018, among CynegisTek, Inc., CTEK Security, Inc. and Michael H. McMillan, incorporated by reference to Exhibit 10.4 to our Form 8-K filed on March 13, 2018.

10.41	Amended and Restated Promissory Note in favor of Michael McMillan dated March 12, 2018, incorporated by reference to Exhibit 10.5 to our Form 8-K filed on March 13, 2018.
10.42	Promissory Note (“Earn-out Note”) in favor of Michael Hernandez dated March 12, 2018, incorporated by reference to Exhibit 10.6 to our form 8-K filed on March 13, 2018.
10.43	Promissory Note (“Severance Payment Note”) in favor of Michael Hernandez dated March 12, 2018, incorporated by reference to Exhibit 10.7 to our form 8-K filed on March 13, 2018.
10.44	First Amendment to Executive Employment Agreement between CynergisTek, Inc. and Michael H. McMillan dated February 10, 2018. †
10.45	First Amendment to Executive Employment Agreement between CynergisTek, Inc. and Paul T. Anthony dated February 10, 2018. †
14	Code of Business Conduct and Ethics.
16.1	Letter regarding change in certifying accountants, dated February 14, 2002, incorporated by reference to Exhibit 16 to our Form 8-K filed on February 15, 2002.
16.2	Letter regarding change in certifying accountants dated December 22, 2005, incorporated by reference to Exhibit 16.1 to our Form 8-K/A filed on January 24, 2006.
21.1	Subsidiaries. †
23.1	Consent of Haskell & White LLP, Independent Registered Public Accounting Firm. †
24	Power of Attorney (included on the Signature Page).
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a). †
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a). †
32.1	Certification of CEO and CFO pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002. †
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

No.	Item
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*Each of these Exhibits constitutes a management contract, compensatory plan or arrangement.

**Pursuant to Rule 406T of Regulation S-T, this XBRL information will not be deemed “filed” for the purpose of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section, nor will it be deemed filed or made a part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, or otherwise subject to liability under those sections.

†Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) with the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYNERGISTEK, INC.

By:/s/ Michael H. McMillan

Michael H. McMillan

Chief Executive Officer and

Principal Executive Officer

March 28, 2018

By:/s/ Paul T. Anthony

Paul T. Anthony

Chief Financial Officer and

Principal Financial Officer

March 28, 2018

POWER OF ATTORNEY AND SIGNATURES

We, the undersigned directors and officers of CynergisTek, Inc., do hereby constitute and appoint each of Michael H. McMillan and Paul T. Anthony as our true and lawful attorneys-in-fact and agents with power of substitution, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorneys-in-fact and agents, or either of them, may deem necessary or advisable to enable said corporation to comply with the Securities and Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments (including post-effective amendments) hereto; and we do hereby ratify and confirm all that said attorney-in-fact and agent, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Michael H. McMillan	Director, Chief Executive Officer (Principal Executive Officer and Director)	March 28, 2018
Michael H. McMillan

/s/ Paul T. Anthony	Chief Financial Officer, Secretary (Principal Financial Officer and Accounting Officer)	March 28, 2018
Paul T. Anthony

/s/ John D. Abouchar	Director (Non-executive Chairman of the Board)	March 28, 2018
John D. Abouchar

/s/ Drexel DeFord		March 28, 2018
Drexel DeFord	Director

/s/ Judy F. Krandel		March 28, 2018
Judy F. Krandel	Director

/s/ Theresa Meadows		March 28, 2018
Theresa Meadows	Director

/s/ Mark Roberson		March 28, 2018
Mark Roberson	Director