Form 10-Q
period 2018-03-31
CYNERGISTEK, INC
filed 2018-05-14
CIK 1011432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The number of shares of the issuer’s common stock, $0.001 par value, outstanding as of May 11, 2018 was 9,616,133.

CYNERGISTEK, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

CYNERGISTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018 (unaudited)	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$3,409,293	$4,252,060
Accounts receivable, net	10,577,287	13,264,323
Prepaid and other current assets	1,590,277	557,426
Supplies	1,085,762	1,156,006
Total current assets	16,662,619	19,229,815

Property and equipment, net	766,476	831,784
Deposits	87,778	87,376
Deferred income taxes	3,350,310	3,120,310
Intangible assets, net	10,448,190	10,900,924
Goodwill	18,525,206	18,525,206
Total assets	$49,840,579	$52,695,415
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,171,719	$9,631,634
Accrued compensation and benefits	2,715,474	3,711,551
Deferred revenue	1,035,470	1,425,821
Note payable	343,750	-
Current portion of long-term liabilities	3,130,230	5,494,837
Total current liabilities	12,396,643	20,263,843

Long-term liabilities:
Term loan, less current portion	14,676,081	9,438,333
Promissory notes to related parties, less current portion	5,437,500	6,000,000
Capital lease obligations, less current portion	124,392	147,861
Total long-term liabilities	20,237,973	15,586,194
Commitments and contingencies
Stockholders’ equity:
Common stock, par value at $0.001, 33,333,333 shares authorized, 9,592,547 shares issued and outstanding at March 31, 2018 and 9,576,028 shares issued and outstanding at December 31, 2017	9,593	9,576
Additional paid-in capital	31,344,607	31,156,362
Accumulated deficit	(14,148,237)	(14,320,560)
Total stockholders’ equity	17,205,963	16,845,378
Total liabilities and stockholders’ equity	$49,840,579	$52,695,415

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYNERGISTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2018	2017
Net revenues	$16,383,317	$18,254,689
Cost of revenues	12,237,865	13,667,541
Gross profit	4,145,452	4,587,148
Operating expenses:
Sales and marketing	1,499,047	1,369,008
General and administrative expenses	2,635,547	2,174,435
Depreciation	91,583	91,224
Amortization of acquisition-related intangibles	452,734	520,343
Total operating expenses	4,678,911	4,155,010
(Loss) income from operations	(533,459)	432,138
Other income (expense):
Other income	19	19
Interest expense	(403,461)	(412,334)
Total other income (expense)	(403,442)	(412,315)

(Loss) Income before provision for income taxes	(936,901)	19,823
Income tax benefit (expense)	229,558	(13,539)
Net (loss) income	$(707,343)	$6,284

Net (loss) income per share:
Basic	$(0.07)	$0.00
Diluted	$(0.07)	$0.00

Number of weighted average shares outstanding:
Basic	9,586,608	9,216,719
Diluted	9,586,608	9,615,285

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYNERGISTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2018

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2017	9,576,028	$9,576	$31,156,362	$(14,320,560)	$16,845,378
Stock compensation expense for options and warrants granted to employees and directors	-	-	11,516	-	11,516
Stock compensation expense for restricted stock units granted to employees	-	-	176,746	-	176,746
Stock options exercised	16,519	17	(17)	-	-
Cumulative effect of adoption of revenue recognition standard ASC 606	-	-	-	879,666	879,666
Net loss	-	-	-	(707,343)	(707,343)
Balance at March 31, 2018	9,592,547	$9,593	$31,344,607	$(14,148,237)	$17,205,963

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYNERGISTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net (loss) income	$(707,343)	$6,284
Adjustments to reconcile net (loss) income to net cash provided by (used for) operating activities:
Depreciation	91,583	91,224
Amortization of intangible assets	452,734	520,343
Deferred income taxes	(230,000)	-
Bad debt recoveries	(13,469)	-
Stock compensation expense for warrants and options granted to employees and directors	11,516	24,659
Stock compensation expense for restricted stock units granted to employees and directors	176,746	-
Note payable issued in consideration for severance pay	343,750	-
Interest expense related to loan acquisition costs	1,617	-
Changes in operating assets and liabilities:
Accounts receivable	2,700,505	(633,273)
Supplies	70,244	68,707
Prepaid and other current assets	(153,185)	769,404
Deposits	(402)	(45,854)
Accounts payable and accrued expenses	(709,915)	(1,030,525)
Accrued compensation and benefits	(996,077)	(1,293,876)
Deferred revenue	(390,351)	(146,948)
Net cash provided by (used for) operating activities	647,953	(1,669,855)
Cash flows from investing activities:
Purchases of property and equipment	(26,275)	(152,177)
Amount paid to purchase CynergisTek, net of cash received	-	(13,448,521)
Net cash used for investing activities	(26,275)	(13,600,698)
Cash flows from financing activities:
Proceeds from term loan	17,250,000	14,000,000
Loan acquisition fees paid	(111,250)	-
Payments on term loans	(11,818,333)	(1,646,667)
Payments on promissory notes to related parties	(6,750,000)	-
Payments on capital leases	(34,862)	(43,890)
Proceeds from issuance of common stock through stock options and warrants	-	32,665
Net cash (used for) provided by financing activities	(1,464,445)	12,342,108
Net decrease in cash and cash equivalents	(842,767)	(2,928,445)
Cash and cash equivalents, beginning of period	4,252,060	6,090,844
Cash and cash equivalents, end of period	$3,409,293	$3,162,399

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYNERGISTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

	Three Months Ended March 31,
	2018	2017
Supplemental disclosure of cash flow information:
Interest paid	$644,895	$198,416
Income taxes paid	$20,262	$1,950
Non-cash investing and financing activities:
Property and equipment acquired through capital leases	$-	$110,657
Common stock issued in connection with the acquisition of CynergisTek, Inc.	$-	$2,772,000
Promissory notes issued in connection with the acquisition of CynergisTek, Inc.	$-	$9,000,000
Fair value of earn-out liability in connection with the acquisition of CynergisTek, Inc.	$-	$2,356,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(UNAUDITED)

1.BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Cynergistek, Inc. and its subsidiaries (the “Company”, “we”, “us” or “Cynergistek”) have been prepared in accordance with generally accepted accounting principles of the United States of America (“GAAP”) for interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, these financial statements do not include all of the information and notes required by GAAP for complete financial statements.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the Securities and Exchange Commission (“SEC”) on March 28, 2018.

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

Based on the Company’s recent integration with CTEK Security and an analysis of how our Chief Operating Decision Makers review, manage and are compensated, we have determined that the Company operates in two segments, services and equipment & software resale.  The equipment & software resale operating segment is not reported separately in the accompanying condensed consolidated financial statements, as this segment did not meet the quantitative thresholds established in ASC 280-10-50-12, For the periods presented, all revenues were derived from domestic operations.

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

2.RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued guidance which provides a single, comprehensive accounting model for revenue arising from contracts with customers (“Topic 606”). This guidance supersedes most of the existing revenue recognition guidance, including industry-specific guidance. Under this model, revenue is recognized at an amount that a company expects to be entitled to upon transferring control of goods or services to a customer, as opposed to when risks and rewards transfer to a customer. The new guidance also requires additional disclosures about the nature, timing and uncertainty of revenue and cash flow arising from customer contracts, including significant judgments and changes in judgments. Considering the one-year delay in the required adoption date for the guidance as issued in July 2015, the new guidance is effective for us beginning in 2018 and may be applied retrospectively to all prior periods presented or through a cumulative adjustment to the opening retained earnings balance in the year of adoption. We adopted this standard beginning January 1, 2018 and are using the modified retrospective method of adoption. Under the new guidance, based on the nature of our contracts, we will continue to recognize revenue in a similar manner as with the current guidance. Additionally, the unit of accounting, that is, the identification of performance obligations, is consistent with current revenue guidance. Accordingly, the adoption of this standard did not significantly impact our revenues.

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

3.REVENUES

On January 1, 2018, we adopted Topic 606 using a modified retrospective method applied to those customer contracts which were not completed as of January 1, 2018. There was no change in revenues reported using this method as compared to the previous guidance. Below is a summary of our revenues disaggregated by revenue source.

	Three Months Ended March 31,
	2018	2017
Managed services	$13,340,944	$15,800,427
Consulting and professional services	2,019,854	1,257,136
Office equipment, hardware and software resales	1,022,519	1,197,126
Net revenues	$16,383,317	$18,254,689

4.OPTIONS, WARRANTS AND RESTRICTED STOCK UNITS

Below is a summary of stock option, warrant and restricted stock activity during the three-month period ended March 31, 2018:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2017	724,400	$3.09
Granted	-	-
Exercised	(16,519)	2.75
Cancelled	(33,659)	3.34
Outstanding at March 31, 2018	674,222	$3.15	4.05	$1,295,077
Exercisable at March 31, 2018	620,438	$3.10	4.05	$1,185,334

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2017	77,779	$3.03
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding at March 31, 2018	77,779	$3.03	4.80	$151,659
Exercisable at March 31, 2018	77,779	$3.03	4.80	$151,659

Restricted Stock Units	Shares	Weighted Average Price	Weighted Average Remaining Term in Years
Outstanding at December 31, 2017	506,500	$3.35
Granted	-	-
Exercised	-	-
Cancelled	(6,000)	2.76
Outstanding at March 31, 2018	500,500	$3.35	2.46

For the three months ended March 31, 2018 and 2017, stock-based compensation expense recognized in the consolidated statements of operations as follows:

	Three Months Ended March 31,
	2018	2017
Cost of revenues	$32,332	$13,955
Sales and marketing	57,490	182
General and administrative expense	98,440	10,522
Total stock-based compensation expense	$188,262	$24,659

5.NET (LOSS) INCOME PER SHARE

Basic net (loss) income per share is calculated using the weighted average number of shares of our common stock issued and outstanding during a certain period and is calculated by dividing net (loss) income by the weighted average number of shares of our common stock issued and outstanding during such period. Diluted net (loss) income per share is calculated using the weighted average number of common and potentially dilutive common shares outstanding during the period, using the as-if-converted method for secured convertible notes, and the treasury stock method for options and warrants. Diluted net (loss) income per share does not include potentially dilutive securities because such inclusion in the computation would be anti-dilutive.

For the three months ended March 31, 2018, potentially dilutive securities consisted of options and warrants to purchase 280,416 shares of common stock at prices ranging from $0.90 to $6.45 per share and 500,500 shares of restricted stock units. Of these potentially dilutive securities, none of the shares to purchase common stock from the options and warrants or shares related to the restricted stock units are included in the computation of diluted earnings per share because the effect of including these instruments would be anti-dilutive.

For the three months ended March 31, 2017, potentially dilutive securities consisted of options and warrants to purchase 1,454,051 shares of common stock at prices ranging from $0.90 to $6.45 per share. Of these potentially dilutive securities, 398,566 of the shares of common stock underlying the options and warrants are included in the computation of diluted earnings per share because the effect of including the remaining instruments would be anti-dilutive.

	Three Months Ended March 31,
	2018	2017
Numerator:
Net (loss) income	$(707,343)	$6,284

Denominator:
Denominator for basic calculation weighted average shares	9,586,608	9,216,719
Dilutive common stock equivalents:
Options and warrants	-	398,566

Denominator for diluted calculation weighted average shares	9,586,608	9,615,285

Net income per share:
Basic net (loss) income per share	$(0.07)	$0.00
Diluted net (loss) income per share	$(0.07)	$0.00

6.ACCOUNTS RECEIVABLE

A summary of accounts receivable is as follows:

	March 31, 2018	December 31, 2017
Trade receivables	$11,901,408	$14,451,899
Unbilled revenue, net and unapplied advances	(1,281,946)	(1,081,525)
Allowance for doubtful accounts	(42,175)	(106,551)
Total accounts receivable, net	$10,577,287	$13,264,323

7.DEFERRED COMMISSIONS

Our incremental costs of obtaining a contract, which consist of sales commissions, are deferred and amortized over the period of contract performance. Effective January 1, 2018, when we adopted the modified retrospective method of the new revenue recognition pronouncement, we increased deferred commissions by $879,666 with a corresponding increase in beginning retained earnings. Deferred commissions are included in prepaid and other current assets in our consolidated balance sheets. As of March 31, 2018, we had $849,975 related to unamortized deferred commissions. We had $151,308 and $154,642 of commissions expense for the three months ended March 31, 2018 and 2017, respectively. If we had recognized commissions expense under the full retrospective approach, commission expense would have been $164,419 for the three months ended March 31, 2017.

8.INTANGIBLE ASSETS

Intangible assets are amortized over expected useful lives ranging from 1.5 to 10 years and consist of the following:

	March 31, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment
Delphiis, Inc.
Acquired technology	$900,000	$(246,253)	$(547,484)	$900,000	$(242,002)	$(547,484)
Customer relationships	400,000	(233,257)	(166,743)	400,000	(233,257)	(166,743)
Trademarks	50,000	(50,000)	-	50,000	(50,000)	-
Non-compete agreements	20,000	(17,292)	(2,708)	20,000	(17,292)	(2,708)
Total Delphiis, Inc.	$1,370,000	$(546,802)	$(716,935)	$1,370,000	$(542,551)	$(716,935)

Redspin
Acquired technology	$1,050,000	$(264,711)	$(331,908)	$1,050,000	$(248,519)	$(331,908)
Customer relationships	600,000	(550,000)	(50,000)	600,000	(550,000)	(50,000)
Trademarks	200,000	(93,978)	(106,022)	200,000	(93,978)	(106,022)
Non-compete agreements	100,000	(46,951)	(53,049)	100,000	(46,951)	(53,049)
Total Redspin	$1,950,000	$(955,640)	$(540,979)	$1,950,000	$(939,448)	$(540,979)

CTEK Security, Inc.
Acquired technology	$8,150,000	$(1,018,750)	$-	$8,150,000	$(815,000)	$-
Customer relationships	2,150,000	(671,875)	-	2,150,000	(537,500)	-
Trademarks	1,550,000	(387,500)	-	1,550,000	(310,000)	-
Non-compete agreements	200,000	(83,329)	-	200,000	(66,663)	-
Total CTEK Security, Inc.	$12,050,000	$(2,161,454)	$-	$12,050,000	$(1,729,163)	$-

Total intangible assets	$15,370,000	$(3,663,896)	$(1,257,914)	$15,370,000	$(3,211,162)	$(1,257,914)

9.DEFERRED REVENUE

We record deferred revenues when amounts are billed to customers in advance of our performance. $307,780 and $640,962 of managed services revenues were recognized during the three months ended March 31, 2018 and 2017, respectively, that was included in deferred revenue at the beginning of the respective periods. $214,970 and $327,236 of consulting and professional services revenues were recognized during the three months ended March 31, 2018 and 2017, respectively, that was included in deferred revenue at the beginning of the respective periods.

10.REMAINING PERFORMANCE OBLIGATIONS

Remaining performance obligations represent the amount of revenue from fixed-fee contracts, including those which have potential early cancellation provisions, for which work has not been performed. As of March 31, 2018, approximately $21,000,000 of revenue from fixed-fee contracts is expected to be recognized from these remaining performance obligations. We expect to recognize revenue on approximately 85% of these remaining performance obligations over the next 24 months, with the balance thereafter. We elected to utilize the practical expedience exemption to exclude from this disclosure, the amount of revenue from contracts which are not fixed-fee and where we do not have the right to invoice until the services have been performed.

11.LINE OF CREDIT AND TERM LOAN

On January 13, 2017, as part of the acquisition of CTEK Security, Inc. (formerly CynergisTek, Inc.), we entered into an Amended and Restated Credit Agreement (the “A&R Credit Agreement”) with California Bank and Trust and

Avidbank Corporate Finance, a Division of Avidbank (collectively the “Lenders”).  The A&R Credit Agreement amended a loan and security agreement originally entered into on May 4, 2012, as amended by several amendments, between the Company and AvidBank Corporate Finance.  Under the A&R Credit Agreement, the term of the revolving line-of-credit was available through January 13, 2019 at an interest rate of prime plus 1.0% per annum. As of September 30, 2017, the interest rate was 5.25%.  The amount available to us at any given time was the lesser of (a) $5.0 million, or (b) the amount available under our borrowing base (80% of our eligible accounts receivable, minus (1) accrued client lease payables, and minus (2) accrued equipment pool liability). As of December 31, 2017, no amounts were outstanding under the line of credit.  The A&R Credit Agreement provided a term loan facility for $14,000,000. Term loan repayments were to be made in 48 monthly principal installments of $198,333, plus accrued interest at an interest rate of prime plus 1.5% per annum, followed by 12 monthly principal installments of $373,333, plus accrued interest at an interest rate of prime plus 1.5%.  As of December 31, 2017, outstanding borrowings under the term loan were $11,818,333 at an interest rate of 6.0%.  We were in compliance with all covenants set forth in the A&R Credit Agreement as of December 31, 2017.

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

Additionally, in connection with the A&R Credit Agreement and the acquisition of CTEK Security, Inc. (formerly CynergisTek, Inc.), Michael Hernandez, (f/k/a Dr Michael G. Mathews)(“Hernandez”), Michael McMillan (“McMillan”), the Company, and Avidbank entered into a subordination agreement (the “Subordination Agreement”), pursuant to which Hernandez and McMillan agreed that unless and until all of the Company’s obligations under the A&R Credit Agreement have been repaid in full, Hernandez and McMillan would not, except as provided in the Subordination Agreement, ask, demand, sue for, take or receive, or retain, from the Company or any other person or entity, by setoff or in any other manner, payment of all or any part of the Subordinate Debt (as defined below), or take any other action with respect to the Subordinate Debt; forgive, cancel or discharge any of the Subordinate Debt; ask, demand or receive any security for the Subordinate Debt; amend any documents relating to the Subordinate Debt or any other agreement, instrument or document evidencing or executed in connection with the Subordinate Debt in a manner that could reasonably be expected to be adverse to Lenders or Agent (or any other holders of the obligations arising under the A&R Credit Agreement); or bring or join with any creditor in bringing any insolvency proceeding against the Company. Additionally, Hernandez and McMillan each directed the Company to make, and the Company agreed to make, such prior payment of the Company’s obligations under the A&R Credit Agreement to Agent and the Lenders.  The Subordination Agreement defines “Subordinate Debt” to include all debt of the Company owing to Hernandez and McMillan (or either of them) (a) under the promissory notes due to Hernandez and McMillan (the “Seller Notes”) or (b) in respect of the Earn Out Payments, in either case whether now existing or hereafter arising and including all principal, premium, interest, fees, attorneys’ fees, costs, charges, expenses, reimbursement obligations, any other indemnities or guarantees in each case with respect thereto, in each case whether direct or indirect, absolute or contingent, joint or several, due or not due, primary or secondary, liquidated or unliquidated, secured or unsecured.  So long as the Borrowers are not in default under the terms of the A&R Credit Agreement, the Company may make regular payments to Hernandez and McMillan under the Seller Notes.

The foregoing descriptions of the A&R Credit Agreement, Security Agreement and Subordination Agreement are qualified in their entirety by reference to the respective agreements.  These agreements are found in our Form 8-K filed on January 17, 2017 as Exhibits 99.7, 99.8, and 99.9, respectively.

On January 13, 2017, we paid a $25,000 revolving loan commitment fee. There were no borrowings on the line of credit for the three months ended March 31, 2018 or 2017.

Interest charges associated with these term loans totaled $133,914 and $119,272 for the three months ended March 31, 2018 and 2017, respectively. In addition, on January 13, 2017, we paid a $70,000 term loan commitment fee.

Debt Restructuring

On March 12, 2018, we entered into a Credit Agreement (together with the other related documents defined therein, the “Credit Agreement”) with BMO Harris Bank N.A., a national banking association (“Bank”), as lender (the “BMO Loan”).

The purposes of the BMO Loan are (1) to refinance and replace the facilities under the A&R Credit Agreement, thus terminating that agreement as of March 12, 2018, (2) to refinance $2,250,000 of a promissory note held by McMillan (the “McMillan Seller Note”), (3) to finance payments to Hernandez, including the full repayment of a promissory note held by Hernandez (the “Hernandez Seller Note”) in the original principal amount of $4,500,000, also issued as part of the Original SPA, (4) to finance working capital, (5) for general corporate purposes and (6) to fund certain fees and expenses associated with the closing of the BMO Loan.

Loan Facilities

Term Loan:  Pursuant to the Credit Agreement, the Bank agreed to provide a term loan in the amount of $17,250,000 to the Company, which was paid in accordance with the purpose of the BMO Loan as described above.  Pursuant to the Credit Agreement, the Company may elect that the term loan be outstanding as Base Rate Loans or Eurodollar Loans. The term loan is payable in principal payment installments on the last day of each fiscal quarter, commencing on June 30, 2018. All principal and interest not sooner paid on the term loan shall be due and payable on September 12, 2022, the final maturity thereof. As of March 31, 2018, outstanding borrowings under the term loan were $17,250,000 at an interest rate of 5.24%.

Revolving Line of Credit: Additionally, pursuant to the Credit Agreement, the Bank agreed to provide a revolving loan or loans to the Company in an aggregate amount of up to $5,000,000 with a $500,000 sublimit for the issuance of letters of credit. Pursuant to the Credit Agreement, the Company may elect that each borrowing of revolving loans be either Base Rate Loans or Eurodollar Loans. Each revolving loan, both for principal and interest then outstanding, shall mature and be due and payable on March 12, 2020, or such earlier date on which the Revolving Credit Commitment (as defined in the Credit Agreement) is terminated in whole pursuant to the Credit Agreement. There were no borrowings on the line of credit for the three months ended March 31, 2018.

Beginning June 30, 2018, we are required to maintain certain financial covenants in connection with this credit agreement, including a total leverage ratio, a senior leverage ratio, and a fixed charge coverage ratio. These covenants contain ratios which change over relevant periods of the credit agreement and can be found in Section 7.13 of the Credit Agreement.

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

On March 12, 2018, we paid a $25,000 revolving loan commitment fee associated with the line of credit.

Interest charges associated with the BMO term loan totaled $50,217 for the three months ended March 31, 2018. In addition, on March 12, 2018, we paid a $86,250 commitment fee associated with the term loan.

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

Security Agreement

In connection with the Credit Agreement, the Company, including its subsidiaries as guarantors (“Guarantors”), and the Bank entered into a Pledge and Security Agreement (the “Security Agreement”), pursuant to which each of the Company and the Guarantors agreed to grant to the Bank a lien on and security interest in certain collateral to secure prompt payment and performance of the secured obligations under the Credit Agreement.  Pursuant to the Security Agreement, the “Collateral” was defined as including, inter alia, any and all (all such terms as defined in the Security Agreement) of the Accounts, Chattel Paper, Instruments (including Promissory Notes), Documents, General Intangibles, Letter-of-Credit Rights, Supporting Obligations, Deposit Accounts, Pledged Collateral and other Investment Property (including all certificated and uncertificated Securities, Securities Accounts, Security Entitlements, Commodity Accounts, and Commodity Contracts), Goods, Fixtures, Inventory and Equipment, Commercial Tort Claims, and Rights to merchandise and other Goods, any Monies, personal property, and interests in personal property, in each case whether now existing or hereafter acquired or created, any money or other assets of any grantor that now or hereafter come into the possession, custody, or control of Bank and any Proceeds or products of any of the foregoing, or any portion thereof.  In connection with the grant of the security interest in the Collateral, each of the Company and the Guarantors made standard representations and warranties relating to ownership of the collateral, location and control of the collateral, and certain rights to payment.

The foregoing summary of the BMO Harris Bank N.A. Credit Agreement and related agreements is qualified in its entirety by reference to the full context of the agreement, which is found in our Current Report on Form 8-K filed with the SEC on March 12, 2018.

Separation Agreement and Mutual Release with Hernandez

On March 12, 2018, the Company, CTEK Security and Hernandez entered into a Separation Agreement and Mutual Release (the “Separation Agreement”).

Pursuant to the Separation Agreement, Hernandez’s employment with the Company as the Company’s Chief Operating Officer was terminated and the Company and Hernandez mutually agreed to release the other from any and all claims, disputes, demands, actions, liabilities, damages, suits (whether at law or in equity), promises, accounts, costs, expenses, setoffs, contributions, attorneys’ fees and/or causes of action of whatever kind or character, whether past, present, future, known or unknown, liquidated or unliquidated, accrued or unaccrued, from the beginning of time, or which may hereinafter accrue as a result of the discovery of new and/or additional facts, which such party has had, may now have, or might claim to have, arising out of the agreements between the parties or any transaction contemplated thereby, based upon the acts or omissions of the other party prior to the date of the Separation Agreement.

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

Amendment to CTEK Security, Inc. (formerly CynergisTek, Inc.) Stock Purchase Agreement; Amended and Restated Promissory Note

On March 12, 2018, the Company, CTEK Security and McMillan entered into an Amendment to Stock Purchase Agreement (“Amendment”). Pursuant to the Amendment, certain provisions of the Stock Purchase Agreement dated as of January 13, 2017 which memorialized the acquisition of CTEK Security, Inc. (formerly CynergisTek, Inc.) (the “Original SPA”) related to the Earn-Out (as defined in the Original SPA and described in the Company’s Form 8-K dated January 13, 2017) were amended. The earn-out provisions were amended to remove all obligations to make earn-out payments to Hernandez. As to McMillan, the Amendment modified the maximum earn-out payment which could be earned by McMillan to $1,200,000, with a maximum of $400,000 per year based on revised performance metrics (rather than the benchmarks described in the Original SPA) during the 2018, 2019 and 2020 calendar years, as determined by the Company’s board of directors and/or a committee thereof.

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

12.PROMISSORY NOTES

In connection with the acquisition of CTEK Security, Inc. (formerly CynergisTek, Inc.) we issued two promissory notes totaling $9,000,000 to Michael Hernandez and Michael McMillan (the “Seller Notes”), with each of the Seller Notes having an initial principal amount of $4,500,000.  These Seller Notes bear interest at 8% per annum, require quarterly interest-only payments during the first 12 months, quarterly payments of principal and interest during the last 24 months, using a 36-month amortization period commencing from that point, with a balloon payment due on the maturity date.  Amounts due and owing under the Seller Notes are subordinate to the right of payment due under the A&R Credit Agreement pursuant to the Subordination Agreement (Note 11).  The Company had the right to prepay all or any portion of the outstanding principal balance of the Seller Notes, provided that such prepayment is accompanied by accrued interest on the amount of principal prepaid, calculated to the date of such prepayment.

On March 12, 2018, the Company fully repaid the $4,500,000 plus accrued interest on the Hernandez Seller Note.

As part of the debt restructuring with BMO Harris Bank N.A. (Note 10), on March 12, 2018, the Company repaid $2,250,000 plus accrued interest on the McMillan Seller Note.  The Company and Mr. McMillan agreed to amend and restate the McMillan Seller Note pursuant to the A&R McMillan Seller Note.  The A&R McMillan Seller Note is in the principal amount of $2,250,000, bears interest at a rate of 8% per annum, provides for quarterly payments of principal and interest and matures on March 31, 2022.  Amounts due and owing under the A&R McMillan Seller Note are subordinate to the right of payment due under the BMO Loan pursuant to a Subordination Agreement among the Company, the Bank and Mr. McMillan.

The foregoing descriptions of the Seller Notes and Subordination Agreement are qualified in their entirety by reference to the respective agreements.  These agreements are found in our Form 8-K filed on January 17, 2017 as Exhibits 99.3, 99.4 and 99.9, respectively. The foregoing descriptions of the A&R McMillan Seller Note are qualified in their entirety by reference to the agreement which is found in our Form 8-K filed on March 13, 2018 as Exhibit 10.5.

Interest charges associated with the Seller Notes totaled $149,425 and $151,890 for the three months ended March 31, 2018 and 2017, respectively.

Pursuant to the Separation Agreement (see Note 11), in lieu of any earn-out payments (as described in the Original SPA (as defined below)) that could be earned by Hernandez under the Original SPA, the Company agreed to pay Hernandez the amount of $3,750,000 in the form of a promissory note (the “Earn-out Note”). The Earn-out Note provides for (i) a maturity date of March 12, 2023, at which all principal and accrued and unpaid interest is due, (ii) a simple interest rate of 5% per annum commencing on January 1, 2018, and compounding annually, and (iii) the right of the Company to prepay all or any portion of the Earn-out Note without premium or penalty.

Interest charges associated with the Earn-out Note totaled $45,813 for the three months ended March 31, 2018.

Pursuant to the Separation Agreement, the Company also issued a Severance Payment Note to Hernandez in the original principal amount of $343,750 (the “Severance Payment Note”). The Severance Payment Note bears interest at a rate of 5% per annum, compounds annually, allows for prepayment by the Company and matures on January 10, 2019, at which time all principal and accrued and unpaid interest is due.

Interest charges associated with the Severance Payment Note totaled $4,191 for the three months ended March 31, 2018.

Amounts due and owing under the Earn-out Note and Severance Payment Note are subordinate to the right of payment due under the BMO Loan pursuant to a Subordination Agreement among the Company, the Bank and Hernandez.

13.EMPLOYMENT AGREEMENTS

Michael H. McMillan

In January 2017, we entered into an employment agreement with Michael H. McMillan (“McMillan”) (the “McMillan Employment Agreement”), pursuant to which we employed McMillan as President and Chief Strategy Officer of the Company. The initial term of the McMillan Employment Agreement is 36 months and will automatically renew for subsequent 12-month terms unless either party provides written notice to the other party of a desire to not renew the agreement.

Pursuant to the McMillan Employment Agreement, the Company has the right to terminate McMillan’s employment without cause at any time on thirty (30) days’ advance written notice to McMillan. Additionally, McMillan has the right to resign for “Good Reason” (as defined in the McMillan Employment Agreement) on thirty (30) days’ written notice.  In the event of (i) such termination without cause, or (ii) McMillan’s inability to perform the essential functions of his position due to a mental or physical disability or his death,  or (iii) McMillan’s resignation for Good Reason, McMillan is entitled to receive the base salary then in effect and full target annual bonus, prorated to the date of termination, and a “Severance Payment” equivalent to (a) payment of compensation for an additional twelve months, payable as a lump sum, and (b) the acceleration of all unvested stock options and warrants then held by McMillan, subject to certain conditions set forth in the McMillan Employment Agreement.    If McMillan resigns for other than Good Reason, he will be entitled to receive the base salary for the thirty (30) day written notice period, but no other amounts.  On October 2, 2017, the Board appointed McMillan as Chief Executive Officer and his base salary was increased to $325,000.

In February 2018, the Company amended the McMillan Employment agreement to extend the term thereof through December 31, 2020 and increased his base salary to $334,700 for 2018, $359,700 for 2019, and the 2020 base salary to be determined by the Board of Directors at the end of the 2019 calendar year. He will also be eligible for a bonus of up to $219,375 and $242,798 in 2018 and 2019, respectively, and his 2020 bonus will be up to 67.5% of his base salary.  The foregoing summary of the McMillan Employment Agreement is qualified in its entirety by reference to the full context of the agreement, which is found as Exhibit 99.6 to our Current Report on Form 8-K filed with the SEC on January 17, 2017, and the amendment to the McMillan Employment Agreement, which is found as Exhibit 10.44 to our Annual Report on Form 10-K filed with the SEC on March 28, 2018.

Paul T. Anthony

Effective January 1, 2016, we entered into an employment agreement with Paul T. Anthony (the “2016 Anthony Agreement”). The 2016 Anthony Agreement provides that Mr. Anthony will continue to serve as our Executive Vice President and CFO. The 2016 Anthony Agreement has a term of two years and provided for an annual base salary of $245,000. The 2016 Anthony Agreement will automatically renew for subsequent twelve (12) month terms unless either party provides advance written notice to the other that such party does not wish to renew the agreement for a subsequent twelve (12) months.  Mr. Anthony also receives the customary employee benefits available to our employees. Mr. Anthony was also entitled to receive a bonus of up to $132,000 per year, the achievement of which is based on Company performance metrics.  We may terminate Mr. Anthony’s employment under the 2016 Anthony Agreement without cause at any time on thirty (30) days advance written notice, at which time Mr. Anthony would receive severance pay for twelve months and be fully vested in all options and warrants granted to date.  The foregoing summary of the 2016 Anthony Agreement is qualified in its entirety by reference to the full context of the employment agreement, which is found as Exhibit 10.32 to our Annual Report on Form 10-K filed with the SEC on March 30, 2016. In March 2017, the Board of Directors authorized an increase in Mr. Anthony’s base salary to $250,000 and increased his potential annual bonus amount to $150,000. In February 2018, the Company extended the Anthony Employment agreement through December 31, 2020 and increased his base salary to $284,700 for 2018, and $309,700 for 2019, with the 2020 base salary to be determined by the Board of Directors at the end of the 2019 calendar year. He will also be eligible for a bonus of up to $185,625 and $209,047 in 2018 and 2019, respectively, and his 2020 bonus will be up to 67.5% of his base salary.

Michael G. Mathews

We entered into an employment agreement with Michael G. Mathews (“Mathews”), (the “Mathews Employment

Agreement”), pursuant to which we employed Mathews as Executive Vice President (Mathews was also appointed Chief Operations Officer on April 27, 2017). The initial term of the Mathews Employment Agreement was 36 months and would automatically renew for subsequent 12-month terms unless either party provided written notice to the other party of a desire to not renew the agreement.

Pursuant to the Mathews Employment Agreement, Mathews’ base salary was $250,000, and he was entitled to incentive bonus compensation and equity compensation (consisting of stock options), as set forth in the Mathews Employment Agreement.

Effective March 12, 2018, Michael G. Hernandez (formerly Michael G. Mathews) (“Hernandez”) resigned as a Director of the Company and as the Company’s Chief Operating Officer. At that time, the Company, CTEK Security and Hernandez entered into a Separation Agreement and Mutual Release (the “Separation Agreement”). Pursuant to the Separation Agreement, Hernandez’ employment with the Company as the Company’s Chief Operating Officer was terminated and the Company and Hernandez mutually agreed to release the other from any and all claims, disputes, demands, actions, liabilities, damages, suits (whether at law or in equity), promises, accounts, costs, expenses, setoffs, contributions, attorneys’ fees and/or causes of action of whatever kind or character, whether past, present, future, known or unknown, liquidated or unliquidated, accrued or unaccrued, from the beginning of time, or which may hereinafter accrue as a result of the discovery of new and/or additional facts, which such party has had, may now have, or might claim to have, arising out of the agreements between the parties or any transaction contemplated thereby, based upon the acts or omissions of the other party prior to the date of the Separation Agreement.

Pursuant to the Separation Agreement, the Company paid Hernandez a severance payment consisting of a $250,000 payment upon execution of the Separation Agreement and also issued a Severance Payment Note to Hernandez in the original principal amount of $343,750 (See Note 11). The Severance Payment Note bears interest at a rate of 5% per annum, compounds annually, allows for prepayment by the Company and matures on January 10, 2019, at which time all principal and accrued and unpaid interest is due. The foregoing summary of the Separation Agreement is qualified in its entirety by reference to the full context of the agreement, which is found as Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on March 13, 2018.

14.CONCENTRATIONS

Cash Concentrations

At times, cash balances held in financial institutions are in excess of federally insured limits.  Management performs periodic evaluations of the relative credit standing of financial institutions and limits the amount of risk by selecting financial institutions with a strong credit standing.

Major Customers

Our two largest customers accounted for approximately 51% of our revenues for the three months ended March 31, 2018 and our two largest customers accounted for approximately 41% of our revenues for the three months ended March 31, 2017. Our two largest customers had accounts receivable totaling approximately $5,300,000 and $5,600,000 as of March 31, 2018 and December 31, 2017, respectively.

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

Readers should carefully review the risk factors described in other documents we file from time to time with the SEC, including our Form 10-K for the fiscal year ended December 31, 2017.  Our filings with the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those filings, pursuant to Sections 13(a) and 15(d) of the Exchange Act, are available free of charge at www.cynergistek.com, when such reports are available via the EDGAR system maintained by the SEC at www.sec.gov.

OVERVIEW

We are engaged in the business of providing IT and related consulting services, including managed print services, cyber security, and IT security consulting services to the healthcare industry.   Our business is operated throughout the United States.

We have been an industry leader in managed print services for the healthcare industry for many years, offering hospitals and health systems comprehensive services and solutions to support the document life cycle. We provide a vendor neutral program that enhances security of printed, stored data and digital documents while driving out costs and inefficiencies within the patient information logistical chain. We also provide IT security consulting services through our proprietary Delphiis™ IT Risk Manager SaaS Solution and Redpsin.

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

Following the acquisition of CTEK Security, we have integrated our managed print services, IT security and cybersecurity operations and are going to market as an integrated cybersecurity and managed print services company.  We believe that offering our current and prospective hospital customers with a comprehensive integrated offering to address privacy, security and compliance of their IT environment and related electronic and physical records provides a significant competitive advantage to the Company. In addition, the Company resells equipment and software to support our clients infrastructure needs in areas of their business that are related to the services we provide.

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

We consider the following accounting policies to be most important to the portrayal of our financial condition and those that require the most subjective judgment:

•Revenue recognition and deferred revenue

We operate under a consolidated strategy and management structure, deriving revenue from the following sources:

oManaged services

oConsulting and professional services

oHardware and software resales

Revenue is recognized pursuant to ASC Topic 606, “Revenue from Contracts with Customers” (ASC 606).  Accordingly, revenue is recognized at an amount that reflects the consideration to which we expect to be entitled in exchange for transferring goods or services to a customer.  This principle is applied using the following 5-step process:

1.Identify the contract with the customer

2.Identify the performance obligations in the contract

3.Determine the transaction price

4.Allocate the transaction price to the performance obligations in the contract

5.Recognize revenue when (or as) each performance obligation is satisfied

Managed Services

Managed services revenue is earned monthly during the term of the contract, as services and supplies are provided at a fixed fee and is recognized ratably over the contract term beginning on the commencement date of the contract. Managed services contracts are typically long-term contracts lasting 3 to 5 years.

Our contracts with customers may include provisions that relate to guaranteed savings amounts and shared savings. Such provisions are considered by management during our initial proprietary client assessment and are charged and accrued when deemed by management to be probable. Our historical settlement of such amounts has been within management’s estimates.

Consulting and Professional Services

Consulting and professional services contracts are typically short-term, project-based services rendered on either a fixed fee or a time and materials basis. These contracts are normally for a duration of less than one year. For fixed fee arrangements, revenue is recognized ratably over the term of the project. For time and materials arrangements, revenues are recognized as the services are rendered.

Hardware and Software Resales

Revenues from office equipment sales transactions are recognized upon delivery of the identified performance obligation. For equipment that is to be installed at a customer’s location at a future date, revenue is deferred until the installation of such equipment.

For hardware and software resales, we recognize revenue on a gross basis, as we are deemed to be the primary obligor in these arrangements. Revenue from the resale of hardware is recognized when delivered to the customer. For software resales, when we do not provide any services that are considered essential to the functionality of the software, revenue is recognized upon delivery of the software. All product warranties and upgrades or enhancements are provided exclusively by the manufacturer. We do not sell any internally-developed software.

For hardware and software maintenance arrangements, we recognize revenue at the time of sale on a net basis, as a third-party service provider is deemed to be the primary obligor. Under net sales recognition, the cost of the third-party service provider or vendor is recorded as a direct reduction to net revenues on the statements of operations.

Arrangements with Multiple Deliverables

We enter into contracts that include multiple deliverables, which typically consist of the sale of Multi-Function Device (“MFD”) equipment and a managed services contract.  We evaluate the deliverables in each contract to determine if they represent distinct performance obligations as defined in ASC 606.  Revenue is allocated to each performance obligation based on its relative standalone selling price. When standalone selling prices are not readily observable, it can be estimated using an adjusted market assessment approach, an expected cost-plus margin approach, or a residual approach. We generally do not sell MFD equipment on a standalone basis, but as we purchase the equipment, we have evidence of the cost of this element.  We estimate the transaction price of the contract to allocate to the managed service unit based on historical cost experience.  Based on the relative costs of each performance obligation to the overall transaction price of the contract, we utilize the same relative percentage to allocate the total transaction price.

Deferred and Unbilled Revenue

We receive payments from customers based on billing schedules established in our contracts.  Deferred revenue primarily consists of billings or payments received in advance of the amount of revenue recognized and such amounts are recognized as the revenue recognition criteria are met.  Unbilled revenue reflects our conditional right to receive payment from customers for our completed performance under contracts.

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

Reference is made to our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on March 28, 2018 for additional discussion of our critical accounting policies.

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

Revenue

Revenue decreased by approximately $1,900,000 to $16,383,317 for the three months ended March 31, 2018, as compared to the same period in 2017. This decrease is a result of 1) approximately $2,500,000 less in managed service revenues due to approximately $3,800,000 in non-renewals of long-term contracts, partially offset by approximately $1,300,000 in additional revenues from the net expansion of existing customers and contracts from new customers. 2) Approximately $800,000 in additional revenues from the from consulting and professional services provided to new and existing customers, and 4) approximately $200,000 less in equipment revenues in 2018.

Cost of Revenue

Cost of revenue consists of salaries and expenses of direct labor and indirect support staff as well as document imaging equipment, parts and supplies.  Cost of revenue was $12,237,865 for the three months ended March 31, 2018, as compared to $13,667,541 for the same period in 2017. We incurred approximately $200,000 less in staffing costs, including contract labor, and approximately $1,000,000 less in supplies and third-party services, largely as a result of the net reduction in managed services contracts. Equipment costs decreased by approximately $200,000 in 2018, directly as a result of the decrease in equipment revenues from copier fleet refresh activities.

Gross margin remained at 25% of revenue for the three months ended March 31, 2018 as it was for the same period in 2017. We were successful in adjusting our staffing to be reflective of our current service offerings. Over the next few quarters, we expect gross margins to improve as we look to grow our cyber security consulting services.

Sales and Marketing

Sales and marketing expenses include salaries, commissions and expenses for sales and marketing personnel, travel and entertainment, and other selling and marketing costs. Sales and marketing expenses were $1,499,047 for the three months ended March 31, 2018, as compared to $1,369,008 for the same period in 2017. Our tradeshow and forum related marketing expenses were approximately $100,000 more in 2018 as we actively pursue new business.

General and Administrative

General and administrative expenses include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses and other administrative costs. General and administrative expenses increased by $461,112 to $2,635,547 for the three months ended March 31,

2018, as compared to $2,174,435 for the three months ended March 31, 2017. The increase in general and administrative expenses is attributed to 1) approximately $600,000 in severance paid to a departed executive, accounting and other administrative staff related to CTEK Security; 2) approximately $100,000 increase in stock compensation expense as a result of an increase in the issuance of restricted stock units to key employees and board members, 3) approximately $100,000 decrease in professional fees in 2018, where 2017 professional fees were incurred primarily in connection with the acquisition of CTEK Security, and 4) approximately $100,000 less in office and travel costs in 2018 where there was an increase in 2017 as a result of the integration of the newly acquired CTEK Security Texas office.

Depreciation

Depreciation remained steady at $91,583 for the three months ended March 31, 2018 as compared to $91,224 for the same period in 2017.

Amortization of Acquisition-Related Intangibles

Amortization of acquisition-related intangibles decreased by $67,609 to $452,734 for the three months ended March 31, 2018 as compared to $520,343 for the same period in 2017. The decrease is a primarily a result of impairment charges taken in late 2017 on identified intangible assets associated with the acquisitions of Delphiis, Inc. and Redspin which would otherwise be amortized in these and future periods.

Other Income (Expense)

Interest expense for the three months ended March 31, 2018 was $403,461 compared to $412,334 for the same period in 2017. The slight decrease was due to a lower average principal balance on the bank term loan for the compared periods, offset somewhat by an increase in interest rates. We expect interest expense to increase in future periods based on higher levels of outstanding debt.

Income Tax Expense

Income tax benefit for the three months ended March 31, 2018 was $229,558 compared to income tax expense of $13,539 for the same period in 2017. The 2018 benefit is based on an estimated annual income tax expense rate we anticipate for the year as we expect to be in a tax expense position by year-end. The 2017 expense was based on similar terms and was influenced by state minimum tax charges.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2018, our cash and cash equivalents were $3,409,293 and our working capital was $4,265,976.  Our principal cash requirements are for operating expenses, including equipment, supplies, employee costs and capital expenditures as well as debt service to our bank term loan and related party sellers notes. Our primary sources of cash are revenues from operations and our bank line of credit.

During the three months ended March 31, 2018, our cash provided by operating activities amounted to $647,953, as compared to $1,669,855 used for operating activities for the same period in 2017.  The increase in cash provided for operating activities in 2018 is primarily due to a significant improvement in accounts receivable collections from the previous year end.

In March 2018, we restructured our debt and paid $6,750,000 of $9,000,000 in seller’s notes related to the acquisition of CTEK Security, Inc. and repaid approximately $11,200,000 remaining on a bank term loan. To fund this, we borrowed $17,250,000 under a new five-year term loan agreement with a bank where we also have in place the availability of a $5,000,000 line of credit, subject to borrowing base limits. We may seek additional financing or equity raises; however, there can be no assurance that additional financing will be available on acceptable terms, if at all. Any financing or equity raises may result in dilution to existing stockholders and any debt financing may include restrictive covenants.  Management believes that cash generated from debt and/or equity financing arrangements along with future cash flows from operations, together with existing cash reserves will be sufficient to sustain our business operations over at least the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

Our off-balance sheet arrangements consist primarily of conventional operating leases arising in the normal course of business, as further discussed below under “Contractual Obligations and Contingent Liabilities and Commitments.” As of March 31, 2018, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

As of March 31, 2018, expected future cash payments related to contractual obligations and commercial commitments were as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Term loan and promissory notes	$27,905,816	$4,400,962	$7,568,882	$15,935,972	$-
Capital leases	243,173	115,408	127,765	-	-
Operating leases	1,793,897	663,055	1,112,948	17,894	-
Total	$29,942,886	$5,179,425	$8,809,595	$15,953,866	$-

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including each of such officers as appropriate to allow timely decisions regarding required disclosure.

No change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART –II - OTHER INFORMATION

ITEM 1A.   RISK FACTORS.

As of the date of this filing, there have been no material changes to the Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 28, 2018 (the “2017 Form 10-K”).  The Risk Factors set forth in the 2017 Form 10-K should be read carefully in connection with evaluating our business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q.  Any of the risks described in the 2017 Form 10-K could materially adversely affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made.  These are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

CYNERGISTEK, INC.

Date:  May 14, 2018By:  /s/ Michael McMillan

Michael McMillan
Chief Executive Officer
(Principal Executive Officer)

Date:  May 14, 2018By:  /s/ Paul T. Anthony

Paul T. Anthony
Chief Financial Officer
(Principal Accounting Officer)