Form 10-Q
period 2018-06-30
CYNERGISTEK, INC
filed 2018-08-09
CIK 1011432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No o.

Indicated by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No o.

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

The number of shares of the issuer’s common stock, $0.001 par value, outstanding as of August 8, 2018 was 9,616,133.

CYNERGISTEK, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

CYNERGISTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018 (unaudited)	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$5,001,649	$4,252,060
Accounts receivable, net	9,940,312	13,264,323
Prepaid and other current assets	1,569,870	557,426
Supplies	970,926	1,156,006
Total current assets	17,482,757	19,229,815

Property and equipment, net	732,178	831,784
Deposits	87,778	87,376
Deferred income taxes	3,350,310	3,120,310
Intangible assets, net	9,995,456	10,900,924
Goodwill	18,525,206	18,525,206
Total assets	$50,173,685	$52,695,415
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,944,546	$9,631,634
Accrued compensation and benefits	2,874,392	3,711,551
Deferred revenue	2,366,975	1,425,821
Note payable	343,750	-
Current portion of long-term liabilities	3,121,773	5,494,837
Total current liabilities	12,651,436	20,263,843

Long-term liabilities:
Term loan, less current portion	14,683,998	9,438,333
Promissory notes to related parties, less current portion	5,296,875	6,000,000
Capital lease obligations, less current portion	100,408	147,861
Total long-term liabilities	20,081,281	15,586,194
Commitments and contingencies
Stockholders’ equity:
Common stock, par value at $0.001, 33,333,333 shares authorized, 9,616,133 shares issued and outstanding at June 30, 2018 and 9,576,028 shares issued and outstanding at December 31, 2017	9,616	9,576
Additional paid-in capital	31,458,456	31,156,362
Accumulated deficit	(14,027,104)	(14,320,560)
Total stockholders’ equity	17,440,968	16,845,378
Total liabilities and stockholders’ equity	$50,173,685	$52,695,415

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYNERGISTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net revenues	$16,936,934	$16,798,912	$33,320,251	$35,053,601
Cost of revenues	12,458,301	12,458,921	24,702,786	26,126,127
Gross profit	4,478,633	4,339,991	8,617,465	8,927,474
Operating expenses:
Sales and marketing	1,476,458	1,369,401	2,975,505	2,737,383
General and administrative expenses	1,986,467	1,832,581	4,615,396	4,008,377
Depreciation	89,002	98,935	180,584	190,159
Amortization of acquisition-related intangibles	452,734	520,343	905,467	1,040,686
Total operating expenses	4,004,661	3,821,260	8,676,952	7,976,605
Income (loss) from operations	473,972	518,731	(59,487)	950,869
Other income (expense):
Other income	8	3	27	22
Interest expense	(351,651)	(376,547)	(755,112)	(788,881)
Total other income (expense)	(351,643)	(376,544)	(755,085)	(788,859)

Income (loss) before provision for income taxes	122,329	142,187	(814,572)	162,010
Income tax benefit (expense)	(1,196)	(68,000)	228,362	(81,539)
Net income (loss)	$121,133	$74,187	$(586,210)	$80,471

Net income (loss) income per share:
Basic	$0.01	$0.01	$(0.06)	$0.01
Diluted	$0.01	$0.01	$(0.06)	$0.01

Number of weighted average shares outstanding:
Basic	9,613,566	9,438,990	9,600,120	9,328,759
Diluted	9,827,686	10,281,042	9,600,120	10,038,271

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYNERGISTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2018

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2017	9,576,028	$9,576	$31,156,362	$(14,320,560)	$16,845,378
Cumulative effect of adoption of revenue recognition standard ASC 606	-	-	-	879,666	879,666
Stock compensation expense for options and warrants granted to employees and directors	-	-	20,704	-	20,704
Stock compensation expense for restricted stock units granted to employees and directors	-	-	281,430	-	281,430
Stock options exercised	40,105	40	(40)	-	-
Net loss	-	-	-	(586,210)	(586,210)
Balance at June 30, 2018	9,616,133	$9,616	$31,458,456	$(14,027,104)	$17,440,968

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYNERGISTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net (loss) income	$ (586,210)	$ 80,471
Adjustments to reconcile net (loss) income to net cash provided by (used for) operating activities:
Depreciation	180,584	190,159
Amortization of intangible assets	905,467	1,040,686
Deferred income taxes	(230,000)	-
Bad debts	83,070	-
Stock compensation expense for warrants and options granted to employees and directors	20,704	59,265
Stock compensation expense for restricted stock units granted to employees and directors	281,430	44,183
Note payable issued for severance pay	343,750	-
Interest expense related to loan acquisition costs	9,534	-
Changes in operating assets and liabilities:
Accounts receivable	3,240,943	54,163
Supplies	185,080	14,227
Prepaid and other current assets	(132,778)	(730,009)
Deposits	(402)	(45,854)
Accounts payable and accrued expenses	(1,937,088)	(1,104,097)
Accrued compensation and benefits	(837,159)	(640,465)
Deferred revenue	941,154	(287,087)
Net cash provided by (used for) operating activities	2,468,079	(1,324,358)
Cash flows from investing activities:
Purchases of property and equipment	(80,979)	(220,126)
Amount paid to purchase CynergisTek, net of cash received	-	(13,448,522)
Net cash used for investing activities	(80,979)	(13,668,648)
Cash flows from financing activities:
Proceeds from term loan	17,250,000	14,000,000
Loan acquisition fees paid	(111,250)	-
Payments on term loans	(11,818,333)	(2,241,667)
Payments on promissory notes to related parties	(6,890,625)	-
Payments on capital leases	(67,303)	(87,764)
Proceeds from issuance of common stock through Stock options and warrants	-	66,452
Net cash (used for) provided by financing activities	(1,637,511)	11,737,021
Net increase (decrease) in cash and cash equivalents	749,589	(3,255,985)
Cash and cash equivalents, beginning of period	4,252,060	6,090,844
Cash and cash equivalents, end of period	$ 5,001,649	$ 2,834,859

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYNERGISTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

	Six Months Ended June 30,
	2018	2017
Supplemental disclosure of cash flow information:
Interest paid	$644,895	$547,672
Income taxes paid	$178,262	$178,950
Non-cash investing and financing activities:
Property and equipment acquired through capital leases	$-	$110,864
Common stock issued in connection with the acquisition of CynergisTek, Inc.	$-	$2,772,000
Promissory notes issued in connection with the acquisition of CynergisTek, Inc.	$-	$9,000,000
Fair value of earn-out liability in connection with the acquisition of CynergisTek, Inc.	$-	$2,356,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2018 AND 2017

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

Based on the Company’s recent integration with CTEK Security and an analysis of how our Chief Operating Decision Makers review, manage and are compensated, we have determined that the Company operates in two segments, services and equipment & software resale.  The equipment & software resale operating segment is not reported separately in the accompanying condensed consolidated financial statements, as this segment did not meet the quantitative thresholds established in ASC 280-10-50-12. For the periods presented, all revenues were derived from domestic operations.

We have performed an evaluation of subsequent events through the date of filing these unaudited condensed consolidated financial statements with the SEC

2.RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued guidance which provides a single, comprehensive accounting model for revenue arising from contracts with customers (“Topic 606”). This guidance supersedes most of the existing revenue recognition guidance, including industry-specific guidance. Under this model, revenue is recognized at an amount that a company expects to be entitled to upon transferring control of goods or services to a customer, as opposed to when risks and rewards transfer to a customer. The new guidance also requires additional disclosures about the nature, timing and uncertainty of revenue and cash flow arising from customer contracts, including significant judgments and changes in judgments. We adopted this standard beginning January 1, 2018 and are using the modified retrospective method of adoption. Under the new guidance, based on the nature of our contracts, we will continue to recognize revenue in a similar manner as with the current guidance. Additionally, the unit of accounting, that is, the identification of performance obligations, is consistent with current revenue guidance. Accordingly, the adoption of this standard did not significantly impact our revenues. The additional disclosures required by Topic 606 are presented in Note 3.

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

In January 2017, the FASB issued a new accounting standard simplifying the test for goodwill impairment. Currently, the fair value of the reporting unit is compared with the carrying value of the reporting unit (identified as “Step 1”). If the fair value of the reporting unit is lower than its carrying amount, then the implied fair value of goodwill is calculated. If the implied fair value of goodwill is lower than the carrying value of goodwill an impairment is recognized (identified as "Step 2"). The new standard eliminates Step 2 from the impairment test; therefore, a goodwill impairment will be recognized as the difference of the fair value and the carrying value. The new standard becomes effective on January 1, 2020 with early adoption permitted. We are currently evaluating the impact that the new standard will have on our financial position, results of operations and cash flows.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Managed services	$ 13,222,496	$ 14,554,068	$ 26,561,750	$ 30,354,495
Consulting & professional services	1,774,595	1,648,992	3,796,139	2,906,128
Office equipment, hardware & software resales	1,939,843	595,852	2,962,362	1,792,978
Net revenues	$ 16,936,934	$ 16,798,912	$ 33,320,251	$ 35,053,601

4.OPTIONS, WARRANTS AND RESTRICTED STOCK UNITS

Below is a summary of stock option, warrant and restricted stock activity during the six-month period ended June 30, 2018:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2017	724,400	$3.09
Granted	-	-
Exercised	(40,105)	2.74
Cancelled	(74,696)	3.24
Outstanding at June 30, 2018	609,599	$3.09	3.88	$567,626
Exercisable at June 30, 2018	573,520	$3.10	3.88	$531,247

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2017	77,779	$3.03
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding at June 30, 2018	77,779	$3.03	4.55	$70,779
Exercisable at June 30, 2018	77,779	$3.03	4.55	$70,779

Restricted Stock Units	Shares	Weighted Average Price	Weighted Average Remaining Term in Years
Outstanding at December 31, 2017	506,500	$3.35
Granted	-	-
Exercised	-	-
Cancelled	(53,500)	3.89
Outstanding at June 30, 2018	453,000	$3.28	1.99

For the three and six months ended June 30, 2018 and 2017, stock-based compensation expense recognized in the consolidated statements of operations as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Cost of revenues	$ 28,694	$ 16,403	$ 61,026	$ 26,924
Sales and marketing	(12,239)	44,421	45,250	44,603
General and administrative expense	97,418	17,965	195,858	31,921
Total stock-based compensation expense	$ 113,873	$ 78,789	$ 302,134	$ 103,448

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

For the three months ended June 30, 2018, potentially dilutive securities consisted of options and warrants to purchase 687,378 shares of common stock at prices ranging from $0.90 to $6.45 per share and 453,000 shares of restricted stock units. Of these potentially dilutive securities, only 214,120 of the shares to purchase common stock from the options and warrants and none of the shares related to the restricted stock units are included in the computation of diluted earnings per share because the effect of including these instruments would be anti-dilutive.

For the six months ended June 30, 2018, potentially dilutive securities consisted of options and warrants to purchase 687,378 shares of common stock at prices ranging from $0.90 to $6.45 per share and 453,000 shares of restricted stock units. Of these potentially dilutive securities, none of the shares to purchase common stock from the options and warrants or shares related to the restricted stock units are included in the computation of diluted earnings per share because the effect of including these instruments would be anti-dilutive.

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Numerator:
Net income (loss)	$ 121,133	$ 74,187	$ (586,210)	$ 80,471

Denominator:
Denominator for basic calculation weighted average shares	9,613,566	9,438,990	9,600,120	9,328,759
Dilutive common stock equivalents:
Options and warrants	214,120	842,052	-	709,512

Denominator for diluted calculation weighted average shares	9,827,686	10,281,042	9,600,120	10,038,271

Net income (loss) per share:
Basic net income (loss) per share	$ 0.01	$ 0.01	$ (0.06)	$ 0.01
Diluted net income (loss) per share	$ 0.01	$ 0.01	$ (0.06)	$ 0.01

6.ACCOUNTS RECEIVABLE

A summary of accounts receivable is as follows:

	June 30, 2018	December 31, 2017
Trade receivables	$11,333,357	$14,451,899
Unbilled revenue, net and unapplied advances	(1,333,045)	(1,081,525)
Allowance for doubtful accounts	(60,000)	(106,551)
Total accounts receivable, net	$9,940,312	$13,264,323

7.DEFERRED COMMISSIONS

Our incremental costs of obtaining a contract, which consist of sales commissions, are deferred and amortized over the period of contract performance. Effective January 1, 2018, when we adopted the modified retrospective method of the new revenue recognition pronouncement, we increased deferred commissions by $879,666 with a corresponding increase in beginning retained earnings. Deferred commissions are included in prepaid and other current assets in our consolidated balance sheets. As of June 30, 2018, we had $961,371 related to unamortized deferred commissions. We had $211,663 and $362,971 of commissions expense for the three and six months ended June 30, 2018, respectively. Commissions expense for the three and six months ended June 30, 2017 were $248,200 and $557,483, respectively. If we had recognized commissions expense under the full retrospective approach, commission expense would have been $171,769 and $336,188, respectively, for the three and six months ended June 30, 2017.

8.INTANGIBLE ASSETS

Intangible assets are amortized over expected useful lives ranging from 1.5 to 10 years and consist of the following:

	June 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment
Delphiis, Inc.
Acquired technology	$900,000	$(251,503)	$(547,484)	$900,000	$(242,002)	$(547,484)
Customer relationships	400,000	(233,257)	(166,743)	400,000	(233,257)	(166,743)
Trademarks	50,000	(50,000)	-	50,000	(50,000)	-
Non-compete agreements	20,000	(17,292)	(2,708)	20,000	(17,292)	(2,708)
Total Delphiis, Inc.	$1,370,000	$(551,052)	$(716,935)	$1,370,000	$(542,551)	$(716,935)

Redspin
Acquired technology	$1,050,000	$(280,903)	$(331,908)	$1,050,000	$(248,519)	$(331,908)
Customer relationships	600,000	(550,000)	(50,000)	600,000	(550,000)	(50,000)
Trademarks	200,000	(93,978)	(106,022)	200,000	(93,978)	(106,022)
Non-compete agreements	100,000	(46,951)	(53,049)	100,000	(46,951)	(53,049)
Total Redspin	$1,950,000	$(971,832)	$(540,979)	$1,950,000	$(939,448)	$(540,979)

CTEK Security, Inc.
Acquired technology	$8,150,000	$(1,222,500)	$-	$8,150,000	$(815,000)	$-
Customer relationships	2,150,000	(806,250)	-	2,150,000	(537,500)	-
Trademarks	1,550,000	(465,000)	-	1,550,000	(310,000)	-
Non-compete agreements	200,000	(99,996)	-	200,000	(66,663)	-
Total CTEK Security, Inc.	$12,050,000	$(2,593,746)	$-	$12,050,000	$(1,729,163)	$-

Total intangible assets	$15,370,000	$(4,116,630)	$(1,257,914)	$15,370,000	$(3,211,162)	$(1,257,914)

9.DEFERRED REVENUE

We record deferred revenues when amounts are billed to customers in advance of our performance. $523,443 and $828,338 of managed services revenues were recognized during the six months ended June 30, 2018 and 2017, respectively, that was included in deferred revenue at the beginning of the respective periods. $459,146 and $235,503 of consulting and professional services revenues were recognized during the six months ended June 30, 2018 and 2017, respectively, that was included in deferred revenue at the beginning of the respective periods.

10.REMAINING PERFORMANCE OBLIGATIONS

Remaining performance obligations represent the amount of revenue from fixed-fee contracts, including those which have potential early cancellation provisions, for which work has not been performed. As of June 30, 2018, approximately $24,000,000 of revenue from fixed-fee contracts is expected to be recognized from these remaining performance obligations. We expect to recognize revenue on approximately 87% of these remaining performance obligations over the next 24 months, with the balance thereafter. We elected to utilize the practical expedience exemption to exclude from this disclosure the amount of revenue from contracts which are not fixed-fee and where we do not have the right to invoice until the services have been performed.

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

Interest charges associated with the term loans totaled $184,964 and $343,028, respectively for the three and six months ended June 30, 2017. In addition, on January 13, 2017, we paid a $70,000 term loan commitment fee.

Debt Restructuring

On March 12, 2018, we entered into a Credit Agreement (together with the other related documents defined therein, the “Credit Agreement”) with BMO Harris Bank N.A., a national banking association (“Bank”), as lender (the “BMO Loan”).

The purposes of the BMO Loan are (1) to refinance and replace the facilities under the A&R Credit Agreement, thus terminating that agreement as of March 12, 2018, (2) to refinance $2,250,000 of a promissory note held by McMillan (the “McMillan Seller Note”), (3) to finance payments to Hernandez, including the full repayment of a promissory note held by Hernandez (the “Hernandez Seller Note”) in the original principal amount of $4,500,000, also issued as part of the Original SPA (as defined below), (4) to finance working capital, (5) for general corporate purposes and (6) to fund certain fees and expenses associated with the closing of the BMO Loan.

Loan Facilities

Term Loan:  Pursuant to the Credit Agreement, the Bank agreed to provide a term loan in the amount of $17,250,000 to the Company, which was paid in accordance with the purpose of the BMO Loan as described above.  Pursuant to the Credit Agreement, the Company may elect that the term loan be outstanding as Base Rate Loans or Eurodollar Loans. The term loan is payable in principal payment installments on the last day of each fiscal quarter, commencing on June 30, 2018. All principal and interest not sooner paid on the term loan shall be due and payable on September 12, 2022, the final maturity thereof. As of June 30, 2018, outstanding borrowings under the term loan were $17,250,000 at an interest rate of 5.55%.

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

Beginning June 30, 2018, we are required to maintain certain financial covenants in connection with this credit agreement, including a total leverage ratio, a senior leverage ratio, and a fixed charge coverage ratio. These covenants contain ratios which change over relevant periods of the credit agreement and can be found in Section 7.13 of the Credit Agreement. As of June 30, 2018, we were in compliance with all of the Credit Agreement’s financial covenants.

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

There were no borrowings on the BMO line of credit for the six months ended June 30, 2018. During the six months ended June 30, 2018, we paid $31,938 in revolving loan commitment fees associated with the line of credit.

Interest charges associated with the BMO term loan totaled $236,769 and $286,796 for the three and six months ended June 30, 2018. In addition, in March 2018, we paid a $86,250 commitment fee associated with the term loan.

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

12.PROMISSORY NOTES

In connection with the acquisition of CTEK Security, Inc. (formerly CynergisTek, Inc.) we issued two promissory notes totaling $9,000,000 to Michael Hernandez and Michael McMillan (the “Seller Notes”), with each of the Seller Notes having an initial principal amount of $4,500,000.  These Seller Notes bear interest at 8% per annum, require quarterly interest-only payments during the first 12 months, quarterly payments of principal and interest during the last 24 months, using a 36-month amortization period commencing from that point, with a balloon payment due on the maturity date.  Amounts due and owing under the Seller Notes were subordinate to the right of payment due under the A&R Credit Agreement pursuant to the Subordination Agreement (Note 11).  The Company had the right to prepay all or any portion of the outstanding principal balance of the Seller Notes, provided that such prepayment is accompanied by accrued interest on the amount of principal prepaid, calculated to the date of such prepayment.

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

The foregoing descriptions of the Seller Notes and Subordination Agreement are qualified in their entirety by reference to the respective agreements.  These agreements are found in our Form 8-K filed on January 17, 2017 as Exhibits 99.3, 99.4 and 99.9, respectively. The foregoing descriptions of the A&R McMillan Seller Note are qualified in their entirety by reference such note, which is found in our Form 8-K filed on March 13, 2018 as Exhibit 10.5.

Interest charges associated with the Seller Notes totaled $43,952 and $193,377, respectively for the three and six months ended June 30, 2018, and $179,507 and $331,397, respectively for the three months and six months ended June 30, 2017.

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

Interest charges associated with the Earn-out Note totaled $47,195 and $93,008, respectively, for the three and six months ended June 30, 2018.

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

Interest charges associated with the Severance Payment Note totaled $4,285 and $8,476, respectively for the three and six months ended June 30, 2018.

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

Paul T. Anthony

Effective January 1, 2016, we entered into an employment agreement with Paul T. Anthony (the “2016 Anthony Agreement”). The 2016 Anthony Agreement provides that Mr. Anthony will continue to serve as our Executive Vice President and CFO. The 2016 Anthony Agreement has a term of two years and provided for an annual base salary of $245,000. The 2016 Anthony Agreement will automatically renew for subsequent twelve (12) month terms unless either party provides advance written notice to the other that such party does not wish to renew the agreement for a subsequent twelve (12) months.  Mr. Anthony also receives the customary employee benefits available to our employees. Mr. Anthony was also entitled to receive a bonus of up to $132,000 per year, the achievement of which is based on Company performance metrics.  We may terminate Mr. Anthony’s employment under the 2016 Anthony Agreement without cause at any time on thirty (30) days advance written notice, at which time Mr. Anthony would receive severance pay for twelve months and be fully vested in all options and warrants granted to date.  The foregoing summary of the 2016 Anthony Agreement is qualified in its entirety by reference to the full context of the employment agreement, which is found as Exhibit 10.32 to our Annual Report on Form 10-K filed with the SEC on March 30, 2016. In March 2017, the Board of Directors authorized an increase in Mr. Anthony’s base salary to $250,000 and increased his potential annual bonus amount to $150,000. In February 2018, the Company extended the 2016 Anthony Employment agreement through December 31, 2020 and increased his base salary to $284,700 for 2018, and $309,700 for 2019, with the 2020 base salary to be determined by the Board of Directors at the end of the 2019 calendar year. He will also be eligible for a bonus of up to $185,625 and $209,047 in 2018 and 2019, respectively, and his 2020 bonus will be up to 67.5% of his base salary.

14.CONCENTRATIONS

Cash Concentrations

At times, cash balances held in financial institutions are in excess of federally insured limits.  Management performs periodic evaluations of the relative credit standing of financial institutions and limits the amount of risk by selecting financial institutions with a strong credit standing.

Major Customers

Our two largest customers accounted for approximately 52% of our revenues for the six months ended June 30, 2018 and our two largest customers accounted for approximately 44% of our revenues for the six months ended June 30, 2017. Our largest customers had accounts receivable totaling approximately $5,600,000 and $5,600,000 as of June 30, 2018 and December 31, 2017, respectively.

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

Where appropriate, references to “Cynergistek,” the “Company,” “we,” “us” or “our” include Cynergistek, Inc. and its wholly-owned subsidiaries, CTEK Solutions, Inc., CTEK Security, Inc., and Delphiis, Inc..

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

Our contracts with customers may include provisions that relate to guaranteed savings amounts and shared savings. Such provisions are considered by management during our initial proprietary client assessment. Our historical settlement of such amounts has been within management’s estimates.

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

RESULTS OF OPERATIONS

For the Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

Revenue

Revenue increased by approximately $100,000 to $16,936,934 for the three months ended June 30, 2018, as compared to the same period in 2017. This increase is a result of 1) approximately $1,500,000 less in managed service revenues due to approximately $2,600,000 in non-renewals of long-term contracts, partially offset by approximately $1,100,000 in additional revenues from the net expansion of existing customers and contracts from new customers; 2) approximately $200,000 in additional revenues from the consulting and professional services provided to new and existing customers, and 3) approximately $1,400,000 more in equipment revenues in 2018.

Cost of Revenue

Cost of revenue consists of salaries and expenses of direct labor and indirect support staff as well as document imaging equipment, parts and supplies.  Cost of revenue was $12,458,301 for the three months ended June 30, 2018, as compared to $12,458,921 for the same period in 2017. We incurred approximately $800,000 less in staffing costs, including contract labor, approximately $400,000 less in supplies and third-party services, and approximately $200,000 less in travel costs, largely as a result of the net reduction in managed services contracts. Equipment costs increased by approximately $1,400,000 in 2018, directly as a result of the increase in equipment revenues from copier fleet refresh activities.

Gross margin remained at 26% of revenue for the three months ended June 30, 2018 as it was for the same period in 2017. We were successful in adjusting our staffing to be reflective of our current service requirements. Over the next few quarters, we expect gross margins to improve as we look to grow our consulting and professional services.

Sales and Marketing

Sales and marketing expenses include salaries, commissions and expenses for sales and marketing personnel, travel and entertainment, and other selling and marketing costs. Sales and marketing expenses were $1,476,458 for the three months ended June 30, 2018, as compared to $1,369,401 for the same period in 2017. Our tradeshow and forum related marketing expenses were approximately $100,000 more in 2018 as we actively pursue new business.

General and Administrative

General and administrative expenses include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses and other administrative costs. General and administrative expenses increased by $153,886 to $1,986,467 for the three months ended June 30, 2018, as compared to $1,832,581 for the three months ended March 31, 2017. The increase in general and administrative expenses is attributed to 1) approximately $100,000 increase in administrative salaries and related costs reflective of an increase in executive compensation as a result of restructuring earn-out provisions as well as hiring additional recruiting and IT positions, and 2) approximately $100,000 increase in stock compensation expense as a result of an increase in the issuance of restricted stock units to key employees and board members.

Depreciation

Depreciation remained steady at $89,002 for the three months ended June 30, 2018 as compared to $98,935 for the same period in 2017.

Amortization of Acquisition-Related Intangibles

Amortization of acquisition-related intangibles decreased by $67,609 to $452,734 for the three months ended June 30, 2018 as compared to $520,343 for the same period in 2017. The decrease is a primarily a result of impairment charges taken in late 2017 on identified intangible assets associated with the acquisitions of Delphiis, Inc. and Redspin which would otherwise be amortized in future periods.

Other Income (Expense)

Interest expense for the three months ended June 30, 2018 was $351,651 compared to $376,547 for the same period in 2017. The slight decrease was due to a lower interest rate on the bank term loan for the compared periods. We expect interest expense to increase in future periods based on higher levels of outstanding debt.

Income Tax Benefit (Expense)

Income tax expense for the three months ended June 30, 2018 was $1,196 compared to an income tax expense of $68,000 for the same period in 2017. The 2018 expense is based on an estimated annual income tax expense rate of

28% that we anticipate for the year as we expect to be in a tax expense position by year-end. The 2017 expense was based on similar terms and was influenced by state minimum tax charges.

For the Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

Revenue

Revenue decreased by approximately $1,700,000 to $33,320,251 for the six months ended June 30, 2018, as compared to the same period in 2017. This decrease is a result of 1) approximately $3,700,000 less in managed service revenues due to approximately $6,400,000 in non-renewals of long-term contracts, partially offset by approximately $2,700,000 in additional revenues from the net expansion of existing customers and contracts from new customers; 2) approximately $800,000 in additional revenues from consulting and professional services provided to new and existing customers, and 3) approximately $1,200,000 more in equipment revenues in 2018.

Cost of Revenue

Cost of revenue consists of salaries and expenses of direct labor and indirect support staff as well as document imaging equipment, parts and supplies.  Cost of revenue was $24,702,786 for the six months ended June 30, 2018, as compared to $26,126,127 for the same period in 2017. We incurred approximately $1,000,000 less in staffing costs, including contract labor, approximately $1,300,000 less in supplies and third-party services, and approximately $300,00 less in travel costs, largely as a result of the net reduction in managed services contracts. Equipment costs increased by approximately $1,200,000 in 2018, directly as a result of the increase in equipment revenues from copier fleet refresh activities.

Gross margin was 26% of revenue for the six months ended June 30, 2018 as compared to 25% for the same period in 2017. We were successful in adjusting our staffing to be reflective of our current service requirements. Over the next few quarters, we expect gross margins to improve as we look to grow our consulting and professional services.

Sales and Marketing

Sales and marketing expenses include salaries, commissions and expenses for sales and marketing personnel, travel and entertainment, and other selling and marketing costs. Sales and marketing expenses were $2,975,505 for the six months ended June 30, 2018, as compared to $2,737,383 for the same period in 2017. Sales staff compensation increased by approximately $100,000 and tradeshow and forum related marketing expenses were approximately $100,000 more in 2018 as we actively pursue new business.

General and Administrative

General and administrative expenses include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses and other administrative costs. General and administrative expenses increased by $607,019 to $4,615,396 for the six months ended June 30, 2018, as compared to $4,008,377 for the six months ended June 30, 2017. The increase in general and administrative expenses is attributed to 1) approximately $600,000 in severance paid to a departed executive, accounting and other administrative staff related to CTEK Security; 2) approximately $200,000 increase in administrative salaries and related costs reflective of an increase in executive compensation as a result of restructuring earn-out provisions as well as hiring additional recruiting and IT positions; 3) approximately $200,000 increase in stock compensation expense as a result of an increase in the issuance of restricted stock units to key employees and board members; 4) approximately $200,000 decrease in professional fees in 2018, where 2017 professional fees were incurred primarily in connection with the acquisition of CTEK Security, and 5) approximately $200,000 less in office and travel costs in 2018 where there was an increase in 2017 as a result of the integration of the newly acquired CTEK Security Texas office.

Depreciation

Depreciation remained steady at $180,584 for the six months ended June 30, 2018 as compared to $190,159 for the same period in 2017.

Amortization of Acquisition-Related Intangibles

Amortization of acquisition-related intangibles decreased by $135,218 to $905,467 for the six months ended June 30, 2018 as compared to $1,040,686 for the same period in 2017. The decrease is a primarily a result of impairment charges taken in late 2017 on identified intangible assets associated with the acquisitions of Delphiis, Inc. and Redspin which would otherwise be amortized in future periods.

Other Income (Expense)

Interest expense for the six months ended June 30, 2018 was $755,112 compared to $788,881 for the same period in 2017. The slight decrease was due to a lower interest rate on the bank term loan for the compared periods. We expect interest expense to increase in future periods based on higher levels of outstanding debt.

Income Tax Benefit (Expense)

Income tax benefit for the six months ended June 30, 2018 was $228,362 compared to income tax expense of $81,539 for the same period in 2017. The 2018 benefit is based on an estimated annual income tax expense rate of 28% that we anticipate for the year as we expect to be in a tax expense position by year-end. The 2017 expense was based on similar terms and was influenced by state minimum tax charges.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2018, our cash and cash equivalents were $5,001,649 and our working capital was $4,831,321.  Our principal cash requirements are for operating expenses, including equipment, supplies, employee costs and capital expenditures as well as debt service to our bank term loan and related party sellers notes. Our primary sources of cash are revenues from operations and our bank line of credit.

During the six months ended June 30, 2018, our cash provided by operating activities amounted to $2,468,079, as compared to $1,324,358 used for operating activities for the same period in 2017.  The increase in cash provided for operating activities in 2018 is primarily due to a significant improvement in accounts receivable collections from the previous year end.

In March 2018, we restructured our debt and paid $6,750,000 of $9,000,000 in seller’s notes related to the acquisition of CTEK Security, Inc. and repaid approximately $11,200,000 remaining on a bank term loan. To fund this, we borrowed $17,250,000 under a new five-year term loan agreement with a bank where we also have in place the availability of a $5,000,000 line of credit, subject to borrowing base limits. We may seek additional debt financing or equity raises; however, there can be no assurance that additional financing will be available on acceptable terms, if at all. Any financing or equity raises may result in dilution to existing stockholders and any debt financing may include restrictive covenants.  Management believes that cash generated from debt and/or equity financing arrangements along with future cash flows from operations, together with existing cash reserves will be sufficient to sustain our business operations over at least the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

Our off-balance sheet arrangements consist primarily of conventional operating leases arising in the normal course of business, as further discussed below under “Contractual Obligations and Contingent Liabilities and Commitments.” As of June 30, 2018, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

As of June 30, 2018, expected future cash payments related to contractual obligations and commercial commitments were as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Term loan and promissory notes	$27,656,832	$5,030,877	$7,556,116	$15,069,839	$-
Capital leases	207,515	105,338	102,177	-	-
Operating leases	1,629,124	667,419	961,705	-	-
Total	$29,493,471	$5,803,634	$8,619,998	$15,069,839	$-

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

CYNERGISTEK, INC.

Date:  August 9, 2018By:  /s/ Michael McMillan

Michael McMillan
Chief Executive Officer
(Principal Executive Officer)

Date:  August 9, 2018By:  /s/ Paul T. Anthony

Paul T. Anthony
Chief Financial Officer
(Principal Accounting Officer)