Form 10-Q
period 2018-09-30
CYNERGISTEK, INC
filed 2018-11-08
CIK 1011432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

The number of shares of the issuer’s common stock, $0.001 par value, outstanding as of November 8, 2018 was 9,616,133.

CYNERGISTEK, INC.

FORM 10-Q

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION4

ITEM 1.  FINANCIAL STATEMENTS.4

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.20

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.28

ITEM 4.  CONTROLS AND PROCEDURES.28

ITEM 1A.  RISK FACTORS.28

ITEM 6.  EXHIBITS.29

SIGNATURES30

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

CYNERGISTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018 (unaudited)	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$6,355,427	$4,252,060
Accounts receivable, net	9,389,407	13,264,323
Prepaid and other current assets	1,583,463	557,426
Supplies	1,043,964	1,156,006
Total current assets	18,372,261	19,229,815

Property and equipment, net	648,895	831,784
Deposits	87,778	87,376
Deferred income taxes	2,930,051	3,120,310
Intangible assets, net	9,542,722	10,900,924
Goodwill	18,525,206	18,525,206
Total assets	$50,106,913	$52,695,415
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,639,637	$9,631,634
Accrued compensation and benefits	3,792,516	3,711,551
Deferred revenue	1,144,555	1,425,821
Note payable	343,750	-
Current portion of long-term liabilities	3,120,504	5,494,837
Total current liabilities	12,040,962	20,263,843

Long-term liabilities:
Term loan, less current portion	14,075,843	9,438,333
Promissory notes to related parties, less current portion	5,156,250	6,000,000
Capital lease obligations, less current portion	77,500	147,861
Total long-term liabilities	19,309,593	15,586,194
Commitments and contingencies
Stockholders’ equity:
Common stock, par value at $0.001, 33,333,333 shares authorized, 9,616,133 shares issued and outstanding at September 30, 2018 and 9,576,028 shares issued and outstanding at December 31, 2017	9,616	9,576
Additional paid-in capital	31,619,720	31,156,362
Accumulated deficit	(12,872,978)	(14,320,560)
Total stockholders’ equity	18,756,358	16,845,378
Total liabilities and stockholders’ equity	$50,106,913	$52,695,415

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYNERGISTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net revenues	$19,216,066	$17,897,076	$52,536,317	$52,950,678
Cost of revenues	13,428,831	11,743,838	38,131,617	37,847,138
Gross profit	5,787,235	6,153,238	14,404,700	15,103,540
Operating expenses:
Sales and marketing	1,313,388	1,329,909	4,288,893	4,070,765
General and administrative	1,789,959	1,849,164	6,405,355	5,876,895
Depreciation	84,840	97,568	265,424	287,727
Amortization of acquisition-related intangibles	452,734	520,030	1,358,201	1,560,716
Total operating expenses	3,640,921	3,796,671	12,317,873	11,796,103
Income from operations	2,146,314	2,356,567	2,086,827	3,307,437
Other income (expense):
Other income	17	1,862	44	1,884
Interest expense	(348,480)	(373,408)	(1,103,592)	(1,162,289)
Total other income (expense)	(348,463)	(371,546)	(1,103,548)	(1,160,405)

Income before provision for income taxes	1,797,851	1,985,021	983,279	2,147,032
Income tax expense	(643,725)	(895,360)	(415,363)	(976,899)
Net income	$1,154,126	$1,089,661	$567,916	$1,170,133

Net income per share:
Basic	$0.12	$0.11	$0.06	$0.12
Diluted	$0.12	$0.11	$0.06	$0.12

Number of weighted average shares outstanding:
Basic	9,616,133	9,501,760	9,605,536	9,387,264
Diluted	9,762,370	9,881,236	9,813,098	9,835,428

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYNERGISTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2018

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2017	9,576,028	$9,576	$31,156,362	$(14,320,560)	$16,845,378
Cumulative effect of adoption of revenue recognition standard ASC 606 (Note 7)	-	-	-	879,666	879,666
Stock compensation expense for options and warrants granted to employees and directors	-	-	28,996	-	28,966
Stock compensation expense for restricted stock units granted to employees and directors	-	-	434,402	-	434,402
Stock options exercised	40,105	40	(40)	-	-
Net income	-	-	-	567,916	567,916
Balance at September 30, 2018	9,616,133	$9,616	$31,619,720	$(12,872,978)	$18,756,358

The accompanying notes are an integral part of these condensed consolidated financial statements

.

CYNERGISTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$ 567,916	$ 1,170,133
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation	265,424	287,727
Amortization of intangible assets	1,358,201	1,560,716
Deferred income taxes	190,259	726,258
Bad debts	109,673	109,207
Stock compensation expense for warrants and options granted to employees and directors	28,996	74,973
Stock compensation expense for restricted stock units granted to employees and directors	434,402	98,347
Note payable issued for severance pay	343,750	-
Interest expense related to loan acquisition costs	17,450	-
Changes in operating assets and liabilities:
Accounts receivable	3,765,243	(1,495,401)
Supplies	112,042	112,869
Prepaid and other current assets	(146,370)	(558,943)
Deposits	(402)	(45,854)
Accounts payable and accrued expenses	(2,241,997)	(2,933,971)
Accrued compensation and benefits	80,965	(36,368)
Deferred revenue	(281,266)	196,927
Net cash provided by (used for) operating activities	4,604,286	(733,380)
Cash flows from investing activities:
Purchases of property and equipment	(82,535)	(258,981)
Amount paid to purchase CynergisTek, net of cash received	-	(13,448,522)
Net cash used for investing activities	(82,535)	(13,707,503)
Cash flows from financing activities:
Proceeds from term loan	17,250,000	14,000,000
Loan acquisition fees paid	(111,250)	-
Payments on term loans	(12,434,404)	(2,836,667)
Payments on promissory notes to related parties	(7,031,250)	-
Payments on capital leases	(91,480)	(130,526)
Proceeds from issuance of common stock through stock options and warrants	-	66,452
Net cash (used for) provided by financing activities	(2,418,384)	11,099,259
Net increase (decrease) in cash and cash equivalents	2,103,367	(3,341,624)
Cash and cash equivalents, beginning of period	4,252,060	6,090,844
Cash and cash equivalents, end of period	$ 6,355,427	$ 2,749,220

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYNERGISTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

	Nine Months Ended September 30,
	2018	2017
Supplemental disclosure of cash flow information:
Interest paid	$1,214,439	$920,393
Income taxes paid	$226,170	$256,252
Non-cash investing and financing activities:
Property and equipment acquired through capital leases	$-	$128,939
Common stock issued in connection with the acquisition of CynergisTek, Inc.	$-	$2,771,999
Promissory notes issued in connection with the acquisition of CynergisTek, Inc.	$-	$9,000,000
Fair value of earn-out liability in connection with the acquisition of CynergisTek, Inc.	$-	$2,356,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

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

Based on the Company’s recent integration with CTEK Security and an analysis of how our Chief Operating Decision Maker reviews, manages and is compensated, we have determined that the Company operates in two segments, services and equipment & software resale.  The equipment & software resale operating segment is not reported separately in the accompanying condensed consolidated financial statements, as this segment did not meet the quantitative thresholds established in ASC 280-10-50-12. For the periods presented, all revenues were derived from domestic operations.

We have performed an evaluation of subsequent events through the date of filing these unaudited condensed consolidated financial statements with the SEC.

2.RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued guidance which provides a single, comprehensive accounting model for revenue arising from contracts with customers (“Topic 606”). This guidance supersedes most of the existing revenue recognition guidance, including industry-specific guidance. Under this model, revenue is recognized at an amount that a company expects to be entitled to upon transferring control of goods or services to a customer, as opposed to when risks and rewards transfer to a customer. The new guidance also requires additional disclosures about the nature, timing and uncertainty of revenue and cash flow arising from customer contracts, including significant judgments and changes in judgments. We adopted this standard beginning January 1, 2018 and are using the modified retrospective method of adoption. Under the new guidance, based on the nature of our contracts, we will continue to recognize revenue in a similar manner as with the current guidance. Additionally, the unit of accounting, that is, the identification of performance obligations, is consistent with current revenue guidance. Accordingly, the adoption of this standard did not significantly impact our revenues. The additional disclosures required by Topic 606 are presented in Notes 3, 7, 9 and 10.

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

In January 2017, the FASB issued a new accounting standard simplifying the test for goodwill impairment. Currently, the fair value of the reporting unit is compared with the carrying value of the reporting unit (identified as “Step 1”). If the fair value of the reporting unit is lower than its carrying amount, then the implied fair value of goodwill is calculated. If the implied fair value of goodwill is lower than the carrying value of goodwill an impairment is recognized (identified as “Step 2”). The new standard eliminates Step 2 from the impairment test; therefore, goodwill impairment will be recognized as the difference between the fair value and the carrying value. The new standard becomes effective on January 1, 2020 with early adoption permitted. We are currently evaluating the impact that the new standard will have on our financial position, results of operations and cash flows.

In August 2016, the FASB issued a new accounting standard which is intended to reduce the existing diversity in practice in how certain cash receipts and cash payments are classified in the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years with early adoption permitted, provided that all of the amendments are adopted in the same period. We are currently evaluating the impact of adopting this standard on our consolidated financial statements.

In January 2017, the FASB issued a new accounting standard which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. This guidance will be effective for the Company for the year ending December 31, 2019 and interim reporting periods within that year. Early adoption is permitted for transactions that have not been reported in financial statements that have been issued or made available for issuance. We are currently evaluating the effect of the adoption of this guidance on our consolidated financial statements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Managed services	$13,594,227	$15,175,852	$40,155,977	$45,530,347
Consulting & professional services	2,911,982	1,931,169	6,708,121	4,837,297
Office equipment, hardware & software resales	2,709,857	790,055	5,672,219	2,583,034
Net revenues	$19,216,066	$17,897,076	$52,536,317	$52,950,678

4.OPTIONS, WARRANTS AND RESTRICTED STOCK UNITS

Below is a summary of stock option, warrant and restricted stock activity during the nine-month period ended September 30, 2018:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2017	724,400	$3.09
Granted	-	-
Exercised	(40,105)	2.74
Cancelled	(105,756)	3.88
Outstanding at September 30, 2018	578,539	$2.97	3.82	$520,796
Exercisable at September 30, 2018	543,423	$2.97	3.82	$488,666

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2017	77,779	$3.03
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding at September 30, 2018	77,779	$3.03	4.55	$63,779
Exercisable at September 30, 2018	77,779	$3.03	4.55	$63,779

Restricted Stock Units	Shares	Weighted Average Price	Weighted Average Remaining Term in Years
Outstanding at December 31, 2017	506,500	$3.35
Granted	-	-
Exercised	-	-
Cancelled	(65,500)	3.68
Outstanding at September 30, 2018	441,000	$3.30	1.75

For the three and nine months ended September 30, 2018 and 2017, stock-based compensation expense recognized in the consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of revenues	$ 21,148	$ 5,585	$ 82,173	$ 32,509
Sales and marketing	42,625	51,000	87,875	95,602
General and administrative	97,492	13,287	293,350	45,209
Total stock-based compensation expense	$ 161,264	$ 69,872	$ 463,398	$ 173,320

5.NET INCOME PER SHARE

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

For the three months ended September 30, 2018, potentially dilutive securities consisted of options and warrants to purchase 656,318 shares of common stock at prices ranging from $0.90 to $6.45 per share and 441,000 shares of restricted stock units. Of these potentially dilutive securities, only 146,237 of the shares to purchase common stock from the options and warrants and none of the shares related to the restricted stock units are included in the computation of diluted earnings per share because the effect of including these instruments would be anti-dilutive.

For the nine months ended September 30, 2018, potentially dilutive securities consisted of options and warrants to purchase 656,318 shares of common stock at prices ranging from $0.90 to $6.45 per share and 441,000 shares of restricted stock units. Of these potentially dilutive securities, only 207,562 of the shares to purchase common stock from the options and warrants and none of the shares related to the restricted stock units are included in the computation of diluted earnings per share because the effect of including these instruments would be anti-dilutive.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net income	$1,154,126	$1,089,661	$567,916	$1,170,133

Denominator:
Denominator for basic calculation weighted average shares	9,616,133	9,501,760	9,605,536	9,387,264
Dilutive common stock equivalents:
Options and warrants	146,237	379,476	207,562	448,164

Denominator for diluted calculation weighted average shares	9,762,370	9,881,236	9,813,098	9,835,428

Net income per share:
Basic net income per share	$0.12	$0.11	$0.06	$0.12
Diluted net income per share	$0.12	$0.11	$0.06	$0.12

6.ACCOUNTS RECEIVABLE

A summary of accounts receivable is as follows:

	September 30, 2018	December 31, 2017
Trade receivables	$11,051,436	$14,451,899
Unbilled revenue, net and unapplied advances	(1,662,029)	(1,081,525)
Allowance for doubtful accounts	-	(106,551)
Total accounts receivable, net	$9,389,407	$13,264,323

7.DEFERRED COMMISSIONS

Our incremental costs of obtaining a contract, which consist of sales commissions on multi-year contracts, are deferred and amortized over the period of contract performance. Effective January 1, 2018, when we adopted the modified retrospective method of the new revenue recognition pronouncement, we increased deferred commissions by $879,666 with a corresponding increase in beginning retained earnings. Deferred commissions are included in prepaid and other current assets in our consolidated balance sheets. As of September 30, 2018, we had $1,016,751 related to unamortized deferred commissions. We had $211,920 and $633,060 of commissions expense for the three and nine months ended September 30, 2018, respectively. Commissions expense for the three and nine months ended September 30, 2017 were $232,968 and $611,059, respectively. If we had recognized commissions expense under the full retrospective approach, commission expense would have been $171,611 and $507,799, respectively, for the three and nine months ended September 30, 2017.

8.INTANGIBLE ASSETS

Intangible assets are amortized over expected useful lives ranging from 1.5 to 10 years and consist of the following:

	September 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment
Delphiis, Inc.
Acquired technology	$900,000	$(254,754)	$(547,484)	$900,000	$(242,002)	$(547,484)
Customer relationships	400,000	(233,257)	(166,743)	400,000	(233,257)	(166,743)
Trademarks	50,000	(50,000)	-	50,000	(50,000)	-
Non-compete agreements	20,000	(17,292)	(2,708)	20,000	(17,292)	(2,708)
Total Delphiis, Inc.	$1,370,000	$(555,303)	$(716,935)	$1,370,000	$(542,551)	$(716,935)

Redspin
Acquired technology	$1,050,000	$(297,095)	$(331,908)	$1,050,000	$(248,519)	$(331,908)
Customer relationships	600,000	(550,000)	(50,000)	600,000	(550,000)	(50,000)
Trademarks	200,000	(93,978)	(106,022)	200,000	(93,978)	(106,022)
Non-compete agreements	100,000	(46,951)	(53,049)	100,000	(46,951)	(53,049)
Total Redspin	$1,950,000	$(988,024)	$(540,979)	$1,950,000	$(939,448)	$(540,979)

CTEK Security, Inc.
Acquired technology	$8,150,000	$(1,426,250)	$-	$8,150,000	$(815,000)	$-
Customer relationships	2,150,000	(940,625)	-	2,150,000	(537,500)	-
Trademarks	1,550,000	(542,500)	-	1,550,000	(310,000)	-
Non-compete agreements	200,000	(116,662)	-	200,000	(66,663)	-
Total CTEK Security, Inc.	$12,050,000	$(3,026,037)	$-	$12,050,000	$(1,729,163)	$-

Total intangible assets	$15,370,000	$(4,569,364)	$(1,257,914)	$15,370,000	$(3,211,162)	$(1,257,914)

9.DEFERRED REVENUE

We record deferred revenues when amounts are billed to customers, or cash is received from customers, in advance of our performance. $578,725 and $932,994 of managed services revenues were recognized during the nine months ended September 30, 2018 and 2017, respectively, that was included in deferred revenue at the beginning of the respective periods. $523,505 and $250,766 of consulting and professional services revenues were recognized during the nine months ended September 30, 2018 and 2017, respectively, that was included in deferred revenue at the beginning of the respective periods.

10.REMAINING PERFORMANCE OBLIGATIONS

Remaining performance obligations represent the amount of revenue from fixed-fee contracts, including those which have potential early cancellation provisions, for which work has not been performed. As of September 30, 2018, approximately $23,000,000 of revenue from fixed-fee contracts is expected to be recognized from these remaining performance obligations. We expect to recognize revenue on approximately 88% of these remaining performance obligations over the next 24 months, with the balance thereafter. We elected to utilize the practical expedient exemption to exclude from this disclosure the amount of revenue from contracts which are not fixed-fee and where we do not have the right to invoice until the services have been performed.

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

The foregoing descriptions of the A&R Credit Agreement is qualified in its entirety by reference to the actual terms and conditions of such agreement, which is found in our Form 8-K filed on January 17, 2017 as Exhibit 99.7 thereto.

Interest charges associated with borrowings on the line of credit for the three and nine months ended September 30, 2017 were $1,285 and $1,285, respectively. In addition, on January 13, 2017, we paid a $25,000 revolving loan commitment fee.

Interest charges associated with the term loans totaled $184,964 and $343,028, respectively, for the three and nine months ended September 30, 2017. In addition, on January 13, 2017, we paid a $70,000 term loan commitment fee.

Debt Restructuring

On March 12, 2018, we entered into a Credit Agreement (together with the other related documents defined therein, the “Credit Agreement”) with BMO Harris Bank N.A., a national banking association (“Bank”), as lender (the “BMO Loan”).

The purposes of the BMO Loan are (1) to refinance and replace the facilities under the A&R Credit Agreement, thus terminating that agreement as of March 12, 2018, (2) to refinance $2,250,000 of a promissory note held by Michael McMillan (the “McMillan Seller Note”), (3) to finance payments to Dr. Michael Hernandez (f/k/a Dr. Michael G.

Mathews), including the full repayment of a promissory note held by Hernandez (the “Hernandez Seller Note”; together with the McMillan Seller Note, the “Seller Notes”) in the original principal amount of $4,500,000, also issued as part of the Original SPA (as defined below), (4) to finance working capital, (5) for general corporate purposes and (6) to fund certain fees and expenses associated with the closing of the BMO Loan.

Loan Facilities

Term Loan:  Pursuant to the Credit Agreement, the Bank agreed to provide a term loan in the amount of $17,250,000 to the Company, which was paid in accordance with the purpose of the BMO Loan as described above.  Pursuant to the Credit Agreement, the Company may elect that the term loan be outstanding as Base Rate Loans or Eurodollar Loans. The term loan is payable in principal payment installments on the last day of each fiscal quarter, commencing on June 30, 2018. All principal and interest not sooner paid on the term loan shall be due and payable on September 12, 2022, the final maturity thereof. As of September 30, 2018, outstanding borrowings under the term loan were $16,017,857 at an interest rate of 5.64%.

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

Beginning June 30, 2018, we are required to maintain certain financial covenants in connection with the Credit Agreement, including a total leverage ratio, a senior leverage ratio, and a fixed charge coverage ratio. These covenants contain ratios which change over relevant periods of the Credit Agreement and can be found in Section 7.13 of the Credit Agreement. As of September 30, 2018, we were in compliance with all of the Credit Agreement’s financial covenants.

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

There were no borrowings on the BMO line of credit for the nine months ended September 30, 2018. During the nine months ended September 30, 2018, we paid $37,638 in revolving loan commitment fees associated with the line of credit.

Interest charges associated with the BMO term loan totaled $234,989 and $521,785 for the three and nine months ended September 30, 2018. In addition, in March 2018, we paid a $86,250 commitment fee associated with the term loan.

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

The foregoing summary of the Credit Agreement and related agreements is qualified in its entirety by reference to the full context of the agreements, which are found in our Current Report on Form 8-K filed with the SEC on March 12, 2018.

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

On March 12, 2018, the Company repaid $2,250,000 plus accrued interest on the McMillan Seller Note.  The Company and Mr. McMillan agreed to amend and restate the McMillan Seller Note pursuant to an Amended and Restated Promissory Note (the “A&R McMillan Seller Note”).  The A&R McMillan Seller Note is in the principal amount of $2,250,000, bears interest at a rate of 8% per annum, provides for quarterly payments of principal and interest and matures on March 31, 2022.  Amounts due and owing under the A&R McMillan Seller Note are subordinate to the right of payment due under the BMO Loan pursuant to a Subordination Agreement among the Company, the Bank and Mr. McMillan.  Mr. McMillan is a director and the President and Chief Executive Officer of the Company.

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

As part of the debt restructuring with BMO Harris Bank N.A. (Note 10), on March 12, 2018, the Company repaid $2,250,000 plus accrued interest on the McMillan Seller Note.  The Company and Mr. McMillan agreed to amend and restate the McMillan Seller Note pursuant to the A&R McMillan Seller Note.  The A&R McMillan Seller Note is in the principal amount of $2,250,000, bears interest at a rate of 8% per annum, provides for quarterly payments of principal and interest and matures on March 31, 2022. Accordingly, principal payments totaling $281,250 plus interest of $81,986 were made in 2018.  Amounts due and owing under the A&R McMillan Seller Note are subordinate to the right of payment due under the BMO Loan pursuant to a Subordination Agreement among the Company, the Bank and Mr. McMillan.

The foregoing descriptions of the Seller Notes are qualified in their entirety by reference to such notes.  The Seller Notes are found in our Form 8-K filed on January 17, 2017 as Exhibits 99.3 and 99.4. The foregoing descriptions of the A&R McMillan Seller Note are qualified in their entirety by reference such note, which is found in our Form 8-K filed on March 13, 2018 as Exhibit 10.5.

Interest charges associated with the Seller Notes totaled $41,610 and $234,986, respectively for the three and nine months ended September 30, 2018, and $179,507 and $331,397, respectively for the three months and nine months ended September 30, 2017.

Pursuant to the Separation Agreement (see Note 11), in lieu of any earn-out payments (as described in the Original SPA) that could be earned by Hernandez under the Original SPA, the Company agreed to pay Hernandez the amount of $3,750,000 in the form of a promissory note (the “Earn-out Note”). The Earn-out Note provides for (i) a maturity date of March 12, 2023, at which all principal and accrued and unpaid interest is due, (ii) a simple interest rate of 5% per annum commencing on January 1, 2018, and compounding annually, and (iii) the right of the Company to prepay all or any portion of the Earn-out Note without premium or penalty.

Interest charges associated with the Earn-out Note totaled $47,713 and $140,721, respectively, for the three and nine months ended September 30, 2018.

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

Interest charges associated with the Severance Payment Note totaled $4,332 and $12,808, respectively for the three and nine months ended September 30, 2018.

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

Paul T. Anthony

Effective January 1, 2016, we entered into an employment agreement with Paul T. Anthony (the “Anthony Agreement”). The Anthony Agreement provides that Mr. Anthony will continue to serve as our Executive Vice President and CFO. The Anthony Agreement has a term of two years and provided for an annual base salary of $245,000. The Anthony Agreement will automatically renew for subsequent twelve (12) month terms unless either party provides advance written notice to the other that such party does not wish to renew the agreement for a subsequent twelve (12) months.  Mr. Anthony also receives the customary employee benefits available to our employees. Mr. Anthony was also entitled to receive a bonus of up to $132,000 per year, the achievement of which is based on Company performance metrics.  We may terminate Mr. Anthony’s employment under the Anthony Agreement without cause at any time on thirty (30) days advance written notice, at which time Mr. Anthony would receive severance pay for twelve months and be fully vested in all options and warrants granted to date.  The foregoing summary of the Anthony Agreement is qualified in its entirety by reference to the full context of the employment agreement, which is found as Exhibit 10.32 to our Annual Report on Form 10-K filed with the SEC on March 30, 2016. In March 2017, the Board of Directors authorized an increase in Mr. Anthony’s base salary to $250,000 and increased his potential annual bonus amount to $150,000.

In February 2018, the Company amended the Anthony Agreement to extend the term thereof through December 31, 2020 and increased his base salary to $284,700 for 2018, and $309,700 for 2019, with the 2020 base salary to be determined by the Board of Directors at the end of the 2019 calendar year. He will also be eligible for a bonus of up to $185,625 and $209,047 in 2018 and 2019, respectively, and his 2020 bonus will be up to 67.5% of his base salary.The foregoing summary of the Anthony Agreement is qualified in its entirety by reference to the full context of the agreement, which is found as Exhibit 10.32 to our Annual Report on Form 10-K filed with the SEC on March 30, 2016, and the amendment to the Anthony Agreement, which is found as Exhibit 10.45 to our Annual Report on Form 10-K filed with the SEC on March 28, 2018.

14.CONCENTRATIONS

Cash Concentrations

At times, cash balances held in financial institutions are in excess of federally insured limits.  Management performs periodic evaluations of the relative credit standing of financial institutions and limits the amount of risk by selecting financial institutions with a strong credit standing.

Major Customers

Our two largest customers accounted for approximately 57% of our revenues for the nine months ended September 30, 2018 and our two largest customers accounted for approximately 44% of our revenues for the nine months ended September 30, 2017. Our largest customers had accounts receivable totaling approximately $4,100,000 and $5,600,000 as of September 30, 2018 and December 31, 2017, respectively.

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

OVERVIEW

We are engaged in the business of providing IT and related consulting services, including managed print services, cyber security, and IT security consulting services primarily to the healthcare industry.  Our business is operated throughout the United States.

We have been an industry leader in managed print services for the healthcare industry for many years, offering hospitals and health systems comprehensive services and solutions to support the document life cycle. We provide a vendor neutral program that enhances security of printed, stored data and digital documents while driving out costs and inefficiencies within the patient information logistical chain. We also provide IT security consulting services through our proprietary Delphiis™ IT Risk Manager SaaS Solution and Redspin.

In January 2017, we acquired CTEK Security, Inc. (formerly CynergisTek, Inc.) (“CTEK Security”), a top-ranked cybersecurity and privacy consulting firm, transforming and significantly expanding our cybersecurity and IT security consulting services capabilities. Our security experts perform technical assessments, penetration testing and remediation services, in addition to providing 24/7 advisory services to our Compliance Assist Partner Program (“CAPP”) customers. With our proven and prescriptive methodology, we help build the foundation needed to ensure the confidentiality, integrity and security of patient health information (PHI). Our proprietary RiskSonar IT Risk Manager SaaS Solution streamlines how covered entities perform annual and on-going risk assessments on their business associates, clinics, projects and hospitals.

Following the acquisition of CTEK Security, we have integrated our managed print services, IT security and cybersecurity operations and are going to market as an integrated cybersecurity and managed print services company.  We believe that offering our current and prospective hospital customers with a comprehensive integrated offering to address privacy, security and compliance of their IT environment and related electronic and physical records provides a significant competitive advantage to the Company. In addition, the Company resells equipment and software to support our client’s infrastructure needs in areas of their business that are related to the services we provide.

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

We consider the following accounting policies to be most important to the portrayal of our financial condition and those that require the most subjective judgment:

• Revenue recognition and deferred revenue

We operate under a consolidated strategy and management structure, deriving revenue from the following sources:

oManaged services

oConsulting and professional services

oOffice equipment, hardware and software resales

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

Office Equipment, Hardware and Software Resales

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

RESULTS OF OPERATIONS

For the Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

Revenue

Revenue increased by approximately $1,300,000 to $19,216,066 for the three months ended September 30, 2018, as compared to the same period in 2017. This increase is a result of 1) approximately $1,600,000 less in managed service revenues consisting of approximately $800,000 in additional revenues from the net expansion of existing customers and contracts from new customers offset by approximately $2,400,000 in non-renewals of long-term contracts,; 2) approximately $1,000,000 in additional revenues from the consulting and professional services provided to new and existing customers, and 3) approximately $2,700,000 in equipment revenues in 2018 compared to approximately $800,000 for the same period in 2017. The increase in consulting and professional services was a direct result of our additional efforts in selling these types of services to take advantage of the industry-wide labor shortfall.

Cost of Revenue

Cost of revenue consists of salaries and expenses of direct labor and indirect support staff as well as document imaging equipment, parts and supplies.  Cost of revenue was $13,428,831 for the three months ended September 30, 2018, as compared to $11,743,838 for the same period in 2017. We incurred approximately $200,000 less in staffing costs, including contract labor, largely as a result of the net reduction in managed services contracts. Equipment costs increased by approximately $1,900,000 in 2018, directly as a result of the increase in equipment revenues from copier fleet refresh activities.

Gross margin dollars for the three months ended September 30, 2018 are lower by $366,003 in comparison to the same period in 2017, due to the reduction in managed services revenues, partially offset by the increase in professional services and consulting revenues. Gross margin was 30% of revenue for the three months ended September 30, 2018 compared to 34% for the same period in 2017. While our managed, consulting and professional services maintained consistent gross margin percentages, the overall decrease is due primarily to the increase in lower margin equipment revenues in the third quarter of 2018.

Sales and Marketing

Sales and marketing expenses include salaries, commissions and expenses for sales and marketing personnel, travel and entertainment, and other selling and marketing costs. Sales and marketing expenses were $1,313,388 for the three months ended September 30, 2018, as compared to $1,329,909 for the same period in 2017. Our sales and marketing efforts were relatively consistent for the compared periods.

General and Administrative

General and administrative expenses include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses and other administrative costs. General and administrative expenses decreased by $59,205 to $1,789,959 for the three months ended September 30, 2018, as compared to $1,849,164 for the three months ended September 30, 2017. The decrease in general and administrative expenses is attributed to 1) approximately $100,000 more in administrative salaries and related costs reflective of an increase in executive compensation as a result of restructuring earn-out provisions, 2) approximately $100,000 less in professional fees where 2017 included the costs to reincorporate in Delaware and change the Company name, 3) approximately $100,000 less in bad debt expense in 2018, 4) approximately $100,000 less in rent and related office expenses due to consolidating Texas offices in 2018 and 5) approximately $100,000 increase in stock compensation expense as a result of an increase in the issuance of restricted stock units to key employees and board members.

Depreciation

Depreciation remained steady at $84,840 for the three months ended September 30, 2018 as compared to $97,568 for the same period in 2017.

Amortization of Acquisition-Related Intangibles

Amortization of acquisition-related intangibles decreased by $67,296 to $452,734 for the three months ended September 30, 2018 as compared to $520,030 for the same period in 2017. The decrease is primarily a result of impairment charges taken in late 2017 on identified intangible assets associated with the acquisitions of Delphiis, Inc. and Redspin which would otherwise be amortized in future periods.

Other Income (Expense)

Interest expense for the three months ended September 30, 2018 was $348,480 compared to $373,408 for the same period in 2017. The slight decrease was due to a lower interest rate on the bank term loan for the compared periods.

Income Tax Expense

Income tax expense for the three months ended September 30, 2018 was $643,725 compared to $895,360 for the same period in 2017. Income tax expense is based on estimated annual income tax rates that we anticipate for the tax years. The lower 2018 effective tax rate is reflective of lower U.S. corporate income tax rates compared with 2017.

For the Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

Revenue

Revenue decreased by approximately $400,000 to $52,536,317 for the nine months ended September 30, 2018, as compared to the same period in 2017. This decrease is a result of 1) approximately $5,400,000 less in managed service revenues consisting of approximately $3,400,000 in additional revenues from the net expansion of existing customers and contracts from new customers, offset by approximately $8,800,000 in non-renewals of long-term contracts; 2) approximately $1,900,000 in additional revenues from consulting and professional services provided to new and existing customers, and 3) approximately $5,700,000 in equipment revenues in 2018 compared to approximately $2,600,000 for the same period in 2017. The increase in consulting and professional services was a direct result of our additional efforts in selling these types of services to take advantage of the industry-wide labor shortfall.

Cost of Revenue

Cost of revenue consists of salaries and expenses of direct labor and indirect support staff as well as document imaging equipment, parts and supplies.  Cost of revenue was $38,131,617 for the nine months ended September 30, 2018, as compared to $37,847,138 for the same period in 2017. We incurred approximately $1,000,000 less in staffing costs, including contract labor, approximately $1,200,000 less in supplies and third-party services, and approximately $300,00 less in travel costs, largely as a result of the net reduction in managed services contracts. Equipment costs increased by approximately $3,000,000 in 2018, directly as a result of the increase in equipment revenues from copier fleet refresh activities.

Gross margin dollars for the nine months ended September 30, 2018 are lower by $698,840 in comparison to the same period in 2017, due to the reduction in managed services revenues, partially offset by the increase in professional services and consulting revenues. Gross margin was 27% of revenue for the nine months ended September 30, 2018 as compared to 29% for the same period in 2017. While our managed, consulting and professional services maintained consistent gross margin percentages, the overall decrease is due primarily to the increase in lower margin equipment revenues in 2018.

Sales and Marketing

Sales and marketing expenses include salaries, commissions and expenses for sales and marketing personnel, travel and entertainment, and other selling and marketing costs. Sales and marketing expenses were $4,288,893 for the nine months ended September 30, 2018, as compared to $4,070,765 for the same period in 2017. Sales staff compensation increased by approximately $100,000 and tradeshow and forum related marketing expenses were approximately $100,000 more in 2018 as we actively pursue new business.

General and Administrative

General and administrative expenses include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses and other administrative costs. General and administrative expenses increased by $528,460 to $6,405,355 for the nine months ended September 30, 2018, as compared to $5,876,895 for the nine months ended September 30, 2017. The increase in general and administrative expenses is attributed to 1) approximately $600,000 in severance paid to a departed executive, accounting and other administrative staff related to CTEK Security; 2) approximately $300,000 increase in administrative salaries and related costs reflective of an increase in executive compensation as a result of restructuring earn-out provisions as well as hiring additional recruiting and IT positions; 3) approximately $200,000 increase in stock compensation expense as a result of an increase in the issuance of restricted stock units to key employees and board members; 4) approximately $300,000 decrease in professional fees in 2018, where in 2017 professional fees were incurred in connection with the acquisition of CTEK Security as well as to reincorporate in Delaware and change the Company name, and 5) approximately $300,000 less in office and travel costs in 2018 where there was an increase in 2017 as a result of the integration of the newly acquired CTEK Security Texas office.

Depreciation

Depreciation remained steady at $265,424 for the nine months ended September 30, 2018 as compared to $287,727 for the same period in 2017.

Amortization of Acquisition-Related Intangibles

Amortization of acquisition-related intangibles decreased by $202,515 to $1,358,201 for the nine months ended September 30, 2018 as compared to $1,560,716 for the same period in 2017. The decrease is a primarily a result of impairment charges taken in late 2017 on identified intangible assets associated with the acquisitions of Delphiis, Inc. and Redspin which would otherwise be amortized in future periods.

Other Income (Expense)

Interest expense for the nine months ended September 30, 2018 was $1,103,592 compared to $1,162,289 for the same period in 2017. The slight decrease was due to a lower interest rate on the bank term loan for the compared periods.

Income Tax Expense

Income tax expense for the nine months ended September 30, 2018 was $415,363 compared to $976,899 for the same period in 2017. Income tax expense is based on estimated annual income tax rates that we anticipate for the tax years. The lower 2018 effective tax rate is reflective of lower U.S. corporate income tax rates compared with 2017.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2018, our cash and cash equivalents were $6,355,427 and our working capital was $6,331,299.  Our principal cash requirements are for operating expenses, including equipment, supplies, employee costs and capital expenditures as well as debt service to our bank term loan and related party sellers’ notes. Our primary sources of cash are revenues from operations and our bank line of credit.

During the nine months ended September 30, 2018, our cash provided by operating activities amounted to $4,604,286, as compared to $733,380 used for operating activities for the same period in 2017.  The increase in cash provided for operating activities in 2018 is primarily due to a significant improvement in accounts receivable collections from the previous year.

In March 2018, we restructured our debt and paid $6,750,000 of $9,000,000 in sellers’ notes related to the acquisition of CTEK Security, Inc. and repaid approximately $11,200,000 remaining on a bank term loan. To fund this, we borrowed $17,250,000 under a new five-year term loan agreement with a bank where we also have in place the availability of a $5,000,000 line of credit, subject to borrowing base limits. We may seek additional debt financing or equity raises; however, there can be no assurance that additional financing will be available on acceptable terms, if at all. Any financing or equity raises may result in dilution to existing stockholders and any debt financing may include restrictive covenants.  Management believes that cash generated from future cash flows from operations, together with existing cash reserves will be sufficient to sustain our business operations over at least the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

Our off-balance sheet arrangements consist primarily of conventional operating leases arising in the normal course of business, as further discussed below under “Contractual Obligations and Contingent Liabilities and Commitments.” As of September 30, 2018, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

As of September 30, 2018, expected future cash payments related to contractual obligations and commercial commitments were as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Term loan and promissory notes	$26,048,916	$4,380,006	$7,485,563	$14,183,347	$-
Capital leases	178,940	100,382	78,558	-	-
Operating leases	1,464,350	671,783	792,567	-	-
Total	$27,6692,206	$5,152,171	$8,356,688	$14,183,347	$-

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

No change in our internal control over financial reporting occurred during our last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

CYNERGISTEK, INC.

Date:  November 8, 2018By:  /s/ Michael McMillan

Michael McMillan
Chief Executive Officer
(Principal Executive Officer)

Date:  November 8, 2018By:  /s/ Paul T. Anthony

Paul T. Anthony
Chief Financial Officer
(Principal Accounting Officer)