Form 10-K
period 2018-12-31
CYNERGISTEK, INC
filed 2019-03-27
CIK 1011432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018.
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission File Number: 000-27507

CYNERGISTEK, INC.

(Exact name of registrant as specified in its charter)

Delaware	37-1867101
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11940 Jollyville Road, Suite 300N, Austin Texas, 78759

(Address of principal executive offices) (Zip Code)

(512) 402-8550

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
Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [  ] No [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act.

The aggregate market value of the registrant’s common stock, $0.001 par value per share (“Common Stock”), held by non-affiliates of the registrant on June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $35.0 million (based on the average bid price of the Common Stock on that date). Shares of Common Stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting securities of the registrant were excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes. The registrant has one class of securities, its Common Stock.

As of March 26, 2019, the registrant had 9,722,053 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.

Part III incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) for the 2019 Annual Meeting of Stockholders to be filed on or before April 19, 2019.

CYNERGISTEK, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

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

PART I

ITEM 1.BUSINESS.

Introduction

CynergisTek, Inc. (including our subsidiaries, CTEK Solutions, Inc., CTEK Security, Inc. and Delphiis, Inc.) (referred to collectively in this Annual Report, as “CynergisTek,” the “Company,” “we,” “our” and “us”) is engaged in the business of providing cybersecurity and information management consulting services dedicated primarily to the healthcare industry and those businesses that support healthcare. Our principal executive offices are located at 11940 Jollyville Road, Suite 300N, Austin, Texas, 78759.

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

Background

CynergisTek, Inc. was originally incorporated under the laws of the State of Nevada on August 29, 1995, under the name Corporate Development Centers, Inc. On April 1, 2004, we acquired Alan Mayo and Associates, Inc. dba The Mayo Group (“TMG”), a managed print company. TMG provided outsourced print management services to healthcare facilities throughout California, which services we provide as the successor-in-interest to TMG. After we acquired TMG, we changed our name to “Auxilio, Inc.” and changed the name of TMG’s former subsidiary to “Auxilio Solutions, Inc.” Effective July 1, 2014, we acquired Delphiis, Inc., a California corporation, which provides IT security consulting services. On April 7, 2015, we acquired certain assets of Redspin, Inc. which provides IT security consulting services. On January 13, 2017, we acquired CynergisTek, Inc., a Texas corporation, which provides IT security consulting services and solutions.

As described in more detail in our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2017, Auxilio, Inc., changed its name and state of incorporation from the State of Nevada to the State of Delaware by merging (the “Reincorporation”) with and into its wholly-owned subsidiary, CynergisTek, Inc., a Delaware corporation, which was established for the purpose of the Reincorporation.   As a result of the Reincorporation, Auxilio ceased to exist as a separate entity.  As of the date of the merger, each outstanding share of Auxilio’s common stock was deemed, by operation of law, to represent the same number of shares of our Common Stock.  In accordance with Rule 12g-3 under the Securities Exchange Act of 1934, as amended, the shares of our Common Stock were deemed to be registered under Section 12(b) of the Exchange Act as a successor to Auxilio.  Effective as of September 8, 2017, the Company’s trading symbol changed from AUXO to “CTEK.”

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

Principal Products and Services

We are a top-ranked cybersecurity, privacy and compliance firm offering a suite of comprehensive services and solutions with an emphasis in healthcare and the challenges unique to the healthcare industry. Our service offerings help organizations identify ever-changing threat factors and security risks, provide resources to remediate or fill a gap in skilled and experienced talent, and offer a partner with experts in cybersecurity and privacy to manage and advise on their programs.

Our services include our Compliance Assist Partner Program (CAPP), which provides on-going risk assessments and remediation tracking to ensure organizations are compliant with HIPAA. Our Virtual Chief Information Security Officer (CISO) helps organizations with program development and prioritizes projects. The use of the CISO often reveals gaps in an organization’s security.  We can then provide additional resources through our Staffing service to execute a remediation plan or work on other IT security projects. Our Vendor Security Management oversees third-party risk and Incident Response services to help address the growing ransomware and malware attacks that plague organizations today.

To address growing market needs, we recently expanded our consulting and managed services offerings to include Medical Device Security Risk Assessment and Managed Security Services. The Medical Device Security Risk Assessment service helps organizations inventory the increasing number of medical devices connected to the network, identify hard to find vulnerabilities to overall security and the patient, and categorize these risks into a clearly defined remediation plan.  The Managed Security Services provide on-going monitoring and analysis of an organization’s security posture in regard to its network, endpoint devices, cloud infrastructure and SaaS applications.

As of March 20, 2019 the Company is focused exclusively on cybersecurity and privacy. As reported in our prior public filings, beginning March 20, 2019, we no longer provide Managed Print Services (MPS) directly but will continue to refer our customers to our partners for these services. MPS optimizes high-volume print environments while reducing costs, improving efficiency and securing the print environment through industry best practices.

Competition

The competition in the healthcare industry market for cybersecurity and privacy services generally come from large or niche consulting and technology firms and regional companies that offer multiple approaches but within a much smaller geographic footprint.  Examples include companies like Deloitte, Dell Secureworks, Fire Eye, Coal Fire, Fortified Health Security, Mediology and Clearwater Consulting.

We believe our analysis of the competitive landscape shows a very strong opportunity for fully-outsourced and managed services to the healthcare industry, and we believe that we have a strong competitive position in the marketplace due to several important factors:

•We are focused on the healthcare industry. We are not aware of any other vendor or service provider which has the majority of its business dedicated to addressing HIPAA compliance, including printed and stored documents and improving efficiency for the healthcare industry. Our expertise and knowledge base are unmatched in the market.

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

•Many of our employees have worked in the healthcare provider setting, as well as for the Office for Civil Rights.

Customers

Most of our customers are hospitals, their related off-site facilities and third parties who provide services to healthcare entities. The loss of any key customer could have a material adverse effect upon our financial condition, business, prospects and results of operation. During the year ended December 31, 2018, our two largest customers represented approximately 57% of our revenues.

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

Employees

As of December 31, 2018, we had 292 full-time employees and five part-time employees, including 247 employees engaged in providing services, 22 employees engaged in sales and marketing, and 28 employees engaged in general and administrative activities. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe our employee relations are good.

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

The loss of any key customer could have a material adverse effect upon our financial condition, business, prospects, and results of operation.  Our two largest customers represented approximately 57% of our revenues for the year ended December 31, 2018.  As a result of the sale of our MPS business in March of 2019, we anticipate that these customers will represent less than 25% of revenue for 2019 and even less in subsequent years; although this is a significant reduction, a loss of any large customer could have a material impact on our operations that may require us to obtain equity funding or debt financing to continue our operations.  We cannot be certain that we will be able to obtain such financing on commercially reasonable terms, or at all.

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

Our business depends on generating and maintaining ongoing, profitable customer demand for our services and solutions, including through the adaptation and expansion of our services and solutions in response to ongoing changes in technology and offerings.  A significant reduction in such demand or an inability to respond to the evolving technological environment could materially affect our results of operations.

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

•take advantage of future opportunities; or

•respond to customers and competition.

We have a substantial amount of indebtedness which may adversely affect our financial resources and our ability to operate our business.

We are indebted to the former shareholders of CTEK Security, Inc. in the aggregate principal amount of approximately $6.1 million pursuant to promissory notes with maturity dates ranging from January 2019 to March 2023.  Our resulting substantial level of indebtedness and other financial obligations increase the possibility that we may be unable to pay, when due, the principal of, interest on, or other amounts due in respect of, our indebtedness.   If we are unable to pay our indebtedness under the aforementioned promissory notes when due, this could result in a default under the promissory notes. In such event, the lenders may elect (after the expiration of any applicable notice or grace periods) to declare all outstanding borrowings, together with accrued and unpaid interest and other amounts payable under the notes, to be immediately due and payable. Any such occurrence would have an immediate and materially adverse impact on our business and results of operations.

With the sale of our Managed Print Services assets, our business focus is narrower, and we are more dependent on the market’s acceptance of our cybersecurity and privacy products and services. If these products and services are not accepted by the market, any such rejection or delay in acceptance could have a material adverse impact on our business.

As disclosed in our recent public filings and discussed in the Business section of this Annual Report, in March 2019, we closed a transaction to sell the assets used in our Managed Print Services business (“MPS”). Following the sale of the MPS assets, we plan to focus on expanding our cybersecurity and privacy services and product offerings. However, there can be no guarantee that this more narrow business focus will succeed or that we will be able to grow our business or implement this new and more focused business strategy. If our cybersecurity and privacy products and services are not accepted by the market, or if the acceptance of these products and services is delayed or takes longer than anticipated, any such non-acceptance or delay in acceptance of our products or services by the market could have a proportionately larger material adverse impact on our business.

Achieving the desired benefits of recent changes in our business focus may be subject to a number of challenges and uncertainties which make it hard to predict the future success of each entity.

As noted, we recently sold the assets used in our MPS business and are planning to focus more on expanding our cybersecurity and privacy services and product offerings. As we transition from the MPS business to a business more focused on cybersecurity and privacy, achieving the anticipated benefits may be subject to a number of significant challenges and uncertainties, including, without limitation, changes in corporate culture; removal of prior business synergies between the current business and the MPS business; unforeseen expenses and delays resulting from the sale of the MPS business assets; and competitive factors in the marketplace.  We could also encounter unforeseen transaction and disposition-related costs or other circumstances such as unforeseen liabilities or other issues.  Many of these potential circumstances are outside of our control, and any of them could result in increased costs, decreased revenue, and the diversion of management time and attention.  If we are unable to achieve our objectives within our anticipated time frame, or at all, the expected benefits may not be realized fully or at all, or may take longer to realize than expected, which could have an adverse effect on our business, financial condition and results of operations.

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

The market for our Common Stock is volatile, having ranged since January 1, 2018 through December 31, 2018 from a low of $3.23 to a high of $5.45. The market price for our Common Stock has been, and is likely to continue to be, volatile. The following factors may cause significant fluctuations in the market price of shares of our Common Stock:

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

As of December 31, 2018, we had 9,630,050 shares of our Common Stock outstanding.

If all warrants, options and restricted stock grants outstanding as of December 31, 2018 are exercised prior to their expiration, up to approximately 1.5 million additional shares of Common Stock could become freely tradable. Such sales of substantial amounts of Common Stock in the public market could adversely affect the prevailing market price of our Common Stock and could also make it more difficult for us to raise funds through future offerings of Common Stock.

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

Some provisions of our Certificate of Incorporation, as amended, and Bylaws, as amended, as well as some provisions of Delaware, Texas or California law, may discourage, delay or prevent third parties from acquiring us, even if doing so would be beneficial to our stockholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We lease approximately 18,320 square feet of office space on the 2nd floor, referred to as Suite 200, and in a portion of the basement (the “Mission Viejo Premises”), in the building located at 27271 Las Ramblas, Mission Viejo, California 92691 (the “Mission Viejo Building”), pursuant to an Office Building Lease (the “Mission Viejo Lease”) dated June 26, 2015, with MVPlaza, Inc. (“Landlord”). The term of the Mission Viejo Lease commenced on or about October 1, 2015 and terminates in April 2021.  We lease approximately 3,600 square feet of office space at 11410 Jollyville Road, Suite 2201, Austin, Texas 78759. This lease terminates in September 2019. We also lease approximately 9,600 square feet of office space at 11940 Jollyville Road, Austin, Texas 78759. This lease terminates in May 31, 2020.

We sublease a portion of the Mission Viejo Premises containing approximately 4,500 square feet of space, a portion of which is located on the 2nd floor of the Mission Viejo Building, pursuant to a Standard Sublease Multi-Tenant dated January 23, 2019 (the “Total Vision Sublease”) with Total Vision, LLC, a Delaware limited liability company. The term of the Total Vision Sublease commenced on February 15, 2019, and terminates on April 15, 2021.

We sublease a portion of the Mission Viejo Premises containing approximately 12,620 square feet of space, a portion of which is located on the 2nd floor of the Mission Viejo Building and the basement within the same, pursuant to a Sublease Agreement dated March 20, 2019 (the “Vereco Sublease”) with Vereco, LLC. The term of the Vereco Sublease commenced on March 20, 2019, and terminates April 15, 2021.

We expect that the current leased premises will be satisfactory until the future growth of our business operations necessitates an increase in office space.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings, nor has any material proceeding been terminated during the fiscal year ended December 31, 2018.

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

The following table presents quarterly information on the high and low sales prices of our Common Stock for the fiscal years ended December 31, 2018 and 2017, furnished by the NYSE American and the OTCQB.

	High	Low
Fiscal Year Ended December 31, 2018
First Quarter	$ 5.45	$ 3.73
Second Quarter	$5.04	$ 3.60
Third Quarter	$4.15	$3.23
Fourth Quarter	$4.78	$3.66

Fiscal Year Ended December 31, 2017
First Quarter	$ 5.85	$ 2.37
Second Quarter	$6.72	$ 4.20
Third Quarter	$5.08	$3.08
Fourth Quarter	$4.25	$2.70

Holders

On March 26, 2019, we had approximately 65 stockholders of record. Certain of our shares are held in “nominee” or “street” name, and the number of beneficial owners of such shares are approximately 1,800.

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

Repurchases

During the fiscal year ended December 31, 2018, we did not repurchase any of our securities.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain information as of December 31, 2018 with respect to our existing equity compensation plans under which shares of our Common Stock are authorized for issuance.

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuances Under Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plan options approved by security holders (1)	539,926	$2.97	1,208,665
Equity compensation plan restricted stock units approved by security holders (2)	880,000	-	-
Equity compensation plans not approved by security holders (3)	77,779	$2.93	-
Total	1,497,705		1,208,665

(1)These plans consist of the 2001 Stock Option Plan, the 2003 Stock Option Plan, the 2004 Stock Option Plan, the 2007 Stock Option Plan and the 2011 Stock Incentive Plan, each as amended.

(2)Represents restricted stock units issued under the 2011 Stock Incentive Plan. Since this plan includes option grants, number of securities remaining available for future issuances is combined.

(3)From time to time and at the discretion of the Board, we may issue warrants to our key individuals or officers as performance-based compensation.

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

We provide a large selection of testing services offered on a standalone basis or customized into a package of services to fit our customers’ needs or offered as an industry accepted methodology-based Risk Assessment that meets requirements outlined by the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and Meaningful Use.

The HIPAA Risk Assessment is our flagship stand-alone service and combines several of our individual technical and physical assessment components into a single engagement aimed specifically at addressing the requirement for both a risk assessment as well as ongoing risk management processes for all organizations with a requirement to comply with HIPAA. We also offer an annual Risk Assessment as the base component of an ongoing holistic compliance management program, Compliance Assist Partner Program (“CAPP”), discussed more below.

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

We offer a menu of services to measure and strengthen an organization’s compliance with the HIPAA Privacy Rule, Health Information Technology for Economic and Clinical Health Act (“HITECH”) Breach Notification Rule, Federal Trade Commission consumer protection guidelines and state privacy standards. Using state of the art assessment tools and applying industry best practices, our teams identify areas to strengthen our customers privacy program, recommend solutions, and provide tools and training materials to enhance the culture of privacy and compliance within an organization.

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

To help organizations prepare for audits and investigations, CynergisTek offers a series of audit solutions that help organizations verify and validate that privacy and security programs meet compliance and business objectives. CynergisTek understands the regulatory and compliance environment and can help organizations enhance their risk management efforts through various types of audits. Our Compliance and Audit Services are delivered by our industry experts and provide an overall assessment of an organization’s audit readiness.

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

Our Vendor Security Management service is a fully automated solution employing our proprietary Risk Sonar application.  Our program provides a cloud-based solution with a client portal that enables CynergisTek to conduct security reviews of the customers third-party supply chain vendors and provide the results back to the customer.

Our incident response service provides a proactive approach to assess, define, and prepare for a variety of cyber incidents. Our program ensures an organization has the right technologies, people and processes in place to respond to an incident in an efficient and effective manner. We expect that our services will help improve an organization’s ability to respond and recover from a cyber incident ranging from an attack or breach, to a system outage. We offer them as one-time engagements or as a part of a bundled, ongoing Incident Response Managed Service.

Prior to March 20, 2019, we provided document solutions for the healthcare industry.  We offered hospitals and health systems comprehensive services and solutions to support the document life cycle. We provided a vendor neutral program that enhanced security of printed, stored data and digital documents while driving out costs and inefficiencies within the patient information logistical chain.  .

We have been an industry leader in document solutions for the healthcare industry for many years, offering hospitals and health systems comprehensive services and solutions to support the document life cycle. We provide a vendor neutral program that enhances security of printed, stored data and digital documents while driving out costs and inefficiencies within the patient information logistical chain. We no longer provide these types of services.  Due to this change we will see a reduction in our revenues and earnings until we are able to grow our cybersecurity business

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

Prior to our sale of the MPS business in March 2019, our contracts with managed print service customers included provisions that related to guaranteed savings amounts and shared savings. Such provisions were considered by management during our initial proprietary client assessment. Our historical settlement of such amounts had been within management’s estimates.

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

Office Equipment, Hardware and Software Resales

Revenues from office equipment sales transactions are recognized upon delivery of the contracted performance obligation. For equipment that is to be installed at a customer’s location at a future date, revenue is deferred until the installation of such equipment.

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

New Customer Implementation Costs

We ordinarily incurred additional costs to implement our services for new customers.  These costs are comprised primarily of additional labor and support.  These costs were expensed as incurred and have a negative impact on our statements of operations and cash flows during the implementation phase.

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

Impairment Review of Goodwill and Intangible Assets

We periodically evaluate our intangible assets and goodwill relating to acquisitions for impairment. Goodwill is not amortized but is evaluated at least annually at year end for any impairment in the carrying value. We review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, the following: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and a significant negative industry or economic trend for a sustained period. Goodwill and intangible asset impairment assessments are generally determined based on fair value techniques, including determining the estimated future discounted and undiscounted cash flows over the remaining useful life of the asset. Those models require estimates of future revenue, profits, capital expenditures and working capital for each reporting unit. We estimate these amounts by evaluating historical trends, the current state of the Company’s industries and the economy, current budgets, and operating plans. Determining the fair value of reporting units and goodwill includes significant judgment by management and different judgments could yield different results. Any resulting impairment loss could have a material impact on our financial condition and results of operations.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial reporting requirements and those imposed under federal and state tax laws.  Deferred taxes are provided for timing differences in the recognition of revenue and expenses for income tax and financial reporting purposes and are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred income tax expense represents the change during the period in the deferred tax assets and liabilities.  Realization of the deferred tax asset is largely dependent on generating sufficient taxable income in future years.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all the deferred tax assets will not be realized. Use of our net operating loss deferred assets may be limited by changes in our ownership.

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

Results of Operations

Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

Net Revenue

Revenue decreased by $532,488 to $71,106,459 for the year ended December 31, 2018, as compared to the same period in 2017.  We increased our cybersecurity consulting and professional services revenues by approximately $3,000,000 as a result of our successful sales efforts in gaining share while also benefiting from a backdrop of the industry-wide labor shortage of cyber-security professionals. Our office equipment, hardware & software resales grew by approximately $1,600,000 due to customer needs to refresh their print equipment. Offsetting these increases, managed service revenues were approximately $5,100,000 lower in 2018 due primarily to nonrenewal of long-term managed print related contracts.

Cost of Revenues

Cost of revenue consists of salaries and expenses of direct labor and indirect support staff as well as document imaging equipment, parts and supplies.  Cost of revenue was $50,233,836 for the year ended December 31, 2018, as compared to $50,739,359 for the same period in 2017. We incurred approximately $800,000 less in staffing costs, including contract labor, approximately $900,000 less in supplies and third-party services, and approximately $300,000 less in travel costs, largely as a result of the net reduction in managed print related services contracts. Equipment costs increased by approximately $1,500,000 in 2018, directly as a result of the increase in equipment revenues from copier fleet refresh activities.

Gross margin dollars for 2018 remained steady at $20,872,623 compared to $20,899,588 in 2017. Gross margin percentage similarly remained steady at 29% of revenue for both 2018 and 2017 as we reacted operationally to changes in our revenue mix.

Sales and Marketing

Sales and marketing expenses include salaries, commissions and expenses for sales and marketing personnel, travel and entertainment, and other selling and marketing costs. Sales and marketing expenses were $5,720,421 for the year ended December 31, 2018, as compared to $5,747,758 for the same period in 2017. Sales staff compensation decreased by approximately $200,000 and tradeshow and program related marketing expenses were approximately $200,000 more in 2018 as we actively pursued new business.

General and Administrative

General and administrative expenses include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses and other administrative costs. General and administrative expenses increased by $412,067 to $8,074,553 for the year ended December 31, 2018, as compared to $7,662,486 for the same period in 2017. The increase in general and administrative expenses is attributed to 1) approximately $600,000 in severance paid to a departed executive, accounting and other administrative staff related to CTEK Security; 2) approximately $100,000 increase in administrative salaries and related costs reflective of hiring additional recruiting and IT positions; 3) approximately $300,000 increase in stock compensation expense as a result of an increase in the issuance of restricted stock units to key employees and board members; 4) approximately $300,000 decrease in professional fees in 2018, where in 2017 professional fees were incurred in connection with the acquisition of CTEK Security as well as to reincorporate in Delaware and change the Company name, and 5) approximately $300,000 less in office and travel costs in 2018 where there was an increase in 2017 as a result of the integration of the newly acquired CTEK Security Texas office.

Change in Valuation of Contingent Earn-Out

In both 2017 and 2018, we performed a valuation of the contingent earn-out to the sellers of CTEK Security, Inc. In 2017, our valuation resulted in a markdown of the previous estimate by $1,394,000. For 2018, we incurred $260,000 in earn-out charges for meeting 2018 criteria and we accrued an additional $178,269 related to the potential for payout for meeting earn-out criteria in 2019 and 2020.

Depreciation

Depreciation remained steady at $348,633 for the year ended December 31, 2018 as compared to $383,419 for the same period in 2017.

Amortization

Amortization expense decreased by $269,811 to $1,810,935 for the year ended December 31, 2018 compared to the $2,080,746 for same period in 2017. The decrease is a primarily a result of impairment charges taken in 2017 on identified intangible assets associated with the acquisitions of Delphiis, Inc. and Redspin which would otherwise be amortized in future periods.

Impairment of Goodwill and Intangible Assets

In 2017, we recognized an impairment charge of $180,726 related to the identified intangible assets we acquired with Delphiis, Inc. and Redspin. There was no impairment in 2018.

Other Income (Expense)

Interest expense for the year ended December 31, 2018 was $1,449,863 compared to $1,526,653 for the same period in 2017.  The decrease was primarily due to a lower interest rate on the bank term loan for the comparable period.

Income Tax Benefit (Expense)

Income tax expense was $1,132,166 for the year ended December 31, 2018 as compared to $2,365,476 in 2017. Income tax expense is based on estimated annual income tax rates that we anticipate for the tax years. The lower 2018 effective tax rate is reflective of lower U.S. corporate income tax rates compared with 2017, while income tax expense in 2017 also included an approximately $1,500,000 discrete expense resulting from revaluation of deferred taxes due to the recent changes in tax law.

Liquidity and Capital Resources

At December 31, 2018, our cash and cash equivalents were $6,571,381 and our working capital was $7,815,718. Our principal cash requirements are for operating expenses, including equipment, supplies, employee costs and capital expenditures as well as debt service to our bank term loan and related party sellers’ notes. Our primary sources of cash are revenues from operations and our bank line of credit.

During the year ended December 31, 2018, our cash provided by operating activities amounted to $6,290,616, as compared to $1,433,713 provided by operating activities for the same period in 2017. The increase in cash provided by operating activities in 2018 is primarily due to a significant improvement in accounts receivable collections from the previous year.

In March 2018, we restructured our debt and paid $6,750,000 of $9,000,000 in sellers’ notes related to the acquisition of CTEK Security, Inc. and repaid approximately $11,200,000 remaining on a bank term loan. To fund this, we borrowed $17,250,000 under a new five-year term loan agreement with a bank where we also have in place the availability of a $5,000,000 line of credit, subject to borrowing base limits. The $17.25 million of debt under term loan with a maturity date of September 12, 2022 and the promissory notes to the former shareholders of CTEK Security, Inc. in the aggregate principal amount of approximately $6.3 million with maturity dates ranging from January 2019 to March 2023 substantially increased our level of indebtedness

On October 10, 2017, we filed a registration statement on Form S-3 to register an indeterminate number of securities.  On November 22, 2017, we filed an Amendment No. 1 to such registration statement on Form S-3 to update the information in the registration statement.  The registration statement covers such indeterminate principal amount or number of shares of Common Stock, debt securities, warrants and number of units of the registrant with an aggregate initial offering price not to exceed $15,000,000. The registration statement on Form S-3 was declared effective on November 22, 2017.

We may seek additional financing or equity raises; however, there can be no assurance that additional financing will be available on acceptable terms, if at all. Any financing or equity raises may result in dilution to existing stockholders and any debt financing may include restrictive covenants.  Management believes that cash generated from debt and/or equity financing arrangements along with future cash flows from operations, together with cash reserves will be sufficient to sustain our business operations over at least the next twelve months.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist primarily of conventional operating leases and purchase and other commitments arising in the normal course of business, as further discussed below under the section “Contractual Obligations, Contingent Liabilities and Commitments.” As of December 31, 2018, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations, Contingent Liabilities and Commitments

As of December 31, 2018, expected future cash payments, including interest portions, related to contractual obligations, contingent liabilities, and commitments were as follows:

	Payments Due by Period
	Total	Within 1 year	Year 2-3	Year 4-5	More than 5 years
Term loans and promissory notes	$25,131,063	$4,370,235	$7,447,538	$13,313,290	$-
Capital leases	156,036	93,094	62,942	-	-
Operating leases	1,299,577	654,049	645,558	-	-
Total	$26,586,676	$5,117,348	$8,156,038	$13,313,290	$-

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report, pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of the end of the period covered by this Annual Report, were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Management conducted an assessment of the effectiveness, as of December 31, 2018, of our internal control over financial reporting, based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on their assessment under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal controls that occurred during the last fiscal quarter of 2018 that has materially affected, or is reasonably likely to materially affect, such controls.

ITEM 9B.OTHER INFORMATION.

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information with respect to our executive officers and directors appearing in our Definitive Proxy Statement which is expected to be filed with the SEC on or prior to April 19, 2019 in connection with the 2019 Annual Meeting of Stockholders (“Proxy Statement”) is hereby incorporated by reference.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CynergisTek, Inc. (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively, the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

Emphasis of a Matter

As disclosed in Note 18 to the consolidated financial statements, the Company sold its assets used in the provision of its managed print services business division in March 2019. Our opinion is not modified with respect to this matter.

Adoption of New Accounting Pronouncement

As described in Note 1 to the consolidated financial statements, the Company changed its method of accounting for revenues and certain customer contract costs effective January 1, 2018, due to the adoption of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers.

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

/s/ HASKELL & WHITE LLP

We have served as the Company’s auditor since 2005.

Irvine, California

March 27, 2019

CYNERGISTEK, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$6,571,381	$4,252,060
Accounts receivable, net	10,696,738	13,264,323
Prepaid and other current assets	3,544,521	557,426
Supplies	1,184,474	1,156,006
Total current assets	21,997,114	19,229,815

Property and equipment, net	636,227	831,784
Deposits	87,778	87,376
Deferred income taxes	2,146,020	3,120,310
Intangible assets, net	9,089,989	10,900,924
Goodwill	18,525,206	18,525,206
Total assets	$52,482,334	$52,695,415
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$6,098,548	$9,631,634
Accrued compensation and benefits	2,817,823	3,711,551
Deferred revenue	1,806,632	1,425,821
Note payable	343,750	-
Current portion of long-term liabilities	3,114,643	5,494,837
Total current liabilities	14,181,396	20,263,843

Long-term liabilities:
Term loan, less current portion	12,851,617	9,438,333
Promissory notes, less current portion	5,015,625	6,000,000
Capital lease obligations, less current portion	60,537	147,861
Total long-term liabilities	17,927,779	15,586,194
Commitments and contingencies
Stockholders’ equity:
Common stock, par value at $0.001, 33,333,333 shares authorized, 9,630,050 shares issued and outstanding at December 31, 2018 and 9,576,028 shares issued and outstanding at December 31, 2017	9,630	9,576
Additional paid-in capital	31,910,831	31,156,362
Accumulated deficit	(11,547,302)	(14,320,560)
Total stockholders’ equity	20,373,159	16,845,378
Total liabilities and stockholders’ equity	$52,482,334	$52,695,415

The accompanying notes are an integral part of these consolidated financial statements.

CYNERGISTEK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2018	2017
Net revenues	$71,106,459	$71,638,947
Cost of revenues	50,233,836	50,739,359
Gross profit	20,872,623	20,899,588
Operating expenses:
Sales and marketing	5,720,421	5,747,758
General and administrative expenses	8,074,553	7,662,486
Change in valuation of contingent earn-out	438,269	1,394,000
Depreciation	348,633	383,419
Amortization of acquisition-related intangibles	1,810,935	2,080,746
Impairment of goodwill and intangible assets	-	180,726
Total operating expenses	16,392,811	17,449,135
Income from operations	4,479,812	3,450,453
Other income (expense):
Interest expense	(1,449,863)	(1,526,653)
Loss on disposition of fixed assets	(4,244)	-
Other miscellaneous income (expense)	53	(675)
Total other income (expense)	(1,454,054)	(1,527,328)

Income before provision for income taxes	3,025,758	1,923,125
Income tax expense	(1,132,166)	(2,365,476)
Net income (loss)	$1,893,592	$(442,351)

Net income (loss) per share:
Basic	$0.20	$(0.05)
Diluted	$0.19	$(0.05)

Number of weighted average shares outstanding:
Basic	9,608,312	9,425,281
Diluted	9,873,011	9,425,281

The accompanying notes are an integral part of these consolidated financial statements.

CYNERGISTEK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2018 AND 2017

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at January 1, 2017	8,185,936	$8,186	$27,985,448	$(13,878,209)	$14,115,425
Stock compensation expense for options and warrants granted to employees and directors	-	-	78,652	-	78,652
Stock compensation expense for restricted stock units granted to employees	-	-	255,201	-	255,201
Stock options and warrants exercised	223,216	224	66,228	-	66,452
Common stock issued in connection with the acquisition of CTEK Security, Inc.	1,166,666	1,166	2,770,833	-	2,771,999
Reverse stock split round-up shares issued	210	-	-	-	-
Net loss	-	-	-	(442,351)	(442,351)
Balance at December 31, 2017	9,576,028	9,576	31,156,362	(14,320,560)	16,845,378
Cumulative effect of adoption of revenue recognition standard ASC 606 (Note 4)	-	-	-	879,666	879,666
Stock compensation expense for options and warrants granted to employees and directors	-	-	36,777	-	36,777
Stock compensation expense for restricted stock units granted to employees	-	-	717,746	-	717,746
Stock options exercised	54,022	54	(54)	-	-
Net income	-	-	-	1,893,592	1,893,592
Balance at December 31, 2018	9,630,050	$ 9,630	$ 31,910,831	$ (11,547,302)	$ 20,373,159

The accompanying notes are an integral part of these consolidated financial statements.

CYNERGISTEK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017
Cash flows provided by operating activities:
Net income (loss)	$1,893,592	$(442,351)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	348,633	383,419
Amortization of intangible assets	1,810,935	2,080,746
Impairment of intangible assets	-	180,726
Bad debt	109,673	109,207
Stock compensation for options and warrants granted to employees and directors	36,777	78,652
Stock compensation for restricted stock units granted to employees and directors	717,746	255,201
Loss on disposition of property and equipment	4,244	-
Note payable issued in consideration of severance pay	343,750	-
Change in valuation of contingent earn-out	(438,269)	1,394,000
Change in net deferred tax assets	974,290	2,162,221
Interest expense related to loan acquisition costs	25,366	-
Changes in operating assets and liabilities:
Accounts receivable	2,457,912	(2,032,647)
Prepaid and other current assets	(2,107,429)	227,154
Supplies	(28,468)	(68,688)
Deposits	(402)	(45,854)
Accounts payable and accrued expenses	655,183	(2,513,776)
Accrued compensation and benefits	(893,728)	180,873
Deferred revenue	380,811	(515,170)
Net cash provided by operating activities	6,290,616	1,433,713
Cash flows used for investing activities:
Purchases of property and equipment	(156,487)	(286,189)
Amount paid to purchase CTEK Security, Inc., net of cash received	-	(13,448,522)
Net cash used for investing activities	(156,487)	(13,734,711)
Cash flows provided by (used for) financing activities:
Proceeds from term loan	17,250,000	14,000,000
Payments on term loan	(13,666,546)	(3,431,667)
Payments on notes payable to related parties	(7,171,875)	-
Loan acquisition fees paid	(111,250)	-
Payments on capital leases	(115,137)	(172,571)
Proceeds from exercise of options and warrants	-	66,452
Net cash provided by (used for) financing activities	(3,814,808)	10,462,214
Net change in cash and cash equivalents	2,319,321	(1,838,784)
Cash and cash equivalents, beginning of year	4,252,060	6,090,844
Cash and cash equivalents, end of year	$6,571,381	$4,252,060

The accompanying notes are an integral part of these consolidated financial statements.

CYNERGISTEK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year Ended December 31,
	2018	2017
Supplemental disclosure of cash flow information:
Interest paid	$1,504,092	$1,285,261
Income tax paid	$366,104	$517,774

Non-cash investing and financing activities:
Property and equipment acquired through capital leases	$10,920	$128,939
Disposition of fully depreciated property and equipment	$651,902	$-
Common stock issued in connection with the acquisition of CTEK Security, Inc.	$-	$2,771,999
Promissory notes issued in connection with the acquisition of CTEK Security, Inc.	$-	$9,000,000
Initial fair value of earn-out liability in connection with the acquisition of CTEK Security, Inc.	$-	$2,356,000

The accompanying notes are an integral part of these consolidated financial statements.

CYNERGISTEK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

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

Our contracts with managed print services customers may include provisions that relate to guaranteed savings amounts and shared savings. Such provisions are considered by management during our initial proprietary client assessment. Our historical settlement of such amounts has been within management’s estimates.

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

Office Equipment, Hardware and Software Resales

Revenues from office equipment sales transactions are recognized upon delivery of the contracted performance obligation. For equipment that is to be installed at a customer’s location at a future date, revenue is deferred until the installation of such equipment.

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

Supplies

Supplies consist of parts and supplies for automated office equipment, including copiers, facsimile machines and printers. Supplies are valued at the lower of cost or net realizable value on a first-in, first-out basis.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation of the property and equipment is provided using the straight-line method over the assets’ estimated economic lives, which range from two to seven years. Expenditures for maintenance and repairs are charged to expense as incurred.

Goodwill and Intangible Assets

The Company accounts for its business combinations in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 805-10 through ASC 805-50, “Business Combinations” which requires that the purchase method of accounting be applied to all business combinations and addresses the criteria for initial recognition of intangible assets and goodwill. In accordance with FASB ASC 350-10 through ASC 350-30, goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment annually, or more frequently if circumstances indicate the possibility of impairment. If the carrying value of goodwill or an indefinite lived intangible asset exceeds its fair value, an impairment loss shall be recognized. Based on management’s tests and reviews, no impairment of goodwill occurred during the years ended December 31, 2017 and 2018.

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

Long-Lived Assets

In accordance with ASC Topic 350, long-lived assets, such as definite lived intangible assets, to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If there are indications of impairment, we use future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less the cost to sell. During the year ended December 31, 2017, management determined there was impairment of certain definite lived intangible assets associated with the Delphiis and Redspin acquisitions (Note 6).

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, line of credit and capital lease obligations approximate fair value due to the short-term nature of these financial instruments. The carrying amount of our debt to financial institutions approximates its fair value as we believe the credit markets have not materially changed since the original borrowing dates, and related interest rates are variable.

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

For the years ended December 31, 2018 and 2017, stock-based compensation expense recognized in the consolidated statements of operations is as follows:

	Year Ended December 31,
	2018	2017
Cost of revenues	$149,486	$80,771
Sales and marketing	150,937	124,099
General and administrative expenses	454,100	128,983
Total stock-based compensation expense	$754,523	$333,853

The weighted average estimated fair value of stock options granted during 2017 was $0.96 per share. There were no stock option grants in 2018. This amount was determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the expected life of the option. The assumptions used in the Black-Scholes model were as follows for stock options granted:

	2018	2017
Risk-free interest rate	-	0.38%
Expected volatility of our Common Stock	-	46.29%
Dividend yield	-	0%
Expected life of options	-	3 years

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

Basic and Diluted Net Income (Loss) Per Share

In accordance with ASC Topic 260, “Earnings Per Share,” basic net income per share is calculated using the weighted average number of shares of Common Stock issued and outstanding during a certain period and is calculated by dividing net income by the weighted average number of shares of Common Stock issued and outstanding during such period. Diluted net income per share is calculated using the weighted average number of common and potentially dilutive common shares outstanding during the period, using the as-if converted method for secured convertible notes, and the treasury stock method for options and warrants.

As of December 31, 2018, potentially dilutive securities consisted of options and warrants to purchase 586,849 shares of our Common Stock at prices ranging from $1.65 to $4.05 per share. Of these potentially dilutive securities, only 194,669 of the shares of Common Stock underlying the options and warrants were included in the computation of diluted earnings per share, because the effect of including the remaining instruments would be anti-dilutive. Also included in potentially dilutive securities are 70,000 shares of restricted stock units which vested in October 2018, but at the discretion of the holders had not been issued by year end.

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

The following table sets forth the computation of basic and diluted net (loss) income per share:

	Year Ended December 31,
	2018	2017
Numerator:
Net income (loss)	$1,893,592	$(442,351)

Denominator:
Denominator for basic calculation weighted averages	9,608,312	9,425,281

Dilutive Common Stock equivalents:
Options and warrants	194,699	-
Restricted stock units vested but not issued	70,000	-
Denominator for diluted calculation weighted average	9,873,011	9,425,281

Net income (loss) per share:
Basic net income (loss) per share	$0.20	$(0.05)
Diluted net income (loss) per share	$0.19	$(0.05)

Segment Reporting

Based on the Company’s recent integration with CTEK Security and an analysis of how our Chief Operating Decision Makers review, manage and are compensated, we have determined that the Company operates in three segments: services, equipment and software resale. Equipment and software resale do not satisfy the quantitative thresholds to report as a separate operating segment, and therefore not presented separately from services. For the years ended December 31, 2018 and 2017, all revenues were derived from domestic operations.

New Accounting Pronouncements

In February 2016, the FASB issued a new accounting standard on leasing. The new standard will require companies to record most leased assets and liabilities on the balance sheet, and also proposes a dual model for recognizing expense. This guidance is effective in the first quarter of 2019 with early adoption permitted. We have evaluated the impact of adopting this guidance and we are preparing for the changes to be made to our consolidated financial statements. We expect the adoption of these accounting changes will materially increase our assets and liabilities but will not have a material impact on our net income or equity.

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

In August 2016, the FASB issued a new accounting standard which is intended to reduce the existing diversity in practice in how certain cash receipts and cash payments are classified in the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years with early adoption permitted, provided that all of the amendments are adopted in the same period. We expect the adoption of these accounting changes will not have a material impact on our consolidated financial statements.

In January 2017, the FASB issued a new accounting standard which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. This guidance will be effective for the Company for the year ending December 31, 2019 and interim reporting periods within that year. Early adoption is permitted for transactions that have not been reported in financial statements that have been issued or made available for issuance. We expect the adoption of these accounting changes will not have a material impact on our consolidated financial statements.

In May 2017, the FASB issued a new accounting standard which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in ASC Topic 718. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. This guidance will be effective for the year ending December 31, 2019 and interim reporting periods within that year. Early adoption is permitted. We expect the adoption of this guidance will not have a material effect on our consolidated financial statements.

In June 2018, the FASB issued a new accounting standard which provides guidance that expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The new guidance is effective for the Company beginning in 2019, with early adoption permitted. We expect the adoption of this guidance will not have a material impact on our consolidated financial statements.

In August 2018, the FASB issued a new accounting standard which modifies the disclosure requirements on fair value measurements. This guidance will be effective for fiscal years beginning after December 15, 2019. The amendments related to the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively. All other amendments should be applied retrospectively. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this guidance and delay adoption of the additional disclosures until their effective date. We do not anticipate adoption to have a material impact on our consolidated financial statements.

(2)Revenues

On January 1, 2018, we adopted Topic 606 using a modified retrospective method applied to those customer contracts which were not completed as of January 1, 2018. There was no change in revenues reported using this method as compared to the previous guidance. Below is a summary of our revenues disaggregated by revenue source.

	Year Ended December 31,
	2018	2017
Managed services	$53,744,113	$58,894,359
Consulting & professional services	10,497,677	7,487,218
Office equipment, hardware & software resales	6,864,669	5,257,370
Net revenues	$71,106,459	$71,638,947

(3)Accounts Receivable

A summary of accounts receivable follows:

	As of December 31,
	2018	2017
Trade receivables	$11,484,558	$14,451,899
Unapplied advances and unbilled revenue, net	(787,821)	(1,081,025)
Allowance for doubtful accounts	-	(106,551)
	$10,696,738	$13,264,323

(4)Deferred Commissions

Our incremental costs of obtaining a contract, which consist of sales commissions on multi-year contracts, are deferred and amortized over the period of contract performance. Effective January 1, 2018, when we adopted the modified retrospective method of the new revenue recognition pronouncement, we increased deferred commissions by $879,666 with a corresponding increase in beginning retained earnings. Deferred commissions are included in prepaid and other current assets in our consolidated balance sheets. As of December 31, 2018, we had $991,175 related to unamortized deferred commissions. We had $854,234 of commissions expense for the year ended December 31, 2018. Commissions expense for the year ended December 31, 2017 was $809,753. If we had recognized commissions expense under the full retrospective approach, commission expense would have been $682,154, for the year ended December 31, 2017.

(5)Property and Equipment

A summary of property and equipment follows:

	As of December 31,
	2018	2017
Furniture and fixtures	$309,428	$316,925
Computers and office equipment	905,545	1,009,292
Fleet equipment	274,505	668,249
Leasehold improvements	140,052	140,052
	1,629,530	2,134,518
Less accumulated depreciation and amortization	(993,303)	(1,302,734)
	$636,227	$831,784

Depreciation expense for property and equipment amounted to $348,633 and $383,419 for the years ended December 31, 2018 and 2017, respectively.

(6)Intangible Assets and Goodwill

Intangible assets are amortized over expected useful lives ranging from 1.5 to 10 years and consist of the following as of December 31, 2018 and 2017:

	December 31, 2018				December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment
Delphiis, Inc.
Acquired technology	$ 900,000	$ (259,004)	$ (547,484)	$ 900,000	$ (242,002)	$ (547,484)
Customer relationships	400,000	(233,257)	(166,743)	400,000	(233,257)	(166,743)
Trademarks	50,000	(50,000)	-	50,000	(50,000)	-
Non-compete agreements	20,000	(17,292)	(2,708)	20,000	(17,292)	(2,708)
Total Delphiis, Inc.	$ 1,370,000	$ (559,553)	$ (716,935)	$ 1,370,000	$ (542,551)	$ (716,935)

Redspin
Acquired technology	$ 1,050,000	$ (313,287)	$ (331,908)	$ 1,050,000	$ (248,519)	$ (331,908)
Customer relationships	600,000	(550,000)	(50,000)	600,000	(550,000)	(50,000)
Trademarks	200,000	(93,978)	(106,022)	200,000	(93,978)	(106,022)
Non-compete agreements	100,000	(46,951)	(53,049)	100,000	(46,951)	(53,049)
Total Redspin	$ 1,950,000	$ (1,004,216)	$ (540,979)	$ 1,950,000	$ (939,448)	$ (540,979)

CTEK Security, Inc.
Acquired technology	$ 8,150,000	$ (1,630,000)	$ -	$ 8,150,000	$ (815,000)	$ -
Customer relationships	2,150,000	(1,075,000)	-	2,150,000	(537,500)	-
Trademarks	1,550,000	(620,000)	-	1,550,000	(310,000)	-
Non-compete agreements	200,000	(133,328)	-	200,000	(66,663)	-
Total CTEK Security, Inc.	$ 12,050,000	$ (3,458,328)	-	$12,050,000	$ (1,729,163)	$ -

Total intangible assets	$ 15,370,000	$ (5,022,097)	$ (1,257,914)	$15,370,000	$ (3,211,162)	$ (1,257,914)

The amortization of intangible assets expected in future years is as follows:

December 31,	Amortization
2019	$1,810,942
2020	1,744,271
2021	1,206,771
2022	896,771
2023	896,771
Thereafter	2,534,463
Total	$9,089,989

Goodwill

Goodwill consists of the following as of December 31, 2018 and 2017:

	December 31, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment	Net Carrying Amount

CTEK Solutions, Inc	$ 1,517,017	$ -	$ 1,517,017	$ 1,517,017	$ -	$ 1,517,017
Delphiis, Inc.	956,639	(837,126)	119,513	956,639	(837,126)	119,513
Redspin	1,192,000	(719,387)	472,613	1,192,000	(719,387)	472,613
CTEK Security, Inc.	16,416,063	-	16,416,063	16,416,063	-	16,416,063
Total goodwill	$ 20,081,719	$ (1,556,513)	$18,525,206	$20,081,719	$ (1,556,513)	$18,525,206

When the Company performed its annual impairment testing as of December 31, 2018, we concluded that there was no goodwill impairment, When the Company performed its annual impairment testing for Delphiis, Inc. and Redspin as of December 31, 2017, we concluded there were indicators of potential intangible asset and goodwill impairment based on the performance of these business units and changes in the Company’s short and long-term strategy and outlook for these units.

The Company first performed a quantitative impairment analysis of the intangible assets and then a quantitative impairment analysis of goodwill as of December 31, 2017. With respect to the intangible asset analysis, management estimated future undiscounted free cash flows associated with the intangibles assets and determined that they were less than the related carrying values as of December 31, 2017. As a result, the Company recognized aggregate impairment charges of $180,726 for the year ended December 31, 2017.

(7)Deferred Revenue

We record deferred revenues when amounts are billed to customers, or cash is received from customers, in advance of our performance. $578,725 and $950,682 of managed services revenues were recognized during the years ended December 31, 2018 and 2017, respectively, that was included in deferred revenue at the beginning of the respective periods. $617,522 and $427,630 of consulting and professional services revenues were recognized during the years ended December 31, 2018 and 2017, respectively, that was included in deferred revenue at the beginning of the respective periods.

(8)Remaining Performance Obligations

Remaining performance obligations represent the amount of revenue from fixed-fee contracts, including those which have potential early cancellation provisions, for which work has not been performed. As of December 31, 2018, approximately $25,000,000 of revenue from fixed-fee contracts is expected to be recognized from these remaining performance obligations. We expect to recognize revenue on approximately 87% of these remaining performance obligations over the next 24 months, with the balance thereafter. We elected to utilize the practical expedient exemption to exclude from this disclosure the amount of revenue from contracts which are not fixed-fee and where we do not have the right to invoice until the services have been performed.

(9)Line of Credit and Term Loan

On January 13, 2017, as part of the acquisition of CTEK Security, Inc. (formerly CynergisTek, Inc.), we entered into an Amended and Restated Credit Agreement (the “A&R Credit Agreement”).  The A&R Credit Agreement amended a loan and security agreement originally entered into on May 4, 2012, as amended by several amendments.  Under the A&R Credit Agreement, the term of the revolving line-of-credit was available through January 13, 2019 at an interest rate of prime plus 1.0% per annum.  The amount available to us at any given time was the lesser of (a) $5.0 million, or (b) the amount available under our borrowing base (80% of our eligible accounts receivable, minus (1) accrued client lease payables, and minus (2) accrued equipment pool liability). As of December 31, 2017, no amounts were outstanding under the line of credit.  The A&R Credit Agreement provided a term loan facility for $14,000,000. As of December 31, 2017, outstanding borrowings under the term loan were $11,818,333 at an interest rate of 6.0%.  We were in compliance with all covenants set forth in the A&R Credit Agreement as of December 31, 2017.

The foregoing descriptions of the A&R Credit Agreement is qualified in its entirety by reference to the actual terms and conditions of such agreement, which is found in our Form 8-K filed on January 17, 2017 as Exhibit 99.7 thereto.

Interest charges associated with borrowings on the line of credit were zero and $1,285 for the years ended December 31, 2018 and 2017, respectively. In addition, on January 13, 2017, we paid a $25,000 revolving loan commitment fee.

Interest charges associated with the term loans, including loan origination costs, totaled $133,914 and $706,872, respectively for the years ended December 31, 2018 and 2017, respectively. In addition, on January 13, 2017, we paid a $70,000 term loan commitment fee.

As additional consideration for the original Loan and Security Agreement, we issued a 5-year warrant to purchase up to 24,033 shares of our Common Stock at an exercise price of $4.16 per share. On April 6, 2017, we entered into a warrant repurchase agreement whereby we paid $4,743 to repurchase these warrants.

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

Loan Facilities

Term Loan:  Pursuant to the Credit Agreement, the Bank agreed to provide a term loan in the amount of $17,250,000 to the Company, which was paid in accordance with the purpose of the BMO Loan as described above.  Pursuant to the Credit Agreement, the Company may elect that the term loan be outstanding as Base Rate Loans or Eurodollar Loans. The term loan is payable in principal payment installments on the last day of each fiscal quarter, commencing on June 30, 2018. All principal and interest not sooner paid on the term loan shall be due and payable on September 12, 2022, the final maturity thereof. As of December 31, 2018, outstanding borrowings under the term loan were $15,401,786 at an interest rate of 5.89%.

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

Beginning June 30, 2018, we are required to maintain certain financial covenants in connection with the Credit Agreement, including a total leverage ratio, a senior leverage ratio, and a fixed charge coverage ratio. These covenants contain ratios which change over relevant periods of the Credit Agreement and can be found in Section 7.13 of the Credit Agreement. As of December 31, 2018, we were in compliance with all of the Credit Agreement’s financial covenants.

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

There were no borrowings on the BMO line of credit for the year ended December 31, 2018. During the year ended December 31, 2018, we paid $43,375 in revolving loan commitment fees associated with the line of credit.

Interest charges associated with the BMO term loan totaled $759,454 for the year ended December 31, 2018. In addition, in March 2018, we paid a $86,250 commitment fee associated with the term loan.

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

Also pursuant to the Separation Agreement, the Company paid off the outstanding amount due under the Hernandez Seller Note and paid Hernandez a severance payment consisting of a $250,000 payment upon execution of the Separation Agreement and the delivery of a promissory note in the original principal amount of $343,750 (the “Severance Payment Note”). The Severance Payment Note bore interest at a rate of 5% per annum, compounded annually, allowed for prepayment by the Company, matured and was paid on January 10, 2019.

Amounts due and owing under the Earn-out Note and Severance Payment Note are subordinate to the right of payment due under the BMO Loan pursuant to a Subordination Agreement among the Company, the Bank and Hernandez.

Amendment to CTEK Security, Inc. (formerly CynergisTek, Inc.) Stock Purchase Agreement; Amended and Restated Promissory Note

On March 12, 2018, the Company, CTEK Security and McMillan entered into an Amendment to Stock Purchase Agreement (“Amendment”). Pursuant to the Amendment, certain provisions of the Stock Purchase Agreement dated as of January 13, 2017 which memorialized the acquisition of CTEK Security, Inc. (formerly CynergisTek, Inc.) (the “Original SPA”) related to the Earn-Out (as defined in the Original SPA and described in the Company’s Form 8-K dated January 13, 2017) were amended. The earn-out provisions were amended to remove all obligations to make earn-out payments to Hernandez. As to McMillan, the Amendment modified the maximum earn-out payment which could be earned by McMillan to $1,200,000, with a maximum of $400,000 per year based on revised performance metrics (rather than the benchmarks described in the Original SPA) during the 2018, 2019 and 2020 calendar years, as determined by the Company’s board of directors and/or a committee thereof.  As a result of the Amendment, the Company accrued $438,269, and recorded a corresponding operating expense, for the estimated fair value of the expected earn-out.

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

(10)Promissory Notes

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

As part of the debt restructuring with BMO Harris Bank N.A. (Note 10), on March 12, 2018, the Company repaid $2,250,000 plus accrued interest on the McMillan Seller Note.  The Company and Mr. McMillan agreed to amend and restate the McMillan Seller Note pursuant to the A&R McMillan Seller Note.  The A&R McMillan Seller Note is in the principal amount of $2,250,000, bears interest at a rate of 8% per annum, provides for quarterly payments of principal and interest and matures on March 31, 2022. Accordingly, principal payments totaling $421,875 and interest of $121,253 were made in 2018.  Amounts due and owing under the A&R McMillan Seller Note are subordinate to the right of payment due under the BMO Loan pursuant to a Subordination Agreement among the Company, the Bank and Mr. McMillan.

The foregoing descriptions of the Seller Notes are qualified in their entirety by reference to such notes.  The Seller Notes are found in our Form 8-K filed on January 17, 2017 as Exhibits 99.3 and 99.4. The foregoing descriptions of the A&R McMillan Seller Note are qualified in their entirety by reference such note, which is found in our Form 8-K filed on March 13, 2018 as Exhibit 10.5.

Interest charges associated with the Seller Notes totaled $694,356 and $234,986 for the years ended December 31, 2018 and 2017, respectively.

Pursuant to the Separation Agreement (see Note 9), in lieu of any earn-out payments (as described in the Original SPA) that could be earned by Hernandez under the Original SPA, the Company agreed to pay Hernandez the amount of $3,750,000 in the form of a promissory note (the “Earn-out Note”). The Earn-out Note provides for (i) a maturity date of March 12, 2023, at which all principal and accrued and unpaid interest is due, (ii) a simple interest rate of 5% per annum commencing on January 1, 2018, and compounding annually, and (iii) the right of the Company to prepay all or any portion of the Earn-out Note without premium or penalty.

Interest charges associated with the Earn-out Note totaled $188,435 for the year ended December 31, 2018.

Pursuant to the Separation Agreement, the Company also issued a Severance Payment Note to Hernandez in the original principal amount of $343,750 (the “Severance Payment Note”). The Severance Payment Note bore interest at a rate of 5% per annum, compounded annually, allowed for prepayment by the Company, matured and was paid on January 10, 2019.

Interest charges associated with the Severance Payment Note totaled $17,140 for the year ended December 31, 2018.

Amounts due and owing under the Earn-out Note and Severance Payment Note are subordinate to the right of payment due under the BMO Loan pursuant to a Subordination Agreement among the Company, the Bank and Hernandez.

(11)Warrants

Below is a summary of warrant activity during the years ended December 31, 2017 and 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2017	321,259	$3.11
Granted in 2017	-	$-
Exercised in 2017	(53,516)	$3.03
Cancelled in 2017	(189,964)	$3.17
Outstanding at December 31, 2017	77,779	$3.03	5.05	$-
Granted in 2018	-	$-
Exercised in 2018	-	$-
Cancelled in 2018	-	$-
Outstanding at December 31, 2018	77,779	$3.03	4.05	$-

Warrants exercisable at December 31, 2018	77,779	$3.03	4.05	$-

(12)Stock Option and Stock Incentive Plans

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

On March 17, 2011, the Board approved the 2011 Stock Incentive Plan (the “2011 Plan”), and it became effective on May 12, 2011. The 2011 Plan authorized the issuance of no more than 1,990,000 shares of our Common Stock and it provides for the granting of stock options, stock appreciation rights and restricted stock to our employees, members of the Board and service providers. On June 8, 2017, the 2011 Plan was amended in order to increase the number of shares available under the 2011 Plan by 1,000,000 to 2,990,000.  On September 1, 2017, the 2011 Plan was further amended in order to permit the award of restricted stock units.  As of December 31, 2018, there were 1,208,665 shares available for issuance under the 2011 Plan.

Additional information with respect to these Plans’ stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2017	1,454,242	$2.87
Granted in 2017	25,000	$3.06
Exercised in 2017	(169,700)	$2.25
Cancelled in 2017	(585,142)	$2.79
Outstanding at December 31, 2017	724,400	$3.09	4.19	$747,380
Granted in 2018	-	$-
Exercised in 2018	(54,022)	$2.77
Cancelled in 2018	(130,452)	$3.70
Outstanding at December 31, 2018	539,926	$2.97	3.54	$954,182

Options exercisable at December 31, 2018	509,070	$2.98	3.54	$897,815

The following table summarizes information about stock options outstanding and exercisable at December 31, 2018:

Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining in Contractual Life in Years	Outstanding Options Weighted Average Exercise Price	Number of Options Exercisable	Exercisable Options Weighted Average Exercise Price
$0.90 to $2.27	25,664	2.06	$ 2.11	25,664	$ 2.11
$2.28 to $2.72	165,504	2.24	$ 2.45	156,281	$ 2.45
$2.72 to $5.54	348,758	4.26	$ 3.28	327,125	$ 3.30
$0.90 to $8.99	539,926	3.54	$ 2.97	509,070	$ 2.98

Unamortized compensation expense associated with unvested options approximates $12,288 as of December 31, 2018. The weighted average period over which these costs are expected to be recognized is approximately one year.

(13)Restricted Stock Awards

The fair value of restricted stock awards is estimated by the market price of the Company’s Common Stock at the date of grant. Restricted stock activity during the years ended December 31, 2018, and 2017, respectively, are as follows:

	Number of Shares	Weighted Average Grant-Date Fair per Share	Weighted Average Vesting Period in Years
Outstanding at January 1, 2017	-	$-
Granted in 2017	506,500	3.35
Vested in 2017	-	-
Cancelled and forfeited in 2017	-	-
Non-vested at December 31, 2017	506,500	$3.35
Granted in 2018	439,000	$3.98
Vested in 2018	(70,000)	3.26
Cancelled and forfeited in 2018	(65,500)	3.68
Non-vested at December 31, 2018	810,000	$3.67	2.47

During the years ended December 31, 2018 and 2017, we issued a total of 439,000 and 506,500 shares respectively, of restricted stock units to key employees and members of the Board of Directors. The shares cliff vest after three years of continuous employment or one continuous of year of service on the board. The cost recognized for these restricted stock units totaled $717,746 and $255,201 for the years ended December 31, 2018 and 2017, respectively.

(14)Income Taxes

For the years ended December 31, 2018 and 2017, the components of income tax expense are as follows:

	Year Ended December 31,
	2018	2017
Current provision:
Federal	$198,879	$(62,913)
State	(356,755)	(156,000)
	(157,876)	(218,913)
Deferred:
Federal	(1,004,169)	(1,977,963)
State	29,878	(168,600)
	(974,290)	(2,146,563)
Income tax expense	$(1,132,166)	$(2,365,476)

Income tax expense amounted to $1,132,166 and $2,365,476 for the years ended December 31, 2018 and 2017, respectively (an effective rate of 37% for 2018 and 124% for 2017).  A reconciliation of the provision for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

	Year Ended December 31,
	2018	2017
Computed tax at federal statutory rate of 21%	$(635,409)	$(653,863)
State taxes, net of federal benefit	(376,283)	(172,176)
Non-deductible items	(16,752)	(33,305)
Other	(103,722)	5,073
Federal rate and law change effect	-	(1,511,207)
	$(1,132,166)	$(2,365,476)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of our deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2018	2017
Deferred tax assets:
Accrued salaries/vacation	$206,600	$454,000
Accrued other	8,500	49,900
Amortization of intangible assets	828,200	702,300
State taxes	(7,300)	(700)
Stock options	739,500	589,800
Credits	63,200	250,800
Net operating loss carryforwards	530,800	1,479,800
Total deferred tax assets	2,369,500	3,525,900

Deferred tax liabilities:
Depreciation	17,400	203,100
Other	206,080	202,490
Total deferred tax liabilities	223,480	405,590

Net deferred tax assets	$2,146,020	$3,120,310

At December 31, 2018, we have available unused net operating loss carryforwards of approximately $2,528,000 for federal purposes and none for state purposes that may be applied against future taxable income and that, if unused, expire beginning in 2025.

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

(15)      Retirement Plan

We sponsor a 401(k) plan for the benefit of employees who are at least 21 years of age. Our management determines, at its discretion, the annual and matching contribution. For the years ended December 31, 2018 and 2017, we made matching contributions totaling $584,882 and $416,127, respectively.

(16)      Commitments

Leases

We lease approximately 17,000 square feet of office space at 27271 Las Ramblas, Suite 200, Mission Viejo, California. This lease terminates in April of 2021. We also lease approximately 3,600 square feet of office space at 11410 Jollyville Road, Suite 2201, Austin, Texas. This lease terminates in September 2019. We also lease approximately 9,600 square feet of office space at 11940 Jollyville Road, Austin, Texas. This lease terminates in May 31, 2020. Rent expense for the years ended December 31, 2018 and 2017 totaled $676,996 and $744,866 respectively. Future minimum lease payments under non-cancelable operating leases during subsequent years are as follows:

December 31,	Payments
2019	$654,019
2020	512,632
2021	132,926
Total	$1,349,664

Employment Agreements

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

Effective January 1, 2016, we entered into an employment agreement with Paul T. Anthony (the “Anthony Agreement”). The Anthony Agreement provides that Mr. Anthony will continue to serve as our Executive Vice President, CFO and Corporate Secretary. The Anthony Agreement has a term of two years and provided for an annual base salary of $245,000. The Anthony Agreement will automatically renew for subsequent twelve (12) month terms unless either party provides advance written notice to the other that such party does not wish to renew the agreement for a subsequent twelve (12) months.  Mr. Anthony also receives the customary employee benefits available to our employees. Mr. Anthony was also entitled to receive a bonus of up to $132,000 per year, the achievement of which is based on Company performance metrics.  We may terminate Mr. Anthony’s employment under the Anthony Agreement without cause at any time on thirty (30) days advance written notice, at which time Mr. Anthony would receive severance pay for twelve months and be fully vested in all options and warrants granted to date.  The foregoing summary of the Anthony Agreement is qualified in its entirety by reference to the full context of the employment agreement, which is found as Exhibit 10.32 to our Annual Report on Form 10-K filed with the SEC on March 30, 2016. In March 2017, the Board of Directors authorized an increase in Mr. Anthony’s base salary to $250,000 and increased his potential annual bonus amount to $150,000.

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

(17)Concentrations

Cash Concentrations

At times, cash and cash equivalent balances held in financial institutions are in excess of federally insured limits. Management performs periodic evaluations of the relative credit standing of financial institutions and limits the amount of risk by selecting financial institutions with a strong credit standing.

Major Customers

For the year ended December 31, 2018, there were two customers that each generated at least 10% of our revenues and these customers represented a total of 57% of revenues.  As of December 31, 2018, net accounts receivable due from these customers totaled approximately $3,600,000.

For the year ended December 31, 2017, there were two customers that each generated at least 10% of our revenues and these customers represented a total of 46% of revenues.  As of December 31, 2017, net accounts receivable due from these customers totaled approximately $5,600,000.

(18)Subsequent Events

Sale of Certain Assets related to the Managed Print Services Business Division

On March 20, 2019, we, along with our wholly-owned subsidiary, CTEK Solutions, Inc., entered into an Asset Purchase Agreement (together with the other related documents defined therein, the “Purchase Agreement”) with Vereco, LLC, a Delaware limited liability company (“Buyer”). Pursuant to the Purchase Agreement, we sold our assets used in the provision of our managed print services business division (the “MPS Business”), which had been primarily conducted by CTEK Solutions, Inc. The Buyer also assumed certain liabilities relating to the MPS Business. The purchase price paid to us by Buyer pursuant to the Purchase Agreement was $30,000,000, $5,000,000 of which was placed in escrow by Buyer, the release of which is contingent upon certain events and conditions specified in the Purchase Agreement. The purchase price was also subject to adjustment based on closing working capital results of the MPS Business.  We will continue to operate, through our subsidiary CTEK Security, Inc., our business of cybersecurity, privacy and compliance management consulting.

Termination of BMO Harris Bank N.A. Credit Agreement and Related Agreements.

Also on March 20, 2019 we terminated the Revolving Credit Facility and Term Loan made by BMO Harris Bank N.A. (the “Bank”), under the Credit Agreement dated as of March 12, 2018 (together with the other related documents defined therein, the “Credit Agreement”), by and among the Company, CTEK Security, Inc., CTEK Solutions, Inc. and Delphiis, Inc., and together with CTEK Security, Inc. and CTEK Solutions, Inc., the “Guarantors”). In conjunction with such termination, we repaid our outstanding debt to the Bank with proceeds of the sale of the MPS Business.  The terms of the Credit Agreement previously were disclosed in the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2018. There were no material early termination penalties incurred as a result of the termination of the Credit Agreement.

In consideration of the payment in full of the amounts owed to the Bank under the Credit Agreement, the Bank agreed that (a) all liabilities, obligations, and indebtedness owing to the to the Bank pursuant to the Credit Agreement, and any other instrument, document, certificate or agreement entered into connection therewith were immediately and automatically deemed repaid in full, satisfied and discharged, other than (i) obligations consisting of funds transfer and deposit account liability of the Company and CTEK Security, Inc. and (ii) obligations under the Credit Agreement which by their terms survive termination of the Credit Agreement (e.g., the Company’s obligation to repay all indebtedness under the Credit Agreement and to indemnify and hold the Bank harmless) (clauses (i) and (ii) are collectedly referred to herein as the “Continuing Obligations”); (b) the Credit Agreement and any other instrument, certificate, document or agreement entered into by the Company and the Guarantors in connection with the Credit Agreement, were each immediately and automatically terminated, other than any provision of any such agreement in respect of or securing the Continuing Obligations, and (c) all security interests and liens which the Bank may have on any assets of CTEK Solutions, Inc., Delphiis, Inc. and the Company related to the MPS Business were automatically and fully terminated and released.

The foregoing summaries of the terms and conditions of the Purchase Agreement is qualified in its entirety by reference to the full context of the agreement, which is found in our Current Report on Form 8-K filed with the SEC on March 26, 2019.

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

10.40

Amendment to Stock Purchase Agreement dated March 12, 2018, among CynergisTek, Inc., CTEK Security, Inc. and Michael H. McMillan, incorporated by reference to Exhibit 10.4 to our Form 8-K filed on March 13, 2018.

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

March 27, 2019

By:/s/ Paul T. Anthony

Paul T. Anthony

Chief Financial Officer and

Principal Financial Officer

March 27, 2019

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Michael H. McMillan	Director, Chief Executive Officer (Principal Executive Officer and Director)	March 27, 2019
Michael H. McMillan

/s/ Paul T. Anthony	Chief Financial Officer, Secretary (Principal Financial Officer and Accounting Officer)	March 27, 2019
Paul T. Anthony

/s/ John D. Abouchar	Director (Non-executive Chairman of the Board)	March 27, 2019
John D. Abouchar

/s/ Drexel DeFord		March 27, 2019
Drexel DeFord	Director

/s/ Judy F. Krandel		March 27, 2019
Judy F. Krandel	Director

/s/ Theresa Meadows		March 27, 2019
Theresa Meadows	Director

/s/ Mark Roberson		March 27, 2019
Mark Roberson	Director