Form 10-Q
period 2019-03-31
CYNERGISTEK, INC
filed 2019-05-14
CIK 1011432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 000-27507

CYNERGISTEK, INC.

(Exact name of registrant as specified in its charter)

Delaware	37-1867101
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11940 Jollyville Road, Suite 300-N

Austin, Texas 78759

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

Non-accelerated filer ☑Smaller reporting company ☑

Emerging growth company  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Section 12b-2 of the Exchange Act).

Yes ☐ No ☑.

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Shares, $.001 par value	CTEK	NYSE American

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act.

The number of shares of the issuer’s common stock, $0.001 par value, outstanding as of May 13, 2019, was 9,773,521.

CYNERGISTEK, INC.

FORM 10-Q

Page

ITEM 1.FINANCIAL STATEMENTS.3

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.20

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.26

ITEM 4.CONTROLS AND PROCEDURES.26

ITEM 1A.RISK FACTORS.26

ITEM 6.EXHIBITS.27

SIGNATURES28

PART I – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

CYNERGISTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019 (unaudited)	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$ 12,386,637	$ 6,571,381
Accounts receivable, net	4,309,391	5,572,467
Prepaid and other current assets	3,763,872	1,425,858
Refundable income taxes	-	472,059
Current assets held for sale	-	8,427,408
Total current assets	20,459,900	22,469,173

Property and equipment, net	848,131	887,874
Deposits	79,710	87,778
Deferred income taxes	1,615,173	2,146,020
Intangible assets, net	8,637,255	9,089,989
Goodwill	17,008,189	17,008,189
Noncurrent assets held for sale	-	1,844,349
Total assets	$ 48,648,358	$ 53,533,372
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 362,770	$ 1,370,336
Accrued compensation and benefits	1,393,890	1,592,765
Deferred revenue	1,262,627	918,165
Income taxes payable	4,840,746	-
Note payable	-	343,750
Current portion of long-term liabilities	839,590	3,271,052
Current liabilities held for sale	138,894	7,299,561
Total current liabilities	8,838,517	14,795,629

Long-term liabilities:
Term loan, less current portion	-	12,851,617
Promissory notes to related parties, less current portion	1,125,000	5,015,625
Capital lease obligations, less current portion	-	1,570
Operating lease liability, less current portion	355,031	436,805
Noncurrent liabilities held for sale	-	58,967
Total long-term liabilities	1,480,031	18,364,584
Commitments and contingencies
Stockholders’ equity:
Common stock, par value at $0.001, 33,333,333 shares authorized, 9,723,065 shares issued and outstanding at March 31, 2019, and 9,630,050 shares issued and outstanding at December 31, 2018	9,723	9,630
Additional paid-in capital	32,319,958	31,910,831
Accumulated earnings (deficit)	6,000,129	(11,547,302)
Total stockholders’ equity	38,329,810	20,373,159
Total liabilities and stockholders’ equity	$ 48,648,358	$ 53,533,372

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYNERGISTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2019	2018
Net revenues	$ 5,773,657	$ 4,374,569
Cost of revenues	3,484,639	2,408,780
Gross profit	2,289,018	1,965,789
Operating expenses:
Sales and marketing	1,481,383	1,367,871
General and administrative expenses	1,653,633	2,169,291
Depreciation	38,985	35,064
Amortization of acquisition-related intangibles	452,734	452,734
Total operating expenses	3,626,735	4,024,960
Loss from operations	(1,337,717)	(2,059,171)
Other income (expense):
Other income	8	20
Interest expense	(295,905)	(399,733)
Total other income (expense)	(295,897)	(399,713)

(Loss) before provision for income taxes	(1,633,613)	(2,458,884)
Income tax benefit	144,214	602,472
Net loss from continuing operations	(1,489,399)	(1,856,412)
Income from discontinued operations, including gain on sale, net of tax	19,036,830	1,149,069
Net income (loss)	$ 17,547,431	$ (707,343)

Net income (loss) per share:
From continuing operations:
Basic	$ (0.15)	$ (0.19)
Diluted	$ (0.15)	$ (0.19)

From discontinued operations:
Basic	$ 1.97	$ 0.12
Diluted	$ 1.92	$ 0.12

Net income:
Basic	$ 1.81	$ (0.07)
Diluted	$ 1.77	$ (0.07)

Number of weighted average shares outstanding:
Basic	9,673,689	9,586,608
Diluted	9,931,048	9,586,608

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYNERGISTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(UNAUDITED)

			Additional	Accumulated	Total
	Common Stock		Paid-in	(Deficit)	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2017	9,576,028	$ 9,576	$ 31,156,362	$ (14,320,560)	$ 16,846,378
Stock compensation expense for options and warrants granted to employees and directors	-	-	11,516	-	11,516
Stock compensation expense for restricted stock units granted to employees	-	-	176,746	-	176,746
Stock options exercised	16,519	17	(17)	-	-
Cumulative effect of adoption of revenue recognition standard ASC 606	-	-	-	879,666	879,666
Net loss	-	-	-	(707,343)	(707,343)
Balance at March 31, 2018	9,592,547	$ 9,593	$ 31,344,607	$ (14,148,237)	$ 17,205,963

			Additional	Accumulated	Total
	Common Stock		Paid-in	(Deficit)	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2018	9,630,050	$ 9,630	$ 31,910,831	$ (11,547,302)	$ 20,373,159
Stock compensation expense for options and warrants granted to employees and directors	-	-	11,286	-	11,286
Stock compensation expense for restricted stock units granted to employees	-	-	395,406	-	395,406
Restricted stock units exercised	70,000	70	(70)	-	-
Stock options exercised	23,015	23	2,505	-	2,528
Net income	-	-	-	17,547,431	17,547,431
Balance at March 31, 2019	9,723,065	$ 9,723	$ 32,319,958	$ 6,000,129	$ 38,329,810

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYNERGISTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$ 17,547,431	$ (707,343)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	75,620	91,583
Amortization of intangible assets	452,734	452,734
Deferred income taxes	530,847	(230,000)
Bad debt recoveries	-	(13,469)
Stock compensation expense for warrants and options granted to employees and directors	11,286	11,516
Stock compensation expense for restricted stock units granted to employees and directors	395,406	176,746
Note payable issued in consideration for severance pay	-	343,750
Interest expense related to loan acquisition costs	85,883	1,617
Gain on sale of discontinued operations before income taxes	(23,839,119)	-
Changes in operating assets and liabilities:
Accounts receivable	77,110	2,700,505
Supplies	75,252	70,244
Prepaid and other current assets	1,316,130	(153,185)
Deposits	8,068	(402)
Accounts payable and accrued expenses	71,861	(709,915)
Income taxes payable	5,312,805	-
Accrued compensation and benefits	(1,325,793)	(996,077)
Deferred revenue	353,309	(390,351)
Net cash provided by operating activities	1,148,830	647,953
Cash flows from investing activities:
Proceeds from sale of net assets of discontinued operations	24,370,254	-
Purchases of property and equipment	(49,185)	(26,275)
Net cash provided by (used for) investing activities	24,321,069	(26,275)
Cash flows from financing activities:
Proceeds from term loan	-	17,250,000
Loan acquisition fees paid	-	(111,250)
Payments on term loans	(15,401,786)	(11,818,333)
Payments on promissory notes to related parties	(4,234,375)	(6,750,000)
Payments on capital leases	(21,010)	(34,862)
Proceeds from issuance of common stock through stock options and warrants	2,528	-
Net cash used for financing activities	(19,654,643)	(1,464,445)
Net increase (decrease ) in cash and cash equivalents	5,815,256	(842,767)
Cash and cash equivalents, beginning of period	6,571,381	4,252,060
Cash and cash equivalents, end of period	$ 12,386,637	$ 3,409,293

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYNERGISTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

Three Months Ended March 31,
	2019	2018
Supplemental disclosure of cash flow information:
Interest paid	$ 496,489	$ 644,895
Income taxes (refunded) paid	$ (5,409)	$ 20,262

Non-cash investing and financing activities:
Capitalized right-to-use asset resulted from the adoption of ASC 842	$ -	$ 808,841
Capitalized operating lease liability resulted from the adoption of ASC 842	$ -	$ 683,797

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(UNAUDITED)

1.BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of CynergisTek, Inc. and its subsidiaries (the “Company”, “we”, “us” or “CynergisTek”) have been prepared in accordance with generally accepted accounting principles of the United States of America (“GAAP”) for interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, these financial statements do not include all of the information and notes required by GAAP for complete financial statements.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the Securities and Exchange Commission (“SEC”) on March 27, 2019.

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

Based on our integration strategies, and an analysis of how our Chief Operating Decision Makers review, manage and are compensated, we have determined that the Company operates as one segment. As described in Note 17, we sold the MPS business on March 20, 2019. For the periods presented, all revenues were derived from domestic operations.

We have performed an evaluation of subsequent events through the date of filing these unaudited condensed consolidated financial statements with the SEC.

Certain balances have been reclassified to conform to current period presentation.

2.RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard on leasing. The new standard requires companies to record most leased assets and liabilities on the balance sheet, and also proposed a dual model for recognizing expense. The Company adopted the standard as of January 1, 2019, with retroactive reporting for prior periods (the comparative option). Adoption of the new standard resulted in the recording of operating lease right-of-use ("ROU")  assets and operating lease liabilities of $808,841 and $683,797, respectively, as of January 1, 2018, with the difference due to deferred rent that were reclassified to the ROU asset value. The standard did not affect our consolidated net income or cash flows. See Note 6 for further details.

In August 2016, the FASB issued a new accounting standard which is intended to reduce the existing diversity in practice in how certain cash receipts and cash payments are classified in the statement of cash flows. This guidance was effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years with early adoption permitted, provided that all of the amendments are adopted in the same period. Adoption of these accounting changes did not have a material impact on our consolidated financial statements.

In January 2017, the FASB issued a new accounting standard which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. This guidance was effective for the Company beginning in 2019. Adoption of these accounting changes did not have a material impact on our consolidated financial statements.

In January 2017, the FASB issued a new accounting standard simplifying the test for goodwill impairment. Currently, the fair value of the reporting unit is compared with the carrying value of the reporting unit (identified as "Step 1"). If the fair value of the reporting unit is lower than its carrying amount, then the implied fair value of goodwill is calculated. If the implied fair value of goodwill is lower than the carrying value of goodwill an impairment is recognized (identified as "Step 2"). The new standard eliminates Step 2 from the impairment test; therefore, a goodwill impairment will be recognized as the difference of the fair value and the carrying value. The new standard becomes effective on January 1, 2020, with early adoption permitted. We adopted this standard on January 1, 2019.This new standard has no impact on our financial position, results of operations and cash flows.

In May 2017, the FASB issued a new accounting standard which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in ASC Topic 718. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. This guidance is effective for the Company beginning in 2019. Adoption of these accounting changes did not have a material impact on our consolidated financial statements.

In June 2018, the FASB issued a new accounting standard which provides guidance that expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The new guidance is effective for the Company beginning in 2019, with early adoption permitted. Adoption of these accounting changes did not have a material impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

3.ACCOUNTS RECEIVABLE

A summary of accounts receivable is as follows:

	March 31, 2019	December 31, 2018
Trade receivables	$ 4,309,391	$ 5,572,467
Allowance for doubtful accounts	-	-
Total accounts receivable, net	$ 4,309,391	$ 5,572,467

4.DEFERRED COMMISSIONS

Our incremental costs of obtaining a contract, which consist of sales commissions, are deferred and amortized over the period of contract performance. Effective January 1, 2018, we adopted the modified retrospective method of the new revenue recognition pronouncement. Deferred commissions are included in prepaid and other current assets in our consolidated balance sheets. We had $991,766 and $849,975 of unamortized deferred commissions as of March 31, 2019 and 2018, respectively. We had $256,553 and $47,030 of commissions expense for the three months ended March 31, 2019 and 2018, respectively.

5.PROPERTY AND EQUIPMENT

A summary of property and equipment follows:

	March 31, 2019	December 31, 2018
Furniture and fixtures	$ 195,586	$ 316,926
Computers and office equipment	604,147	563,857
Right of use assets	683,797	683,797
Property and equipment at cost	1,483,530	1,443,240
Less accumulated depreciation and amortization	(635,399)	(555,365)
	$ 848,131	$ 887,874

6.LEASES

We lease approximately 17,000 square feet of office space at 27271 Las Ramblas, Suite 200, Mission Viejo, California. This lease terminates in April 2021. During the first quarter of 2019, we subleased this space to two subtenants. The terms of these subleases end concurrently with the end of our lease obligation in April 2021.We also lease approximately 3,600 square feet of office space at 11410 Jollyville Road, Suite 2201, Austin, Texas. This lease terminates in September 2019. During the first quarter of 2018, we subleased this space to a subtenant. The terms of this sublease ends concurrently with the end of our lease obligation in September 2019. We also lease approximately 9,600 square feet of office space at 11940 Jollyville Road, Austin, Texas. This lease terminates in May 31, 2020. Operating lease expense totaled $158,642 and $184,482 for the three months ended March 31, 2019 and 2018, respectively.

We used a discount rate of 5.5% as of January 1, 2018 in determining our operating lease liability. This rate represented our incremental borrowing rate at that time. Short-term leases with initial terms of twelve months or less are not capitalized.

We also lease certain office equipment under a finance lease arrangement.

Maturities of lease liabilities are as follows:

	Operating Leases	Finance Leases
2019	$ 468,402	$ 1,013
2020	512,632	-
2021	132,926	-
Total lease payments	1,113,960	1,013
Less imputed interest	(479,287)	(19)
Total	$ 634,673	$ 994

7.INTANGIBLE ASSETS

Intangible assets are amortized over expected useful lives ranging from 1.5 to 10 years and consist of the following:

	March 31, 2019			December 31, 2018
	Carrying Amount	Accumulated Amortization	Net Book Value	Carrying Amount	Accumulated Amortization	Net Book Value

Acquired technology	$ 9,220,608	$ (2,426,485)	$ 6,794,123	$ 9,220,608	$ (2,202,291)	$ 7,018,317
Customer relationships	2,933,257	(1,992,632)	940,625	2,933,257	(1,858,257)	1,075,000
Trademarks	1,693,978	(841,478)	852,500	1,693,978	(763,978)	930,000
Non-compete agreements	264,243	(214,236)	50,007	264,243	(197,571)	66,672
Total	$ 14,112,086	$ (5,474,831)	$ 8,637,255	$ 14,112,086	$ (5,022,097)	$ 9,089,989

8.DEFERRED REVENUE

We record deferred revenues when amounts are billed to customers in advance of our performance. During the three months ended March 31, 2019 and 2018,  $335,569 and $307,780, respectively, of managed services revenues were recognized, that were included in deferred revenue at the beginning of the respective periods. During the three months ended March 31, 2019 and 2018, $290,045 and $214,970, respectively, of consulting and professional services revenues were recognized, that were included in deferred revenue at the beginning of the respective periods.

9.LINE OF CREDIT AND TERM LOAN

On January 13, 2017, as part of the acquisition of CTEK Security, Inc. (formerly CynergisTek, Inc.), we entered into an Amended and Restated Credit Agreement (the “A&R Credit Agreement”).  The A&R Credit Agreement amended a loan and security agreement originally entered into on May 4, 2012, as amended by several amendments.  Under the A&R Credit Agreement, the term of the revolving line-of-credit was available through January 13, 2019, at an interest rate of prime plus 1.0% per annum.  The amount available to us at any given time was the lesser of (a) $5.0 million, or (b) the amount available under our borrowing base (80% of our eligible accounts receivable, minus (1) accrued client lease payables, and minus (2) accrued equipment pool liability). The A&R Credit Agreement provided a term loan facility for $14,000,000.

There were no borrowings on the line of credit for the three months ended March 31, 2018.

Interest charges associated with this term loan totaled $133,914 for the three months ended March 31, 2018.

Debt Restructuring

On March 12, 2018, we entered into a Credit Agreement (together with the other related documents defined therein, the “Credit Agreement”) with BMO Harris Bank N.A., a national banking association (“Bank”), as lender (the “BMO Loan”).

The purposes of the BMO Loan were (1) to refinance and replace the facilities under the A&R Credit Agreement, thus terminating that agreement as of March 12, 2018, (2) to refinance $2,250,000 of a promissory note held by Michael McMillan (the “McMillan Seller Note”), (3) to finance payments to Michael Hernandez, including the full repayment of a promissory note held by Hernandez (the “Hernandez Seller Note”) in the original principal amount of $4,500,000, also issued as part of the Original SPA, (4) to finance working capital, (5) for general corporate purposes and (6) to fund certain fees and expenses associated with the closing of the BMO Loan.

Loan Facilities

Term Loan:  Pursuant to the Credit Agreement, the Bank agreed to provide a term loan in the amount of $17,250,000 to the Company, which was paid in accordance with the purpose of the BMO Loan as described above.  Pursuant to the Credit Agreement, the Company could elect that the term loan be outstanding as Base Rate Loans or Eurodollar Loans. The term loan was payable in principal payment installments on the last day of each fiscal quarter, commencing on June 30, 2018. All principal and interest not sooner paid on the term loan was due and payable on September 12, 2022, the final maturity thereof.

Revolving Line of Credit: Additionally, pursuant to the Credit Agreement, the Bank agreed to provide a revolving loan or loans to the Company in an aggregate amount of up to $5,000,000 with a $500,000 sublimit for the issuance of letters of credit. Pursuant to the Credit Agreement, the Company could elect that each borrowing of revolving loans be either Base Rate Loans or Eurodollar Loans. Each revolving loan, both for principal and interest then outstanding, matured and was due and payable on March 12, 2020, or such earlier date on which the Revolving Credit Commitment (as defined in the Credit Agreement) was terminated in whole pursuant to the Credit Agreement. There were no borrowings on the line of credit for the three months ended March 31, 2019 or 2018.

Beginning June 30, 2018, we were required to maintain certain financial covenants in connection with this credit agreement, including a total leverage ratio, a senior leverage ratio, and a fixed charge coverage ratio. These covenants contain ratios which changed over relevant periods of the credit agreement and could be found in Section 7.13 of the Credit Agreement.

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

Interest charges associated with the BMO term loan totaled $207,903 and $50,217 for the three months ended March 31, 2019 and 2018, respectively. In addition, on March 12, 2018, we paid a $86,250 commitment fee associated with the term loan.

On March 20, 2019, we used a portion of the proceeds from the sale of the assets of CTEK Solutions business to fully repay the balance of the term loan in the amount of $15,456,984 plus interest of $52,760. At that time, the Revolving Credit Commitment was terminated.

10.PROMISSORY NOTES

In connection with the acquisition of CTEK Security, Inc. (formerly CynergisTek, Inc.), we issued two promissory notes totaling $9,000,000 to Hernandez and McMillan (the “Seller Notes”), with each of the Seller Notes having an initial principal amount of $4,500,000.  These Seller Notes bear interest at 8% per annum, require quarterly interest-only payments during the first 12 months, quarterly payments of principal and interest during the last 24 months, using a 36-month amortization period commencing from that point, with a balloon payment due on the maturity date.  Amounts due and owing under the Seller Notes are subordinate to the right of payment due under the A&R Credit Agreement pursuant to the Subordination Agreement.  The Company had the right to prepay all or any portion of the outstanding principal balance of the Seller Notes, provided that such prepayment is accompanied by accrued interest on the amount of principal prepaid, calculated to the date of such prepayment.

On March 12, 2018, the Company fully repaid the $4,500,000 plus accrued interest on the Hernandez Seller Note.

As part of the debt restructuring with BMO Harris Bank N.A., on March 12, 2018, the Company repaid $2,250,000 plus accrued interest on the McMillan Seller Note.  The Company and Mr. McMillan agreed to amend and restate the McMillan Seller Note pursuant to the A&R McMillan Seller Note.  The A&R McMillan Seller Note is in the principal amount of $2,250,000, bears interest at a rate of 8% per annum, provides for quarterly payments of principal and interest and matures on March 31, 2022.  As of March 31, 2019 and December 31, 2018, the outstanding principal balance due under the A&R McMillan Seller Note was $1,687,500 and $1,828,125, respectively. Amounts due and owing under the A&R McMillan Seller Note are subordinate to the right of payment due under the BMO Loan pursuant to a Subordination Agreement among the Company, the Bank and Mr. McMillan.

Interest charges associated with the Seller Notes totaled $35,106 and $149,425 for the three months ended March 31, 2019 and 2018, respectively.

Pursuant to the Separation Agreement, in lieu of any earn-out payments (as described in the Original SPA (as defined below)) that could be earned by Hernandez under the Original SPA, the Company agreed to pay Hernandez the amount of $3,750,000 in the form of a promissory note (the “Earn-out Note”). The Earn-out Note provided for (i) a maturity date of March 12, 2023, at which all principal and accrued and unpaid interest was due, (ii) a simple interest rate of 5% per annum commencing on January 1, 2018, and compounding annually, and (iii) the right of the Company to prepay all or any portion of the Earn-out Note without premium or penalty. On March 26, 2019, we used a portion of the proceeds from the sale of the assets of CTEK Solutions business to fully repay the Earn-out Note with interest of $234,293.

Interest charges associated with the Earn-out Note totaled $45,858 and $45,813 for the three months ended March 31, 2019 and 2018, respectively.

Pursuant to the Separation Agreement, the Company also issued a Severance Payment Note to Hernandez in the original principal amount of $343,750 (the “Severance Payment Note”). The Severance Payment Note bears interest at a rate of 5% per annum, compounded annually, allowed for prepayment by the Company and matured on January 10, 2019, at which time all principal and accrued and unpaid interest was due.

Interest charges associated with the Severance Payment Note totaled $494 and $4,191 for the three months ended March 31, 2019 and 2018, respectively.

Amounts due and owing under the Earn-out Note and Severance Payment Note were subordinate to the right of payment due under the BMO Loan pursuant to a Subordination Agreement among the Company, the Bank and Hernandez.

11.REVENUES

Below is a summary of our revenues disaggregated by revenue source.

	Three Months Ended March 31,
	2019	2018
Managed services	$ 2,791,740	$ 2,317,636
Consulting and professional services	2,964,594	2,021,544
Hardware and software resales	17,323	35,389
Net revenues	$ 5,773,657	$ 4,374,569

12.OPTIONS, WARRANTS AND RESTRICTED STOCK UNITS

Below is a summary of stock option, warrant and restricted stock activity during the three-month period ended March 31, 2019:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2018	539,927	$ 2.97
Granted	-	-
Exercised	(21,784)	2.75
Cancelled	(12,057)	3.34
Outstanding at March 31, 2019	506,086	$ 2.99	4.05	$ 999,901
Exercisable at March 31, 2019	496,306	$ 3.00	4.05	$ 977,455

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2018	77,779	$ 3.03
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding at March 31, 2019	77,779	$ 3.03	3.80	$ 150,891
Exercisable at March 31, 2019	77,779	$ 3.03	3.80	$ 151,891

Restricted Stock Units	Shares	Weighted Average Price	Weighted Average Remaining Term in Years
Outstanding at December 31, 2018	810,000	$ 3.67
Granted	42,600	4.67
Exercised	(47,455)	3.42
Cancelled	(24,295)	3.50
Outstanding at March 31, 2019	780,850	$ 3.75	1.88

For the three months ended March 31, 2019 and 2018, stock-based compensation expense recognized in the consolidated statements of operations as follows:

	Three Months Ended March 31,
	2019	2018
Cost of revenues	$ 175,739	$ 32,332
Sales and marketing	63,831	57,490
General and administrative expense	167,122	98,440
Total stock-based compensation expense	$ 406,692	$ 188,262

13.NET INCOME  (LOSS) PER SHARE

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

For the three months ended March 31, 2019, potentially dilutive securities consisted of options and warrants to purchase 583,865 shares of common stock at prices ranging from $2.28 to $4.05 per share and 780,850 shares of restricted stock units. Of these potentially dilutive securities, 209,904 of the shares of common stock underlying the options and warrants are included in the computation of diluted earnings per share because the effect of including the remaining instruments would be anti-dilutive. Also included in potentially dilutive securities are 47,455 shares of restricted stock units which vested in March 2019 but had not been issued by period end.

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

	Three Months Ended March 31,
	2019	2018
Numerators:
Net loss from continuing operations	$ (1,489,399)	$ (1,856,412)
Net income from discontinued operations	$ 19,036,830	$ 1,149,069
Net income (loss)	$ 17,547,431	$ (707,343)

Denominator:
Denominator for basic calculation weighted average shares	9,673,689	9,586,608

Dilutive common stock equivalents:
Options and warrants	209,904	-
Restricted stock units vested but not issued	47,455	-

Denominator for diluted calculation weighted average shares	9,931,048	9,586,608

Net income (loss) per share: From continuing operations
Basic	$ (0.15)	$ (0.19)
Diluted	$ (0.15)	$ (0.19)

From discontinued operations
Basic	$ 1.97	$ 0.12
Diluted	$ 1.92	$ 0.12

Net income (loss)
Basic	$ 1.81	$ (0.07)
Diluted	$ 1.77	$ (0.07)

14.REMAINING PERFORMANCE OBLIGATIONS

Remaining performance obligations represent the amount of revenue from fixed-fee contracts, including those which have potential early cancellation provisions, for which work has not been performed. As of March 31, 2019, approximately $25,000,000 of revenue from fixed-fee contracts is expected to be recognized from these remaining performance obligations. We expect to recognize revenue on approximately 87% of these remaining performance obligations over the next 24 months, with the balance thereafter. We elected to utilize the practical expedient exemption to exclude from this disclosure, the amount of revenue from contracts which are not fixed-fee and where we do not have the right to invoice until the services have been performed.

15.EMPLOYMENT AGREEMENTS

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

In February 2018, the Company amended the McMillan Employment Agreement to extend the term thereof through December 31, 2020 and increased his base salary to $334,700 for 2018, $359,700 for 2019, and the 2020 base salary to be determined by the Board of Directors at the end of the 2019 calendar year. He will also be eligible for a bonus of up to $219,375 and $242,798 in 2018 and 2019, respectively, and his 2020 bonus will be up to 67.5% of his base salary.  The foregoing is a summary of the McMillan Employment Agreement, the full context of which is found as Exhibit 99.6 to our Current Report on Form 8-K filed with the SEC on January 17, 2017, and the amendment to the McMillan Employment Agreement, which is found as Exhibit 10.44 to our Annual Report on Form 10-K filed with the SEC on March 28, 2018.

Paul T. Anthony

Effective January 1, 2016, we entered into an employment agreement with Paul T. Anthony (the “Anthony Agreement”). The Anthony Agreement provides that Mr. Anthony will continue to serve as our Executive Vice President,  CFO and Corporate Secretary. The Anthony Agreement has a term of two years and provided for an annual base salary of $245,000. The Anthony Agreement will automatically renew for subsequent twelve (12) month terms unless either party provides advance written notice to the other that such party does not wish to renew the agreement for a subsequent twelve (12) months.  Mr. Anthony also receives the customary employee benefits available to our employees. Mr. Anthony was also entitled to receive a bonus of up to $132,000 per year, the achievement of which is based on Company performance metrics.  We may terminate Mr. Anthony’s employment under the Anthony Agreement without cause at any time on thirty (30) days advance written notice, at which time Mr. Anthony would receive severance pay for twelve months and be fully vested in all options and warrants granted to date.  The foregoing is a summary of the Anthony Agreement, the full context of which is found as Exhibit 10.32 to our Annual Report on Form 10-K filed with the SEC on March 30, 2016. In March 2017, the Board of Directors

authorized an increase in Mr. Anthony’s base salary to $250,000 and increased his potential annual bonus amount to $150,000.

In February 2018, the Company amended the Anthony Agreement to extend the term thereof through December 31, 2020 and increased his base salary to $284,700 for 2018, and $309,700 for 2019, with the 2020 base salary to be determined by the Board of Directors at the end of the 2019 calendar year. He will also be eligible for a bonus of up to $185,625 and $209,047 in 2018 and 2019, respectively, and his 2020 bonus will be up to 67.5% of his base salary. The foregoing is a summary of the Anthony Agreement, the full context of which is found as Exhibit 10.32 to our Annual Report on Form 10-K filed with the SEC on March 30, 2016, and the amendment to the Anthony Agreement, which is found as Exhibit 10.45 to our Annual Report on Form 10-K filed with the SEC on March 28, 2018.

16.CONCENTRATIONS

Cash Concentrations

At times, cash balances held in financial institutions are in excess of federally insured limits.  Management performs periodic evaluations of the relative credit standing of financial institutions and limits the amount of risk by selecting financial institutions with a strong credit standing.

Major Customers

Our largest customer accounted for approximately 25% and 14% of our revenues for the three months ended March 31, 2019 and 2018, respectively. Our largest customer had accounts receivable totaling approximately $1,200,000 and $400,000 as of March 31, 2019 and December 31, 2018, respectively.

17.DISCONTINUED OPERATIONS

On March 20, 2019, we, along with our wholly-owned subsidiary, CTEK Solutions, Inc., entered into an Asset Purchase Agreement (together with the other related documents defined therein, the “Purchase Agreement”) with Vereco, LLC, a Delaware limited liability company (“Buyer”). Pursuant to the Purchase Agreement, we sold our assets used in the provision of our managed print services business division (the “MPS Business”), which had been primarily conducted by CTEK Solutions, Inc. The Buyer also assumed certain liabilities relating to the MPS Business. The purchase price paid to us by Buyer pursuant to the Purchase Agreement was $30,000,000, $5,000,000 of which was placed in escrow by Buyer, the release of which is contingent upon certain events and conditions specified in the Purchase Agreement. The purchase price is subject to adjustment based on closing working capital results of the MPS Business.  The initial working capital adjustment reduced the cash received by $629,746.

The following is the summary of the transaction selling the MPS Business:

Cash received	$ 24,370,254
Escrow balance receivable	5,000,000
Reserve for contingent items	(1,500,000)
Expected final working capital adjustment	(1,214,937)
Book value of net assets disposed	(2,816,198)
Gain before provision for income taxes	23,839,119
Income tax expense	5,675,517
Net gain from sale of discontinued operations	$ 18,163,602

The following are the carrying amounts of assets and liabilities included as part of discontinued operations:

	March 31, 2019	December 31, 2018

Accounts receivable, net	$ -	$ 5,124,270
Prepaid and other current assets	-	2,118,665
Supplies	-	1,184,474
Currents assets held for sale	$ -	$ 8,427,409

Property and equipment, net	$ -	$ 327,332
Goodwill	-	1,517,017
Noncurrent assets held for sale	$ -	$ 1,844,349

Accounts payable and accrued expenses	$ 40,754	$ 5,098,179
Accrued compensation and benefits	98,140	1,225,057
Deferred revenue	-	888,467
Current portion of long-term liabilities	-	87,857
Current liabilities held for sale	$ 138,894	$ 7,299,561

Operating lease liability	$ -	$ 58,567
Noncurrent liabilities held for sale	$ -	$ 58,967

The following is a composition of the line items constituting net income from discontinued operations:

	Three Months Ended March 31,
	2019	2018
Net revenues	$ 12,096,885	$ 12,008,748
Cost of revenues	(10,060,414)	(9,876,060)
Sales and marketing	(126,314)	(131,176)
General and administrative expenses	(691,398)	(459,637)
Depreciation	(36,635)	(56,519)
Interest expense	(1,956)	(3,728)
Income before provision for income taxes	1,180,168	1,481,628
Income tax expense	(306,940)	(363,026)
Net income from discontinued operations	$ 873,228	$ 1,118,602

The following is a composition of the capital expenditures, and any significant noncash operating and investing items, including depreciation, of the discontinued operations.

Three Months Ended March 31,
	2019	2018
Depreciation	$ 36,635	$ 56,519
Stock compensation	$ 124,348	$ 9,815
Capital expenditures	$ -	$ 12,163

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Readers should carefully review the risk factors described in other documents we file from time to time with the SEC, including our Form 10-K for the fiscal year ended December 31, 2018.  Our filings with the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those filings, pursuant to Sections 13(a) and 15(d) of the Exchange Act, are available free of charge at www.CynergisTek.com, when such reports are available via the EDGAR system maintained by the SEC at www.sec.gov.

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

Our services include our Compliance Assist Partner Program (CAPP), which provides on-going risk assessments and remediation tracking to ensure organizations are compliant with HIPAA. Our Virtual Chief Information Security Officer (CISO) helps organizations with program development and prioritizes projects. The use of the CISO often reveals gaps in an organization’s security.  We can then provide additional resources through our Staffing service to execute a remediation plan or work on other IT security projects. Our Vendor Security Management oversees third-party risk and our Incident Response services help address the growing ransomware and malware attacks that plague organizations today.

To address growing market needs, we recently expanded our consulting and managed services offerings to include Medical Device Security Risk Assessment and Managed Security Services. The Medical Device Security Risk Assessment service helps hospitals and other organizations inventory the increasing number of medical devices connected to the network, identify hard to find vulnerabilities to overall security and the patient, and categorize these risks into a clearly defined remediation plan.  The Managed Security Services provide on-going monitoring and analysis of an organization’s security posture in regard to its network, endpoint devices, cloud infrastructure and SaaS applications.

As of March 20, 2019, the Company is focused exclusively on cybersecurity and privacy. As reported in our prior public filings, beginning March 20, 2019, we no longer provide Managed Print Services (MPS) directly but will continue to refer our customers to our partners for these services. MPS optimizes high-volume print environments while reducing costs, improving efficiency and securing the print environment through industry best practices.

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

•Accounts receivable valuation and related reserves

We estimate the losses that may result from that portion of our accounts receivable that may not be collectible as a result of the inability of our customers to make required payments. Management specifically analyzes customer concentration, customer credit worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. We review past due accounts on a monthly basis and record an allowance for doubtful accounts where we deem appropriate.

•Impairment review of goodwill and intangible assets

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

Reference is made to our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on March 27, 2019, for additional discussion of our critical accounting policies.

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2019, Compared to the Three Months Ended March 31, 2018

Revenue

Revenue increased by approximately $1,400,000 to $5,773,657 for the three months ended March 31, 2019, as compared to the same period in 2018 as we have intensified our sales efforts, expanded our service offerings and benefitted from our customers need for additional professional services. This increase is a result of  an approximately $500,000 increase in multi-year managed service revenues and approximately $900,000 in additional revenues from consulting and professional services provided to new and existing customers, largely from  professional staffing services contracts.

Cost of Revenue

Cost of revenue consists primarily of salaries and related expenses of direct labor and indirect support staff.  Cost of revenue was $3,484,639 for the three months ended March 31, 2019, as compared to $2,408,780 for the same period in 2018. We incurred approximately $800,000 more in salaries and related costs, approximately $100,000 more in stock compensation, and approximately $200,000 in contract labor. These increases were due to increased headcount in order to provide services to a larger customer base, to support new services and our efforts to augment the employee salary and benefit offerings to attract and retain talent.

Gross margin was 40% of revenue for the three months ended March 31, 2019, and 45% for the same period in 2018. The reduction in gross margin is reflective of our investment in attracting and retaining talented cyber security employees and costs associated with ramping up new services. Over the next few quarters, we expect gross margins to improve as we look to grow our cyber security consulting services.

Sales and Marketing

Sales and marketing expenses include salaries, commissions and expenses for sales and marketing personnel, travel and entertainment, and other selling and marketing costs. Sales and marketing expenses were $1,481,383 for the three months ended March 31, 2019, as compared to $1,367,871 for the same period in 2018. The increase is primarily a result of increases in sales commissions earned as a result of an increase in bookings for the compared periods.

General and Administrative

General and administrative expenses include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses and other administrative costs. General and administrative expenses decreased by $515,658 to $1,653,633 for the three months ended March 31, 2019, as compared to $2,169,291 for the three months ended March 31, 2018. The decrease is due to approximately $600,000 in severance paid to a departed executive in 2018. This is partially offset by an increase in stock compensation expense of approximately $100,000 as a result of an increase in the issuance of restricted stock units to key employees and board members.

Depreciation

Depreciation remained steady at $38,985 for the three months ended March 31, 2019, as compared to $35,064 for the same period in 2018.

Amortization of Acquisition-Related Intangibles

Amortization of acquisition-related intangibles remained the same at $452,734 for each of the three months ended March 31, 2019 and 2018. The composition of identified intangible assets was consistent over the compared periods and there was no impairment affecting these assets.

Other Income (Expense)

Interest expense for the three months ended March 31, 2019 was $295,905, compared to $399,733 for the same period in 2018. The decrease was due to a lower average principal balance on the bank term loan and certain sellers promissory notes for the compared periods, due to scheduled quarterly principal payments. We expect interest expense to decrease substantially in future periods based since we repaid the bank term loan and certain sellers promissory notes in March 2019.

Income Tax Expense

Income tax benefit for the three months ended March 31, 2019 was $144,214, compared to income tax benefit of $602,472 for the same period in 2018. These amounts were based on estimated annual income tax rates we anticipate for the year. The 2019 rate is also influenced by the tax rate on the gain on the sale of the MPS company.

Income from Discontinued Operations, Including Gain on Sale, Net of Tax

On March 20, 2019, we sold the net assets of our MPS business. The gain on the sale of this business together with the earnings from these discontinued operations totaled $19,304,463. This compares to the earnings from these discontinued operations in the first quarter of 2018 totaling $1,149,069.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2019, our cash and cash equivalents were $12,386,637 and our working capital was $11,621,383.  Our principal cash requirements are for operating expenses, including employee costs and capital expenditures as well as debt service to our related party sellers note and income taxes. Our primary sources of cash are revenues from operations and the sale of the MPS business.

During the three months ended March 31, 2019, our cash provided by operating activities amounted to $1,148,830, as compared to $647,953 provided by operating activities for the same period in 2018.  We have been able to maintain a positive position in providing cash from operations by staying current on collections and selling profitable service contracts.

As discussed above, in March 2019, we sold the MPS business and received initial cash of approximately $24,400,000 upon which we repaid approximately $15,400,000 remaining on a bank term loan. We also repaid approximately $4,200,000 in notes payable to related parties. As a result of the repayment of the term loan to the bank, we terminated the availability of a $5,000,000 line of credit with them. We may seek additional financing or equity raises; however, there can be no assurance that additional financing will be available on acceptable terms, if at all. Any financing or equity raises may result in dilution to existing stockholders and any debt financing may include restrictive covenants.  Management believes that cash generated from operations, together with existing cash reserves will be sufficient to sustain our business operations over at least the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2019, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

As of March 31, 2019, expected future cash payments related to contractual obligations and commercial commitments were as follows:

Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Promissory notes	$ 1,907,476	$ 681,010	$ 1,226,466	$ -	$ -
Capital leases	1,013	1,013	-	-	-
Operating leases	1,113,960	619,466	494,494	-	-
Total	$ 3,022,449	$ 1,301,489	$ 1,720,960	$ -	$ -

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item 3.

ITEM 4.CONTROLS AND PROCEDURES.

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

PART II - OTHER INFORMATION

ITEM 1A.RISK FACTORS.

As of the date of this filing, there have been no material changes to the Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on March 27, 2019 (the “2018 Form 10-K”).  The Risk Factors set forth in the 2018 Form 10-K should be read carefully in connection with evaluating our business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q.  Any of the risks described in the 2018 Form 10-K could materially adversely affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made.  These are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 6.EXHIBITS.

No.	Item
10.1	Asset Purchase Agreement (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 26, 2019, and incorporated herein by reference)
10.2	Sublease Agreement (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on March 26, 2019, and incorporated herein by reference)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. †
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. †
32.1	Certification of the CEO and CFO pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. +
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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

CYNERGISTEK, INC.

Date:  May 14, 2019By:  /s/  Michael McMillan

Michael McMillan
Chief Executive Officer
(Principal Executive Officer)

Date:  May 14, 2019By:  /s/  Paul T. Anthony

Paul T. Anthony
Chief Financial Officer
(Principal Accounting Officer)