Form 10-Q
period 2019-06-30
CYNERGISTEK, INC
filed 2019-08-13
CIK 1011432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Emerging growth company  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Section 12b-2 of the Exchange Act).  Yes oNo ☑.

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act.

The number of shares of the issuer’s common stock, $0.001 par value, outstanding as of August 12, 2019, was 9,795,147.

CYNERGISTEK, INC.

FORM 10-Q

TABLE OF CONTENTS

Page

Table of Contents

PART I – FINANCIAL INFORMATION4

ITEM 1.  FINANCIAL STATEMENTS.4

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.22

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.29

ITEM 4.  CONTROLS AND PROCEDURES.29

PART II - OTHER INFORMATION29

ITEM 1A.  RISK FACTORS.29

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS29

ITEM 6.  EXHIBITS.31

SIGNATURES32

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

CYNERGISTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019 (unaudited)	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$ 10,845,464	$ 6,571,381
Accounts receivable, net	4,810,332	5,572,467
Prepaid and other current assets	3,511,465	1,425,858
Refundable income taxes	-	472,059
Current assets held for sale	201,965	8,427,408
Total current assets	19,369,226	22,469,173

Property and equipment, net	818,842	887,874
Deposits	79,710	87,778
Deferred income taxes	1,615,173	2,146,020
Intangible assets, net	8,184,521	9,089,989
Goodwill	17,008,189	17,008,189
Noncurrent assets held for sale	-	1,844,349
Total assets	$ 47,075,661	$ 53,533,372
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 432,679	$ 1,370,336
Accrued compensation and benefits	1,022,593	1,592,765
Deferred revenue	1,649,026	918,165
Income taxes payable	4,253,173	-
Note payable	-	343,750
Current portion of long-term liabilities	866,995	3,271,052
Current liabilities held for sale	70,000	7,299,561
Total current liabilities	8,294,466	14,795,629

Long-term liabilities:
Term loan, less current portion	-	12,851,617
Promissory notes to related parties, less current portion	984,375	5,015,625
Capital lease obligations, less current portion	-	1,570
Operating lease liability, less current portion	268,343	436,805
Noncurrent liabilities held for sale	-	58,967
Total long-term liabilities	1,252,718	18,364,584
Commitments and contingencies
Stockholders’ equity:
Common stock, par value at $0.001, 33,333,333 shares authorized, 9,795,147 shares issued and outstanding at June 30, 2019, and 9,630,050 shares issued and outstanding at December 31, 2018	9,795	9,630
Additional paid-in capital	32,610,001	31,910,831
Accumulated earnings (deficit)	4,908,681	(11,547,302)
Total stockholders’ equity	37,528,477	20,373,159
Total liabilities and stockholders’ equity	$ 47,075,661	$ 53,533,372

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYNERGISTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2018	2019	2018
Net revenues	$ 5,057,460	$ 4,308,015	$ 10,831,117	$ 8,682,584
Cost of revenues	2,963,636	2,476,264	6,448,275	4,885,044
Gross profit	2,093,824	1,831,751	4,382,842	3,797,540
Operating expenses:
Sales and marketing	1,335,732	1,324,198	2,817,115	2,692,069
General and administrative	1,465,144	1,368,233	3,118,777	3,537,524
Depreciation	49,115	35,915	88,100	70,979
Amortization of acquisition-related intangibles	452,734	452,734	905,468	905,468
Total operating expenses	3,302,725	3,181,080	6,929,460	7,206,040
Loss from operations	(1,208,901)	(1,349,329)	(2,546,618)	(3,408,500)
Other income (expense):
Other income	17	9	26	29
Interest income	16,638	-	16,638	-
Interest expense	(113,545)	(341,579)	(409,450)	(741,312)
Total other income (expense)	(96,890)	(341,570)	(392,786)	(741,283)

(Loss) before provision for income taxes	(1,305,791)	(1,690,899)	(2,939,404)	(4,149,783)
Income tax benefit	366,524	16,532	510,738	619,004
Net loss from continuing operations	(939,267)	(1,674,367)	(2,428,666)	(3,530,779)
Income (loss) from discontinued operations, including gain on sale, net of tax	(152,181)	1,795,500	18,884,649	2,944,569
Net income (loss)	$ (1,091,448)	$ 121,133	$ 16,455,983	$ (586,210)

Net income (loss) per share:
From continuing operations:
Basic	$ (0.10)	$ (0.17)	$ (0.25)	$ (0.37)
Diluted	$ (0.10)	$ (0.17)	$ (0.25)	$ (0.37)

From discontinued operations:
Basic	$ (0.02)	$ 0.19	$ 1.94	$ 0.31
Diluted	$ (0.02)	$ 0.18	$ 1.91	$ 0.31

Net income:
Basic	$ (0.11)	$ 0.01	$ 1.69	$ (0.06)
Diluted	$ (0.11)	$ 0.01	$ 1.66	$ (0.06)

Number of weighted average shares outstanding:
Basic	9,791,744	9,613,566	9,732,991	9,600,120
Diluted	9,791,744	9,827,686	9,911,140	9,600,120

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYNERGISTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2019

(UNAUDITED)

			Additional	Accumulated	Total
	Common Stock		Paid-in	(Deficit)	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2018	9,630,050	$ 9,630	$ 31,910,831	$ (11,547,302)	$ 20,373,159
Stock compensation expense for options and warrants granted to employees and directors	-	-	11,286	-	11,286
Stock compensation expense for restricted stock units granted to employees	-	-	395,406	-	395,406
Restricted stock units exercised	70,000	70	(70)	-	-
Stock options exercised	23,015	23	2,505	-	2,528
Net income	-	-	-	17,547,431	17,547,431
Balance at March 31, 2019	9,723,065	$ 9,723	$ 32,319,958	$ 6,000,129	$ 38,329,810
Stock compensation expense for options and warrants granted to employees and directors	-	-	993	-	993
Stock compensation expense for restricted stock units granted to employees	-	-	280,169	-	280,169
Restricted stock units exercised	47,455	47	(47)	-	-
Stock options exercised	24,627	25	8,928	-	8,953
Net loss	-	-	-	(1,091,448)	(1,091,448)
Balance at June 30, 2019	9,795,147	$ 9,795	$ 32,610,001	$ 4,908,681	$ 37,528,477

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYNERGISTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2018

(UNAUDITED)

			Additional	Accumulated	Total
	Common Stock		Paid-in	(Deficit)	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2017	9,576,028	$ 9,576	$ 31,156,362	$ (14,320,560)	$ 16,845,378
Stock compensation expense for options and warrants granted to employees and directors	-	-	11,516	-	20,704
Stock compensation expense for restricted stock units granted to employees	-	-	176,746	-	281,430
Stock options exercised	16,519	17	(17)	-	-
Cumulative effect of adoption of revenue recognition standard ASC 606	-	-	-	879,666	879,666
Net loss	-	-	-	(707,343)	(707,343)
Balance at March 31, 2018	9,592,547	$ 9,593	$ 31,344,607	$ (14,148,237)	$ 17,205,963
Stock compensation expense for options and warrants granted to employees and directors	-	-	9,188	-	9,188
Stock compensation expense for restricted stock units granted to employees	-	-	104,684	-	104,684
Stock options exercised	23,586	23	(23)	-	-
Net income	-	-	-	121,133	121,133
Balance at June 30, 2018	9,616,133	$ 9,616	$ 31,458,456	$ (14,027,104)	$ 17,440,968

The accompanying notes are an integral part of these condensed consolidated financial statements

.

CYNERGISTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$ 16,455,983	$ (586,210)
Adjustments to reconcile net income (loss) to net cash (used for) provided by operating activities:
Depreciation	124,735	180,584
Amortization of intangible assets	905,468	905,467
Deferred income taxes	530,847	(230,000)
Bad debts	-	83,070
Stock compensation expense for warrants and options granted to employees and directors	12,279	20,704
Stock compensation expense for restricted stock units granted to employees and directors	675,575	281,430
Note payable issued in consideration for severance pay	-	343,750
Interest expense related to loan acquisition costs	85,883	9,534
Gain on sale of discontinued operations before income taxes	(23,839,119)	-
Changes in operating assets and liabilities:
Accounts receivable	(625,796)	3,240,943
Supplies	75,252	185,080
Prepaid and other current assets	1,568,537	(132,778)
Deposits	8,068	(402)
Accounts payable and accrued expenses	101,015	(1,753,767)
Income taxes payable	4,725,233	(183,321)
Accrued compensation and benefits	(1,725,230)	(837,159)
Deferred revenue	739,708	941,154
Net cash (used for) provided by operating activities	(181,562)	2,468,079
Cash flows from investing activities:
Proceeds from sale of net assets of discontinued operations	24,370,254	-
Purchases of property and equipment	(127,705)	(80,979)
Net cash provided by (used for) investing activities	24,242,549	(80,979)
Cash flows from financing activities:
Proceeds from term loan	-	17,250,000
Loan acquisition fees paid	-	(111,250)
Payments on term loans	(15,401,786)	(11,818,333)
Payments on promissory notes to related parties	(4,375,000)	(6,890,625)
Payments on capital leases	(21,599)	(67,303)
Proceeds from issuance of common stock through stock options and warrants	11,481	-
Net cash used for financing activities	(19,786,904)	(1,637,511)
Net increase (decrease) in cash and cash equivalents	4,274,083	749,589
Cash and cash equivalents, beginning of period	6,571,381	4,252,060
Cash and cash equivalents, end of period	$ 10,845,464	$ 5,001,649

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYNERGISTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

Six Months Ended June 30,
	2019	2018
Supplemental disclosure of cash flow information:
Interest paid	$ 588,397	$ 644,895
Income taxes paid	$ 122,741	$ 178,262

Non-cash investing and financing activities:
Capitalized right-to-use asset resulting from the adoption of ASC 842	$ -	$ 808,841
Capitalized operating lease liability resulted from the adoption of ASC 842	$ -	$ 683,797

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2019 AND 2018

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

Based on our integration strategies, and an analysis of how our Chief Operating Decision Makers review, manage and are compensated, we have determined that the Company operates as one segment. As described in Note 17, we sold the assets used in our managed print services business division (the “MPS Business”) on March 20, 2019. For the periods presented, all revenues were derived from domestic operations.

We have performed an evaluation of subsequent events through the date of filing these unaudited condensed consolidated financial statements with the SEC.

Certain balances have been reclassified to conform to current period presentation.

2.RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard on leasing. The new standard requires companies to record most leased assets and liabilities on the balance sheet, and also proposed a dual model for recognizing expense. The Company adopted the standard as of January 1, 2019, with retroactive reporting for prior periods (the comparative option). Adoption of the new standard resulted in the recording of operating lease right-of-use ("ROU")  assets and operating lease liabilities of $808,841 and $683,797, respectively, as of January 1, 2018, with the difference due to deferred rents that were reclassified to the ROU asset value. The standard did not affect our consolidated net income or cash flows. See Note 6 for further details.

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

In January 2017, the FASB issued a new accounting standard simplifying the test for goodwill impairment. Currently, the fair value of the reporting unit is compared with the carrying value of the reporting unit (identified as "Step 1"). If the fair value of the reporting unit is lower than its carrying amount, then the implied fair value of goodwill is calculated. If the implied fair value of goodwill is lower than the carrying value of goodwill an impairment is recognized (identified as "Step 2"). The new standard eliminates Step 2 from the impairment test; therefore, a goodwill impairment will be recognized as the difference of the fair value and the carrying value. The new standard becomes effective on January 1, 2020, with early adoption permitted. We adopted this standard on January 1, 2019.This new standard had no impact on our consolidated financial position, results of operations and cash flows.

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

3.ACCOUNTS RECEIVABLE

A summary of accounts receivable is as follows:

	June 30, 2019	December 31, 2018
Trade receivables	$ 4,810,332	$ 5,572,467
Allowance for doubtful accounts	-	-
Total accounts receivable, net	$ 4,810,332	$ 5,572,467

4.DEFERRED COMMISSIONS

Our incremental costs of obtaining a contract, which consist of sales commissions, are deferred and amortized over the period of contract performance. Effective January 1, 2018, we adopted the modified retrospective method of the new revenue recognition pronouncement. Deferred commissions are included in prepaid and other current assets in our consolidated balance sheets. We had $961,463 and $961,371 of unamortized deferred commissions as of June 30, 2019 and 2018, respectively. We had $273,881 and $574,798 of commissions expense for the three and six months ended June 30, 2019, respectively. Commissions expense for the three and six months ended June 30, 2018 were $211,663 and $362,971, respectively.

5.PROPERTY AND EQUIPMENT

A summary of property and equipment follows:

	June 30, 2019	December 31, 2018
Furniture and fixtures	$ 195,586	$ 316,926
Computers and office equipment	305,255	563,856
Right of use assets	683,797	683,797
Property and equipment at cost	1,184,638	1,564,579
Less accumulated depreciation and amortization	(365,796)	(555,365)
	$ 818,842	$ 887,874

6.LEASES

We lease approximately 17,000 square feet of office space at 27271 Las Ramblas, Suite 200, Mission Viejo, California. This lease terminates in April 2021. During the first quarter of 2019, we subleased this space to two subtenants. The terms of these subleases end concurrently with the end of our lease obligation in April 2021.We also lease approximately 3,600 square feet of office space at 11410 Jollyville Road, Suite 2201, Austin, Texas. This lease terminates in September 2019. During the first quarter of 2018, we subleased this space to a subtenant. The terms of this sublease ends concurrently with the end of our lease obligation in September 2019. We also lease approximately 9,600 square feet of office space at 11940 Jollyville Road, Austin, Texas. This lease terminates in May 2020. Operating lease expense totaled $214,705 and $361,377 for the six months ended June 30, 2019 and 2018, respectively.

We used a discount rate of 5.5% as of January 1, 2018 in determining our operating lease liability. This rate represented our incremental borrowing rate at that time. Short-term leases with initial terms of twelve months or less are not capitalized.

We determine if a contract is or contains a lease at inception or modification of a contract. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period in exchange for consideration. Control over the use of the identified asset means the lessee has both (a) the right to obtain substantially all of the economic benefits from the use of the asset and (b) the right to direct the use of the asset.

Right-of-use assets and liabilities are recognized based on the present value of future minimum lease payments over the expected lease term at commencement date. Certain of the leases contain extension options; however, we have not included such options as part of its right-of-use assets and lease liabilities because it does not expect to extend the leases. We measure and records a right-of-use asset and lease liability based on the discount rate implicit in the lease, if known. In cases where the discount rate implicit in the lease is not known, we measure the right-of-use assets and lease liabilities using a discount rate equal to our estimated incremental borrowing rate for loans with similar collateral and duration.

We elected to not apply the recognition requirements of Topic 842 to leases of all classes of underlying assets that, at the commencement date, have a lease term of 12 months or less and do not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise. Instead, lease payments for such short-term leases are recognized in profit or loss on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for those payments is incurred.

We also lease certain office equipment under a finance lease arrangement.

Operating lease expense is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating lease cost	$ 201,709	$ 221,379	$ 289,633	$ 312,956
Sublet income	(46,433)	(59,254)	(69,245)	(67,566)
Net operating lease cost	$ 155,276	$ 162,125	$ 220,388	$ 245,400

Maturities of lease liabilities are as follows:

	Operating Leases	Finance Leases
2019	$ 316,146	$ 405
2020	512,632	-
2021	132,926	-
Total lease payments	961,704	405
Less imputed interest	(389,271)	-
Total lease liabilities	572,433	405
Less current portion of lease liabilities	(304,090)	(405)
Long-term lease liabilities	$ 268,343	$ -

7.INTANGIBLE ASSETS

Intangible assets are amortized over expected useful lives ranging from 1.5 to 10 years and consist of the following:

June 30, 2019			December 31, 2018
Carrying Amount	Accumulated Amortization	Net Book Value	Carrying Amount	Accumulated Amortization	Net Book Value

Acquired technology	$ 9,220,608	$ (2,650,678)	$ 6,569,930	$ 9,220,608	$ (2,202,291)	$ 7,018,317
Customer relationships	2,933,257	(2,127,007)	806,250	2,933,257	(1,858,257)	1,075,000
Trademarks	1,693,978	(918,978)	775,000	1,693,978	(763,978)	930,000
Non-compete agreements	264,243	(230,902)	33,341	264,243	(197,571)	66,672
Total	$ 14,112,086	$ (5,927,565)	$ 8,184,521	$ 14,112,086	$ (5,022,097)	$ 9,089,989

8.DEFERRED REVENUE

We record deferred revenues when amounts are billed to customers in advance of our performance. $661,851 and $523,443 of managed services revenues were recognized during the six months ended June 30, 2019 and 2018, respectively, that was included in deferred revenue at the beginning of the respective periods. $50,658 and $459,146 of consulting and professional services revenues were recognized during the six months ended June 30, 2019 and 2018, respectively, that was included in deferred revenue at the beginning of the respective periods.

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

There were no borrowings on the line of credit in 2018.

Interest charges associated with this term loan totaled $133,914 for the six months ended June 30, 2018.

Debt Restructuring

On March 12, 2018, we entered into a Credit Agreement (together with the other related documents defined therein, the “Credit Agreement”) with BMO Harris Bank N.A., a national banking association (“Bank”), as lender (the “BMO Loan”).

The purposes of the BMO Loan were (1) to refinance and replace the facilities under the A&R Credit Agreement, thus terminating that agreement as of March 12, 2018, (2) to refinance $2,250,000 of a promissory note held by Michael McMillan (the “McMillan Seller Note”), (3) to finance payments to Michael Hernandez, including the full repayment of a promissory note held by Hernandez (the “Hernandez Seller Note”) in the original principal amount of $4,500,000, issued as part of the acquisition of CTEK Security, Inc., (4) to finance working capital, (5) for general corporate purposes and (6) to fund certain fees and expenses associated with the closing of the BMO Loan.

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

Revolving Line of Credit: Additionally, pursuant to the Credit Agreement, the Bank agreed to provide a revolving loan or loans to the Company in an aggregate amount of up to $5,000,000 with a $500,000 sublimit for the issuance of letters of credit. Pursuant to the Credit Agreement, the Company could elect that each borrowing of revolving loans be either Base Rate Loans or Eurodollar Loans. Each revolving loan, both for principal and interest then outstanding, matured and was due and payable on March 12, 2020, or such earlier date on which the Revolving Credit Commitment (as defined in the Credit Agreement) was terminated in whole pursuant to the Credit Agreement. There were no borrowings on the line of credit in 2019 or 2018.

Beginning June 30, 2018, we were required to maintain certain financial covenants in connection with this credit agreement, including a total leverage ratio, a senior leverage ratio, and a fixed charge coverage ratio. These covenants contain ratios which changed over relevant periods of the credit agreement and could be found in Section 7.13 of the Credit Agreement.

On March 12, 2018, we paid a $86,250 commitment fee associated with the term loan and a $25,000 revolving loan commitment fee associated with the line of credit.

On March 20, 2019, we used a portion of the proceeds from the sale of the assets of the MPS Business to fully repay the balance of the term loan in the amount of $15,456,984 plus interest of $52,760. At that time, the Revolving Credit Commitment was terminated.

Interest charges associated with the BMO term loan totaled $207,903 and $207,903, respectively, for the three and six months ended June 30, 2019, and $236,769 and $286,796, respectively, for the three and six months ended June 30, 2018.

10.PROMISSORY NOTES

In connection with the acquisition of CTEK Security, Inc. (formerly CynergisTek, Inc.), we issued two promissory notes totaling $9,000,000 to Michael Hernandez and Michael McMillan (respectively, the “Hernandez Seller Note” and the “McMillan Seller Note”; and together the “Seller Notes”), with each of the Seller Notes having an initial principal amount of $4,500,000.  These Seller Notes bear interest at 8% per annum, require quarterly interest-only payments during the first 12 months, quarterly payments of principal and interest during the last 24 months, using a 36-month amortization period commencing from that point, with a balloon payment due on the maturity date.  The Company had the right to prepay all or any portion of the outstanding principal balance of the Seller Notes, provided that such prepayment is accompanied by accrued interest on the amount of principal prepaid, calculated to the date of such prepayment.

On March 12, 2018, the Company fully repaid the $4,500,000 plus accrued interest on the Hernandez Seller Note.

As part of the debt restructuring with BMO Harris Bank N.A., on March 12, 2018, the Company repaid $2,250,000 plus accrued interest on the McMillan Seller Note.  The Company and Mr. McMillan agreed to amend and restate the McMillan Seller Note pursuant an amended and restated promissory note (the “A&R McMillan Seller Note”).  The A&R McMillan Seller Note is in the principal amount of $2,250,000, bears interest at a rate of 8% per annum, provides for quarterly payments of principal and interest and matures on March 31, 2022.  As of June 30, 2019 and December 31, 2018, the outstanding principal balance due under the A&R McMillan Seller Note was $1,546,875 and $1,828,125, respectively. Amounts due and owing under the A&R McMillan Seller Note were subordinate to the right of payment due under the BMO Loan pursuant to a Subordination Agreement among the Company, the Bank and Mr. McMillan.

Interest charges associated with the Seller Notes totaled $32,733 and $67,839, respectively for the three and six months ended June 30, 2019, and $43,952 and $193,377, respectively for the three and six months ended June 30, 2018 .

Pursuant to a separation agreement among the Company, CTEK Security, Inc. and Michael Hernandez (the “Separation Agreement”), in lieu of any earn-out payments due pursuant to the purchase agreement related to the acquisition of CTEK Security, Inc. (the “Original SPA”) that could be earned by Hernandez under the Original SPA, the Company agreed to pay Hernandez the amount of $3,750,000 in the form of a promissory note (the “Earn-out Note”). The Earn-out Note provided for (i) a maturity date of March 12, 2023, at which all principal and accrued and unpaid interest was due, (ii) a simple interest rate of 5% per annum commencing on January 1, 2018, and compounding annually, and (iii) the right of the Company to prepay all or any portion of the Earn-out Note without premium or penalty. On March 26, 2019, we used a portion of the proceeds from the sale of the assets of MPS Business to fully repay the Earn-out Note with interest of $234,293.

Interest charges associated with the Earn-out Note totaled $45,858 and $45,858, respectively, for the three and six months ended June 30, 2019, and $47,195 and $93,008, respectively, for the three and six months ended June 30, 2018.

Pursuant to the Separation Agreement, the Company also issued a Severance Payment Note to Hernandez in the original principal amount of $343,750 (the “Severance Payment Note”). The Severance Payment Note bears interest at a rate of 5% per annum, compounded annually, allowed for prepayment by the Company and matured on January 10, 2019, at which time all principal and accrued and unpaid interest was due. All principal and interest due under the Severance Payment Note was repaid on March 27, 2019.

Interest charges associated with the Severance Payment Note totaled $494 and $494, respectively, for the three and six months ended June 30, 2019 and $4,285 and $8,476, respectively for the three and six months ended June 30, 2018.

11.REVENUES

Below is a summary of our revenues disaggregated by revenue source.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Managed services	$ 2,835,727	$ 2,512,027	$ 5,627,468	$ 4,829,663
Consulting and professional services	2,179,825	1,774,595	5,144,419	3,796,139
Hardware and software resales	41,908	21,393	59,230	56,782
Net revenues	$ 5,057,460	$ 4,308,015	$ 10,831,117	$ 8,682,584

12.OPTIONS, WARRANTS AND RESTRICTED STOCK UNITS

Below is a summary of stock option, warrant and restricted stock unit activity during the six-month period ended June 30, 2019:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2018	539,593	$ 2.97
Granted	-	-
Exercised	(47,642)	3.18
Cancelled	(136,795)	3.34
Outstanding at June 30, 2019	355,156	$ 2.80	2.55	$ 728,188
Exercisable at June 30, 2019	354,599	$ 2.80	2.55	$ 727,832

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2018	77,779	$ 3.03
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding at June 30, 2019	77,779	$ 3.03	3.55	$ 138,447
Exercisable at June 30, 2019	77,779	$ 3.03	3.55	$ 138,447

Restricted Stock Units	Shares	Weighted Average Price	Weighted Average Remaining Term in Years
Outstanding at December 31, 2018	810,000	$ 3.67
Granted	42,600	4.67
Vested	(47,455)	3.42
Cancelled	(32,545)	3.55
Outstanding at June 30, 2019	772,600	$ 3.75	1.63

For the three months and six months ended June 30, 2019 and 2018, stock-based compensation expense recognized in the consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of revenues	$ 40,566	$ 28,694	$ 216,305	$ 61,026
Sales and marketing	70,136	(12,239)	133,967	45,250
General and administrative	170,460	97,418	337,582	195,828
Total stock-based compensation expense	$ 281,162	$ 113,873	$ 687,854	$ 302,134

13.NET INCOME  (LOSS) PER SHARE

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

For the three months ended June 30, 2019, potentially dilutive securities consisted of options and warrants to purchase 432,378 shares of common stock at prices ranging from $2.28 to $4.05 per share and 772,600 shares of restricted stock units. Of these potentially dilutive securities, none of the shares to purchase common stock from the options and warrants and none of the shares related to the restricted stock units are included in the computation of diluted earnings per share because the effect of including these instruments would be anti-dilutive.

For the six months ended June 30, 2019, potentially dilutive securities consisted of options and warrants to purchase 432,378 shares of common stock at prices ranging from $2.28 to $4.05 per share and 772,600 shares of restricted stock units. Of these potentially dilutive securities, 178,149 of the shares to purchase common stock from the options and warrants or shares related to the restricted stock units are included in the computation of diluted earnings per share because the effect of including these instruments would be anti-dilutive.

For the three months ended June 30, 2018, potentially dilutive securities consisted of options and warrants to purchase 687,378 shares of common stock at prices ranging from $0.90 to $6.45 per share and 453,000 shares of restricted stock units. Of these potentially dilutive securities, 214,120 of the shares to purchase common stock from the options and warrants and none of the shares related to the restricted stock units are included in the computation of diluted earnings per share because the effect of including these instruments would be anti-dilutive.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerators:
Net loss from continuing operations	$ (939,267)	$ (1,674,367)	$ (2,428,666)	$ (3,530,779)
Net income (loss) from discontinued operations	$ (152,181)	$ 1,795,500	$ 18,884,649	$ 2,944,569
Net income (loss)	$ (1,091,448)	$ 121,133	$ 16,455,983	$ (586,210)

Denominator:
Denominator for basic calculation weighted average shares	9,791,744	9,613,566	9,732,991	9,600,120

Dilutive common stock equivalents:
Options and warrants	-	214,120	178,149	-

Denominator for diluted calculation weighted average shares	9,791,744	9,827,686	9,911,140	9,600,120

Net income (loss) per share: From continuing operations
Basic	$ (0.10)	$ (0.17)	$ (0.25)	$ (0.37)
Diluted	$ (0.10)	$ (0.17)	$ (0.25)	$ (0.37)

From discontinued operations
Basic	$ (0.02)	$ 0.19	$ 1.94	$ 0.31
Diluted	$ (0.02)	$ 0.18	$ 1.91	$ 0.31

Net income (loss)
Basic	$ (0.11)	$ 0.01	$ 1.69	$ (0.06)
Diluted	$ (0.11)	$ 0.01	$ 1.66	$ (0.06)

14.REMAINING PERFORMANCE OBLIGATIONS

Remaining performance obligations represent the amount of revenue from fixed-fee contracts, including those which have potential early cancellation provisions, for which work has not been performed. As of June 30, 2019, approximately $25,000,000 of revenue from fixed-fee contracts is expected to be recognized from these remaining performance obligations. We expect to recognize revenue on approximately 86% of these remaining performance obligations over the next 24 months, with the balance thereafter. We elected to utilize the practical expedient exemption to exclude from this disclosure the amount of revenue from contracts which are not fixed-fee and where we do not have the right to invoice until the services have been performed.

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

In February 2018, the Company amended the McMillan Employment Agreement to extend the term thereof through December 31, 2020 and increased his base salary to $334,700 for 2018, $359,700 for 2019, and the 2020 base salary to be determined by the Board of Directors at the end of the 2019 calendar year. He will also be eligible for a bonus of up to $219,375 and $242,798 in 2018 and 2019, respectively, and his 2020 bonus will be up to 67.5% of his base salary.  The foregoing is a summary of the McMillan Employment Agreement which is included as Exhibit 99.6 to our Current Report on Form 8-K filed with the SEC on January 17, 2017, and the amendment to the McMillan Employment Agreement, which is found as Exhibit 10.44 to our Annual Report on Form 10-K filed with the SEC on March 28, 2018.

On July 15, 2019, Michael McMillan notified the Board of Directors of his decision to retire from the Company effective December 31, 2019.  In connection with his planned retirement, Mr. McMillan also submitted his resignation as President and Chief Executive Officer of the Company, effective July 31, 2019. Mr. McMillan will continue to serve as a director of the Company and will remain employed by the Company through his retirement date in order to assist with the transition.  Mr. McMillan was given the honorary title of President and CEO Emeritus by the Board.

Paul T. Anthony

Effective January 1, 2016, we entered into an employment agreement with Paul T. Anthony (the “Anthony Agreement”). The Anthony Agreement provides that Mr. Anthony will continue to serve as our Executive Vice President,  CFO and Corporate Secretary. The Anthony Agreement has a term of two years and provides for an annual base salary of $245,000. The Anthony Agreement will automatically renew for subsequent twelve (12) month terms unless either party provides advance written notice to the other that such party does not wish to renew the agreement for a subsequent twelve (12) months.  Mr. Anthony also receives the customary employee benefits available to our employees. Mr. Anthony was also entitled to receive a bonus of up to $132,000 per year, the achievement of which is based on Company performance metrics.  We may terminate Mr. Anthony’s employment under the Anthony Agreement without cause at any time on thirty (30) days advance written notice, at which time Mr. Anthony would receive severance pay for twelve months and be fully vested in all options and warrants granted to date.

In February 2018, the Company amended the Anthony Agreement to extend the term thereof through December 31, 2020 and increased his base salary to $284,700 for 2018, and $309,700 for 2019, with the 2020 base salary to be determined by the Board of Directors at the end of the 2019 calendar year. He will also be eligible for a bonus of up to $209,047 in 2019, and his 2020 bonus will be up to 67.5% of his base salary. The foregoing are summaries of the Anthony Agreement and the amendment to the Anthony Agreement, which are included as Exhibit 10.32 to our Annual Report on Form 10-K filed with the SEC on March 30, 2016, and Exhibit 10.45 to our Annual Report on Form 10-K filed with the SEC on March 28, 2018, respectively.

Caleb Barlow

Effective August 1, 2019, we entered into an employment agreement with Caleb Barlow (the “Barlow Agreement”) pursuant to which he will serve as President and Chief Executive Officer and will have the duties and responsibilities as are commensurate with the positions of President and Chief Executive Officer. The initial term of the Barlow Agreement is 36 months from August 1, 2019 and will automatically renew for subsequent 12-month terms unless either party provides written notice to the other party of a desire not to renew employment.

Mr. Barlow’s base salary will be $350,000. He is entitled to incentive bonus compensation that offers the potential to receive a discretionary bonus up to 100% of his base salary. For 2019, his discretionary bonus will total up to a maximum of $85,000. The incentive bonus plan is based on a number of factors established by the Board. In addition, he will receive a retention bonus totaling $500,000, with $200,000 payable on August 1, 2019, $150,000 payable on January 1, 2020 and $150,000 payable on January 2021. Mr. Barlow will also receive equity compensation consisting of an option to purchase up to 500,000 shares of the Company’s common stock, subject to vesting, and 50,000 shares of restricted stock units. The options are nonqualified, and the grant was made outside of the Company's 2011 Stock Incentive Plan. We may terminate Mr. Barlow’s employment without cause at any time on thirty (30) days’ advance written notice to Mr. Barlow at which time Mr. Barlow would receive severance pay for twelve months and be fully vested in all options and warrants granted to date. Mr. Barlow is entitled to receive (a) his annual base salary then in effect, and full target annual bonus, each prorated to the date of termination, (b) payment of base salary compensation for an additional twelve months, payable as a lump sum, (c) acceleration and payment of the unpaid portion of the sign-on and retention bonus, and (d) the acceleration of all unvested stock options and warrants then held by Mr. Barlow, subject to certain conditions set forth in the Employment Agreement.  If Mr. Barlow resigns for any reason other than Good Reason, he will be entitled to receive his base salary for the thirty (30) day written notice period, but no other amounts. The foregoing is a summary of the Barlow Agreement, which is included as Exhibit 10.1 to our Form 8-K filed with the SEC on July 16, 2019.

16.CONCENTRATIONS

Cash Concentrations

At times, cash balances held in financial institutions are in excess of federally insured limits.  Management performs periodic evaluations of the relative credit standing of financial institutions and limits the amount of risk by selecting financial institutions with a strong credit standing.

Major Customers

Our largest customer accounted for approximately 19% and 15% of our revenues for the six months ended June 30, 2019 and 2018, respectively. Our largest customer had accounts receivable totaling approximately $900,000 and $400,000 as of June 30, 2019 and December 31, 2018, respectively.

17.DISCONTINUED OPERATIONS

On March 20, 2019, we, along with our wholly-owned subsidiary, CTEK Solutions, Inc., entered into an Asset Purchase Agreement (together with the other related documents defined therein, the “Purchase Agreement”) with Vereco, LLC, a Delaware limited liability company (“Buyer”). Pursuant to the Purchase Agreement, we sold our assets used in the provision of our managed print services business division (the “MPS Business”), which had been primarily conducted by CTEK Solutions, Inc. Buyer also assumed certain liabilities relating to the MPS Business. The purchase price paid to us by Buyer pursuant to the Purchase Agreement was $30,000,000, $5,000,000 of which was placed in escrow by Buyer, the release of which is contingent upon certain events and conditions specified in the Purchase Agreement. On June 20, 2019, a contingent event had not occurred and per the terms of the Purchase Agreement, $1,500,000 of the $5,000,000 was removed as a contingent escrow balance receivable and we will no longer be able to earn this amount. The purchase price is subject to adjustment based on closing working capital results of the MPS Business.  The initial working capital adjustment reduced the cash received by $629,746.

The following is the summary of the transaction selling the MPS Business:

Cash received	$ 24,370,254
Escrow balance receivable	3,500,000
Expected final working capital adjustment	(1,566,753)
Book value of net assets disposed	(2,614,232)
Gain before provision for income taxes	23,689,269
Income tax expense	(5,622,617)
Net gain from sale of discontinued operations	$ 18,066,652

The following are the carrying amounts of assets and liabilities included as part of held for sale on the balance sheet:

	June 30, 2019	December 31, 2018

Accounts receivable, net	$ 201,965	$ 5,124,270
Prepaid and other current assets	-	2,118,664
Supplies	-	1,184,474
Currents assets held for sale	$ 201,965	$ 8,427,408

Property and equipment, net	$ -	$ 327,332
Goodwill	-	1,517,017
Noncurrent assets held for sale	$ -	$ 1,844,349

Accounts payable and accrued expenses	$ -	$ 5,098,179
Accrued compensation and benefits	70,000	1,225,057
Deferred revenue	-	888,467
Current portion of long-term liabilities	-	87,857
Current liabilities held for sale	$ 70,000	$ 7,299,561

Operating lease liability	$ -	$ 58,567
Noncurrent liabilities held for sale	$ -	$ 58,967

The following is a composition of the line items constituting net income (loss) from discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net revenues	$ -	$ 12,628,919	$ 12,096,885	$ 24,637,667
Cost of revenues	-	(9,982,037)	(10,060,414)	(19,817,742)
Sales and marketing	(70,000)	(152,260)	(196,314)	(283,436)
General and administrative expenses	14,769	(618,236)	(676,630)	(1,077,873)
Depreciation	-	(53,087)	(36,635)	(109,606)
Interest expense	-	(10,072)	(1,956)	(13,800)
Income before provision for income taxes	(55,231)	1,813,228	1,124,937	3,335,211
Income tax expense	-	(17,728)	(306,940)	(390,642)
Net (loss) income from discontinued operations	$ (55,231)	$ 1,795,500	$ 817,997	$ 2,944,569

The following is a composition of the capital expenditures, and any significant noncash operating and investing items, including depreciation, of the discontinued operations.

Six Months Ended June 30,
	2019	2018
Depreciation	$ 36,635	$ 109,606
Stock compensation	$ 124,348	$ 9,815
Capital expenditures	$ -	$ 12,163

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

OVERVIEW

We are a top-ranked cybersecurity, privacy and compliance firm offering a suite of comprehensive services and solutions with an emphasis in healthcare and the challenges unique to the healthcare industry. Our recurring revenue service offerings help organizations identify ever-changing threat factors and security risks, provide resources to remediate or fill a gap in skilled and experienced talent, and offer a partner with experts in cybersecurity and privacy to manage and advise on their programs.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities.  We evaluate these estimates on an on-going basis, including those estimates related to customer programs and incentives, bad debts, intangible assets, income taxes, contingencies and litigation.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  The results of these estimates form the basis for our judgments about the carrying values of assets and liabilities which are not readily apparent from other sources.  As a result, actual results may differ from these estimates under different assumptions or conditions.

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

RESULTS OF OPERATIONS

For the Three Months Ended June 30, 2019, Compared to the Three Months Ended June 30, 2018

Revenue

Revenue increased by approximately $700,000 to $5,057,460 for the three months ended June 30, 2019, as compared to the same period in 2018 as we have focused our sales efforts and expanded our service offerings to our customers. This increase is a result of  an approximately $300,000 increase in multi-year managed service revenues and approximately $400,000 in additional revenues from consulting and professional services provided to new and existing customers.

Cost of Revenue

Cost of revenue consists primarily of salaries and related expenses of direct labor and indirect support staff.  Cost of revenue was $2,963,636 for the three months ended June 30, 2019, as compared to $2,476,264 for the same period in 2018. We incurred approximately $400,000 more in salaries and related costs and approximately $100,000 in contract labor. These increases were due to increased headcount in order to provide services to a larger customer base, to support new services and our efforts to augment the employee salary and benefit offerings to attract and retain talent.

Gross margin was 41% of revenue for the three months ended June 30, 2019, and 43% for the same period in 2018. The reduction in gross margin is reflective of our investment in attracting and retaining talented cyber security employees and costs associated with ramping up new services. Over the next few quarters, we expect gross margins to improve as we look to grow our revenue and better utilize our workforce.

Sales and Marketing

Sales and marketing expenses include salaries, commissions and expenses for sales and marketing personnel, travel and entertainment, and other selling and marketing costs. Sales and marketing expenses were consistent at $1,335,732 for the three months ended June 30, 2019, as compared to $1,324,198 for the same period in 2018.

General and Administrative

General and administrative expenses include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses and other administrative costs. General and administrative expenses increased by $96,911 to $1,465,144 for the three months ended June 30, 2019, as compared to $1,368,233 for the same period in 2018. The increase is primarily due to an increase of approximately $100,000 in software implementation and subscriptions for streamlining operations and business tracking.

Depreciation

Depreciation remained relatively steady at $49,115 for the three months ended June 30, 2019, as compared to $35,915 for the same period in 2018.

Amortization of Acquisition-Related Intangibles

Amortization of acquisition-related intangibles remained the same at $452,734 for each of the three months ended June 30, 2019 and 2018. The composition of identified intangible assets was consistent over the compared periods and there was no impairment affecting these assets.

Other Income (Expense)

Interest expense for the three months ended June 30, 2019 was $113,545, compared to $341,579 for the same period in 2018. The decrease was due to the repayment of the bank term loan and certain promissory notes in March 2019. As a result of the repayments, we expect interest expense to decrease substantially in future periods. We also earned $16,638 in interest income in 2019 as a result of placing excess cash into an interest-bearing account.

Income Tax Expense

Income tax benefit for the three months ended June 30, 2019 was $366,524, compared to income tax benefit of $16,532 for the same period in 2018. These amounts were based on estimated annual income tax rates we anticipate for the year.

Income from Discontinued Operations, Including Gain on Sale, Net of Tax

On March 20, 2019, we sold the net assets of our MPS Business. The adjustments to the gain on the sale of this business together with the charges from these discontinued operations totaled $152,181 for the three months ended June 30, 2019. This compares to the earnings from these discontinued operations in the second quarter of 2018 totaling $1,795,500.

For the Six Months Ended June 30, 2019, Compared to the Six Months Ended June 30, 2018

Revenue

Revenue increased by approximately $2,100,000 to $10,831,117 for the six months ended June 30, 2019, as compared to the same period in 2018 as we have focused our sales efforts and expanded our service offerings to our customers. This increase is a result of  an approximately $800,000 increase in multi-year managed service revenues and approximately $1,300,000 in additional revenues from consulting and professional services provided to new and existing customers.

Cost of Revenue

Cost of revenue consists primarily of salaries and related expenses of direct labor and indirect support staff.  Cost of revenue was $6,448,275 for the six months ended June 30, 2019, as compared to $4,885,044 for the same period in 2018. We incurred approximately $1,100,000 more in salaries and related costs, approximately $200,000 more in stock compensation, and approximately $300,000 more in contract labor. These increases were due to increased headcount in order to provide services to a larger customer base to support new services and our efforts to augment the employee salary and benefit offerings to attract and retain talent.

Gross margin was 40% of revenue for the six months ended June 30, 2019, and 44% for the same period in 2018. The reduction in gross margin is reflective of our investment in attracting and retaining talented cyber security employees and costs associated with ramping up new services. Over the next few quarters, we expect gross margins to improve as we look to grow our revenue and better utilize our workforce.

Sales and Marketing

Sales and marketing expenses include salaries, commissions and expenses for sales and marketing personnel, travel and entertainment, and other selling and marketing costs. Sales and marketing expenses were $2,817,115 for the six months ended June 30, 2019, as compared to $2,692,069 for the same period in 2018. The increase is primarily a result of a broad array of additional marketing expenses incurred in an effort to increase sales.

General and Administrative

General and administrative expenses include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses and other administrative costs. General and administrative expenses decreased by $418,747 to $3,118,777 for the six months ended June 30, 2019, as compared to $3,537,524 for the same period in 2018. The decrease is due to approximately $600,000 in severance paid to a departed executive in 2018. This is partially offset by an increase in salaries and related costs of approximately $100,000 primarily as a result of an increase in the issuance of restricted stock units to key employees and board members as well as an increase of approximately $100,000 in software subscriptions for implementation and subscriptions for streamlining operations and business tracking.

Depreciation

Depreciation remained relatively steady at $88,100 for the six months ended June 30, 2019, as compared to $70,979 for the same period in 2018.

Amortization of Acquisition-Related Intangibles

Amortization of acquisition-related intangibles remained the same at $905,468 for each of the six months ended June 30, 2019 and 2018. The composition of identified intangible assets was consistent over the compared periods and there was no impairment affecting these assets.

Other Income (Expense)

Interest expense for the six months ended June 30, 2019 was $409,450, compared to $741,312 for the same period in 2018. The decrease was due to the repayment of the bank term loan and certain promissory notes in March 2019. As a result of the repayments, we expect interest expense to decrease substantially in future periods. We also earned $16,638 in interest income in 2019 as a result of placing excess cash into an interest-bearing account.

Income Tax Expense

Income tax benefit for the six months ended June 30, 2019 was $510,738, compared to income tax benefit of $619,004 for the same period in 2018. These amounts were based on estimated annual income tax rates we anticipate for the year.

Income from Discontinued Operations, Including Gain on Sale, Net of Tax

On March 20, 2019, we sold the net assets of our MPS Business. The gain on the sale of this business together with the income from these discontinued operations totaled $18,884,169 for the six months ended June 30, 2019. This compares to the earnings from these discontinued operations for the six months ended June 30, 2018 totaling $2,944,569.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2019, our cash and cash equivalents were $10,845,464 and our working capital was $11,074,760.  Our principal cash requirements are for operating expenses, including employee costs and capital expenditures as well as debt service to our related party note payable and income taxes. Our primary sources of cash are revenues from operations and the sale of the MPS Business.

During the six months ended June 30, 2019, our cash used for operating activities amounted to $181,562, as compared to $2,468,079 provided by operating activities for the same period in 2018.  This reduction was primarily a result of losses experienced in the business with some temporary differences related to delayed accounts receivable collections, which came in shortly after quarter-end and timing of payments related to accounts payable.

As discussed above, in March 2019, we sold the MPS Business and received initial cash of approximately $24,400,000 upon which we repaid approximately $15,400,000 remaining on a bank term loan. We also repaid approximately $4,400,000 in notes payable to related parties. As a result of the repayment of the term loan to the bank, we terminated the availability of a $5,000,000 line of credit with them. We may seek additional financing or equity raises; however, there can be no assurance that additional financing will be available on acceptable terms, if at all. Any financing or equity raises may result in dilution to existing stockholders and any debt financing may include restrictive covenants.  Management believes that cash generated from operations, together with existing cash reserves will be sufficient to sustain our business operations over at least the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2019, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

As of June 30, 2019, expected future cash payments related to contractual obligations and commercial commitments were as follows:

Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Promissory notes	$ 1,569,514	$ 506,358	$ 1,063,156	$ -	$ -
Capital leases	405	405	-	-	-
Operating leases	961,704	605,414	356,290	-	-
Total	$ 2,531,623	$ 1,112,177	$ 1,419,446	$ -	$ -

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

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As previously disclosed in our Form 8-K filed on July 16, 2019, on July 15, 2019, we granted Caleb Barlow an option to purchase up to 500,000 shares of common stock, in connection with his employment agreement with the Company.  The options are nonqualified stock options and were granted pursuant to a Stock Option Grant Agreement between the Company and Mr. Barlow.  The stock option grant was made outside of the Company’s 2011 Stock Incentive Plan and was approved by the Compensation Committee of the Company’s Board of Directors.  The option has an exercise price of $4.86 per share, an expiration date which is ten years from the date of grant, and, subject to Mr. Barlow’s continuous service to the Company, vests as to one-third (1/3rd) on the first anniversary of the date of grant and as to one-third (1/3rd) on the two subsequent anniversaries of the date of grant, such that the option shall be fully vested on the third (3rd) anniversary of the date of grant.

The aforementioned securities were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, (the “Securities Act”) and rules and regulations promulgated thereunder.  Our reliance upon Section 4(a)(2) of the Securities Act in granting the aforementioned options to purchase shares of our common stock was based in part upon the following factors: (a) the issuances of the securities was in connection with an isolated private transaction which did not involve any public offering; (b) there were a limited number of offerees; (c) there were no subsequent or contemporaneous public offerings of the securities by us; and (d) the negotiations for the issuance of the securities took place directly between the offeree and us.

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

CYNERGISTEK, INC.

Date:  August 13, 2019By:  /s/ Caleb Barlow

Caleb Barlow
President and Chief Executive Officer
(Principal Executive Officer)

Date:  August 13, 2019By:  /s/ Paul T. Anthony

Paul T. Anthony
Chief Financial Officer
(Principal Accounting Officer)