Form 10-Q
period 2019-09-30
CYNERGISTEK, INC
filed 2019-11-12
CIK 1011432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

(512) 402-8550

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

Emerging growth company  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Section 12b-2 of the Exchange Act).  Yes o No ☑.

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act.

The number of shares of the issuer’s common stock, $0.001 par value, outstanding as of November 10, 2019, was 10,337,711.

CYNERGISTEK, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

CYNERGISTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019 (unaudited)	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$10,183,214	$6,571,381
Accounts receivable, net	3,485,943	5,572,467
Prepaid and other current assets	4,058,218	1,425,858
Refundable income taxes	-	472,059
Current assets held for sale	201,965	8,427,408
Total current assets	17,929,340	22,469,173

Property and equipment, net	757,066	887,874
Deposits	79,710	87,778
Deferred income taxes	1,615,173	2,146,020
Intangible assets, net	7,731,787	9,089,989
Goodwill	17,008,189	17,008,189
Noncurrent assets held for sale	-	1,844,349
Total assets	$45,121,265	$53,533,372
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$215,631	$1,370,336
Accrued compensation and benefits	920,014	1,592,765
Deferred revenue	1,468,472	918,165
Income taxes payable	4,016,534	-
Note payable	-	343,750
Current portion of long-term liabilities	866,594	3,271,052
Current liabilities held for sale	-	7,299,561
Total current liabilities	7,487,245	14,795,629

Long-term liabilities:
Term loan, less current portion	-	12,851,617
Promissory notes to related parties, less current portion	843,750	5,015,625
Capital lease obligations, less current portion	-	1,570
Operating lease liability, less current portion	199,349	436,805
Noncurrent liabilities held for sale	-	58,967
Total long-term liabilities	1,043,099	18,364,584
Commitments and contingencies
Stockholders’ equity:
Common stock, par value at $0.001, 33,333,333 shares authorized, 9,795,147 shares issued and outstanding at September 30, 2019, and 9,630,050 shares issued and outstanding at December 31, 2018	9,795	9,630
Additional paid-in capital	32,935,601	31,910,831
Accumulated earnings (deficit)	3,645,525	(11,547,302)
Total stockholders’ equity	36,590,921	20,373,159
Total liabilities and stockholders’ equity	$45,121,265	$53,533,372

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYNERGISTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net revenues	$4,766,000	$5,655,738	$15,597,117	$14,338,322
Cost of revenues	3,165,502	2,898,273	9,613,777	7,783,317
Gross profit	1,600,498	2,757,465	5,983,340	6,555,005
Operating expenses:
Sales and marketing	1,090,733	1,193,878	3,907,847	3,885,948
General and administrative	1,689,012	1,350,855	4,807,789	4,888,377
Change in valuation of contingent earn-out	(178,269)	-	(178,269)	-
Depreciation	47,775	36,853	135,875	107,833
Amortization of acquisition-related intangibles	452,734	452,734	1,358,202	1,358,202
Total operating expenses	3,101,985	3,034,320	10,031,444	10,240,360
Loss from operations	(1,501,487)	(276,855)	(4,048,104)	(3,685,355)
Other income (expense):
Other income	-	18	26	47
Interest income	41,438	-	58,076	-
Interest expense	(30,459)	(352,754)	(439,909)	(1,094,066)
Loss on disposition of fixed assets	(2,188)	-	(2,188)	-
Total other income (expense)	8,791	(352,736)	(383,995)	(1,094,019)

Loss before benefit for income taxes	(1,492,696)	(629,591)	(4,432,099)	(4,779,374)
Income tax benefit	236,040	225,426	746,778	844,430
Net loss from continuing operations	(1,256,656)	(404,165)	(3,685,321)	(3,934,944)
Income (loss) from discontinued operations, including gain on sale, net of tax	(6,500)	1,558,291	18,878,149	4,502,860
Net income (loss)	$(1,263,156)	$1,154,126	$15,192,828	$567,916

Net income (loss) per share:
From continuing operations:
Basic	$(0.13)	$(0.04)	$(0.38)	$(0.41)
Diluted	$(0.13)	$(0.04)	$(0.38)	$(0.41)

From discontinued operations:
Basic	$(0.00)	$0.16	$1.94	$0.47
Diluted	$(0.00)	$0.16	$1.90	$0.46

Net income (loss):
Basic	$(0.13)	$0.12	$1.56	$0.06
Diluted	$(0.13)	$0.12	$1.53	$0.06

Number of weighted average shares outstanding:
Basic	9,795,147	9,616,133	9,754,014	9,605,536
Diluted	9,795,147	9,762,370	9,910,107	9,813,098

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYNERGISTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019

(UNAUDITED)

			Additional	Accumulated	Total
	Common Stock		Paid-in	(Deficit)	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2018	9,630,050	$9,630	$31,910,831	$(11,547,302)	$20,373,159
Stock compensation expense for options and warrants granted to employees and directors	-	-	11,286	-	11,286
Stock compensation expense for restricted stock units granted to employees	-	-	395,406	-	395,406
Restricted stock units exercised	70,000	70	(70)	-	-
Stock options exercised	23,015	23	2,505	-	2,528
Net income	-	-	-	17,547,431	17,547,431
Balance at March 31, 2019	9,723,065	$9,723	$32,319,958	$6,000,129	$38,329,810
Stock compensation expense for options and warrants granted to employees and directors	-	-	993	-	993
Stock compensation expense for restricted stock units granted to employees	-	-	280,169	-	280,169
Restricted stock units exercised	47,455	47	(47)	-	-
Stock options exercised	24,627	25	8,928	-	8,953
Net loss	-	-	-	(1,091,448)	(1,091,448)
Balance at June 30, 2019	9,795,147	$9,795	$32,610,001	$4,908,681	$37,528,477
Stock compensation expense for options and warrants granted to employees and directors	-	-	59,110	-	59,110
Stock compensation expense for restricted stock units granted to employees	-	-	266,490	-	266,490
Net loss	-	-	-	(1,263,156)	(1,263,156)
Balance at September 30, 2019	9,795,147	$9,795	$32,935,601	$3,645,525	$36,590,921

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYNERGISTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018

(UNAUDITED)

			Additional	Accumulated	Total
	Common Stock		Paid-in	(Deficit)	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2017	9,576,028	$9,576	$31,156,362	$(14,320,560)	$16,845,378
Stock compensation expense for options and warrants granted to employees and directors	-	-	11,516	-	11,516
Stock compensation expense for restricted stock units granted to employees	-	-	176,746	-	176,746
Stock options exercised	16,519	17	(17)	-	-
Cumulative effect of adoption of revenue recognition standard ASC 606	-	-	-	879,666	879,666
Net loss	-	-	-	(707,343)	(707,343)
Balance at March 31, 2018	9,592,547	$9,593	$31,344,607	$(14,148,237)	$17,205,963
Stock compensation expense for options and warrants granted to employees and directors	-	-	9,188	-	9,188
Stock compensation expense for restricted stock units granted to employees	-	-	104,684	-	104,684
Stock options exercised	23,586	23	(23)	-	-
Net income	-	-	-	121,133	121,133
Balance at June 30, 2018	9,616,133	$9,616	$31,458,456	$(14,027,104)	$17,440,968
Stock compensation expense for options and warrants granted to employees and directors	-	-	8,292	-	8,292
Stock compensation expense for restricted stock units granted to employees	-	-	152,972	-	152,972
Stock options exercised	-	-	-	-	-
Net income	-	-	-	1,154,126	1,154,126
Balance at September 30, 2018	9,616,133	$9,616	$31,619,720	$(12,872,978)	$18,756,358

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYNERGISTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$15,192,828	$567,916
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Depreciation	172,510	265,424
Amortization of intangible assets	1,358,202	1,358,201
Deferred income taxes	530,847	190,259
Bad debts	-	109,673
Stock compensation expense for warrants and options granted to employees and directors	71,389	28,996
Stock compensation expense for restricted stock units granted to employees and directors	942,065	434,402
Change in valuation of contingent earn-out	178,269	-
Note payable issued in consideration for severance pay	-	343,750
Interest expense related to loan acquisition costs	85,883	17,450
Gain on sale of discontinued operations before income taxes	(23,689,269)	-
Changes in operating assets and liabilities:
Accounts receivable	919,551	3,765,243
Supplies	50,632	112,042
Prepaid and other current assets	1,021,784	(146,370)
Deposits	8,068	(402)
Accounts payable and accrued expenses	(389,684)	(2,500,201)
Income taxes payable	4,488,594	258,204
Accrued compensation and benefits	(1,897,809)	80,965
Deferred revenue	608,047	(281,266)
Net cash (used for) provided by operating activities	(348,093)	4,604,286
Cash flows from investing activities:
Proceeds from sale of net assets of discontinued operations	24,070,554	-
Purchases of property and equipment	(182,698)	(82,535)
Net cash provided by (used for) investing activities	23,887,856	(82,535)
Cash flows from financing activities:
Proceeds from term loan	-	17,250,000
Loan acquisition fees paid	-	(111,250)
Payments on term loans	(15,401,786)	(12,434,404)
Payments on promissory notes to related parties	(4,515,625)	(7,031,250)
Payments on capital leases	(22,000)	(91,480)
Proceeds from issuance of common stock through stock options and warrants	11,481	-
Net cash used for financing activities	(19,927,930)	(2,418,384)
Net increase in cash and cash equivalents	3,611,833	2,103,367
Cash and cash equivalents, beginning of period	6,571,381	4,252,060
Cash and cash equivalents, end of period	$10,183,214	$6,355,427

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYNERGISTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

	Nine Months Ended September 30,
	2019	2018
Supplemental disclosure of cash flow information:
Interest paid	$619,780	$1,214,439
Income taxes paid	$124,861	$226,170

Non-cash investing and financing activities:
Capitalized right-to-use asset resulting from the adoption of ASC 842	$-	$683,797
Capitalized operating lease liability resulted from the adoption of ASC 842	$-	$808,841

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

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

2.RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard on leasing. The new standard requires companies to record most leased assets and liabilities on the balance sheet, and also proposed a dual model for recognizing expense. The Company adopted the standard as of January 1, 2019, with retroactive reporting for prior periods (the comparative option). Adoption of the new standard resulted in the recording of operating lease right-of-use ("ROU")  assets and operating lease liabilities of $683,797 and $,808,841 respectively, as of January 1, 2018, with the difference due to deferred rents that were reclassified to the ROU asset value. The standard did not affect our consolidated net income or cash flows. See Note 6 for further details.

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

In January 2017, the FASB issued a new accounting standard simplifying the test for goodwill impairment. Currently, the fair value of the reporting unit is compared with the carrying value of the reporting unit (identified as "Step 1"). If the fair value of the reporting unit is lower than its carrying amount, then the implied fair value of goodwill is calculated. If the implied fair value of goodwill is lower than the carrying value of goodwill an impairment is recognized (identified as "Step 2"). The new standard eliminates Step 2 from the impairment test; therefore, a goodwill impairment will be recognized as the difference of the fair value and the carrying value. The new standard becomes effective on January 1, 2020, with early adoption permitted. We adopted this standard on January 1, 2019. This new standard had no impact on our consolidated financial position, results of operations and cash flows.

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

3.ACCOUNTS RECEIVABLE

A summary of accounts receivable is as follows:

	September 30, 2019	December 31, 2018
Trade receivables	$3,485,943	$5,572,467
Allowance for doubtful accounts	-	-

Total accounts receivable, net	$3,485,943	$5,572,467

4.DEFERRED COMMISSIONS

Our incremental costs of obtaining a contract, which consist of sales commissions, are deferred and amortized over the period of contract performance. Effective January 1, 2018, we adopted the modified retrospective method of the new revenue recognition pronouncement. Deferred commissions are included in prepaid and other current assets in our consolidated balance sheets. We had $870,911 and $991,175 of unamortized deferred commissions as of September 30, 2019 and December 31, 2018, respectively. We had $206,730 and $669,450 of commissions expense for the three and nine months ended September 30, 2019, respectively. Commissions expense for the three and nine months ended September 30, 2018 were $205,515 and $616,262, respectively.

5.PROPERTY AND EQUIPMENT

A summary of property and equipment follows:

	September 30, 2019	December 31, 2018
Furniture and fixtures	$195,586	$195,586
Computers and office equipment	719,594	563,856
Right of use assets	683,797	683,797
Property and equipment at cost	1,598,977	1,443,239
Less accumulated depreciation and amortization	(841,911)	(555,365)
	$757,066	$887,874

6.LEASES

We lease approximately 17,000 square feet of office space at 27271 Las Ramblas, Suite 200, Mission Viejo, California. This lease terminates in April 2021. During the first quarter of 2019, we subleased this space to two subtenants. The terms of these subleases end concurrently with the end of our lease obligation in April 2021.We also lease approximately 3,600 square feet of office space at 11410 Jollyville Road, Suite 2201, Austin, Texas. This lease terminated in September 2019. During the first quarter of 2018, we subleased this space to a subtenant. The terms of this sublease ended concurrently with the end of our lease obligation in September 2019. We also lease approximately 9,600 square feet of office space at 11940 Jollyville Road, Austin, Texas. This lease terminates in May 2020.

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

Right-of-use assets and liabilities are recognized based on the present value of future minimum lease payments over the expected lease term at commencement date. Certain of the leases contain extension options; however, we have not included such options as part of right-of-use assets and lease liabilities because we do not expect to extend the leases. We measure and record a right-of-use asset and lease liability based on the discount rate implicit in the lease, if known. In cases where the discount rate implicit in the lease is not known, we measure the right-of-use assets and lease liabilities using a discount rate equal to our estimated incremental borrowing rate for loans with similar collateral and duration.

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

We also lease certain office equipment under a finance lease arrangement.

Operating lease expense is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating lease cost	$78,008	$80,078	$253,857	$278,829
Sublet income	(13,877)	(30,416)	(62,868)	(77,298)
Net operating lease cost	$64,131	$49,662	$190,989	$201,531

Maturities of lease liabilities are as follows:

	Operating Leases	Finance Leases
2019	$147,009	$4
2020	512,632	-
2021	132,926	-
Total lease payments	792,567	4
Less imputed interest	(289,118)	-
Total lease liabilities	503,449	4
Less current portion of lease liabilities	(305,315)	(4)
Long-term lease liabilities	$198,134	$-

7.INTANGIBLE ASSETS

Intangible assets are amortized over expected useful lives ranging from 1.5 to 10 years and consist of the following:

	September 30, 2019			December 31, 2018
	Carrying Amount	Accumulated Amortization	Net Book Value	Carrying Amount	Accumulated Amortization	Net Book Value

Acquired technology	$9,220,608	$(2,874,870)	$6,345,738	$9,220,608	$(2,202,291)	$7,018,317
Customer relationships	2,933,257	(2,261,382)	671,875	2,933,257	(1,858,257)	1,075,000
Trademarks	1,693,978	(996,478)	697,500	1,693,978	(763,978)	930,000
Non-compete agreements	264,243	(247,569)	16,674	264,243	(197,571)	66,672
Total	$14,112,086	$(6,380,299)	$7,731,787	$14,112,086	$(5,022,097)	$9,089,989

8.DEFERRED REVENUE

We record deferred revenues when amounts are billed to customers in advance of our performance. $783,807 and $578,725 of managed services revenues were recognized during the nine months ended September 30, 2019 and 2018, respectively, that was included in deferred revenue at the beginning of the respective periods. $67,507 and $523,505 of consulting and professional services revenues were recognized during the nine months ended September 30, 2019 and 2018, respectively, that was included in deferred revenue at the beginning of the respective periods.

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

Interest charges associated with this term loan totaled $133,914 for the nine months ended September 30, 2018.

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

On March 20, 2019, we used a portion of the proceeds from the sale of the assets of the MPS Business to fully repay the balance of the term loan in the amount of $15,401,786 plus interest of $52,760. At that time, the Revolving Line of Credit was terminated.

Interest charges associated with the BMO term loan totaled $0 and $207,903, respectively, for the three and nine months ended September 30, 2019, and $234,989 and $521,785, respectively, for the three and nine months ended September 30, 2018.

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

As part of the debt restructuring with BMO Harris Bank N.A., on March 12, 2018, the Company repaid $2,250,000 plus accrued interest on the McMillan Seller Note.  The Company and Mr. McMillan agreed to amend and restate the McMillan Seller Note pursuant an amended and restated promissory note (the “A&R McMillan Seller Note”).  The A&R McMillan Seller Note is in the principal amount of $2,250,000, bears interest at a rate of 8% per annum, provides for quarterly payments of principal and interest and matures on March 31, 2022.  As of September 30, 2019 and December 31, 2018, the outstanding principal balance due under the A&R McMillan Seller Note was $1,406,250 and $1,828,125, respectively. Amounts due and owing under the A&R McMillan Seller Note were subordinate to the right of payment due under the BMO Loan pursuant to a Subordination Agreement among the Company, the Bank and Mr. McMillan.

Interest charges associated with the Seller Notes totaled $30,267 and $98,106, respectively for the three and nine months ended September 30, 2019, and $41,610 and $234,986, respectively for the three and nine months ended September 30, 2018.

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

Interest charges associated with the Earn-out Note totaled $0 and $45,858, respectively, for the three and nine months ended September 30, 2019, and $47,195 and $140,721, respectively, for the three and nine months ended September 30, 2018.

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

Interest charges associated with the Severance Payment Note totaled $494 and $494, respectively, for the three and nine months ended September 30, 2019 and $4,332 and $12,808, respectively for the three and nine months ended September 30, 2018.

11.REVENUES

Below is a summary of our revenues disaggregated by revenue source:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Managed services	$3,045,868	$2,683,025	$8,673,336	$7,512,688
Consulting and professional services	1,662,751	2,911,982	6,807,170	6,708,121
Hardware and software resales	57,381	60,731	116,611	117,513
Net revenues	$4,766,000	$5,655,738	$15,597,117	$14,338,322

12.OPTIONS, WARRANTS AND RESTRICTED STOCK UNITS

Below is a summary of stock option, warrant and restricted stock unit activity during the nine-month period ended September 30, 2019:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2018	539,593	$2.97
Granted	500,000	4.86
Exercised	(47,642)	3.19
Cancelled	(136,795)	3.34
Outstanding at September 30, 2019	855,156	$4.01	4.81	$122,387
Exercisable at September 30, 2019	354,599	$2.80	2.30	$122,387

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2018	77,779	$3.03
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding at September 30, 2019	77,779	$3.03	3.30	$3,889
Exercisable at September 30, 2019	77,779	$3.03	3.30	$3,889

Restricted Stock Units	Shares	Weighted Average Price	Weighted Average Remaining Term in Years
Outstanding at December 31, 2018	810,000	$3.67
Granted	53,500	4.49
Vested	(47,455)	3.42
Cancelled	(56,045)	3.95
Outstanding at September 30, 2019	760,000	$3.72	1.37

For the three months and nine months ended September 30, 2019 and 2018, stock-based compensation expense recognized in the consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of revenues	$40,989	$21,148	$257,294	$82,173
Sales and marketing	53,234	42,625	187,200	87,875
General and administrative	231,377	97,492	568,960	293,350
Total stock-based compensation expense	$325,600	$161,265	$1,013,454	$463,398

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

For the three months ended September 30, 2019, potentially dilutive securities consisted of options and warrants to purchase 432,378 shares of common stock at prices ranging from $2.28 to $4.05 per share and 760,000 shares of restricted stock units. Of these potentially dilutive securities, none of the shares to purchase common stock from the options and warrants and none of the shares related to the restricted stock units are included in the computation of diluted earnings per share because the effect of including these instruments would be anti-dilutive.

For the nine months ended September 30, 2019, potentially dilutive securities consisted of options and warrants to purchase 432,378 shares of common stock at prices ranging from $2.28 to $4.05 per share and 760,000 shares of restricted stock units. Of these potentially dilutive securities, only 156,093 of the shares to purchase common stock from the options and warrants and none of shares related to the restricted stock units are included in the computation of diluted earnings per share because the effect of including these instruments would be anti-dilutive.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerators:
Net loss from continuing operations	$(1.256,656)	$(404,165)	$(3,685,321)	$(3,934,944)
Net income (loss) from discontinued operations	$(6,500)	$1,558,291	$18,878,149	$4,502,859
Net income (loss)	$(1,263,156)	$1,154,126	$15,192,828	$567,916

Denominator:
Denominator for basic calculation weighted average shares	9,795,147	9,613,133	9,754,014	9,605,536

Dilutive common stock equivalents:
Options and warrants	-	146,237	156,093	207,562

Denominator for diluted calculation weighted average shares	9,795,147	9,762,370	9,910,107	9,813,098

Net income (loss) per share: From continuing operations
Basic	$(0.13)	$(0.04)	$(0.38)	$(0.41)
Diluted	$(0.13)	$(0.04)	$(0.38)	$(0.41)

From discontinued operations
Basic	$(0.00)	$0.16	$1.94	$0.47
Diluted	$(0.00)	$0.16	$1.90	$0.46

Net income (loss)
Basic	$(0.13)	$0.12	$1.56	$0.06
Diluted	$(0.13)	$0.12	$1.53	$0.06

14.REMAINING PERFORMANCE OBLIGATIONS

Remaining performance obligations represent the amount of revenue from fixed-fee contracts, including those which have potential early cancellation provisions, for which work has not been performed. As of September 30, 2019, approximately $23,000,000 of revenue from fixed-fee contracts is expected to be recognized from these remaining performance obligations. We expect to recognize revenue on approximately 88% of these remaining performance obligations over the next 24 months, with the balance thereafter. We elected to utilize the practical expedient exemption to exclude from this disclosure the amount of revenue from contracts which are not fixed-fee and where we do not have the right to invoice until the services have been performed.

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

On July 15, 2019, McMillan notified the Board of Directors of his decision to retire from the Company effective December 31, 2019.  In connection with his planned retirement, McMillan also submitted his resignation as President and Chief Executive Officer of the Company, effective July 31, 2019. McMillan will continue to serve as a director of the Company and will remain employed by the Company through his retirement date in order to assist with the transition.  Mr. McMillan was given the honorary title of President and CEO Emeritus by the Board.

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

Caleb Barlow

Effective August 1, 2019, we entered into an employment agreement with Caleb Barlow (the “Barlow Agreement”) pursuant to which he will serve as President and Chief Executive Officer and will have the duties and responsibilities as are commensurate with the positions of President and Chief Executive Officer. The initial term of the Barlow Agreement is 36 months and will automatically renew for subsequent 12-month terms unless either party provides written notice to the other party of a desire not to renew employment.

Mr. Barlow’s base salary is $350,000. He is entitled to incentive bonus compensation that offers the potential to receive a discretionary bonus up to 100% of his base salary. For 2019, his discretionary bonus will total up to a maximum of $85,000. The incentive bonus plan is based on a number of factors established by the Board. In addition, he receives a retention bonus totaling $500,000, with $200,000 paid on August 1, 2019, $150,000 payable on January 1, 2020 and $150,000 payable on January 2021. Mr. Barlow also received equity compensation consisting of an option to purchase up to 500,000 shares of the Company’s common stock, subject to vesting, and 50,000 shares of restricted stock units. The options are nonqualified, and the grant was made outside of the Company's 2011 Stock Incentive Plan. We may terminate Mr. Barlow’s employment without cause at any time on thirty (30) days’ advance written notice to Mr. Barlow at which time Mr. Barlow is entitled to receive (a) his annual base salary then in effect, and full target annual bonus, each prorated to the date of termination, (b) payment of base salary compensation for an additional twelve months, payable as a lump sum, (c) acceleration and payment of the unpaid portion of the sign-on and retention bonus, and (d) the acceleration of all unvested stock options, warrants and restricted stock units then held by Mr. Barlow, subject to certain conditions set forth in the Barlow Agreement.  If Mr. Barlow resigns for any reason other than Good Reason, he will be entitled to receive his base salary for the thirty (30) day written notice period, but no other amounts. The foregoing is a summary of the Barlow Agreement, which is included as Exhibit 10.1 to our Form 8-K filed with the SEC on July 16, 2019.

16.CONCENTRATIONS

Cash Concentrations

At times, cash balances held in financial institutions are in excess of federally insured limits.  Management performs periodic evaluations of the relative credit standing of financial institutions and limits the amount of risk by selecting financial institutions with a strong credit standing.

Major Customers

Our largest customer accounted for approximately 17% and 20% of our revenues for the nine months ended September 30, 2019 and 2018, respectively. Our largest customer had accounts receivable totaling approximately $700,000 and $400,000 as of September 30, 2019 and December 31, 2018, respectively.

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

The following is the summary of the transaction selling the MPS Business:

Initial cash received	$24,370,254
Escrow balance receivable	3,500,000
Working capital adjustment	(1,566,753)
Book value of net assets disposed	(2,614,232)
Gain before provision for income taxes	23,689,269
Income tax expense	(5,622,617)
Net gain from sale of discontinued operations	$18,066,652

The following are the carrying amounts of assets and liabilities included as part of held for sale on the balance sheet:

	September 30, 2019	December 31, 2018

Accounts receivable, net	$201,965	$5,124,270
Prepaid and other current assets	-	2,118,664
Supplies	-	1,184,474
Currents assets held for sale	$201,965	$8,427,408

Property and equipment, net	$-	$327,332
Goodwill	-	1,517,017
Noncurrent assets held for sale	$-	$1,844,349

Accounts payable and accrued expenses	$-	$5,098,179
Accrued compensation and benefits	-	1,225,057
Deferred revenue	-	888,467
Current portion of long-term liabilities	-	87,857
Current liabilities held for sale	$-	$7,299,561

Operating lease liability	$-	$58,567
Noncurrent liabilities held for sale	$-	$58,967

The following is a composition of the line items constituting net income (loss) from discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net revenues	$-	$13,560,328	$12,096,885	$38,197,995
Cost of revenues	-	(10,530,558)	(10,060,414)	(30,348,300)
Sales and marketing	(4,981)	(119,510)	(201,295)	(402,945)
General and administrative expenses	-	(439,104)	(676,630)	(1,516,977)
Depreciation	-	(47,987)	(36,635)	(157,592)
Interest (income) expense	-	4,273	(1,956)	(9,527)
Income (loss) before provision for income taxes	(4,981)	2,427,443	1,119,956	5,762,653
Income tax expense	(1,519)	(869,152)	(308,459)	(1,259,793)
Net (loss) income from discontinued operations	$(6,500)	$1,558,291	$811,497	$4,502,860

The following is a composition of the capital expenditures, and any significant noncash operating and investing items, including depreciation, of the discontinued operations.

	Nine Months Ended September 30,
	2019	2018
Depreciation	$36,635	$ 157,594
Stock compensation	$124,348	$40,443
Capital expenditures	$-	$12,163

18.SUBSEQUENT EVENT

Acquisition of Backbone Enterprises Inc.

On October 31, 2019, we entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Backbone Enterprises Inc., a Minnesota corporation (“Backbone”), and their stockholders, (the “Stockholders”), pursuant to which we acquired 100% of the issued and outstanding shares of common stock (the “Shares”) of Backbone from the Stockholders (the “Backbone Transaction”).

Pursuant to the Purchase Agreement, the aggregate purchase price paid for the Shares consisted of (i) a cash payment of $5,500,000, less certain transaction expenses (the “Cash Consideration”), (ii) the issuance of 491,804 shares of our common stock to the Stockholders, pro rata among the Stockholders in proportion to each Stockholder’s ownership of the Shares, and an earn-out, pursuant to which the Stockholders may be entitled to an additional $4,000,000 based upon the post-closing financial performance of Backbone, to be calculated based upon revenue generated by the Backbone business during the three-year earn-out period. The Cash Consideration is subject to adjustment based on closing working capital of Backbone, and $1,500,000 of the Cash Consideration was placed into a third-party escrow account by us, against a portion of which we may make claims for indemnification.

In the Purchase Agreement, CynergisTek, Inc., Backbone and the Stockholders made customary representations and warranties and have agreed to customary covenants relating to the Backbone Transaction.  Pursuant to the Purchase Agreement, Backbone and the Stockholders agreed to deliver to us certificates representing the Shares and the corporate record books of Backbone. We agreed to deliver the Cash Consideration and the Securities Consideration.  Each of Zuniga, Carroll and D’Souza also entered into three-year employment agreements with us, pursuant to which each will serve as a vice president and will have the duties and responsibilities assigned to them by our executive management team.

The foregoing summary of the terms and conditions of the Purchase Agreement do not purport to be complete, and are available in their entirety by reference to the full text of the Purchase Agreement, which is included in our 8-K filing on November 1, 2019

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

OVERVIEW

We are a top-ranked information security, privacy and compliance firm offering a suite of comprehensive services and solutions with an emphasis in healthcare and the challenges unique to the healthcare industry. Our recurring revenue service offerings help organizations identify ever-changing threat factors and security risks, provide resources to remediate or fill a gap in skilled and experienced talent, and offer a partner with experts in cybersecurity and privacy to manage and advise on their programs.

Our services include our Compliance Assist Partner Program (CAPP), which provides on-going risk assessments and remediation tracking to ensure organizations are compliant with HIPAA. Our Privacy Monitoring Service provides the running of a privacy monitoring program that includes regularly reviewing information system activity such as user activity within designated applications, following established policies, procedures, and processes to proactively detect suspicious electronic user activity and utilizing industry preferred analytics tools to routinely review and escalate findings directly to our customers team.  Our Virtual Chief Information Security Officer (CISO) helps organizations with program development and prioritizes projects. The use of the CISO often reveals gaps in an organization’s security.  We can then provide additional resources through our Staffing service to execute a remediation plan or work on other IT security projects. Our Vendor Security Management oversees third-party risk and our Incident Response services help address the growing ransomware and malware attacks that plague organizations today.

To address growing market needs, we recently expanded our consulting and managed services offerings to include Medical Device Security Risk Assessment and Managed Security Services. The Medical Device Security Risk Assessment service helps hospitals and other organizations inventory the increasing number of medical devices connected to the network, identifies hard to find vulnerabilities to overall security and the patient, and categorizes these risks into a clearly defined remediation plan.  The Managed Security Services provide on-going monitoring and analysis of an organization’s security posture in regard to its network, endpoint devices, cloud infrastructure and SaaS applications.

As of March 20, 2019, the Company is focused exclusively on information security and privacy. As reported in our prior public filings, beginning March 20, 2019, we no longer provide Managed Print Services (MPS) directly but will continue to refer our customers to our partners for these services. MPS optimizes high-volume print environments while reducing costs, improving efficiency and securing the print environment through industry best practices.

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

•Impairment review of goodwill and intangible assets

We periodically evaluate our intangible assets and goodwill relating to acquisitions for impairment. Goodwill is not amortized but is evaluated at least annually at year end for any impairment in the carrying value. We review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, the following: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and a significant negative industry or economic trend for a sustained period. Goodwill and intangible asset impairment assessments are generally determined based on fair value techniques, including determining the estimated future discounted and undiscounted cash flows over the remaining useful life of the asset. Those models require estimates of future revenue, profits, capital expenditures and working capital for each reporting unit. We estimate these amounts by evaluating historical trends, the current state of the Company’s industries and the economy, current budgets, and operating plans. Determining the fair value of goodwill includes significant judgment by management and different judgments could yield different results. Any resulting impairment loss could have a material impact on our financial condition and results of operations.

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

RESULTS OF OPERATIONS

For the Three Months Ended September 30, 2019, Compared to the Three Months Ended September 30, 2018

Revenue

Revenue decreased by approximately $900,000 to $4,766,000 for the three months ended September 30, 2019, as compared to the same period in 2018. While we increased our revenues related to an increase in multi-year managed service revenues by approximately $400,000, our revenues from consulting and professional services decreased by approximately $1,300,000. The primary reason for this decrease was due to lower revenue from a single customer who completed a number of the remediation efforts they needed our support on and has since reduced the number of resources.  Total Professional Services revenue from this customer was approximately $600,000 for the three months ended September 30, 2019 compared to approximately $1,600,000 for the same period in 2018. We don’t expect revenue growth for Q4 2019 given the strong quarter we experienced with Professional Services last year. Going in to 2020, we expect revenue growth to improve as we benefit from our recent acquisition of Backbone.  In addition, we expect to see growth from our new service offerings and changes we are making to the sales and marketing organization led by our new CEO.

Cost of Revenue

Cost of revenue consists primarily of salaries and related expenses of direct labor and indirect support staff.  Cost of revenue was $3,165,502 for the three months ended September 30, 2019, as compared to $2,898,273 for the same period in 2018. We incurred approximately $200,000 more in salaries, contract labor and related costs. These increases were due to increased headcount in order to provide support for our new Managed Security Service and Medical Device Security managed services and our efforts to augment the employee salary and benefit offerings to attract and retain talent partially offset by a reduction in labor related expenses from the reduction in Professional Service revenue discussed above.

Gross margin was 34% of revenue for the three months ended September 30, 2019, and 49% for the same period in 2018. The reduction in gross margin is reflective of our investment in attracting talented cyber security employees, costs associated with ramping up new services and the lower Professional Services revenue experienced this quarter. Over the next few quarters, we expect gross margins to improve as we look to grow our revenue, target cost reductions and better utilize our workforce.

Sales and Marketing

Sales and marketing expenses include salaries, commissions and expenses for sales and marketing personnel, travel and entertainment, and other selling and marketing costs. Sales and marketing expenses were approximately $100,000 lower at $1,090,733 for the three months ended September 30, 2019, as compared to $1,193,878 for the same period in 2018. We had approximately $100,000 less in salaries and related cost during the third quarter of 2019 due to turnover in our sales team.

General and Administrative

General and administrative expenses include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses and other administrative costs. General and administrative expenses increased by $338,157 to $1,689,012 for the three months ended September 30, 2019, as compared to $1,350,855 for the same period in 2018. The increase is attributable to non-recurring expenses related to the onboarding of our new CEO in August 2019, while our outgoing CEO remains with the Company to assist with the transition through the end of 2019.  We expect lower general and administrative expenses going into next year when the transition is complete and we implement some targeted cost reductions the Company recently initiated to right size the support organization with the divestiture of the managed print services business earlier this year.

Change in valuation of contingent earn-out

We performed a valuation of the contingent earn-out to a seller of CTEK Security, Inc. as of September 30, 2019 which resulted in a reduction of the previous estimate of $178,269 related to the potential for payout for not meeting earn-out criteria in 2019.

Depreciation

Depreciation remained relatively steady at $47,775 for the three months ended September 30, 2019, as compared to $36,853 for the same period in 2018.

Amortization of Acquisition-Related Intangibles

Amortization of acquisition-related intangibles remained the same at $452,734 for each of the three months ended September 30, 2019 and 2018. The composition of identified intangible assets was consistent over the compared periods and there was no impairment affecting these assets.

Other Income (Expense)

Interest expense for the three months ended September 30, 2019 was $30,459, compared to $352,754 for the same period in 2018. The decrease was due to the repayment of the bank term loan and certain promissory notes in March 2019. As a result of the repayments, we expect interest expense to decrease substantially in future periods. We also earned $41,438 in interest income in 2019 as a result of placing excess cash into an interest-bearing account.

Income Tax Expense

Income tax benefit for the three months ended September 30, 2019 was $236,040, compared to income tax benefit of $225,426 for the same period in 2018. These amounts were based on estimated annual income tax rates we anticipate for the year.

Income from Discontinued Operations, Including Gain on Sale, Net of Tax

On March 20, 2019, we sold the net assets of our MPS Business. The adjustments to the gain on the sale of this business together with the charges from these discontinued operations totaled $6,500 for the three months ended September 30, 2019. This compares to the earnings from these discontinued operations in the second quarter of 2018 totaling $1,558,291.

For the Nine Months Ended September 30, 2019, Compared to the Nine Months Ended September 30, 2018

Revenue

Revenue increased by approximately $1,300,000 to $15,597,117 for the nine months ended September 30, 2019, as compared to the same period in 2018. This increase is a result of an approximately $1,200,000 increase in multi-year managed service revenues and approximately $100,000 in additional revenues from consulting and professional services provided to new and existing customers. We don’t expect full year annual revenue growth for 2019 compared to 2018 given the strong year we experienced in 2018 with our Professional Services business. Going in to 2020, we expect revenue growth to improve as we benefit from our recent acquisition of Backbone.  In addition, we expect to see growth from our new service offerings and changes we are making to the sales and marketing organizations led by our new CEO.

Cost of Revenue

Cost of revenue consists primarily of salaries and related expenses of direct labor and indirect support staff.  Cost of revenue was $9,613,377 for the nine months ended September 30, 2019, as compared to $7,783,317 for the same period in 2018. We incurred approximately $1,400,000 more in salaries and related costs, approximately $100,000 more in stock compensation, and approximately $200,000 more in contract labor. These increases were due to increased headcount in order to support new services and our efforts to augment the employee salary and benefit offerings to attract and retain talent.

Gross margin was 38% of revenue for the nine months ended September 30, 2019, and 46% for the same period in 2018. The reduction in gross margin is reflective of our investment in attracting talented cyber security employees, costs associated with ramping up our new Managed Security Service and Medical Device Security managed services and the lower than expected Professional Services revenue for this period. Over the next few quarters, we expect gross margins to improve as we look to grow our revenue, target cost reductions and better utilize our workforce.

Sales and Marketing

Sales and marketing expenses include salaries, commissions and expenses for sales and marketing personnel, travel and entertainment, and other selling and marketing costs. Sales and marketing expenses were $3,907,847 for the nine months ended September 30, 2019, as compared to $3,885,948 for the same period in 2018. The moderate increase is primarily a result of a broad array of additional marketing expenses incurred in an effort to increase sales.

General and Administrative

General and administrative expenses include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses and other administrative costs. General and administrative expenses decreased by approximately $100,000 to $4,807,789 for the nine months ended September 30, 2019, as compared to $4,888,377 for the same period in 2018. The decrease was a result of 2018 expenses being higher by $600,000 due to a non-recurring severance paid to a departed executive offset this year by the $300,000 of non-recurring expenses associated with the onboarding of our new CEO in August 2019, while our outgoing CEO remains with the Company to assist with the transition through the end of 2019 Additionally, we incurred approximately $200,000 in software subscriptions for streamlining operations and business tracking. Further, we increased the issuance of restricted stock units to key employees and board members resulting in an increase of stock compensation expense of approximately $100,000.

Change in valuation of contingent earn-out

We performed a valuation of the contingent earn-out to a seller of CTEK Security, Inc. as of September 30, 2019 which resulted in a reduction of the previous estimate of $178,269 related to the potential for payout for the 2019 earn-out criteria.

Depreciation

Depreciation remained relatively steady at $135,875 for the nine months ended September 30, 2019, as compared to $107,833 for the same period in 2018.

Amortization of Acquisition-Related Intangibles

Amortization of acquisition-related intangibles remained the same at $1,358,202 for each of the nine months ended September 30, 2019 and 2018. The composition of identified intangible assets was consistent over the compared periods and there was no impairment affecting these assets.

Other Income (Expense)

Interest expense for the nine months ended September 30, 2019 was $439,909, compared to $1,094,066 for the same period in 2018. The decrease was due to the repayment of the bank term loan and certain promissory notes in March 2019. As a result of the repayments, we expect interest expense to decrease substantially in future periods. We also earned $58,076 in interest income in 2019 as a result of placing excess cash into an interest-bearing account.

Income Tax Benefit

Income tax benefit for the nine months ended September 30, 2019 was $746,778, compared to income tax benefit of $844,430 for the same period in 2018. These amounts were based on estimated annual income tax rates we anticipate for the year.

Income from Discontinued Operations, Including Gain on Sale, Net of Tax

On March 20, 2019, we sold the net assets of our MPS Business. The gain on the sale of this business together with the income from these discontinued operations totaled $18,878,149 for the nine months ended September 30, 2019. This compares to the earnings from these discontinued operations for the nine months ended September 30, 2018 totaling $4,502,860.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2019, our cash and cash equivalents were $10,183,214 and our working capital was $10,442,095.  Our principal cash requirements are for operating expenses, including employee costs and capital expenditures as well as debt service to our related party note payable and income taxes. Our primary sources of cash are revenues from operations and the sale of the MPS Business. On October 31, 2019, we acquired 100% of the issued and outstanding shares of common stock of Backbone Enterprises, Inc. and used cash of approximately $5,900,000.

During the nine months ended September 30, 2019, our cash used for operating activities amounted to $348,093, as compared to $4,604,286 provided by operating activities for the same period in 2018.  This reduction was primarily a result of operating losses experienced in the business in 2019.

As discussed above, in March 2019, we sold the MPS Business and received initial cash of approximately $24,400,000 upon which we repaid approximately $15,400,000 remaining on a bank term loan. We also repaid approximately $4,500,000 in notes payable to related parties. As a result of the repayment of the term loan to the bank, we terminated the availability of a $5,000,000 line of credit with them. We may seek additional financing or equity raises; however, there can be no assurance that additional financing will be available on acceptable terms, if at all. Any financing or equity raises may result in dilution to existing stockholders and any debt financing may include restrictive covenants.  Management believes that cash generated from operations, together with existing cash reserves will be sufficient to sustain our business operations over at least the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2019, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

As of September 30, 2019, expected future cash payments related to contractual obligations and commercial commitments were as follows:

Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Promissory notes	$1,561,007	$658,325	$902,682	$-	$-
Capital leases	4	4	-	-	-
Operating leases	792,567	547,959	244,608	-	-
Total	$2,353,574	$1,206,284	$1,147,290	$-	$-

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

CYNERGISTEK, INC.

Date:  November 12, 2019By:  /s/ Caleb Barlow

Caleb Barlow
President and Chief Executive Officer
(Principal Executive Officer)

Date:  November 12, 2019By:  /s/ Paul T. Anthony

Paul T. Anthony
Chief Financial Officer
(Principal Accounting Officer)