Form 10-K
period 2019-12-31
CYNERGISTEK, INC
filed 2020-03-30
CIK 1011432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019.
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

(512) 402-8550

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:

Title of Class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value per share	CTEK	NYSE American

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

The aggregate market value of the registrant’s common stock, $0.001 par value per share (“Common Stock”), held by non-affiliates of the registrant on June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $44.0 million (based on the average bid price of the Common Stock on that date). Shares of Common Stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting securities of the registrant were excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes. The registrant has one class of securities, its Common Stock.

As of March 30, 2020, the registrant had 10,379,164 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.

Part III incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) for the 2020 Annual Meeting of Stockholders.

CYNERGISTEK, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

i

Cautionary Note Regarding Forward-Looking Statements

From time to time, we and our representatives may provide information, whether orally or in writing, including certain statements in this Annual Report on Form 10-K (this “Annual Report”), which are deemed to be “forward-looking” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that concern matters that involve risks and uncertainties which could cause actual results to differ materially from those projected in the forward-looking statements. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995 (the “Litigation Reform Act”) and are based on our beliefs as well as assumptions made by us using information currently available. All statements other than statements of historical fact contained in this Annual Report, including statements regarding future events, our future financial performance, our future business strategy and the plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions as more particularly described in the “Risk Factors” section of this Annual Report. For example, due to the recent outbreak of coronavirus, the United States economy has experienced substantial turmoil that has, and will likely continue to, cause disruptions to our and our customer’s supply chain and business operations, as well as social, economic, and labor instability. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended or using other similar expressions. In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Annual Report, any exhibits to this Annual Report and other public statements we make. Such factors are set forth in the “Business” section, the “Risk Factors” section, the “Legal Proceedings” section, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Annual Report, as well as in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations, except as required by applicable law.

PART I

ITEM 1.BUSINESS.

Introduction

CynergisTek, Inc. (including our subsidiaries, CTEK Solutions, Inc., CTEK Security, Inc., Delphiis, Inc. and Backbone Enterprises, Inc.) (referred to collectively in this Annual Report, as “CynergisTek,” the “Company,” “we,” “our” and “us”) is engaged in the business of providing companies with cybersecurity, privacy and compliance services through three-year managed services agreements and short-term consulting and professional services engagements. We primarily serve the healthcare industry and those businesses that support healthcare. Our principal executive offices are located at 11940 Jollyville Road, Suite 300N, Austin, Texas, 78759.

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

Background

CynergisTek, Inc. was originally incorporated under the laws of the State of Nevada on August 29, 1995, under the name Corporate Development Centers, Inc. On April 1, 2004, we acquired Alan Mayo and Associates, Inc. dba The Mayo Group (“TMG”), a managed print company. TMG provided outsourced print management services to healthcare facilities throughout California. After we acquired TMG, we changed our name to “Auxilio, Inc.” and changed the name of TMG’s former subsidiary to “Auxilio Solutions, Inc.” Effective July 1, 2014, we acquired Delphiis, Inc., a California corporation, which provides IT security consulting services. On April 7, 2015, we acquired certain assets of Redspin, Inc. which provides IT security consulting services. On January 13, 2017, we acquired CynergisTek, Inc., a Texas corporation, which provides IT security consulting services and solutions. On November 1, 2019, we acquired Backbone Enterprises, Inc., a Minnesota corporation, which provides similar services.

Our Common Stock currently trades on the NYSE American under the symbol “CTEK.”

Principal Products and Services

We are a top-ranked cybersecurity, privacy and compliance service provider operating under the CynergisTek, Redspin and Backbone Consultants brands. We support the United States healthcare market to help organizations identify and protect against the ever-changing threat factors, to mature their security and privacy programs aligned to the globally recognized NIST frameworks and comply with regulations and standards including the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), Health Information Technology for Economic and Clinical Health Act (“HITECH”) Breach Notification Rule, Federal Trade Commission consumer protection guidelines and state privacy standards.

Our IT Security business founded in 2004, is one of the few consulting and advisory companies focused in the healthcare industry.  Our years of experience of understanding the industry’s unique challenges allows us to provide our customers with services designed around industry best practices and a methodology to evaluate the rigor and effectiveness of their programs to improve security controls, policies and procedures and to protect patient health information. Our team of subject matter experts and consultants are comprised of knowledgeable professionals who have learned their craft both in the classroom and through years of practical on-the-job experience, including as policy makers, attorneys and leaders in cybersecurity, privacy and compliance.

Our services are categorized into four groups which are assessment and audit, technical testing, program development and remediation, and monitoring and advisory services. Fifty percent of these services are delivered under three year recurring managed services agreements with the rest provided under consulting or professional services engagements.

•Assessment and Audit Services - identify and measure security and privacy risk of an organization’s readiness and verify and validate their programs meet compliance and business objectives.

•Technical Testing Services - test the effectiveness of controls in an organization’s environment.

•Program Development and Remediation Services - develop policies and procedures and playbooks to help build out a fully comprehensive risk management program and provide resources to help organizations prioritize, implement and execute initiatives to strengthen their security and privacy programs.

•Monitoring and Advisory Services - provide on-going management and oversight of specific components of an organization’s security and privacy programs to address or give alerts when an issue arises and to offer our expertise that they need to accelerate the effectiveness of their programs.

As of March 20, 2019, the Company was focused exclusively on cybersecurity and privacy. Prior to March 20, 2019, we also provided managed print services (MPS).  See Note 19 regarding discontinued operations.

Competition

The competition in the healthcare industry market for cybersecurity, privacy and compliance services generally come from large or niche consulting and technology firms and regional companies that offer multiple approaches but within a much smaller geographic footprint.  Examples include companies like Deloitte, Dell Secureworks, Fire Eye, Coal Fire, Fortified Health Security, Meditology and Clearwater Consulting.

We believe our analysis of the competitive landscape shows a very strong opportunity to provide the healthcare and adjacent industries with services to support the demand for security and privacy assessments, program development, offensive security testing and managed services, and we believe that we have a strong competitive position in the marketplace due to several important factors:

•We are not aware of many other vendors or service providers which have the majority of their business dedicated to addressing the healthcare industry. Our expertise and the depth of our client relationships are unmatched in the market.

•We believe our offering provides a unique approach to address workforce and expertise shortages. We are able to deploy knowledgeable resources to perform a predefined security role on-site or virtually for a defined amount of time, which results in our customers receiving staff with expertise they need while controlling their costs.

•We are not restricted to any single supplier, which allows us to bring the best hardware and software solutions to our customers. Our approach is to use the most appropriate technology to provide a superior solution without any prejudice as to manufacturer or developer.

•We believe our relationship with healthcare providers gives us an advantage when targeting the larger pool of potential clients in the business associate category, including leading Electronic Health Record (EHR) providers and medical device manufacturers who have recently been added as clients.

•We have a strong referral base within healthcare as a result of serving more than a thousand hospitals and other healthcare clients under managed services agreements.

•Our employees have a broad experience in and outside of healthcare to bring a wide range of knowledge and best practices. We have employees who formerly worked for the Office of Civil Rights, were Chief Information Security Officers, Chief Information Officers and Chief Compliance Officers at some of the leading healthcare institutions. In addition, our subject matter experts and consultants maintain multiple industry certifications including CISSP, CISM, CGEIT, CRISC, CISA, CBCP, CCIE, CCNP, CCNA, CHPC, CHRC, CHC, CIPP, CHPS, MCSE, SCSA, SCNA, CIA, ISSMP, and ISSAP.

Customers

Most of our customers are considered part of the healthcare industry and third parties who provide services to the healthcare industry but also include customers that operate in a variety of industries, including education, financial services, government, Internet and media, and manufacturing. The loss of any key customer could have a material adverse effect upon our financial condition, business, prospects and results of operation. During the year ended December 31, 2019, our largest customer represented approximately 14% of our revenues.

Intellectual Property

Our success depends in part upon our ability to protect our core intellectual property. We rely on, among other things, confidentiality safeguards and procedures, and employee non-disclosure and invention assignment agreements to protect our intellectual property rights. We also license software from third parties for integration into our procedures, including open source software and other software available on commercially reasonable terms.

We control access to and use of our proprietary information through the use of internal and external controls, including contractual protections with employees, contractors, end-customers and partners, and our intellectual property is protected by U.S. and international trade secret laws. Despite our efforts to protect our proprietary information, unauthorized parties may still copy or otherwise obtain and use our proprietary information without our permission.

We maintain a database that contains the results of our assessment efforts. This allows us to anticipate our customers’ future needs by developing or offering existing services to meet those needs. These databases provide us with exclusive insight into the state of cybersecurity of our customers and the healthcare industry. We consider our intellectual property an important and valuable asset that enhances our competitive position.

We have a registered trademark for the name “CynergisTek” and for the Company’s logo.

Employees

As of December 31, 2019, we had 137 full-time employees and five part-time employees, including 101 employees engaged in providing services, 18 employees engaged in sales and marketing, and 18 employees engaged in general and administrative activities. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe our employee relations are good.

ITEM 1A. RISK FACTORS

Before deciding to purchase, hold or sell our Common Stock, you should carefully consider the risks described below in addition to the other information contained in this Annual Report on Form 10-K and in our other filings with the SEC, including subsequent reports on Forms 10-Q and 8-K. The risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs with material adverse effects on CynergisTek, our business, financial condition, results of operations and/or liquidity could be seriously harmed. In that event, the market price of our Common Stock will likely decline, and you may lose all or part of your investment.

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

Risks Related to Our Business

Our financial statements have been prepared assuming a going concern.

Our financial statements as of December 31, 2019 were prepared under the assumption that we will continue as a going concern for the next twelve months from the date of issuance of these financial statements. Our ability to continue as a going concern is dependent upon our ability to obtain additional financing, obtain further operating efficiencies, reduce expenditures, grow our security business, and ultimately, create cash flow profitable operations. We may not be able to raise capital or obtain additional capital on reasonable terms. Our financial statements do not include adjustments that would result from the outcome of this uncertainty.

A substantial portion of our business is dependent on our largest customers.

The loss of any key customer could have a material adverse effect upon our financial condition, business, prospects, and results of operation.  Our largest customer represented approximately 14% of our revenues for the year ended December 31, 2019.  A loss of any large customer could have a material impact on our operations that may require us to obtain equity funding or debt financing to continue our operations.  We cannot be certain that we will be able to obtain such financing on commercially reasonable terms, or at all.

Fluctuations in demand for our services and solutions are driven by many factors, and a decrease in demand for our products could adversely affect our financial results.

We are subject to fluctuations in demand for our services and solutions due to a variety of factors, including market transitions, general economic conditions, competition, product obsolescence, technological change, shifts in buying patterns, financial difficulties and budget constraints of our current and potential customers, awareness of security threats to information systems and other factors. While such factors may, in some periods, increase services and solutions, fluctuations in demand can also negatively impact our sales. If demand for our services and solutions declines, whether due to general economic conditions or a shift in buying patterns, our revenues and margins would likely be adversely affected.

Our business may be adversely affected by the recent coronavirus (COVID-19) outbreak.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China. In January 2020, this coronavirus spread to other countries, including the United States, and efforts to contain the spread of this coronavirus intensified. The outbreak and any preventative or protective actions that governments or we may take in respect of this coronavirus may result in a period of business disruption, reduced customer traffic and reduced operations. Any resulting financial impact cannot be reasonably estimated at this time but may materially affect our business, financial condition and results of operations. The extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. Moreover, the coronavirus outbreak has begun to have indeterminable adverse effects on general commercial activity and the world economy, and our business and results of operations could be adversely affected to the extent that this coronavirus or any other epidemic harms the global economy generally.

The impact of any deterioration in the U.S. economy or within the Healthcare industry as a result of the coronavirus outbreak may negatively affect our business.

A deterioration in the U.S. economy or the healthcare industry as a result of the coronavirus outbreak could result in a period of substantial turmoil.  The impact of this event on our business and the severity of an economic crisis is uncertain.  It is possible that a crisis (such as the coronavirus outbreak) in the U.S. economy and the healthcare industry could adversely affect our business, vendors and prospects as well as our liquidity and financial condition.  This could impact our ability to increase our customer base and customers could delay deploying our services which could impact our ability to generate positive cash flows. Our current service offerings and our future growth may be minimized to a point that would be detrimental to our business development activities.  These events would be detrimental to our business prospects and result in material changes to our operations and financial position.

We may be subject to data breaches and cyber-attacks which could materially adversely affect our financial condition, our competitive position and operating results.

Data breaches and cyber-attacks could compromise our trade secrets and other sensitive information, be costly to remediate and cause significant damage to our business and reputation. The secure maintenance of this information is critical to our business and reputation. We believe that companies have been increasingly subject to a wide variety of security incidents, cyber-attacks, hacking and phishing attacks, and other attempts to gain unauthorized access. These threats can come from a variety of sources, all ranging in sophistication from an individual hacker to a state-sponsored attack. Cyber threats may be generic, or they may be custom crafted against our information systems.

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

In addition, we could be subject to claims for damages resulting from loss of data from alleged vulnerabilities in the security of our processors who work in our Privacy Operations Center (POC). We have implemented tighter measures to reduce risk of outsiders accessing our client’s ePHI, including biometric access to the POC, direct hardwired internet connections that are VLANed and all connections are encrypted with viewing access from the customer’s environment. We also maintain confidential and personally identifiable information about our workers. The integrity and protection of our worker data is critical to our business and our workers have a high expectation that we will adequately protect their personal information, including medical records.

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

A breach of our customers’ network security and systems or other events that cause the loss or public disclosure of, or access by third parties to, our customers’ files or data could have serious negative consequences for our business, including reduced demand for our services, an unwillingness of our customers to use our services, harm to our brand and reputation. The techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, often are not recognized until launched against a target, and may originate from less regulated or remote areas around the world. As a result, our customers may be unable to proactively prevent these techniques, implement adequate preventative or reactionary measures, or enforce the laws and regulations that govern such activities. If our customers experience any data loss, data disruption, or any data corruption or inaccuracies, whether caused by security breaches or otherwise, our brand, reputation and business could be harmed.  We believe our risk here is mitigated by the security we employ and the fact that we do not take possession or control of customer sensitive information.

Our insurance may be inadequate or may not be available in the future on acceptable terms, or at all. In addition, our policy may not cover claims against us for loss of data or other indirect or consequential damages. Defending a suit based on any data loss or system disruption, regardless of its merit, could be costly and divert management’s attention.

Healthcare legislation and regulation.

We are a cybersecurity, privacy and compliance consulting firm dedicated to serving the healthcare industry. The healthcare industry is highly regulated.  U.S. government agencies continue to implement the extensive requirements of the Patient Protection and Affordable Care Act (the “ACA”). These have both positive and negative impacts on the U.S. healthcare industry with much remaining uncertain as to how various provisions of the ACA will ultimately affect the industry, including our business.

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

We are highly dependent upon senior management and key personnel, and we do not carry any life insurance policies on such persons. The loss of any of our senior management, or our inability to attract, retain and motivate the additional highly skilled employees and consultants that our business requires, could substantially hurt our business, prospects, financial condition and results of operations.

The market may not accept our services and solutions and we may not be able to continue our business operations.

Our services and solutions are targeted to the healthcare market, a market in which there are many competing service providers. Accordingly, the demand for our products and services is very uncertain. The market may not accept our services and solutions. Even if our services and solutions achieve market acceptance, they may fail to adequately address the market’s requirements.

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

Developments in the industries we serve, which may be rapid, also could shift demand to new services and solutions. If, as a result of new technologies or changes in the industries we serve, our customers demand new services and solutions, we may be less competitive in these new areas or need to make significant investment to meet that demand. Our growth strategy focuses on responding to these types of developments by driving innovation that will enable us to expand our business into new growth areas. We must continually address the challenges of dynamic and accelerating market trends, such as the emergence of advanced persistent threats in the security space, the continued decline in the PC market and the market shift towards mobility and the increasing transition towards cloud-based solutions. If we do not sufficiently invest in new technology and adapt to industry developments, or evolve and expand our business at sufficient speed and scale, or if we do not make the right strategic investments to respond to these developments and successfully drive innovation, our services and solutions, our results of operations, and our ability to develop and maintain a competitive advantage and to execute on our growth strategy could be negatively affected. New solutions product development and introduction involves a significant commitment of time and resources and is subject to a number of risks and challenges including without limitation:

•Managing the length of the development cycle for new solutions and service enhancements;

•Adapting to emerging and evolving industry standards and to technological developments by our competitors and customers;

•Extending the operation of our services and solutions to new and evolving platforms, operating systems and hardware products, such as mobile devices;

•Entering into new or unproven markets with which we have limited experience;

•Identifying new forms of adversarial cyber attacks and developing appropriate mitigation strategies;

•Managing new service and solution strategies for the markets in which we operate; and

•Developing or expanding efficient sales channels.

If we are not successful in managing these risks and challenges, or if our new solutions and services are not technologically competitive or do not achieve market acceptance, our business and operating results could be adversely affected. We operate in a rapidly evolving environment in which there currently are, and we expect will continue to be, new technology entrants. New services or technologies offered by competitors or new entrants may make our offerings less differentiated or less competitive when compared to other alternatives, which may adversely affect our results of operations. In addition, companies in the industries we serve sometimes seek to achieve economies of scale and other synergies by combining with or acquiring other companies. If one of our current customers merges or consolidates with a company that relies on another provider for the services and solutions we offer, we may lose work from that customer or lose the opportunity to gain additional work if we are not successful in generating new opportunities from the merger or consolidation.

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

•take advantage of future opportunities; or

•respond to customers and competition.

We have indebtedness which may adversely affect our financial resources and our ability to operate our business.

We are indebted to a former shareholder of CTEK Security, Inc. in the aggregate principal amount of approximately $1.3 million pursuant to a promissory note with a maturity date in March 2022.    Our resulting level of indebtedness and other financial obligations increase the possibility that we may be unable to pay, when due, the principal of, interest on, or other amounts due in respect of, our indebtedness.   If we are unable to pay our indebtedness under the aforementioned promissory note when due, this could result in a default under the promissory note. In such event, the lender may elect (after the expiration of any applicable notice or grace periods) to declare, together with accrued and unpaid interest and other amounts payable under the note, to be immediately due and payable. Any such occurrence would have an immediate and materially adverse impact on our business and results of operations.

With the sale of our Managed Print Services assets, our business focus is narrower, and we are more dependent on the market’s acceptance of our cybersecurity and privacy services and solutions. If these services and solutions are not accepted by the market, any such rejection or delay in acceptance could have a material adverse impact on our business.

As disclosed in our public filings and discussed in the Business section of this Annual Report, in March 2019, we closed a transaction to sell the assets used in our Managed Print Services business (“MPS”). Since the sale of the MPS assets, we have focused on expanding our cybersecurity and privacy services and product offerings. However, there can be no guarantee that this narrower business focus will succeed or that we will be able to grow our business or implement this new and more focused business strategy. If our cybersecurity and privacy services and solutions are not accepted by the market, or if the acceptance of these services and solutions is delayed or takes longer than anticipated, any such non-acceptance or delay in acceptance of our services and solutions by the market could have a proportionately larger material adverse impact on our business.

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

The market for our Common Stock is volatile, having ranged since January 1, 2019 through December 31, 2019 from a low of $2.44 to a high of $5.00. The market price for our Common Stock has been, and is likely to continue to be, volatile. Due in part to the outbreak of Covid-19, our Common Stock, and the stock market as a whole, has recently experienced substantial volatility.  The following factors, among others, may cause significant fluctuations in the market price of shares of our Common Stock:

•fluctuations in our quarterly revenues and earnings or those of our competitors;

•variations in our operating results compared to levels expected by the investment community;

•changes in senior management or members of the Board of Directors;

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

As of December 31, 2019, we had 10,359,164 shares of our Common Stock outstanding and 33,333,333 shares authorized.

If all warrants, options and restricted stock grants outstanding as of December 31, 2019 are exercised prior to their expiration, up to approximately 1.9 million additional shares of Common Stock could become freely tradable. Such sales of substantial amounts of Common Stock in the public market could adversely affect the prevailing market price of our Common Stock and could also make it more difficult for us to raise funds through future offerings of Common Stock.

We may require additional funding in the future, which may not be available to us on acceptable terms, or at all.

We believe we will need to raise additional capital in order to achieve our business objectives.  Until we generate a sufficient amount of revenue to finance our cash requirements, we may finance future cash needs through public or private equity offerings, debt financings or strategic collaborations. We do not know whether additional funding will be available on acceptable terms, or at all. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more of our business objectives. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution; and debt financing, if available, may involve restrictive covenants that limit our operations. If we enter into certain private placement transactions that include registration rights, we may be obligated to file one or more additional registration statements.

Our stockholders may experience dilution.

We anticipate that we may raise substantial additional capital to achieve our business objectives. We have an effective shelf registration statement under which we have the current ability to raise up to $15 million through the issuance of equity or debt securities.  We cannot assure you that we will be able to sell shares or other securities in any offering at a price per share that is equal to or greater than the price per share paid by investors in previous offerings, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders. The price per share at which we sell additional shares of our Common Stock or other securities convertible into or exchangeable for our Common Stock in future transactions may be higher or lower than the price per share in previous offerings. The future issuance of the Company’s equity securities will further dilute the ownership of our outstanding Common Stock.  Additionally, we have a three-year $4.0 million contingent earnout obligation to the shareholders of Backbone Consulting, Inc. related to our recent acquisition that allows the Company to settle this obligation with shares of common stock at the fair market value on the date earned.  The market price of our Common Stock has been, and may continue to be, highly volatile, and such volatility could cause the market price of our Common Stock to decrease and could cause stockholders to lose some or all of their investment in our Common Stock.

Other Risks

It may be difficult for a third party to acquire us even if doing so would be beneficial to our stockholders.

Some provisions of our Certificate of Incorporation, as amended, and Bylaws, as amended, as well as some provisions of Delaware, Texas, Minnesota or California law, may discourage, delay or prevent third parties from acquiring us, even if doing so would be beneficial to our stockholders.

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

A deterioration in the global credit markets, the financial services industry and the U.S. economy could result in a period of substantial turmoil. The impact of these events on our business and the severity of an economic crisis is uncertain. It is possible that a crisis in the global credit markets, the financial services industry or the U.S. economy could adversely affect our business, vendors and prospects as well as our liquidity and financial condition. This could impact our ability to increase our customer base and generate positive cash flows. Although we have been able to raise additional working capital through convertible note agreements and private placement offerings of our Common Stock in the past, and obtain debt financing on reasonable terms, we may not be able to continue this practice in the future or we may not be able to obtain additional working capital through other debt or equity financings. In the event that sufficient capital cannot be obtained, we may be forced to minimize growth to a point that would be detrimental to our business development activities. These courses of action may be detrimental to our business prospects and result in material charges to our operations and financial position. In the event that any future financing should take the form of the sale of equity securities, the current equity holders may experience dilution of their investments.

Natural disasters, public health crises, and other events beyond our control could negatively impact us and/or our suppliers or customers.

We are subject to the risk of disruption by earthquakes, floods and other natural disasters, fire, power shortages, geopolitical unrest, war, terrorist attacks and other hostile acts, public health issues, epidemics or pandemics and other events beyond our control and the control of the third parties on which we depend. Any of these catastrophic events, whether in the United States or abroad, may have a strong negative impact on the global economy, our employees, facilities, partners, suppliers, distributors or customers, and could decrease demand for our products and services, create delays and inefficiencies in our supply chain and make it difficult or impossible for us to deliver products or services to our customers. For example, in December 2019 an outbreak of a novel strain of coronavirus originated in Wuhan, China, and has since spread to a number of other countries in which we or our customers operate, including the United States. This outbreak may result in disruptions to our and our customer’s supply chain and business operations. These could include disruptions from the temporary closure of third-party supplier and manufacturer facilities, interruptions in product supply, or restrictions on the export or shipment of our products. Global health concerns, such as coronavirus, could also result in social, economic, and labor instability in the countries in which we or our customers and suppliers operate. These uncertainties could have a material adverse effect on our business and our results of operation and financial condition. In addition, a catastrophic event that results in the destruction or disruption of our data centers or our critical business or information technology systems would severely affect our ability to conduct normal business operations and, as a result, our operating results would be adversely affected

The forward-looking statements contained in this Annual Report may prove incorrect.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We lease approximately 9,600 square feet of office space at 11940 Jollyville Road, Austin, Texas 78759. We amended this agreement in March 2020 to reduce the leased square footage to 4,600 expiring May 31, 2022. We also lease approximately 2,000 square feet of office space at 50 South 6th Street, Minneapolis, Minnesota. This lease terminates in July 2021.

We lease approximately 18,320 square feet of office space on the 2nd floor, referred to as Suite 200, and a portion of the basement (the “Mission Viejo Premises”), in the building located at 27271 Las Ramblas, Mission Viejo, California 92691 (the “Mission Viejo Building”), pursuant to an Office Building Lease (the “Mission Viejo Lease”) dated June 26, 2015, with MVPlaza, Inc. (“Landlord”). The term of the Mission Viejo Lease commenced on or about October 1, 2015 and terminates in April 2021.  We sublease the Mission Viejo Premises pursuant to two Sublease Agreements that terminate April 15, 2021.

We expect that the current leased premises will be satisfactory until the future growth of our business operations necessitates an increase in office space.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings, nor has any material proceeding been terminated during the fiscal year ended December 31, 2019.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Holders

On March 30, 2020, we had approximately 72 stockholders of record.

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

Repurchases

During the fiscal year ended December 31, 2019, we did not repurchase any of our securities.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain information as of December 31, 2019 with respect to our existing equity compensation plans under which shares of our Common Stock are authorized for issuance.

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuances Under Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plan options approved by security holders (1) (2)	223,215	$2.95	562,919
Equity compensation plan restricted stock units approved by security holders (2)	1,138,200	-	-
Equity compensation plans not approved by security holders (3)	577,779	$4.61	-
Total	1,939,194		562,919

(1)These plans consist of the 2001 Stock Option Plan, the 2003 Stock Option Plan, the 2004 Stock Option Plan, the 2007 Stock Option Plan and the 2011 Stock Incentive Plan, each as amended.

(2)Represents restricted stock units issued under the 2011 Stock Incentive Plan. Since this plan includes option grants, number of securities remaining available for future issuances is combined.

(3)From time to time and at the discretion of the Board, we may issue options or warrants to our key individuals or officers as compensation.

ITEM 6. SELECTED FINANCIAL DATA.

As a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, we are not required to include this information in our Annual Report on Form 10-K.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion presents information about our consolidated results of operations, financial condition, liquidity and capital resources and should be read in conjunction with our consolidated financial statements and the notes thereto beginning on page F-1 of this Annual Report.

Overview

We are engaged in the business of providing IT or cybersecurity services, privacy and compliance services to the healthcare and other industries.  Our business is operated throughout the United States.

We support the United States healthcare market to help organizations identify and protect against the ever-changing threat factors, develop and mature their security and privacy programs aligned to the globally recognized NIST frameworks and comply with regulations and standards including the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), Health Information Technology for Economic and Clinical Health Act (“HITECH”) Breach Notification Rule, Federal Trade Commission consumer protection guidelines and state privacy standards.

We are one of the few consulting and advisory companies focused in the healthcare industry, and our years of experience of understanding the industry’s unique challenges allows us to provide our customers with services designed around industry best practices and a methodology to evaluate the rigor and effectiveness of their programs to improve security controls, policies and procedures and to protect patient health information. Our team of subject matter experts and consultants are comprised of knowledgeable professionals who have learned their craft both in the classroom and through years of practical on-the-job experience, including as policy makers, attorneys and leaders in cybersecurity, privacy and compliance.

Our services are categorized into four groups which are assessment and audit, technical testing, program development and remediation, and monitoring and advisory services. These services are delivered as recurring managed services or under consulting or professional services engagements.

•Assessment and Audit Services - identify and measure security and privacy risk of an organization’s readiness and verify and validate their programs meet compliance and business objectives.

•Technical Testing Services - test the effectiveness of controls in an organization’s environment.

•Program Development and Remediation Services - develop policies and procedures and playbooks to help build out a fully comprehensive risk management program and provide resources to help organizations prioritize, implement and execute initiatives to strengthen their security and privacy programs.

•Monitoring and Advisory Services - provide on-going management and oversight of specific components of an organization’s security and privacy programs to address or give alerts when an issue arises and to offer our expertise that they need to accelerate the effectiveness of their programs.

Prior to March 20, 2019, we provided document solutions to the healthcare industry.  See Note 19 to the consolidated financial statements regarding discontinue operations.

Results of Operations

Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

Net Revenue

Revenue was $21.4 million for the year ended December 31, 2019, as compared to $21.3 million for the same period in 2018.  Revenue increased $1.1 million from new multi-year managed service revenues and approximately $0.6 million from the addition of the Backbone business.  Those increases were offset by $1.6 million in lower revenues from consulting and professional services, primarily due to the completion of a large non-recurring contract for one of our largest customers.

Cost of Revenues

Cost of revenue primarily consists of salaries and related expenses for direct labor and indirect support staff.  Cost of revenue was $13.0 million for the year ended December 31, 2019, as compared to $11.1 million for the same period in 2018. This increase was almost entirely related to an increase in salaries and related costs due to increased headcount in order to support new services, and our efforts to augment the employee salary and benefit offerings to attract and retain talent and incremental cost of revenues from the Backbone acquisition.

Gross margin was 39% of revenue for the year ended December 31, 2019, and 48% for the same period in 2018. The reduction in gross margin is reflective of our investment in attracting talented cyber security employees, costs associated with ramping up our new managed services offerings and the lower than expected Consulting and Professional Services revenue from new and existing customers.

Sales and Marketing

Sales and marketing expenses include salaries, commissions and expenses for sales and marketing personnel, travel and entertainment, and other selling and marketing costs. Sales and marketing expenses were $5.3 for the year ended December 31, 2019, as compared to $5.2 million for the same period in 2018. The small increase is a result of additional marketing expenses incurred in an effort to increase sales including tradeshow and program related marketing expenses.

General and Administrative

General and administrative expenses include personnel costs for finance, administration, human resources, information systems, and general management, as well as facilities expenses, professional fees, legal expenses and other administrative costs. General and administrative expenses increased by $0.5 million to $6.9 million for the year ended December 31, 2019, as compared to $6.4 million for the same period in 2018. The increase in general and administrative expenses is attributed to 1) $0.9 million in non-recurring expenses related to the onboarding of our new CEO while our outgoing CEO remained as part of the transition, severance related costs associated with targeted cost reductions and transaction fees associated with the Backbone acquisition; and 2) $0.3 million in software subscriptions and support costs for streamlining operations and business tracking. These additional costs were primarily offset by lower costs of $0.6 million in severance paid to a departed executive in 2018.  We are continuing to look at additional areas we might be able to further reduce costs.

Valuation of Contingent Earnout

In 2018, we performed a valuation of the contingent earn-out to the sellers of CTEK Security, Inc. and incurred $0.3 million in earnout charges for meeting the 2018 criteria and we accrued an additional $178,269 related to the potential for payout for meeting earnout criteria in 2019 and 2020.  We did not hit the 2019 earnout targets and marked down the balance to $0 for the potential of not hitting the 2020 target.  In November 2019, with the acquisition of Backbone, we added $2.4 million of contingent earnout charges and liabilities.

Depreciation

Depreciation increased to $180,000 for the year ended December 31, 2019 as compared to $150,000 for the same period in 2018 due to an increase in purchased software related to automation tools.

Amortization

Amortization expense was steady at $1.9 million for the year ended December 31, 2019 compared to the $1.8 million for same period in 2018.

Revision of Useful Life and Impairment of Definite-Live Intangible Assets

At the end of 2019, we made the decision to phase out the Delphiis acquired technology to move to another third-party platform that provides more flexibility in the services we provide and allows us to reduce expenses related to maintaining this tool.  As a result, we updated our evaluation of the estimated useful life of the related intangible asset and accelerating amortization of the remaining balance of $77,000 in 2019.

Additionally, we identified events and circumstances related to the future revenue projections of the cybersecurity consulting business we acquired in 2017 compared to the original projections that indicated we should review our long-lived assets for impairment.  The Company engaged a valuation expert to assist management in updating its analysis of the fair value of the intangible assets. We determined that the carrying value of customer relationships exceeded its estimated fair value resulting in an impairment charge of $0.5 million in 2019.

Other Income (Expense)

Net interest expense for the year ended December 31, 2019 was $0.5 million compared to $1.4 million for the same period in 2018.  The decrease was due to a lower outstanding debt balance after the payoff of the term loan and paydown of the promissory notes from the proceeds of the sale of the managed print services business.

Income Tax Benefit (Expense)

Income tax benefit was $1.5 million for the year ended December 31, 2019 as compared to $1.3 million in 2018. Income tax expense is based on estimated annual income tax rates that we anticipate for the tax years.

Discontinued Operations

On March 20, 2019, we sold our assets used in the provision of our managed print services business division and the buyer assumed certain liabilities relating to this business. See Note 19 for additional details.

Liquidity and Capital Resources

As of December 31, 2019, our cash balance was $5.3 million, current assets minus current liabilities was positive $6.0 million and our debt and lease obligations totaled $0.4 million, excluding our office lease space in Mission Viejo, California, that we sublease fully to two subtenants. The level of additional cash needed to fund operations and our ability to conduct business for the next twelve months will be influenced primarily by the following factors:

 ● our ability to access the capital and debt markets;

● our ability to manage our operating expenses and maintain gross margins as the Company grows while attracting, recruiting and retaining cybersecurity professionals;

● demand for our cybersecurity services from healthcare providers; the near-term impact of the Coronavirus on our customers allocation of time and resources to cybersecurity and their ability to enter into new contractual arrangements during a period of crisis; and

● general economic conditions and changes in healthcare reimbursement and regulatory environment.

We have historically funded our operating costs, acquisition activities, working capital requirements and capital expenditures with cash from operations, proceeds from the issuances of our common stock and other financing arrangements. Following the sale of the MPS business in 2019, we are now a much smaller cybersecurity focused business with significantly lower debt balances and debt service obligations. However, we also have less scale over which to leverage our operating expenses and public company expenses and are currently operating in a cash flow negative position while we seek to grow the cybersecurity business. During 2019, we reported a loss from continuing operations of $5.4 million and cash used in operating activities from continuing operations was $1.6 million.

Our operating plan for the next twelve months contemplates raising additional equity and/or debt capital, investing in enhancing our sales and operational resources while also streamlining our operations to reduce costs and improve financial performance while we expand our cybersecurity business.

While we have approximately $6 million of working capital as of December 31, 2019, we do expect to raise additional capital to grow the business.  Management believes potential sources of liquidity include at least the following:

▪ In March 2020, the Company received a funding commitment in the amount of $2.5 million from an existing investor.

▪ On March 27, 2020 President Trump signed the Coronavirus Aid, Relief, and Economic Security Act which provides economic relief to businesses. The Company is currently evaluating the opportunity to receive a loan under this program.

▪ On October 10, 2017, the Company filed a registration statement on Form S-3 to register an indeterminate number of securities.  On November 22, 2017, we filed an Amendment No. 1 to such registration statement on Form S-3 to update the information in the registration statement.  The registration statement covers such indeterminate principal amount or number of shares of Common Stock, debt securities, warrants and number of units of the registrant with an aggregate initial offering price not to exceed $15.0 million. The registration statement on Form S-3 was declared effective on November 22, 2017.

If these capital resources are not available, or not available on reasonable terms, we also have the ability to significantly reduce personnel and other variable and semi-variable costs to conserve cash and operate as a going concern. However, those actions if required, could negatively impact growth and the long-term value of the business.

Further, in late 2019, a novel strain of coronavirus was first detected in Wuhan, China. Following the outbreak of this virus, governments throughout the world, including in the United States of America, have quarantined certain affected regions, restricted travel and imposed significant limitations on other economic activities. The Company’s operations team is closely monitoring the potential impact to the Company’s business, including its cash flows, customers and employees. If the situation impacts our customers cash flow or resources available for cybersecurity projects, our cash flows, financial position and operating results for fiscal year 2020 and beyond will be negatively impacted. Neither the length of time nor the magnitude of the negative impacts can be presently determined.

As we execute our growth plans over the next 12 months, we intend to carefully monitor the impact of growth on our operating expenses, working capital needs and cash balances relative to the availability of cost-effective debt and equity financing. In the event that capital is not available, we may then have to scale back or freeze our organic growth plans, sell assets on less than favorable terms, reduce expenses, and/or curtail future acquisition plans to manage our liquidity and capital resources.   However, we cannot provide assurance that we will be able to raise additional capital.

In addition, our business is subject to additional risks and uncertainties, including, but not limited to, those described in Item 1A. “Risk Factors”.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist primarily of purchase and other commitments arising in the normal course of business, as further discussed below under the section “Contractual Obligations, Contingent Liabilities and Commitments.” As of December 31, 2019, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

1.Identify the contract with the customer - A contract with a customer exists when (i) we enter into an enforceable contract with a customer that defines each party’s rights regarding the services to be transferred and identifies the payment terms related to these services, (ii) the contract has commercial substance and the parties are committed to perform, and (iii) we determine that collection of substantially all consideration to which it will be entitled in exchange for services that will be transferred is probable based on the customer’s intent and ability to pay the promised consideration.

2.Identify the performance obligations in the contract - Performance obligations promised in a contract are identified based on the services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available from third parties or from us, and are distinct in the context of the contract, whereby the transfer of the services is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised services, we apply judgment to determine whether promised services are capable of being distinct and distinct in the context of the contract. If these criteria are not met the promised services are accounted for as a combined performance obligation.

3.Determine the transaction price - The transaction price is determined based on the consideration to which we will be entitled in exchange for transferring services to the customer.

4.Allocate the transaction price to the performance obligations in the contract - If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price ("SSP") basis. Determination of SSP requires judgment. We determine standalone selling price taking into account available information such as historical selling prices of the performance obligation, overall strategic pricing objective, market conditions and internally approved pricing guidelines related to the performance obligations.

5.Recognize revenue when (or as) each performance obligation is satisfied - We satisfy performance obligations over time. Revenue is recognized over the time the related performance obligation is satisfied by transferring a promised service to a customer.

Managed Services

Managed services revenue is earned monthly during the term of the contract, as services are provided at a fixed fee and is recognized ratably over the contract term beginning on the commencement date of the contract. Managed services contracts are typically long-term contracts lasting three years. Revenue related to managed services provided is recognized based on the customer utilization of such resources, which management estimates to occur ratably over the customer contract term.

Prior to our sale of the MPS business in March 2019, our contracts with managed print service customers included provisions that related to guaranteed savings amounts and shared savings. Such provisions were considered by management during our initial proprietary client assessment. Our historical settlement of such amounts had been within management’s estimates.

Consulting and Professional Services

Consulting and professional services contracts are typically short-term, project-based services rendered on either a fixed fee or a time and materials basis. These contracts are normally for a duration of less than one year. For fixed fee arrangements, revenue is normally recognized ratably over the term of the project. For time and materials arrangements, revenues are recognized as the services are rendered.

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

Accounts Receivable Valuation and Related Reserves

We estimate the losses that may result from that portion of our accounts receivable that may not be collectible as a result of the inability of our customers to make required payments.  Management specifically analyzes customer concentration, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.  We review past due accounts on a monthly basis and record an allowance for doubtful accounts where we deem appropriate.

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

Recent Accounting Pronouncements

Refer to Note 1 to the consolidated financial statements for information regarding recent accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following consolidated financial statements and related notes thereto, and the report of our independent registered public accounting firm, are filed as part of this Annual Report:

21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
CynergisTek, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CynergisTek, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively, the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

Emphasis of a Matter

As disclosed in Note 19 to the consolidated financial statements, the Company sold its assets used in the provision of its managed print services business division in March 2019. Our opinion is not modified with respect to this matter.

Adoption of New Accounting Pronouncement

As described in Note 1 to the consolidated financial statements, the Company adopted FASB Accounting Standards Codification Topic 842, Leases, using a modified retrospective transition approach with the Company electing to apply the transition approach as of January 1, 2018.

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

Irvine, California

March 30, 2020

CYNERGISTEK, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$ 5,328,726	$ 6,571,381
Accounts receivable	3,210,726	5,572,467
Prepaid and other current assets	1,205,769	1,425,858
Refundable income taxes	-	472,059
Current assets held for sale	-	8,427,408
Total current assets	9,745,221	22,469,173

Property and equipment, net	946,219	1,403,525
Deposits	72,486	87,778
Deferred income taxes	1,836,258	2,146,020
Intangible assets, net	8,585,882	9,089,989
Goodwill	23,983,483	17,008,189
Noncurrent assets held for sale	-	1,844,349
Total assets	$ 45,169,549	$ 54,049,023
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 638,864	$ 932,067
Accrued compensation and benefits	1,066,770	1,592,765
Deferred revenue	898,324	918,165
Income taxes payable	31,976	-
Note payable	-	343,750
Current portion of term loan	-	2,464,286
Current portion of promissory note to related parties	562,500	562,500
Current portion of operating lease liability	533,371	576,082
Current liabilities held for sale	-	7,299,561
Total current liabilities	3,731,805	14,689,176

Long-term liabilities:
Term loan, less current portion	-	12,851,617
Promissory notes to related parties, less current portion	703,125	5,015,625
Capital lease obligations	-	1,570
Earnout liability	2,400,000	438,269
Operating lease liability, less current portion	158,995	620,640
Noncurrent liabilities held for sale	-	58,967
Total long-term liabilities	3,262,120	18,986,688
Commitments and contingencies
Stockholders’ equity:
Common stock, par value at $0.001, 33,333,333 shares authorized, 10,359,164 shares issued and outstanding at December 31, 2019 and 9,630,050 shares issued and outstanding at December 31, 2018	10,359	9,630
Additional paid-in capital	34,821,863	31,910,831
Accumulated earnings (deficit)	3,343,402	(11,547,302)
Total stockholders’ equity	38,175,624	20,373,159
Total liabilities and stockholders’ equity	$ 45,169,549	$ 54,049,023

The accompanying notes are an integral part of these consolidated financial statements.

CYNERGISTEK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2019	2018
Net revenues	$ 21,364,810	$ 21,311,717
Cost of revenues	13,018,673	11,122,433
Gross profit	8,346,137	10,189,284
Operating expenses:
Sales and marketing	5,347,822	5,185,334
General and administrative expenses	6,891,245	6,437,316
Change in valuation of contingent earnout	(178,269)	438,269
Depreciation	182,198	147,553
Amortization of acquisition-related intangibles	1,890,098	1,810,935
Impairment of intangible assets	614,010	-
Total operating expenses	14,747,104	14,019,407
Loss from operations	(6,400,967)	(3,830,123)
Other income (expense):
Other income	26	53
Interest income	77,248	-
Interest expense	(617,310)	(1,437,862)
Loss on disposition of property and equipment	(2,188)	-
Total other expense	(542,224)	(1,437,809)

Loss before benefit for income taxes	(6,943,191)	(5,267,932)
Income tax benefit	1,528,808	1,305,534
Net loss from continuing operations	(5,414,383)	(3,962,398)
Income from discontinued operations, including gain on sale, net of tax	20,305,087	5,855,990
Net income	$ 14,890,704	$ 1,893,592

Net income (loss) per share:
From continuing operations:
Basic	$ (0.55)	$ (0.41)
Diluted	$ (0.55)	$ (0.41)

From discontinued operations:
Basic	$ 2.06	$ 0.61
Diluted	$ 2.03	$ 0.59

Net income:
Basic	$ 1.51	$ 0.20
Diluted	$ 1.49	$ 0.19

Number of weighted average shares outstanding:
Basic	9,858,562	9,608,312
Diluted	10,000,507	9,873,011

The accompanying notes are an integral part of these consolidated financial statements.

CYNERGISTEK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2019 AND 2018

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at January 1, 2018	9,576,028	$9,576	$31,156,362	$(14,320,560)	$16,845,378
Cumulative effect of adoption of revenue recognition standard ASC 606 (Note 4)	-	-	-	879,666	879,666
Stock compensation expense for equity awards granted to employees and directors	-	-	754,523	-	754,523
Stock options exercised	54,022	54	(54)	-	-
Net income	-	-	-	1,893,592	1,893,592
Balance at December 31, 2018	9,630,050	9,630	31,910,831	(11,547,302)	20,373,159
Stock compensation expense for equity awards granted to employees and directors	-	-	1,423,279	-	1,423,279
Restricted stock units exercised	131,726	132	(132)	-	-
Stock options exercised	105,584	105	123,377	-	123,482
Common stock issued in connection with the acquisition of Backbone Enterprises, Inc.	491,804	492	1,364,508	-	1,365,000
Net income	-	-	-	14,890,704	14,890,704
Balance at December 31, 2019	10,359,164	$ 10,359	$ 34,841,863	$ 3,343,402	$ 38,175,624

The accompanying notes are an integral part of these consolidated financial statements.

CYNERGISTEK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018
Cash flows provided by operating activities:
Net income	$14,890,704	$1,893,592
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	182,198	348,633
Amortization of intangible assets	1,890,098	1,810,935
Impairment of intangible assets	614,010	-
Bad debt expense	-	109,673
Stock compensation for options and warrants granted to employees and directors	142,943	36,777
Stock compensation for restricted stock units granted to employees and directors	1,280,336	717,746
Loss on disposition of property and equipment	2,188	4,244
Note payable issued in consideration of severance pay	-	343,750
Change in valuation of contingent earnout	(178,269)	438,269
Change in net deferred tax assets	309,762	974,290
Interest expense related to loan acquisition costs	85,883	25,366
Gain on sale of discontinued operations before income taxes	(23,689,269)	-
Changes in operating assets and liabilities:
Accounts receivable	1,818,683	2,457,912
Prepaid and other current assets	527,201	(2,107,429)
Supplies	75,252	(28,468)
Deposits	15,292	(402)
Accounts payable and accrued expenses	1,841,565	(221,355)
Accrued compensation and benefits	(2,044,775)	(893,728)
Deferred revenue	101,816	380,811
Income taxes payable	504,035	-
Net cash (used for) provided by operating activities	(1,630,347)	6,290,616
Cash flows provided by (used for) investing activities:
Purchases of property and equipment	(194,073)	(156,487)
Proceeds from sale of net assets of discontinued operations	26,303,501	-
Amount paid to purchase Backbone Enterprises, Inc., net of cash received	(5,765,182)	-
Net cash provided by (used for) investing activities	20,344,246	(156,487)
Cash flows used for financing activities:
Proceeds from term loan	-	17,250,000
Payments on term loan	(15,401,786)	(13,666,546)
Payments on promissory notes to related parties	(4,656,250)	(7,171,875)
Loan acquisition fees paid	-	(111,250)
Payments on capital leases	(22,000)	(115,137)
Proceeds from issuance of common stock through stock options and warrants	123,482	-
Net cash used for financing activities	(19,956,554)	(3,814,808)
Net change in cash and cash equivalents	(1,242,655)	2,319,321
Cash and cash equivalents, beginning of year	6,571,381	4,252,060
Cash and cash equivalents, end of year	$5,328,726	$6,571,381

The accompanying notes are an integral part of these consolidated financial statements.

CYNERGISTEK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year Ended December 31,
	2019	2018
Supplemental disclosure of cash flow information:
Interest paid	$797,828	$1,504,092
Income tax paid	$2,118,155	$366,104

Non-cash investing and financing activities:
Property and equipment acquired through capital leases	$-	$10,920
Disposition of fully depreciated property and equipment	$-	$651,902
Common stock issued in connection with the acquisition of Backbone Enterprises, Inc.	$1,365,000	$-
Fair value of earnout liability in connection with the acquisition of Backbone Enterprises, Inc.	$2,400,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

CYNERGISTEK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(1)Basis of Presentation and Summary of Significant Accounting Policies

Business Activity

We are engaged in the business of providing fully outsourced document solution services and IT security consulting data security services primarily to the healthcare industry, and also to financial institutions, gaming and other industries. Our business is operated throughout the United States.

Liquidity and Capital Resources

As of December 31, 2019, our cash balance was $5.3 million, current assets minus current liabilities was positive $6.0 million and our debt and lease obligations totaled $0.4 million, excluding our office space in Mission Viejo, California, that we sublease fully to two subtenants. The level of additional cash needed to fund operations and our ability to conduct business for the next twelve months will be influenced primarily by the following factors:

 ● our ability to access the capital and debt markets;

● our ability to manage our operating expenses and maintain gross margins as the Company grows while attracting, recruiting and retaining cybersecurity professionals;

● demand for our cybersecurity services from healthcare providers; the near-term impact of the Coronavirus on our customers allocation of time and resources to cybersecurity and their ability to enter into new contractual arrangements during a period of crisis; and

● general economic conditions and changes in healthcare reimbursement and regulatory environment.

We have historically funded our operating costs, acquisition activities, working capital requirements and capital expenditures with cash from operations, proceeds from the issuances of our common stock and other financing arrangements. Following the sale of the MPS business in 2019, we are now a much smaller cybersecurity focused business with significantly lower debt balances and debt service obligations. However, we also have less scale over which to leverage our operating expenses and public company expenses and are currently operating in a cash flow negative position while we seek to grow the cybersecurity business. During 2019, we reported a loss from continuing operations of $5.4 million and cash used in operating activities from continuing operations was $1.6 million.

Our operating plan for the next twelve months contemplates raising additional equity and/or debt capital, investing in enhancing our sales and operational resources while also streamlining our operations to reduce costs and improve financial performance while we expand our cybersecurity business.

While we have approximately $6 million of working capital as of December 31, 2019, we do expect to raise additional capital to grow the business.  Management believes potential sources of liquidity include at least the following:

▪ In March 2020, the Company received a funding commitment in the amount of $2.5 million from an existing investor.

▪ On March 27, 2020 President Trump signed the Coronavirus Aid, Relief, and Economic Security Act which provides economic relief to businesses. The Company is currently evaluating the opportunity to receive a loan under this program.

▪ On October 10, 2017, the Company filed a registration statement on Form S-3 to register an indeterminate number of securities.  On November 22, 2017, we filed an Amendment No. 1 to such registration statement on Form S-3 to update the information in the registration statement.

The registration statement covers such indeterminate principal amount or number of shares of Common Stock, debt securities, warrants and number of units of the registrant with an aggregate initial offering price not to exceed $15.0 million. The registration statement on Form S-3 was declared effective on November 22, 2017.

If these capital resources are not available, or not available on reasonable terms, we also have the ability to significantly reduce personnel and other variable and semi-variable costs to conserve cash and operate as a going concern. However, those actions if required, could negatively impact growth and the long-term value of the business.

Further, in late 2019, a novel strain of coronavirus was first detected in Wuhan, China. Following the outbreak of this virus, governments throughout the world, including in the United States of America, have quarantined certain affected regions, restricted travel and imposed significant limitations on other economic activities. The Company’s operations team is closely monitoring the potential impact to the Company’s business, including its cash flows, customers and employees. If the situation impacts our customers cash flow or resources available for cybersecurity projects, our cash flows, financial position and operating results for fiscal year 2020 and beyond will be negatively impacted. Neither the length of time nor the magnitude of the negative impacts can be presently determined.

As we execute our growth plans over the next 12 months, we intend to carefully monitor the impact of growth on our operating expenses, working capital needs and cash balances relative to the availability of cost-effective debt and equity financing. In the event that capital is not available, we may then have to scale back or freeze our organic growth plans, sell assets on less than favorable terms, reduce expenses, and/or curtail future acquisition plans to manage our liquidity and capital resources.   However, we cannot provide assurance that we will be able to raise additional capital.

In addition, our business is subject to additional risks and uncertainties, including, but not limited to, those described in Item 1A. “Risk Factors”.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Basis of Presentation

The accompanying consolidated financial statements were prepared in conformity with GAAP, and include the accounts of CynergisTek, Inc. and our wholly owned subsidiaries. All intercompany balances and transactions were eliminated.

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

1.Identify the contract with the customer - A contract with a customer exists when (i) we enter into an enforceable contract with a customer that defines each party’s rights regarding the services to be transferred and identifies the payment terms related to these services, (ii) the contract has commercial substance and the parties are committed to perform, and (iii) we determine that collection of substantially all consideration to which it will be entitled in exchange for services that will be transferred is probable based on the customer’s intent and ability to pay the promised consideration.

2.Identify the performance obligations in the contract - Performance obligations promised in a contract are identified based on the services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available from third parties or from us, and are distinct in the context of the contract, whereby the transfer of the services is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised services, we apply judgment to determine whether promised services are capable of being distinct and distinct in the context of the contract. If these criteria are not met the promised services are accounted for as a combined performance obligation.

3.Determine the transaction price - The transaction price is determined based on the consideration to which we will be entitled in exchange for transferring services to the customer.

4.Allocate the transaction price to the performance obligations in the contract - If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price ("SSP") basis. Determination of SSP requires judgment. We determine standalone selling price taking into account available information such as historical selling prices of the performance obligation, overall strategic pricing objective, market conditions and internally approved pricing guidelines related to the performance obligations.

5.Recognize revenue when (or as) each performance obligation is satisfied - We satisfy performance obligations over time. Revenue is recognized over the time the related performance obligation is satisfied by transferring a promised service to a customer.

Managed Services

Managed services revenue is earned monthly during the term of the contract, as services are provided at a fixed fee and is recognized ratably over the contract term beginning on the commencement date of the contract. Managed services contracts are typically long-term contracts lasting 3 to 5 years. Revenue related to managed services provided is recognized based on the customer utilization of such resources, which management estimates to occur ratably over the customer contract term.

Our contracts with managed print services customers included provisions that relate to guaranteed savings amounts and shared savings. Such provisions are considered by management during our initial proprietary client assessment. Our historical settlement of such amounts has been within management’s estimates.

Consulting and Professional Services

Consulting and professional services contracts are typically short-term, project-based services rendered on either a fixed fee or a time and materials basis. These contracts are normally for a duration of less than one year. For fixed fee arrangements, revenue is recognized ratably over the expected term of the project. For time and materials arrangements, revenues are recognized as the services are rendered.

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

Goodwill and Indefinite-Lived Intangible Assets

The Company evaluates its intangible assets for impairment when events or circumstance indicate the carrying amount of these assets may not be recoverable.  Intangible assets with definite lives are amortized over their estimated useful lives to their estimated residual values.  Significant judgements and assumptions are required in the impairment evaluations.

Goodwill is not amortized and is tested for impairment at least annually, or whenever events or changes in circumstance indicate the carrying amount of the asset may be impaired.  The annual impairment test is performed as of December 31 each year.  Significant judgement is involved in determining if an indicator of impairment has occurred.  The Company may consider indicators such as deterioration in general economic conditions, adverse changes in the markets in which the reporting unit operates, increases in input costs that have negative effects on earnings and cash flows, or a trend of negative or declining cash flows over multiple periods, among others.  The fair value that could be realized in an actual transaction may differ from that used to evaluate the impairment of goodwill.

The Company may first review for goodwill impairment by assessing the qualitative factors to determine whether any impairment may exist.  For a reporting unit in which the Company concludes, based on the qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount (or if the Company elects to skip the optional qualitative assessment), the Company is required to perform a quantitative impairment test, which includes measuring the fair value of the reporting unit and comparing it to the reporting unit’s carrying amount.  If the fair value of a reporting unit exceeds its carrying value, the goodwill of the reporting unit is not impaired.  If the carrying value of a reporting unit exceeds its fair value, the Company must record an impairment loss for the amount that the carrying value of the reporting unit, including goodwill, exceeds the fair value of the reporting unit. .

Long-Lived Assets

In accordance with ASC Topic 350, long-lived assets, such as definite-lived intangible assets, to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If there are indications of impairment, we use future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less the cost to sell. During the year ended December 31, 2019, management determined there was an impairment due to the reduction in the useful life of Acquired Technology assets associated with the Delphiis acquisition and an impairment to the customer relationship asset associated with the Cynergistek, Inc. acquisition in 2017 (Note 6).

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

Stock-Based Compensation

We account for stock options granted to employees, non-employees, and directors using the accounting guidance in ASC 718 “Stock Compensation” (“ASC 718”).  In accordance with ASC 718, we estimate the fair value of service-based options and performance-based options on the date of grant, using the Black-Scholes pricing model.  We recognize compensation expense for stock option awards over the requisite or implied service period of the grant.  With respect to performance-based awards, compensation expense is recognized when the performance target is deemed probable.

For the years ended December 31, 2019 and 2018, stock-based compensation expense recognized in the consolidated statements of operations excluding amounts in discontinued operations (Note 19) is as follows:

	Year Ended December 31,
	2019	2018
Cost of revenues	$208,163	$99,316
Sales and marketing	257,151	150,937
General and administrative expenses	833,617	454,100
Total stock-based compensation expense	$1,298,931	$704,353

The weighted average estimated fair value of stock options granted during 2019 was $1.70 per share. There were no stock option grants in 2018. Estimated fair values were determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the expected life of the option. The assumptions used in the Black-Scholes model were as follows for stock options granted:

	2019	2018
Risk-free interest rate	2.4%	-
Expected volatility of our Common Stock	48.59%	-
Dividend yield	0%	-
Expected life of options	3 years	-

The Black-Scholes model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because option valuation models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options.

Compensation cost associated with grants of restricted stock units are also measured at fair value on the date of grant and such costs are recognized over the respective vesting periods. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned share-based compensation expense.

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

As of December 31, 2019, potentially dilutive securities consisted of options and warrants to purchase 800,994 shares of our Common Stock at prices ranging from $2.28 to $4.86 per share. Of these potentially dilutive securities, only 81,945 of the shares of Common Stock underlying the options and warrants were included in the computation of diluted earnings per share, because the effect of including the remaining instruments would be anti-dilutive. Also included in potentially dilutive securities are 60,000 shares of restricted stock units which vested in October 2019 but had not been issued by year end.

As of December 31, 2018, potentially dilutive securities consisted of options and warrants to purchase 617,378 shares of our Common Stock at prices ranging from $1.65 to $4.05 per share. Of these potentially dilutive securities, only 194,669 of the shares of Common Stock underlying the options and warrants were included in the computation of diluted earnings per share, because the effect of including the remaining instruments would be anti-dilutive. Also included in potentially dilutive securities are 70,000 shares of restricted stock units which vested in October 2018 but had not been issued by year end.

The following table sets forth the computation of basic and diluted net (loss) income per share:

	Year Ended December 31,
	2019	2018
Numerator:
Net loss from continuing operations	$ (5,414,383)	$ (3,962,398)
Net income from discontinued operations	$ 20,305,087	$ 5,855,990
Net income	$ 14,890,704	$ 1,893,592

Denominator:
Denominator for basic calculation weighted averages	9,858,562	9,608,312

Dilutive Common Stock equivalents:
Options and warrants	81,945	194,699
Restricted stock units vested but not issued	60,000	70,000
Denominator for diluted calculation weighted average	10,000,507	9,873,011

Net income (loss) per share:
From continuing operations
Basic net loss per share	$ (0.55)	$ (0.41)
Diluted net loss per share	$ (0.55)	$ (0.41)

From discontinued operations
Basic net income per share	$ 2.06	$ 0.61
Diluted net income per share	$ 2.03	$ 0.59

Net income
Basic net income per share	$ 1.51	$ 0.20
Diluted net income per share	$ 1.49	$ 0.19

Segment Reporting

Based on an analysis of how our Chief Operating Decision Makers review, manage and allocate resources, as well as how our management team is organized and compensated, we have determined that the Company operates in one segment. For the years ended December 31, 2019 and 2018, all revenues were derived from domestic operations.

Recently Issued Accounting Pronouncements Adopted

In February 2016, the FASB issued a new accounting standard on leasing. The new standard requires companies to record most leased assets and liabilities on the balance sheet, and also proposed a dual model for recognizing expense. The Company adopted the standard as of January 1, 2019, with retroactive reporting for prior periods (the comparative option). Adoption of the new standard resulted in the recording of operating lease right-of-use ("ROU")  assets and operating lease liabilities of $1,618,121 and $1,743,165 respectively, as of January 1, 2018, with the difference due to deferred rents that were reclassified to the ROU asset value. The standard did not affect our consolidated net income or cash flows. See Note 16 for further details.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In January 2020, the FASB issued an amendment clarifying the interaction between accounting standards related to equity securities, equity method investments and certain derivatives. The guidance is effective for fiscal years beginning after December 15, 2020.  The Company does not expect the adoption of this guidance will have a material impact on our consolidated financial statements.

In December 2019, the FASB issued an amendment to the guidance on income taxes which is intended to simplify the accounting for income taxes.  The amendment eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of the deferred tax liabilities for outside basis differences.  The amendment also clarifies existing guidance related to the recognition of franchise tax, the evaluation of a step up in the tax basis of goodwill , and the effects of enacted changes in tax laws or rates in the effective tax rate computation, among other clarifications.  The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020.  The Company is currently evaluating the impact the guidance will have on our consolidated financial statements.

In August 2018, the FASB issued an amendment to the accounting guidance on cloud computing service arrangements.  The guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal use software.  The guidance also requires an entity to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement.  The guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years.  The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial statements.

In August 2018, the FASB issued an amendment to the accounting guidance on retirement benefits.  The guidance modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans.  The guidance is effective for fiscal years ending after December 15, 2020 and must be applied retrospectively to all periods presented. The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial statements.

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

In June 2016, the FASB issued an amendment to the guidance on the measurement of credit losses on financial instruments.  The amendment updates the guidance for measuring and recording credit losses on financial assets measured and amortized cost by replacing the “incurred loss” model with an “expected loss” model.  Accordingly, these financial assets will be presented at the net amount expected to be collected. The amendment also requires that credit losses related to available-for-sale debt securities be recorded as an allowance through net income rather than reducing the carrying amount under the current, other-than-temporary-impairment model.  The guidance is effective for fiscal years beginning after December 15, 2020 including interim periods within those fiscal years.  Early adoption is permitted for annual periods after December 15, 2018.

(2)Revenues

On January 1, 2018, we adopted Topic 606 using a modified retrospective method applied to those customer contracts which were not completed as of January 1, 2018. There was no change in revenues reported using this method as compared to the previous guidance. Below is a summary of our revenues disaggregated by revenue source.

	Year Ended December 31,
	2019	2018
Managed services	$11,887,108	$10,815,730
Consulting & professional services	9,477,702	10,495,987
Net revenues	$21,364,810	$21,311,717

(3)Accounts Receivable

A summary of accounts receivable follows:

	As of December 31,
	2019	2018
Trade receivables	$3,210,726	$5,572,467
Allowance for doubtful accounts	-	-
	$3,210,726	$5,572,467

(4)Deferred Commissions

Our incremental costs of obtaining a contract, which consist of sales commissions on multi-year contracts, are deferred and amortized over the period of contract performance. Effective January 1, 2018, when we adopted the modified retrospective method of the new revenue recognition pronouncement, we increased deferred commissions by $879,666 with a corresponding increase in beginning retained earnings. Deferred commissions are included in prepaid and other current assets in our consolidated balance sheets. As of December 31, 2019, we had $764,607 related to unamortized deferred commissions and recorded $876,409 of commissions expense for the year ended December 31, 2019.  As of December 31, 2018, we had $991,175 related to unamortized deferred commissions and recorded $833,063 of commissions expense for the year ended December 31, 2018.

(5)Property and Equipment

A summary of property and equipment follows:

	As of December 31,
	2019	2018
Furniture and fixtures	$195,586	$195,586
Computers and office equipment	757,251	563,856
Right of use assets	1,658,364	1,618,121
Property and equipment at cost	2,611,201	2,377,563
Less accumulated depreciation and amortization	(1,664,982)	(974,038)
	$946,219	$1,403,525

Depreciation expense for property and equipment amounted to $145,563 and $147,553 for the years ended December 31, 2019 and 2018, respectively.

(6)Intangible Assets and Goodwill

Intangible assets are amortized over expected useful lives ranging from 1.5 to 10 years and consist of the following as of December 31, 2019 and 2018:

	As of December 31,
	2019	2018
Acquired technology	$ 10,100,000	$ 10,100,000
Customer relationships	4,650,000	3,150,000
Trademarks	2,300,000	1,800,000
Non-compete agreements	320,000	320,000
Gross carrying amount	17,370,000	15,370,000
Less: accumulated impairment	(1,871,923)	(1,257,914)
Total intangible assets	15,498,077	14,112,086
Less accumulated amortization	(6,912,195)	(5,022,097)
Total net intangible assets	$ 8,585,882	$ 9,089,989

The amortization of intangible assets expected in future years is as follows:

December 31,	Amortization
2020	$1,664,769
2021	1,664,769
2022	1,354,769
2023	1,292,269
2024	963,102
Thereafter	1,646,204
Total	$8,585,882

Goodwill

Goodwill consists of the following as of December 31, 2019 and 2018:

	December 31, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment	Net Carrying Amount
Delphiis, Inc.	$ 956,639	$ (837,126)	$ 119,513	$ 956,639	$ (837,126)	$ 119,513
Redspin	1,192,000	(719,387)	472,613	1,192,000	(719,387)	472,613
CTEK Security, Inc	16,416,063	-	16,416,063	16,416,063	-	16,416,063
Backbone	6,975,294	-	6,975,294	-	-	-
Total goodwill	$ 25,539,996	$ (1,556,513)	$23,983,483	$18,564,702	$ (1,556,513)	$17,008,189

(7)Deferred Revenue

We record deferred revenues when amounts are billed to customers, or cash is received from customers, in advance of our performance. $811,090 and $578,725 of managed services revenues were recognized during the years ended December 31, 2019 and 2018, respectively, that was included in deferred revenue at the beginning of the respective periods. $73,068 and $617,522 of consulting and professional services revenues were recognized during the years ended December 31, 2019 and 2018, respectively, that was included in deferred revenue at the beginning of the respective periods.

(8)Remaining Performance Obligations

Remaining performance obligations represent the amount of revenue from fixed-fee contracts, including those which have potential early cancellation provisions, for which work has not been performed. As of December 31, 2019, approximately $23,200,000 of revenue from fixed-fee contracts is expected to be recognized from these remaining performance obligations. We expect to recognize revenue on approximately 85% of these remaining performance obligations over the next 24 months, with the balance thereafter. We elected to utilize the practical expedient exemption to exclude from this disclosure the amount of revenue from contracts which are not fixed-fee and where we do not have the right to invoice until the services have been performed.

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

There were no borrowings on the line of credit in 2018 or 2019.

Interest charges associated with this term loan totaled $133,914 for the year ended December 31, 2018.

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

On March 20, 2019, we used a portion of the proceeds from the sale of the assets of the MPS Business (Note 19) to fully repay the balance of the term loan in the amount of $15,401,786, plus interest of $52,760. At that time, the Revolving Line of Credit was terminated.

Interest charges associated with the BMO term loan totaled $207,903 and $759,454, respectively, for the years ended December 31, 2019 and 2018.

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

As part of the debt restructuring with BMO Harris Bank N.A., on March 12, 2018, the Company repaid $2,250,000 plus accrued interest on the McMillan Seller Note.  The Company and Mr. McMillan agreed to amend and restate the McMillan Seller Note pursuant an amended and restated promissory note (the “A&R McMillan Seller Note”).  The A&R McMillan Seller Note is in the principal amount of $2,250,000, bears interest at a rate of 8% per annum, provides for quarterly payments of principal and interest and matures on March 31, 2022.  As of December 31, 2019, and 2018, the outstanding principal balance due under the A&R McMillan Seller Note was $1,265,625 and $1,828,125, respectively. Amounts due and owing under the A&R McMillan Seller Note were subordinate to the right of payment due under the BMO Loan pursuant to a Subordination Agreement among the Company, the Bank and Mr. McMillan.

Interest charges associated with the Seller Notes totaled $125,507 and $694,356, respectively for the years ended December 31, 2019 and 2018.

Pursuant to a separation agreement among the Company, CTEK Security, Inc. and Michael Hernandez (the “Separation Agreement”), in lieu of any earn-out payments due pursuant to the purchase agreement related to the acquisition of CTEK Security, Inc. (the “Original SPA”) that could be earned by Hernandez under the Original SPA, the Company agreed to pay Hernandez the amount of $3,750,000 in the form of a promissory note (the “Earn-out Note”). The Earn-out Note provided for (i) a maturity date of March 12, 2023, at which all principal and accrued and unpaid interest was due, (ii) a simple interest rate of 5% per annum commencing on January 1, 2018, and compounding annually, and (iii) the right of the Company to prepay all or any portion of the Earn-out Note without premium or penalty. On March 26, 2019, we used a portion of the proceeds from the sale of the assets of MPS Business (Note 19) to fully repay the Earn-out Note with interest of $234,293.

Interest charges associated with the Earn-out Note totaled $0 and $188,435, respectively, for the years ended December 31, 2019 and 2018.

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

Interest charges associated with the Severance Payment Note totaled $494 and $17,140, respectively, for the years ended December 31, 2019 and 2018.

(11)Warrants

Below is a summary of warrant activity during the years ended December 31, 2019 and 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2018	77,779	$3.03
Granted in 2018	-	$-
Exercised in 2018	-	$-
Cancelled in 2018	-	$-
Outstanding at December 31, 2018	77,779	$3.03	4.05	$-
Granted in 2019	-	$-
Exercised in 2019	-	$-
Cancelled in 2019	-	$-
Outstanding at December 31, 2019	77,779	$3.03	3.05	$21,000

Warrants exercisable at December 31, 2019	77,779	$3.03	3.05	$21,000

(12)Stock Options and Stock Incentive Plans

On March 17, 2011, the Board approved the 2011 Stock Incentive Plan (the “2011 Plan”) that included the predecessor stock incentive plans, and it became effective on May 12, 2011. The 2011 Plan authorized the issuance of no more than 1,990,000 shares of our Common Stock and it provides for the granting of stock options, stock appreciation rights and restricted stock to our employees, members of the Board and service providers. On June 8, 2017, the 2011 Plan was amended in order to increase the number of shares available under the 2011 Plan by 1,000,000 to 2,990,000.  On September 1, 2017, the 2011 Plan was further amended in order to permit the award of restricted stock units.  As of December 31, 2019, there were 562,919 shares available for issuance under the 2011 Plan.

In July 2019, in connection with his initial offer of employment as President and CEO (Note 16), the Board granted to Caleb Barlow an option to purchase up to 500,000 shares of the Company’s Common Stock. The option exercise price was equal to the fair market value of the Common Stock at the date of grant of $4.86 per share.  Options expire no later than 10 years from the grant date and vest over three years. The options are nonqualified, and the grant was made outside of the 2011 Plan.

Additional information with respect to the stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2018	724,073	$3.09
Granted in 2018	-	$-
Exercised in 2018	(54,022)	$2.77
Cancelled in 2018	(130,452)	$3.70
Outstanding at December 31, 2018	539,599	$2.97	3.54	$954,182
Granted in 2019	500,000	$4.86
Exercised in 2019	(105,584)	$2.73
Cancelled in 2019	(210,800)	$3.12
Outstanding at December 31, 2019	723,215	$4.27	7.47	$83,206

Options exercisable at December 31, 2019	223,215	$2.95	2.82	$83,206

The following table summarizes information about stock options outstanding and exercisable at December 31, 2019:

Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining in Contractual Life in Years	Outstanding Options Weighted Average Exercise Price	Number of Options Exercisable	Exercisable Options Weighted Average Exercise Price
$2.28 to $2.72	57,670	3.00	$ 2.47	57,670	$ 2.47
$2.73 to $4.86	665,545	7.86	$ 4.43	165,545	$ 3.12
$2.28 to $4.86	723,215	7.47	$ 4.27	223,215	$ 2.95

Unamortized compensation expense associated with unvested options is $792,542 as of December 31, 2019. The weighted average period over which these costs are expected to be recognized is approximately three years.

(13)Restricted Stock Awards

The fair value of restricted stock awards is estimated by the market price of the Company’s Common Stock at the date of grant. Restricted stock activity during the years ended December 31, 2019 and 2018, are as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value per Share	Weighted Average Vesting Period in Years
Non-vested at January 1, 2018	506,500	$3.35
Granted in 2018	439,000	$3.98
Vested in 2018	(70,000)	3.26
Cancelled and forfeited in 2018	(65,500)	3.68
Non-vested at December 31, 2018	810,000	$3.67
Granted in 2019	447,700	$3.11
Vested in 2019	(131,726)	4.22
Cancelled and forfeited in 2019	(57,774)	3.95
Non-vested at December 31, 2019	1,068,200	$3.42	1.71

During the years ended December 31, 2019 and 2018, we issued a total of 447,700 and 439,000 shares respectively, of restricted stock units to key employees and members of the Board of Directors. The shares cliff vest after three years of continuous employment or one continuous of year of service on the board. The cost recognized for these restricted stock units totaled $1,280,336 and $717,746 for the years ended December 31, 2019 and 2018, respectively.

(14)Income Taxes

For the years ended December 31, 2019 and 2018, the components of income tax benefit are as follows:

	Year Ended December 31,
	2019	2018
Current provision:
Federal	$(1,814,143)	$(198,879)
State	(296,088)	(59,245)
	(2,110,231)	(258,124)
Deferred:
Federal	735,508	(563,523)
State	(154,385)	(483,887)
	(581,423)	(1,047,410)
Income tax benefit	$(1,528,808)	$(1,305,534)

Income tax benefit amounted to $1,528,808 and $1,305,534 for the years ended December 31, 2019 and 2018, respectively (an effective rate of 22% for 2019 and 37% for 2018).  A reconciliation of the provision for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

	Year Ended December 31,
	2019	2018
Computed tax at federal statutory rate of 21%	$(1,458,070)	$(1,106,266)
State taxes, net of federal benefit	(355,978)	(311,024)
Non-deductible items	15,316	8,033
Other	269,924	103,723
	$(1,528,808)	$(1,305,534)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of our deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2019	2018
Deferred tax assets:
Accrued salaries/vacation	$ 103,300	$ 206,600
Accrued other	19,200	8,500
Amortization of intangible assets	728,500	828,200
State taxes	51,900	(7,300)
Stock options	1,137,600	739,500
Credits	-	63,200
Net operating loss carryforwards	44,700	530,800
Total deferred tax assets	2,085,200	2,369,500

Deferred tax liabilities:
Depreciation	123,200	17,400
Other	125,742	206,080
Total deferred tax liabilities	248,942	223,480

Net deferred tax assets	$ 1,836,258	$ 2,146,020

At December 31, 2019, we estimate zero remaining net operating loss carryforwards that may be applied against future taxable income for federal purposes and state purposes.

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

(15)      Retirement Plan

Our professional employer organization sponsors a 401(k) plan for the benefit of our employees who are at least 21 years of age. Our management determines, at its discretion, the annual and matching contribution. For the years ended December 31, 2019 and 2018, we made matching contributions totaling $418,204 and $381,752, respectively.

(16)      Commitments

Leases

We lease approximately 17,000 square feet of office space in Mission Viejo, California. This lease terminates in April of 2021. During the first quarter of 2019, we subleased this space to two subtenants. The terms of these subleases end concurrently with the end of our lease obligation in April 2021. We also leased approximately 3,600 square feet of office space in Austin, Texas. This lease terminated in September 2019. During the first quarter of 2018, we subleased this space to a subtenant. The terms of this sublease ended concurrently with the end of our lease obligation in September 2019. We also lease approximately 9,600 square feet of office space at in Austin, Texas. We amended this lease reducing the office space to 4,600 square feet and extending the lease to May 31, 2022. We also lease approximately 3,700 square feet of office space in Minneapolis, Minnesota. This lease terminates on July 31, 2021.

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

We elected the package of practical expedients in transition for leases that commenced prior to January 1, 2019, and therefore did not reassess (i) whether any expired or existing contracts are, or contain, leases, (ii) the lease classification for any expired or existing leases, and (iii) initial direct costs for any existing leases.  We did not elect to use hindsight for transition when considering judgments and estimates such as assessments of lease options to extend, or terminate, a lease, or to purchase the underlying asset.  We have no land easements.  For all asset classes, we elected to (i) not recognize a right-of-use asset and lease liability for leases with a term of 12 months or less and (ii) not separate non-lease components from lease components, and we have accounted for combined lease and non-lease components as a single lease component.

Operating lease expense is comprised of the following:

	Year Ended December 31,
	2019	2018
Operating lease cost	$337,791	$358,244
Sublet income	(62,867)	(92,807)
Net operating lease cost	$274,924	$265,437

Maturities of lease liabilities are as follows:

Operating Leases
2020	$559,462
2021	160,871
Total lease payments	720,333
Less imputed interest	(27,967)
Total lease liabilities	692,366
Less current portion of lease liabilities	(533,371)
Long-term lease liabilities	$158,995

Employment Agreements

Effective August 1, 2019, we entered into an employment agreement with Caleb Barlow (the “Barlow Agreement”) pursuant to which he will serve as President and Chief Executive Officer and will have the duties and responsibilities as are commensurate with such positions. The initial term of the Barlow

Agreement is 36 months and will automatically renew for subsequent 12-month terms unless either party provides written notice to the other party of a desire not to renew employment.

Mr. Barlow’s base salary is $350,000. He is entitled to incentive bonus compensation that offers the potential to receive a discretionary bonus up to 100% of his base salary. For 2019 there was no bonus paid. In addition, he receives a retention bonus totaling $500,000, with $200,000 being paid on August 1, 2019, $150,000 paid on January 1, 2020 and $150,000 payable on January 2021. Mr. Barlow also received equity compensation consisting of an option to purchase up to 500,000 shares of the Company’s Common Stock, subject to vesting, and 50,000 shares of restricted stock units. The options are nonqualified, and the grant was made outside of the Company's 2011 Stock Incentive Plan. The foregoing is a summary of the Barlow Agreement, and is qualified in its entirety by reference to the full context of the agreement, which is included as Exhibit 10.1 to our Form 8-K filed with the SEC on July 16, 2019.

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

In February 2018, the Company amended the Anthony Agreement to extend the term thereof through December 31, 2020 and increased his base salary to $284,700 for 2018, and $309,700 for 2019 and 2020. Mr. Anthony was paid a bonus of $147,061 for 2018, earned a bonus of $41,841 for 2019, and his 2020 bonus will be up to 67.5% of his base salary. The foregoing summary of the Anthony Agreement is qualified in its entirety by reference to the full context of the agreement, which is found as Exhibit 10.32 to our Annual Report on Form 10-K filed with the SEC on March 30, 2016, and the amendment to the Anthony Agreement, which is found as Exhibit 10.45 to our Annual Report on Form 10-K filed with the SEC on March 28, 2018.

In January 2017, we entered into an employment agreement with Michael H. McMillan (the “McMillan Employment Agreement”), pursuant to which we employed Mr. McMillan as President and Chief Strategy Officer of the Company. The initial term of the McMillan Employment Agreement was 36 months and would automatically renew for subsequent 12-month terms unless either party provided written notice to the other party of a desire to not renew the agreement.

In February 2018, the Company amended the McMillan Employment Agreement to extend the term thereof through December 31, 2020 and increased his base salary to $334,700 for 2018, $359,700 for 2019, and the 2020 base salary to be determined by the Board of Directors at the end of the 2019 calendar year. Mr. McMillan was paid a bonus of $161,241 and $0 in 2018 and 2019, respectively.  The foregoing summary of the McMillan Employment Agreement is qualified in its entirety by reference to the full context of the agreement, which is found as Exhibit 99.6 to our Current Report on Form 8-K filed with the SEC on January 17, 2017, and the amendment to the McMillan Employment Agreement, which is found as Exhibit 10.44 to our Annual Report on Form 10-K filed with the SEC on March 28, 2018.

On July 15, 2019, Mr. McMillan notified the Board of Directors of his decision to retire from the Company effective December 31, 2019.  In connection with his planned retirement, Mr. McMillan also submitted his resignation as President and Chief Executive Officer of the Company, effective July 31, 2019. Mr. McMillan will continue to serve as a director of the Company and remained employed by the Company through his retirement date in order to assist with the transition.  Mr. Mr. McMillan was given the honorary title of President and CEO Emeritus by the Board.

(17)Concentrations

Cash Concentrations

At times, cash and cash equivalent balances held in financial institutions are in excess of federally insured limits. Management performs periodic evaluations of the relative credit standing of financial institutions and limits the amount of risk by selecting financial institutions with a strong credit standing.

Major Customers

For the year ended December 31, 2019, there was one customer that generated at least 10% of our revenues. This customer represented a total of 14% of revenues.  As of December 31, 2019, net accounts receivable due from this customer totaled approximately $140,000.

For the year ended December 31, 2018, there was one customer that generated at least 10% of our revenues. This customer represented a total of 24% of revenues.  As of December 31, 2018, net accounts receivable due from this customer totaled approximately $1,300,000.

(18)Stock Purchase Agreement – Backbone Enterprises, Inc.

On October 31, 2019, we entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Backbone Enterprises Inc., a Minnesota corporation (“Backbone”), and their stockholders, (the “Stockholders”), pursuant to which we acquired 100% of the issued and outstanding shares of Common Stock (the “Shares”) of Backbone from the Stockholders (the “Backbone Transaction”).

Pursuant to the Purchase Agreement, the aggregate purchase price paid for the Shares consisted of (i) a cash payment of $5,500,000, less certain transaction expenses (the “Cash Consideration”), (ii) the issuance of 491,804 shares of our Common Stock to the Stockholders (the “Securities Consideration”), pro rata among the Stockholders in proportion to each Stockholder’s ownership of the Shares, and an earn-out, pursuant to which the Stockholders may be entitled to an additional $4,000,000 based upon the post-closing financial performance of Backbone, to be calculated based upon revenue generated by the Backbone business during the three-year earn-out period. As of December 31, 2019, the estimated fair value of the earnout is $2,400,000. The Cash Consideration is subject to adjustment based on closing working capital of Backbone, and $1,500,000 of the Cash Consideration was placed into a third-party escrow account by us, against a portion of which we may make claims for indemnification.

The Company has performed a valuation analysis of the fair value of Backbone Enterprises, Inc.’s assets and liabilities. The following table summarizes the allocation of the purchase price as of the acquisition date (in thousands):

Cash	$27,000
Accounts receivable	831,000
Prepaid expenses and other assets	31,000
Identified intangible assets (Note 6)	2,000,000
Goodwill (Note 6)	6,976,000
Accrued compensation and benefits	(20,000)
Total allocated purchase price	$9,834,000

Pro Forma Information (Unaudited)

The following supplemental unaudited pro forma information presents the combined operating results of the Company and the acquired business during the years ended December 31, 2019 and 2018, as if the acquisition had occurred at the beginning of each of the periods presented. The pro forma information is based on the historical financial statements of the Company and that of the acquired business. Amounts are not necessarily indicative of the results that may have been attained had the combinations been in effect at the beginning of the periods presented or that may be achieved in the future.

Year Ended December 31,
	2019	2018
Pro forma revenue	$ 24,454,000	$ 24,188,000
Pro forma net income	$ 14,986,000	$ 1,585,000
Pro forma basic net income per share	$ 1.52	$ 0.16
Pro forma diluted net income per share	$ 1.50	$ 0.15

(19)Discontinued Operations

On March 20, 2019, we, along with our wholly-owned subsidiary, CTEK Solutions, Inc., entered into an Asset Purchase Agreement (together with the other related documents defined therein, the “Purchase Agreement”) with Vereco, LLC, a Delaware limited liability company (“Buyer”). Pursuant to the Purchase Agreement, we sold our assets used in the provision of our managed print services business division (the “MPS Business”), which had been primarily conducted by CTEK Solutions, Inc. Buyer also assumed certain liabilities relating to the MPS Business. The purchase price pursuant to the Purchase Agreement was $30,000,000, $5,000,000 of which was placed in escrow by Buyer, the release of which is contingent upon certain events and conditions specified in the Purchase Agreement. On June 20, 2019, a contingent event had not occurred and per the terms of the Purchase Agreement, $1,500,000 of the $5,000,000 was removed. The purchase price was subject to adjustment based on closing working capital results of the MPS Business.  The working capital adjustment reduced the cash received by $2,196,499.

The following is a summary of the transaction selling the MPS Business:

Net proceeds from the sale of the business	26,303,501
Book value of net assets disposed	(2,614,232)
Gain before provision for income taxes	23,689,269
Income tax expense	(4,197,198)
Net gain from sale of discontinued operations	$ 19,492,071

The following are the carrying amounts of assets and liabilities included as part of held for sale on the balance sheet as of December 31, 2018:

As of December 31,
2018
Accounts receivable, net	$ 5,124,270
Prepaid and other current assets	2,118,664
Supplies	1,184,474
Currents assets held for sale	$ 8,427,408

Property and equipment, net	$ 327,332
Goodwill	1,517,017
Noncurrent assets held for sale	$ 1,844,349

Accounts payable and accrued expenses	$ 5,098,179
Accrued compensation and benefits	1,225,057
Deferred revenue	888,467
Capital lease obligations current portion	87,857
Current liabilities held for sale	$ 7,299,561

Capital lease obligations noncurrent portion	$ 58,567
Noncurrent liabilities held for sale	$ 58,967

The following is a composition of the line items constituting net income from discontinued operations:

	Year Ended
	2019	2018
Net revenues	$ 12,096,885	$ 49,794,792
Cost of revenues	(10,060,414)	(39,111,403)
Sales and marketing	(201,295)	(535,087)
General and administrative expenses	(676,630)	(1,637,237)
Depreciation	(36,635)	(201,080)
Other income (expense)	(1,956)	(16,245)
Income before provision for income taxes	1,119,956	8,293,690
Income tax expense	(306,940)	(2,437,700)
Net income from discontinued operations	$ 813,016	$ 5,855,990

The following is a composition of the capital expenditures, and any significant noncash operating and investing items, including depreciation, of the discontinued operations.

Year Ended
	2019	2018
Stock compensation	$ 124,348	$ 50,170
Depreciation	$ 36,635	$ 201,080
Loss on disposition of property and equipment	$ -	$ 4,246
Capital expenditures	$ -	$ 23,082

(20)Subsequent Events

On March 26, 2020 the Company received a commitment (“Equity Commitment”) to sell up to $2,500,000 in Common Stock for operating cash needs to a current stockholder.  The term of the Equity Commitment started March 27, 2020 and expires on the earlier to occur of the date the investor purchases all $2,500,000 of shares or March 31, 2021.  The Company is not obligated to sell any shares pursuant to the Equity Commitment. The purchase price of the shares will be at a discount to the market price on the date of the purchase and will include an initial warrant along with additional warrants if and when the Company sells the shares to the investor under the Equity Commitment.  The Company is still finalizing the specific terms and definitive documents related to share purchases.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

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

As disclosed in Note 18 to the consolidated financial statements, the Company acquired 100% of the outstanding common stock of Backbone Enterprises, Inc. (“Backbone”) on October 31, 2019.  As this business was recently acquired, management has excluded this business from its assessment.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Management conducted an assessment of the effectiveness, as of December 31, 2019, of our internal control over financial reporting, based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on their assessment under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

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

As disclosed in Note 18 to the consolidated financial statements, the Company acquired 100% of the outstanding common stock of Backbone on October 31, 2019.  As this business was recently acquired, management has excluded this business from its assessment.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal controls that occurred during the last fiscal quarter of 2019 that has materially affected, or is reasonably likely to materially affect, such controls.  Backbone was acquired on October 31, 2019 and we are in the process of integrating their activities into

the Company’s internal controls over financial reporting.    Backbone represented less than 5% of revenue for the year ended December 31, 2019.

ITEM 9B.OTHER INFORMATION.

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information with respect to our executive officers and directors appearing in our Definitive Proxy Statement which is expected to be filed with the SEC on or prior to April 24, 2020 in connection with the 2020 Annual Meeting of Stockholders (“Proxy Statement”) is hereby incorporated by reference.

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

PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Documents filed as part of this report are as follows:

1. Consolidated Financial Statements:

Our Consolidated Financial Statements are listed in the “Index to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report on Form 10-K.

2. Financial Statement Schedules

All other financial statement schedules were omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

3. Exhibits Required by Item 601 of Regulation S-K:

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

2.3	Agreement and Plan of Merger, dated September 7, 2017, between Auxilio, Inc. and CynergisTek, Inc., incorporated by reference to Exhibit 2.1 to our Form 8-K filed on September 8, 2017.
3.1	Articles of Incorporation of Auxilio, Inc. as amended, incorporated by reference to Exhibit 3.1 to our Form 10-KSB filed on April 19, 2005.
3.2	Amended and Restated Bylaws of Auxilio, incorporated by reference to Exhibit 2 to our Form 10-SB filed on October 1, 1999.
3.3	First Amendment to Amended and Restated Bylaws of Auxilio, Inc. dated August 6, 2015, incorporated by reference to Exhibit 10.1 to our 10-Q filed on August 14, 2015.
3.4	Certificate of Incorporation of CynergisTek, Inc., incorporated by reference to Exhibit 3.1 to our Form 8-K filed on September 8, 2017.
3.5	Bylaws of CynergisTek, Inc., incorporated by reference to Exhibit 3.2 to our Form 8-K filed on September 8, 2017.
4.8	Description of Listed Securities.
10.1	2001 Stock Option Plan, incorporated by reference to Exhibit 4.1 to our Form S-8 filed on March 3, 2011.*
10.2.1	Form of Stock Option Agreement under Auxilio’s 2001 Stock Option Plan, incorporated by reference to Exhibit 4.6 to our Form S-8 filed on March 3, 2011.*
10.2.1	Form of 2011 Stock Option Agreement under the 2011 Stock Incentive Plan, incorporated by reference to Exhibit 4.3 to our Form S-8 filed on August 24, 2011.*
10.2.2	Form of Restricted Stock Agreement under the 2011 Stock Incentive Plan, incorporated by reference to Exhibit 4.4 to our Form S-8 filed on August 24, 2011.*
10.3	Amendment No. 1 to 2011 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to our Form 8-K/A filed on September 1, 2017.*
10.4	Amendment No. 2 to 2011 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to our Form 8-K filed on September 2, 2017.*
10.5	Warrant to Purchase Common Stock issued by the Company, to Joseph Flynn dated January 16, 2013, incorporated by reference to Exhibit 10.1 to our Form 8-K filed on January 23, 2013.
10.6	Warrant to Purchase Common Stock issued by the Company, to Paul Anthony dated January 16, 2013, incorporated by reference to Exhibit 10.2 to our Form 8-K filed on January 23, 2013.
10.7	Executive Employment Agreement, effective January 1, 2016, by and between the Company and Paul T. Anthony, incorporated by reference to Exhibit 10.32 to our Form 10-K filed on March 30, 2016.
10.8	Executive Employment Agreement, effective January 13, 2017, by and between the Company and Michael McMillan, incorporated by reference to Exhibit 99.6 to our Form 8-K filed on January 17, 2017.
10.9

Separation Agreement and Mutual Release dated March 12, 2018, among CynergisTek, Inc., CTEK Security, Inc. and Michael Hernandez, incorporated by reference to Exhibit 10.3 to our Form 8-K filed on March 13, 2018*.

10.10

Amendment to Stock Purchase Agreement dated March 12, 2018, among CynergisTek, Inc., CTEK Security, Inc. and Michael H. McMillan, incorporated by reference to Exhibit 10.4 to our Form 8-K filed on March 13, 2018.

10.11	Amended and Restated Promissory Note in favor of Michael McMillan dated March 12, 2018, incorporated by reference to Exhibit 10.5 to our Form 8-K filed on March 13, 2018.
10.12

First Amendment to Executive Employment Agreement between CynergisTek, Inc. and Michael H. McMillan dated February 10, 2018, incorporated by reference to Exhibit 10.44 to our Form 10-K filed on March 28, 2018. *

10.13

First Amendment to Executive Employment Agreement between CynergisTek, Inc. and Paul T. Anthony dated February 10, 2018, incorporated by reference to Exhibit 10.45 to our Form 10-K filed on March 28, 2018. *

10.14	Asset Purchase Agreement among CTEK Solutions, Inc., CynergisTek, Inc. and Vereco, LLC. dated as of March 20, 2019, incorporated by reference to Exhibit 10.1 to our Form 8-K filed on March 26, 2019.
10.15	Executive Employment Agreement, effective August 1, 2020, by and between CynergisTek, Inc. and Caleb Barlow, incorporated by reference to Exhibit 10.1 to our Form 8-K filed on July 16, 2019.
10.16	Stock Purchase Agreement between CynergisTek, Inc., and Backbone Enterprises Inc. dated as of October 31, 2019, incorporated by reference to Exhibit 10.1 to our Form 8-K filed on November 1, 2019.
14	Code of Business Conduct and Ethics, incorporated by reference to Exhibit 14 to our Form 10-K filed on March 28, 2017..
16.1	Letter regarding change in certifying accountants, dated February 14, 2002, incorporated by reference to Exhibit 16 to our Form 8-K filed on February 15, 2002.
16.2	Letter regarding change in certifying accountants dated December 22, 2005, incorporated by reference to Exhibit 16.1 to our Form 8-K/A filed on January 24, 2006.
21.1	Subsidiaries. †
23.1	Consent of Haskell & White LLP, Independent Registered Public Accounting Firm. †
24	Power of Attorney (included on the Signature Page).
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a). †
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a). †
32.1	Certification of CEO and CFO pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002. †
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

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

†Filed herewith.

ITEM 16.  FORM 10-K SUMMARY

Registrants may voluntarily include a summary of information required by Form 10-K under this Item 16. The Company has elected not to include such summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) with the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYNERGISTEK, INC.

By:/s/ Caleb Barlow

Caleb Barlow

Chief Executive Officer and

Principal Executive Officer

March 30, 2020

By:/s/ Paul T. Anthony

Paul T. Anthony

Chief Financial Officer and

Principal Financial Officer

March 30, 2020

POWER OF ATTORNEY AND SIGNATURES

We, the undersigned directors and officers of CynergisTek, Inc., do hereby constitute and appoint each of Caleb Barlow and Paul T. Anthony as our true and lawful attorneys-in-fact and agents with power of substitution, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorneys-in-fact and agents, or either of them, may deem necessary or advisable to enable said corporation to comply with the Securities and Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments (including post-effective amendments) hereto; and we do hereby ratify and confirm all that said attorney-in-fact and agent, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Caleb Barlow	Director, Chief Executive Officer (Principal Executive Officer and Director)	March 30, 2020
Caleb Barlow

/s/ Paul T. Anthony	Chief Financial Officer, Secretary (Principal Financial Officer and Accounting Officer)	March 30, 2020
Paul T. Anthony

/s/ John D. Abouchar	Director (Non-executive Chairman of the Board)	March 30, 2020
John D. Abouchar

/s/ Michael H. McMillan		March 30, 2020
Michael H. McMillan	Director

/s/ Judy F. Krandel		March 30, 2020
Judy F. Krandel	Director

/s/ Theresa Meadows		March 30, 2020
Theresa Meadows	Director

/s/ Mark Roberson		March 30, 2020
Mark Roberson	Director