Form 10-Q
period 2020-03-31
CYNERGISTEK, INC
filed 2020-05-14
CIK 1011432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicated by check mark whether the registrant has submitted electronically every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐Accelerated filer ☐

Non-accelerated filer ☑Smaller reporting company ☑

Emerging growth company  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Section 12b-2 of the Exchange Act).

Yes ☐ No ☑.

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $.001 par value per share	CTEK	NYSE American

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act.

The number of shares of the issuer’s common stock, $0.001 par value, outstanding as of May 14, 2020, was 10,449,164.

CYNERGISTEK, INC.

FORM 10-Q

Page

PART I – FINANCIAL INFORMATION4

ITEM 1.  FINANCIAL STATEMENTS.4

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.22

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.29

ITEM 4.  CONTROLS AND PROCEDURES.29

PART II - OTHER INFORMATION29

ITEM 1A.  RISK FACTORS.29

ITEM 6.  EXHIBITS.31

SIGNATURES32

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

CYNERGISTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2020 (unaudited)	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$3,065,728	$5,328,726
Accounts receivable	3,331,826	3,210,726
Unbilled services	617,186	539,535
Prepaid and other current assets	1,653,405	1,205,769
Income taxes receivable	456,128	-
Total current assets	9,124,273	10,284,756

Property and equipment, net	995,623	946,219
Deposits	72,486	72,486
Deferred income taxes	1,858,064	1,836,258
Intangible assets, net	8,169,691	8,585,882
Goodwill	23,983,483	23,983,483
Total assets	$44,203,620	$45,709,084
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$675,814	$638,864
Accrued compensation and benefits	453,586	1,066,770
Deferred revenue	2,087,906	1,437,859
Income taxes payable	-	31,976
Current portion of promissory note to related parties	562,500	562,500
Current portion of operating lease liabilities	580,591	533,371
Total current liabilities	4,360,397	4,271,340

Long-term liabilities:
Earnout liability	2,400,000	2,400,000
Promissory note to related parties, less current portion	562,500	703,125
Operating lease liability, less current portion	144,715	158,995
Total long-term liabilities	3,107,215	3,262,120

Commitments and contingencies

Stockholders’ equity:
Common stock, par value at $0.001, 33,333,333 shares authorized, 10,379,164 shares issued and outstanding at March 31, 2020, and 10,359,164 shares issued and outstanding at December 31, 2019	10,379	10,359
Additional paid-in capital	35,232,850	34,821,863
Retained earnings	1,492,779	3,343,402
Total stockholders’ equity	36,736,008	38,175,624
Total liabilities and stockholders’ equity	$44,203,620	$45,709,084

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYNERGISTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2020	2019
Net revenues	$5,115,827	$5,773,657
Cost of revenues	3,423,532	3,484,639
Gross profit	1,692,295	2,289,018
Operating expenses:
Sales and marketing	1,487,347	1,481,383
General and administrative expenses	2,104,844	1,653,633
Depreciation	47,600	38,985
Amortization of acquisition-related intangibles	416,191	452,734
Total operating expenses	4,055,982	3,626,735
Loss from operations	(2,363,687)	(1,337,717)
Other income (expense):
Other income	-	9
Interest income	6,068	-
Interest expense	(24,288)	(295,905)
Total other income (expense)	(18,220)	(295,896)

Loss before provision for income taxes	(2,381,907)	(1,633,613)
Income tax benefit	531,284	144,214
Net loss from continuing operations	(1,850,623)	(1,489,399)
Income from discontinued operations, including gain on sale, net of tax	-	19,036,830
Net (loss) income	$(1,850,623)	$17,547,431

Net (loss) income per share:
From continuing operations:
Basic	$(0.18)	$(0.15)
Diluted	$(0.18)	$(0.15)

From discontinued operations:
Basic	$-	$1.97
Diluted	$-	$1.92

Net (loss) income:
Basic	$(0.18)	$1.81
Diluted	$(0.18)	$1.77

Number of weighted average shares outstanding:
Basic	10,374,497	9,673,689
Diluted	10,374,497	9,931,048

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYNERGISTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2018	9,630,050	$9,630	$31,910,831	$(11,547,302)	$20,373,159
Stock compensation expense for equity awards granted to employees and directors	-	-	406,692	-	406,692
Restricted stock units exercised	70,000	70	(70)	-	-
Stock options exercised	23,015	23	2,505	-	2,528
Net income	-	-	-	17,547,431	17,547,431
Balance at March 31, 2019	9,723,065	$9,723	$32,319,958	$6,000,129	$38,329,810

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2019	10,359,164	$10,359	$34,821,863	$3,343,402	$38,175,624
Stock compensation expense for equity awards granted to employees and directors	-	-	411,007	-	411,007
Restricted stock units exercised	20,000	20	(20)	-	-
Net income	-	-	-	(1,850,623)	(1,850,623)
Balance at March 31, 2020	10,379,164	$10,379	$35,232,850	$1,492,779	$36,736,008

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYNERGISTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(1,850,623)	$17,547,431
Adjustments to reconcile net (loss) income to net cash (used for) provided by operating activities:
Depreciation	47,600	75,620
Amortization of intangible assets	416,191	452,734
Change in net deferred tax assets	(21,806)	530,847
Bad debt expense	30,000	-
Stock compensation expense for equity awards granted to employees and directors	411,007	406,692
Interest expense related to loan acquisition costs	-	85,883
Gain on sale of discontinued operations before income taxes	-	(23,839,119)
Other	(12,149)	(8,895)
Changes in operating assets and liabilities:
Accounts receivable	(151,100)	77,110
Unbilled services	(77,651)	183,057
Supplies	-	75,252
Prepaid and other current assets	(447,636)	1,316,130
Income taxes receivable	(456,128)	-
Deposits	-	8,068
Accounts payable and accrued expenses	36,950	71,861
Income taxes payable	(31,976)	5,312,805
Accrued compensation and benefits	(613,183)	(1,325,793)
Deferred revenue	650,047	170,252
Net cash (used for) provided by operating activities	(2,070,457)	1,139,935
Cash flows from investing activities:
Proceeds from sale of net assets of discontinued operations	-	24,370,254
Purchases of property and equipment	(51,912)	(40,290)
Net cash (used for) provided by investing activities	(51,912)	24,329,964
Cash flows from financing activities:
Payments on term loans	-	(15,401,786)
Payments on promissory notes to related parties	(140,625)	(4,234,375)
Payments on capital leases	(4)	(21,010)
Proceeds from issuance of common stock through stock options and warrants	-	2,528
Net cash used for financing activities	(140,629)	(19,654,643)
Net(decrease)increaseincashandcashequivalents	(2,262,998)	5,815,256
Cashandcashequivalents,beginningofperiod	5,328,726	6,571,381
Cashandcashequivalents,endofperiod	$3,065,728	$12,386,637

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYNERGISTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

	Three Months Ended March 31,
	2020	2019
Supplemental disclosure of cash flow information:
Interest paid	$25,243	$496,489
Income taxes (refunded)	$(43,739)	$(5,409)

Non-cash investing and financing activities:
Capitalized right-to-use asset resulting from an extension of an operating lease commitment	$185,454	$-
Capitalized operating lease liability resulting from an extension of an operating lease commitment	$185,454	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(UNAUDITED)

1.BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of CynergisTek, Inc. and its subsidiaries (the “Company”, “we”, “us” or “CynergisTek”) have been prepared in accordance with generally accepted accounting principles of the United States of America (“GAAP”) for interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, these financial statements do not include all of the information and notes required by GAAP for complete financial statements.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the Securities and Exchange Commission (“SEC”) on March 30, 2020.

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

Based on our integration strategies, and an analysis of how our Chief Operating Decision Makers review, manage and are compensated, we have determined that the Company operates as one segment. As described in Note 18, we sold the assets used in our managed print services business division (the “MPS Business”) on March 20, 2019. For the periods presented, all revenues were derived from domestic operations. We have performed an evaluation of subsequent events through the date of filing these unaudited condensed consolidated financial statements with the SEC.

Certain prior year balances have been reclassified to conform to current period presentation. This includes adjusting our previously issued consolidated balance sheet for the year ended December 31, 2019 to reclassify Unbilled services as its own line item in current assets from Deferred revenues in current liabilities on the balance sheet.  The consolidated statement of cash flows for the three months ended March 31, 2019 was also adjusted to reflect this change.  The reclassification did not have any impact on the consolidated statements of stockholders’ equity nor the consolidated statements of operations.  The Company analyzed the impact of the reclassification and determined that the adjustment was not material to its previously issued financial statements.

Liquidity and Capital Resources

As of March 31, 2020, our cash balance was $3.1 million, current assets minus current liabilities was positive $4.7 million and our debt and lease obligations totaled $1.0 million. The level of additional cash needed to fund operations and our ability to conduct business for the next twelve months will be influenced primarily by the following factors:

•our ability to manage our operating expenses and maintain gross margins while attracting, recruiting and retaining cybersecurity privacy professionals;

•demand for our services from healthcare providers; the near-term impact of the Coronavirus on our customers allocation of time and resources to security and privacy, and their ability to pay for existing services as well as enter into new contractual arrangements during a period of crisis;

•general economic conditions and changes in healthcare reimbursement and regulatory environment, including effects of the COVID-19 epidemic; and

•our ability to collect accounts receivable from health care customers whose operations and cash flow have been significantly impacted by COVID-19.

We have historically funded our operating costs, acquisition activities, working capital requirements and capital expenditures with cash from operations, proceeds from the issuances of our common stock and other financing arrangements. Following the sale of the MPS business in 2019, we are now a much smaller cybersecurity and privacy focused business with significantly lower debt balances and debt service obligations. However, we also have less scale over which to leverage our operating expenses and public company expenses and are currently operating in a cash flow negative position while we seek to retain our cybersecurity business during this uncertain time. For the first quarter of 2020, we reported a loss from continuing operations of $1.9 million and cash used in operating activities from continuing operations was $2.1 million.

In late 2019, a novel strain of coronavirus (COVID-19) was first detected in Wuhan, China. Following the outbreak of this virus, governments throughout the world, including in the United States of America, have quarantined certain affected regions, restricted travel and imposed significant limitations on other economic activities. Our customer base is heavily concentrated in the healthcare provider space.  This part of the healthcare industry has indicated that they are seeing significant financial losses, have started to furlough employees and are expressing uncertainty as to the short and long-term financial stability of their businesses.  Our operations team is closely monitoring the potential impact to the Company’s business, including its cash flows, customers and employees. We have heard from a number of our active customers since the outbreak began requesting relief in the form of extended payment terms, request for early termination and receivable forgiveness.  If the situation continues to impact our customers cash flow or resources available for cybersecurity and privacy projects, our cash flows, financial position and operating results for fiscal year 2020 and beyond will be negatively impacted. Neither the length of time nor the magnitude of the negative impacts can be presently determined.

There was a small financial impact in the first quarter of 2020 due to COVID-19, primarily since many of the initial economic effects of the early stages of the COVID-19 pandemic resulting from the various shelter-in-place and other social distancing orders occurred towards the end of our first quarter. The severity and duration of the COVID-19 pandemic is uncertain and such uncertainty will likely continue in the near term and we will continue to actively monitor the situation taking into account the impact to our employees, customers and partners.

At the end of 2019 and during the first quarter of 2020 we reduced staffing levels to reduce expenses.  Our operating plan for the next twelve months includes additional permanent annualized cost reduction efforts totaling approximately $1.5 million and temporary cost reductions totaling approximately $1.0-$2.0 million the precise extent of which will depend on the duration of the COVID-19 disruptions to our customers and our short-term financial performance. In addition, we received a $2.8 million loan under the Coronavirus Aid, Relief, and Economic Security Act, and we received an equity funding commitment in the amount of $2.5 million from an existing investor.  We also have the ability to further reduce personnel and other variable and semi-variable costs to conserve cash and operate as a going concern. However, those actions if required, could negatively impact the long-term outlook of the business

As we execute our plans over the next 12 months, we intend to carefully monitor the impact on our operating expenses, working capital needs and cash balances relative to the availability of cost-effective debt and equity financing. In the event that capital is not available, we may then have to scale back operations, reduce expenses, and/or curtail future plans to manage our liquidity and capital resources.   However, we cannot provide assurance that we will be able to raise additional capital. The COVID-19 pandemic could continue to create uncertainty and volatility in the financial markets which may impact our operations and our ability to access capital and/or the terms under which we can do so.

The impact of the COVID-19 pandemic on the economy and our operations is fluid and constantly evolving, we will continue to assess a variety of measures to improve our financial performance and liquidity.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In August 2018, the FASB issued an amendment to the accounting guidance on cloud computing service arrangements.  The guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal use software.  The guidance also requires an entity to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement.  The guidance was effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

In August 2018, the FASB issued a new accounting standard which modifies the disclosure requirements on fair value measurements. This guidance was effective for fiscal years beginning after December 15, 2019. The amendments related to the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively. All other amendments should be applied retrospectively. An entity was permitted to early adopt any removed or modified disclosures upon issuance of this guidance and delay adoption of the additional disclosures until their effective date. The adoption did not have a material impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued an amendment to the guidance on income taxes which is intended to simplify the accounting for income taxes.  The amendment eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of the deferred tax liabilities for outside basis differences.  The amendment also clarifies existing guidance related to the recognition of franchise tax, the evaluation of a step up in the tax basis of goodwill , and the effects of enacted changes in tax laws or rates in the effective tax rate computation, among other clarifications.  The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020.  Management is currently evaluating the impact the guidance will have on our consolidated financial statements.

In June 2016, the FASB issued an amendment to the guidance on the measurement of credit losses on financial instruments.  The amendment updates the guidance for measuring and recording credit losses on financial assets measured and amortized cost by replacing the “incurred loss” model with an “expected loss” model.  Accordingly, these financial assets will be presented at the net amount expected to be collected. The amendment also requires that credit losses related to available-for-sale debt securities be recorded as an allowance through net income rather than reducing the carrying amount under the current, other-than-temporary-impairment model.  The guidance is effective for smaller reporting companies for fiscal years beginning after December 15, 2022 including interim periods within those fiscal years.  Early adoption is permitted for annual periods after December 15, 2018.

3.ACCOUNTS RECEIVABLE

A summary of accounts receivable is as follows:

	March 31, 2020	December 31, 2019
Trade receivables	$3,361,826	$3,210,726
Allowance for doubtful accounts	(30,000)	-
Total accounts receivable, net	$3,331,826	$3,210,726

4.DEFERRED COMMISSIONS

Our incremental costs of obtaining a contract, which consist of sales commissions, are deferred and amortized over the period of contract performance. Effective January 1, 2018, we adopted the modified retrospective method of the new revenue recognition pronouncement. Deferred commissions are included in prepaid and other current assets in our consolidated balance sheets. We had $757,602 and $764,607 of unamortized deferred commissions as of March 31, 2020 and December 31, 2019, respectively. We had $165,010 and $256,553 of commissions expense for the three months ended March 31, 2020 and 2019, respectively.

5.PROPERTY AND EQUIPMENT

A summary of property and equipment follows:

	March 31, 2020	December 31, 2019
Furniture and fixtures	$195,586	$195,586
Computers and office equipment	747,469	757,251
Right of use assets	1,843,818	1,658,364
Property and equipment at cost	2,786,873	2,611,201
Less accumulated depreciation and amortization	(1,791,251)	(1,664,982)
	$995,623	$946,219

6.LEASES

We lease approximately 17,000 square feet of office space in Mission Viejo, California. This lease terminates in April of 2021. During the first quarter of 2019, we subleased this space to two subtenants. The terms of these subleases end concurrently with the end of our lease obligation in April 2021. We also leased approximately 3,600 square feet of office space in Austin, Texas. This lease terminated in September 2019. During the first quarter of 2018, we subleased this space to a subtenant. The terms of this sublease ended concurrently with the end of our lease obligation in September 2019. We also leased approximately 9,600 square feet of office space in Austin, Texas in March 2020. We amended this lease reducing the office space to 4,600 square feet and extended the lease term to May 31, 2022. We also lease approximately 3,700 square feet of office space in Minneapolis, Minnesota. This lease terminates on July 31, 2021.

We used a discount rate of 5.5% in determining our operating lease liability. This rate represented our incremental borrowing rate at that time. Short-term leases with initial terms of twelve months or less are not capitalized.

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

Right-of-use assets and liabilities are recognized based on the present value of future minimum lease payments over the expected lease term at commencement date. Certain contain extension options; however, we have not included such options as part of right-of-use assets and lease liabilities because we originally did not expect to extend the leases. We measure and record a right-of-use asset and lease liability based on the discount rate implicit in the lease, if known. In cases where the discount rate implicit in the lease is not known, we measure the right-of-use assets and lease liabilities using a discount rate equal to our estimated incremental borrowing rate for loans with similar collateral and duration.

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

Operating lease expense is comprised of the following:

	Three Months Ended March 31,
	2020	2019
Operating lease cost	$205,452	$100,460
Sublet income	(115,949)	(37,442)
Net operating lease cost	$89,503	$63,018

Maturities of lease liabilities are as follows:

Operating Leases
2020	$453,064
2021	259,367
2022	41,690
Total lease payments	754,121
Less imputed interest	(28,815)
Total lease liabilities	725,306
Less current portion of lease liabilities	(580,591)
Long-term lease liabilities	$144,715

7.INTANGIBLE ASSETS

Intangible assets are amortized over expected useful lives ranging from 1.5 to 10 years and consist of the following:

	March 31, 2020			December 31, 2019
	Carrying Amount	Accumulated Amortization and Impairment	Net Book Value	Carrying Amount	Accumulated Amortization and Impairment	Net Book Value

Acquired technology	$10,100,000	$(4,274,893)	$5,825,107	$10,100,000	$(4,054,951)	$6,045,049
Customer relationships	4,650,000	(3,306,250)	1,343,750	4,650,000	(3,212,500)	1,437,500
Trademarks	2,300,000	(1,299,167)	1,000,833	2,300,000	(1,196,667)	1,103,333
Non-compete agreements	320,000	(320,000)	-	320,000	(320,000)	-
Total	$17,370,000	$(9,200,310)	$8,169,690	$17,370,000	$(8,784,118)	$8,585,882

8.DEFERRED REVENUE

We record deferred revenues when amounts are billed to customers, or cash is received from customers, in advance of our performance. During the three months ended March 31, 2020 and 2019, $884,379 and $824,099, respectively, of managed services revenues were recognized, that were included in deferred revenue at the beginning of the respective periods. During the three months ended March 31, 2020 and 2019, $141,666 and $287,940, respectively, of consulting and professional services revenues were recognized, that were included in deferred revenue at the beginning of the respective periods.

9.LINE OF CREDIT AND TERM LOAN

On March 12, 2018, we entered into a Credit Agreement (together with the other related documents defined therein, the “Credit Agreement”) with BMO Harris Bank N.A., a national banking association (“Bank”), as lender (the “BMO Loan”).

The purposes of the BMO Loan were (1) to refinance and replace the facilities under prior credit agreement, thus terminating that agreement as of March 12, 2018, (2) to refinance $2,250,000 of a promissory note held by Michael McMillan (the “McMillan Seller Note”), (3) to finance payments to Michael Hernandez, including the full repayment of a promissory note held by Hernandez (the “Hernandez Seller Note”) in the original principal amount of $4,500,000, issued as part of the acquisition of CTEK Security, Inc., (4) to finance working capital, (5) for general corporate purposes and (6) to fund certain fees and expenses associated with the closing of the BMO Loan.

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

Interest charges associated with the BMO term loan totaled $207,903 for the three months ended March 31, 2019.

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

As part of the debt restructuring with BMO Harris Bank N.A., on March 12, 2018, the Company repaid $2,250,000 plus accrued interest on the McMillan Seller Note.  The Company and Mr. McMillan agreed to amend and restate the McMillan Seller Note pursuant an amended and restated promissory note (the “A&R McMillan Seller Note”).  The A&R McMillan Seller Note is in the principal amount of $2,250,000, bears interest at a rate of 8% per annum, provides for quarterly payments of principal and interest and matures on March 31, 2022.  As of March 31, 2020 and December 31, 2019, the outstanding principal balance due under the A&R McMillan Seller Note was $1,125,000 and $1,265,625, respectively. Amounts due and owing under the A&R McMillan Seller Note were subordinate to the right of payment due under the BMO Loan pursuant to a Subordination Agreement among the Company, the Bank and Mr. McMillan.

Interest charges associated with the Seller Notes totaled $24,288 and $35,106, respectively for the three months ended March 31, 2020 and 2019.

Pursuant to a separation agreement among the Company, CTEK Security, Inc. and Michael Hernandez (the “Separation Agreement”), in lieu of any earn-out payments due pursuant to the purchase agreement related to the acquisition of CTEK Security, Inc. (the “Original SPA”) that could be earned by Hernandez under the Original SPA, the Company agreed to pay Hernandez the amount of $3,750,000 in the form of a promissory note (the “Earn-out Note”). The Earn-out Note provided for (i) a maturity date of March 12, 2023, at which all principal and accrued and unpaid interest was due, (ii) a simple interest rate of 5% per annum commencing on January 1, 2018, and compounding annually, and (iii) the right of the Company to prepay all or any portion of the Earn-out Note without premium or penalty. On March 26, 2019, we used a portion of the proceeds from the sale of the assets of MPS Business (Note 18) to fully repay the Earn-out Note with interest of $234,293.

Interest charges associated with the Earn-out Note totaled $45,858 for the three months ended March 31, 2019.

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

Interest charges associated with the Severance Payment Note totaled $494 for the three months ended March 31, 2019.

11.REVENUES

Below is a summary of our revenues disaggregated by revenue source.

	Three Months Ended March 31,
	2020	2019
Managed services	$3,001,012	$2,809,063
Consulting and professional services	2,114,815	2,964,594
Net revenues	$5,115,827	$5,773,657

12.OPTIONS, WARRANTS AND RESTRICTED STOCK UNITS

Below is a summary of stock option, warrant and restricted stock activity during the three-month period ended March 31, 2020:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2019	723,215	$4.27
Granted	-	-
Exercised	-	-
Cancelled	(3,669)	3.29
Outstanding at March 31, 2020	719,546	$4.28	7.25	$-
Exercisable at March 31, 2020	219,546	$2.95	2.60	$-

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2019	77,779	$3.03
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding at March 31, 2020	77,779	$3.03	2.80	$-
Exercisable at March 31, 2020	77,779	$3.03	2.80	$-

Restricted Stock Units	Shares	Weighted Average Price	Weighted Average Remaining Term in Years
Non-vested at December 31, 2019	1,078,200	$3.42
Granted	30,000	3.01
Vested	(20,000)	3.12
Cancelled and forfeited	(200)	4.67
Non-vested at March 31, 2020	1,088,000	$3.75	1.88

For the three months ended March 31, 2020 and 2019, stock-based compensation expense recognized in the consolidated statements of operations as follows:

	Three Months Ended March 31,
	2020	2019
Cost of revenues	$ 79,282	$ 175,739
Sales and marketing	77,293	63,831
General and administrative expense	254,432	167,122
Total stock-based compensation expense	$ 411,007	$ 406,692

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

For the three months ended March 31, 2020, potentially dilutive securities consisted of options and warrants to purchase 797,325 shares of common stock at prices ranging from $2.28 to $4.86 per share. Of these potentially dilutive securities, 11,683 of the shares of common stock underlying the options and warrants are excluded in the computation of diluted earnings per share, because the effect of including the remaining instruments would be anti-dilutive. Also excluded from potentially dilutive securities are 60,000 shares of restricted stock units which vested in October 2019 but had not been issued by period end.

For the three months ended March 31, 2019, potentially dilutive securities consisted of options and warrants to purchase 583,865 shares of common stock at prices ranging from $2.28 to $4.05 per share. Of these potentially dilutive securities, 209,904 of the shares of common stock underlying the options and warrants are included in the computation of diluted earnings per share. Also included in potentially dilutive securities are 47,455 shares of restricted stock units which vested in March 2019 but had not been issued by period end.

	Three Months Ended March 31,
	2020	2019
Numerators:
Net loss from continuing operations	$(1,850,623)	$(1,489,399)
Net income from discontinued operations	$-	$19,036,830
Net income (loss)	$(1,850,623)	$17,547,431

Denominator:
Denominator for basic calculation weighted average shares	10,374,497	9,673,689

Dilutive common stock equivalents:
Options and warrants	-	209,904
Restricted stock units vested but not issued	-	47,455
Denominator for diluted calculation weighted average shares	10,374,497	9,931,048

Net income (loss) per share: From continuing operations
Basic net loss per share	$(0.18)	$(0.15)
Diluted net loss per share	$(0.18)	$(0.15)

From discontinued operations
Basic net income per share	$-	$1.97
Diluted net income per share	$-	$1.92

Net income (loss)
Basic net income per share	$(0.18)	$1.81
Diluted net income per share	$(0.18)	$1.77

14.REMAINING PERFORMANCE OBLIGATIONS

We had remaining performance obligations of approximately $22.6 million as of March 31, 2020. Our remaining performance obligations represent the amount of transaction price for which work has not been performed and revenue has not been recognized. When applying Topic 606, with only the non-cancelable portion of these contracts included in our performance obligations we had approximately $13.5 million as of March 31, 2020. We expect to recognize revenue on approximately 92% of the remaining non-cancelable portion of these performance obligations over the next 24 months, with the balance thereafter. We elected to utilize the practical expedient exemption to exclude from this disclosure, the amount of revenue from contracts which are not fixed-fee and where we do not have the right to invoice until the services have been performed.

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

Mr. Barlow’s base salary is $350,000. He is entitled to incentive bonus compensation that offers the potential to receive a discretionary bonus up to 100% of his base salary. For 2019 there was no discretionary bonus paid. In addition, he receives a retention bonus totaling $500,000, with $200,000 being paid on August 1, 2019, $150,000 paid on January 1, 2020 and $150,000 payable on January 2021. Mr. Barlow also received equity compensation consisting of an option to purchase up to 500,000 shares of the Company’s Common Stock, subject to vesting, and 50,000 shares of restricted stock units. The options are nonqualified, and the grant was made outside of the Company's 2011 Stock Incentive Plan. The foregoing is a summary of the Barlow Agreement, and the entire agreement is included as Exhibit 10.1 to our Form 8-K filed with the SEC on July 16, 2019.

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

In February 2018, the Company amended the Anthony Agreement to extend the term thereof through December 31, 2020 and increased his base salary to $309,700 for 2019 and 2020. Mr. Anthony was paid a bonus of $41,841 for 2019, and his 2020 bonus will be up to 67.5% of his base salary. The entire Anthony Agreement is found as Exhibit 10.32 to our Annual Report on Form 10-K filed with the SEC on March 30, 2016, and the amendment to the Anthony Agreement, can be found as Exhibit 10.45 to our Annual Report on Form 10-K filed with the SEC on March 28, 2018.

Michael H. McMillan

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

Major Customers

Our largest customer accounted for approximately 12% and 25% of our revenues for the three months ended March 31, 2020 and 2019, respectively. Our largest customer had accounts receivable totaling approximately $693,000 and $342,000 as of March 31, 2020 and December 31, 2019, respectively.

17.STOCK PURCHASE AGREEMENT – BACKBONE ENTERPRISES

On October 31, 2019, we entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Backbone Enterprises Inc., a Minnesota corporation (“Backbone”), and its stockholders, (the “Stockholders”), pursuant to which we acquired 100% of the issued and outstanding shares of Common Stock (the “Shares”) of Backbone from the Stockholders (the “Backbone Transaction”).

Pursuant to the Purchase Agreement, the aggregate purchase price paid for the Shares consisted of (i) a cash payment of $5,500,000, less certain transaction expenses (the “Cash Consideration”), (ii) the issuance of 491,804 shares of our Common Stock to the Stockholders (the “Securities Consideration”), pro rata among the Stockholders in proportion to each Stockholder’s ownership of the Shares, and (iii) an earn-out, pursuant to which the Stockholders may be entitled to an additional $4,000,000 based upon the post-closing financial performance of Backbone, to be calculated based upon revenue generated by the Backbone business during the three-year earn-out period. As of March 31, 2020, the estimated fair value of the earnout is $2,400,000. The Cash Consideration was subject to adjustment based on closing working capital of Backbone, and $1,500,000 of the Cash Consideration was placed into a third-party escrow account by us, against a portion of which we may make claims for indemnification.

The Company performed a valuation analysis of the fair value of Backbone’s assets and liabilities. The following table summarizes the allocation of the purchase price as of the acquisition date:

Cash	$27,000
Accounts receivable	831,000
Prepaid expenses and other assets	31,000
Identified intangible assets	2,000,000
Goodwill	6,976,000
Accrued compensation and benefits	(20,000)
Total allocated purchase price	$9,834,000

Pro Forma Information (Unaudited)

The following supplemental unaudited pro forma information presents the combined operating results of the Company and the acquired business during the three months ended March 31, 2019, as if the acquisition had occurred at the beginning of each of the periods presented. The pro forma information is based on the historical financial statements of the Company and that of the acquired business. Amounts are not necessarily indicative of the results that may have been attained had the combinations been in effect at the beginning of the periods presented or that may be achieved in the future.

Pro forma revenue	$6,618,000
Pro forma net loss from continuing operations	$(1,458,000)
Pro forma basic net loss per share	$(0.14)
Pro forma diluted net loss per share	$(0.14)

18.DISCONTINUED OPERATIONS

On March 20, 2019, we, along with our wholly-owned subsidiary, CTEK Solutions, Inc., entered into an Asset Purchase Agreement (together with the other related documents defined therein, the “Purchase Agreement”) with Vereco, LLC, a Delaware limited liability company (“Buyer”). Pursuant to the Purchase Agreement, we sold our assets used in the provision of our managed print services business division (the “MPS Business”), which had been primarily conducted by CTEK Solutions, Inc. Buyer also assumed certain liabilities relating to the MPS Business. The purchase price pursuant to the Purchase Agreement was $30,000,000, $5,000,000 of which was placed in escrow by Buyer, the release of which was contingent upon certain events and conditions specified in the Purchase Agreement. On June 20, 2019, a contingent event had not occurred and per the terms of the Purchase Agreement, $1,500,000 of the $5,000,000 was removed. The purchase price was also subject to adjustment based on closing working capital results of the MPS Business.  This subsequent working capital adjustment, together with the escrow amount, increased the cash received by $1,933,247.

The following is the summary of the transaction selling the MPS Business that was finalized in October 2019:

Net proceeds from the sale of the business	$26,303,501
Book value of net assets disposed	(2,614,232)
Gain before provision for income taxes	23,689,269
Income tax expense	(4,197,198)
Net gain from sale of discontinued operations	$19,492,071

The following is a composition of the line items constituting net income from discontinued operations for the three months ended March 31, 2019:

Net revenues	$12,096,885
Cost of revenues	(10,060,414)
Sales and marketing	(126,314)
General and administrative expenses	(691,398)
Depreciation	(36,635)
Interest expense	(1,956)
Income before provision for income taxes	1,180,168
Income tax expense	(306,940)
Net income from discontinued operations	$873,228

The following is a composition of any significant noncash operating and investing items, including depreciation, of the discontinued operations for the three months ended March 31, 2019:

Depreciation	$36,635
Stock compensation	$124,348

19.SUBSEQUENT EVENTS

Securities Purchase Agreement

On April 3, 2020, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Horton Capital Management, LLC, a Delaware limited liability company (“Purchaser”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, Purchaser is committed to purchase up to an aggregate of $2,500,000 of shares of the Company’s common stock (the “Purchase Shares”) over the term of the Purchase Agreement, which terminates on March 31, 2021. Upon signing the Purchase Agreement, the Company issued Purchaser a warrant to purchase up to 500,000 shares of common stock (the “Initial Warrant”) in consideration of Purchaser’s obligation to purchase the Purchase Shares, at an exercise price of $2.50 per share, subject to certain anti-dilution adjustments as set forth in the Initial Warrant.  Purchaser and its affiliates are current stockholders of the Company and, prior to the date of the Purchase Agreement, based solely on a Schedule 13D filing dated February 14, 2020, owned approximately 9.1% of the Company’s outstanding shares of common stock.

Details regarding the Purchase Agreement, the Registration Rights Agreement, the Initial Warrant and the Funding Warrant can be found in our 8-K filed on April 7, 2020.

Paycheck Protection Program

On April 20, 2020,  CynergisTek, Inc., a Delaware corporation (the “Company”), as borrower, received $2,825,500 in loan funding from the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”), established pursuant to the recently enacted Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”).  The unsecured loan (the “Loan”) is evidenced by a promissory note issued by the Company (the “Note”) in favor of BMO Harris Bank N.A., a national banking association, as lender.

The Company plans to use the Loan proceeds to cover payroll costs, rent and utilities in accordance with the relevant terms and conditions of the CARES Act.

Under the terms of the Note and the Loan, interest accrues on the outstanding principal at the rate of 1.0% per annum. The term of the Note is two years, unless sooner provided in connection with an event of default under the Note. To the extent the Loan amount is not forgiven under the PPP, the Company is obligated to make equal monthly payments of principal and interest, beginning seven months from the date of the Note, until the maturity date.  Details regarding the Note can be found in our 8-K filed on April 20, 2020.

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

Readers should carefully review the risk factors described in other documents we file from time to time with the SEC, including our Form 10-K for the fiscal year ended December 31, 2019.  You should interpret many of the risks identified in these reports as being heightened as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic. Our filings with the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those filings, pursuant to Sections 13(a) and 15(d) of the Exchange Act, are available free of charge at www.CynergisTek.com, when such reports are available via the EDGAR system maintained by the SEC at www.sec.gov.

OVERVIEW

We are engaged in the business of providing IT or cybersecurity services, privacy and compliance services to the healthcare and other industries.  Our business is operated throughout the United States.

We support the United States healthcare market to help organizations identify and protect against the ever-changing cyber threat factors, develop and mature their information security and privacy programs aligned to the NIST Cybersecurity Framework and comply with regulations and standards including the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), Health Information Technology for Economic and Clinical Health Act (“HITECH”) Breach Notification Rule, Federal Trade Commission consumer protection guidelines and state privacy standards.

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

Our services are categorized into four groups which are: assessment and audit, technical testing, program development and remediation, and monitoring and advisory services. These services are delivered as recurring managed services under long-term contracts or under shorter duration consulting or professional services engagements.

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

Prior to March 20, 2019, we provided document solutions to the healthcare industry.  See Note 18 to the condensed consolidated financial statements regarding discontinued operations.

Our common stock currently trades on the NYSE American under the stock symbol “CTEK”.

Where appropriate, references to “CynergisTek,” the “Company,” “we,” “us” or “our” include CynergisTek, Inc., a Delaware corporation and its wholly-owned subsidiaries, CTEK Solutions, Inc., a California corporation, CTEK Security, Inc., a Texas corporation, Delphiis, Inc., a California corporation, Backbone Enterprises, Inc., a Minnesota corporation and Redspin.

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

Managed Services

Managed services contracts are typically long-term contracts lasting three years.  Revenue is earned monthly during the term of the contract, as services are provided at a fixed fee and is recognized ratably over the contract term beginning on the commencement date of the contract. Revenue related to managed services provided is recognized based on the customer utilization of such resources, which management estimates to occur ratably over the customer contract term.

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

Accounts Receivable Valuation and Related Reserves

We estimate the losses that may result from that portion of our accounts receivable that may not be collectible as a result of the inability of our customers to make required payments.  Management specifically analyzes customer concentration, customer creditworthiness, current economic trends, COVID-19 developments and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.  We review past due accounts on a monthly basis and record an allowance for doubtful accounts where we deem appropriate.

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

Reference is made to our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on March 30, 2020, for additional discussion of our critical accounting policies.

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2020, Compared to the Three Months Ended March 31, 2019

Revenue

Revenue decreased approximately $0.7 million to $5.1 million for the three months ended March 31, 2020, as compared to the same period in 2019. Managed Services revenue increased 7% from sales of our newer managed services offerings.  Consulting and professional services decreased $0.8 million primarily due to lower revenue from two customers who had large non-recurring remediation contracts that completed most of the work in Q1 last year.  This was offset by $1.1 million in revenues from the addition of the Backbone business.

Cost of Revenue

Cost of revenue consists primarily of salaries and related expenses of direct labor and indirect support staff.  Cost of revenue was comparable at $3.4 million for the three months ended March 31, 2020, as compared to $3.5 million for the same period in 2019. We incurred approximately $0.6 million less in salaries and related costs, due to the lower revenue from consulting and professional services offset by the increase in labor costs associated with Backbone.

Gross margin was 33% of revenue for the three months ended March 31, 2020, and 40% for the same period in 2019. Although we saw a reduction in labor costs due to the reduction in legacy CynergisTek consulting and professional services, we did see an increase in labor costs as a % of revenue due to additional cost of attracting and retaining talented cyber security employees and costs associated with new managed services. These increased expenses, coupled with continued lower revenue in legacy CynergisTek consulting and professional services revenue, negatively impacted gross margins.  We are taking actions to reduce expenses to restore margins and better position the Company for the current challenging economic environment and uncertainties in the health care market related to COVID-19.

Sales and Marketing

Sales and marketing expenses include salaries, commissions and expenses for sales and marketing personnel, travel and entertainment, and other selling and marketing costs. Sales and marketing expenses were flat at $1.5 million for the three months ended March 31, 2020 and 2019.

General and Administrative

General and administrative expenses include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses and other administrative costs. General and administrative expenses increased $0.4 million to $2.1 million for the three months ended March 31, 2020 compared to $1.7 million for the three months ended March 31, 2019. The increase is due to $0.1 million in additional stock-based compensation, $0.1 million in additional costs for Backbone and $0.2 million in additional costs related to strategic advisory services and recruiting costs. We are taking actions to reduce expenses to restore operating margins and better position the Company for the current challenging economic environment and uncertainties in the health care market related to COVID-19

Depreciation

Depreciation expense was $47,600 for the three months ended March 31, 2020, as compared to $38,985 for the same period in 2019.

Amortization of Acquisition-Related Intangibles

Amortization of acquisition-related intangibles was $0.4 million for the three months ended March 31, 2020 compared to $0.5 million for the three months ended March 31, 2019. Amortization expense decreased over the comparable periods as a portion of the intangible assets are now fully amortized.

Other Income (Expense)

Net interest expense for the three months ended March 31, 2020 was $18,220, compared to $0.3 million for the same period in 2019. The decrease was due to a lower outstanding debt balance after the payoff of the term loan and paydown of the promissory notes from the proceeds of the sale of the managed print services business.

Income Tax Benefit

Income tax benefit for the three months ended March 31, 2020 was $0.5 million, compared to income tax benefit of $0.1 million for the same period in 2019. These amounts were based on estimated annual income tax rates we anticipate for the year.

CARES Act

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted and signed into law. Provisions of the CARES Act were considered in computing the Company’s income tax provision for the first quarter of 2020, or the period of enactment. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company is currently evaluating the impact of the CARES Act. The CARES Act also contains modifications on the limitation of business interest for tax years beginning in 2019 and 2020. The modifications to Section 163(j) increase the allowable business interest deduction from 30% of adjusted taxable income to 50% of adjusted taxable income. The change in the interest expense limitation pursuant to the CARES Act is not expected to have a material impact to the Company during 2020.

Income from Discontinued Operations, Including Gain on Sale, Net of Tax

On March 20, 2019, we sold the net assets of our MPS business. The gain on the sale of this business together with the earnings from these discontinued operations totaled $19.0 million for the three months ending March 31, 2019. The final adjustment reflects the finalization of the working capital adjustment recognized subsequent to March 31, 2019 resulting in a final net gain from sale of discontinued operations of $19.5 million.

Liquidity and Capital Resources

As of March 31, 2020, our cash balance was $3.1 million, current assets minus current liabilities was positive $4.7 million and our debt and lease obligations totaled $1.0 million. The level of additional cash needed to fund operations and our ability to conduct business for the next twelve months will be influenced primarily by the following factors:

•our ability to manage our operating expenses and maintain gross margins while attracting, recruiting and retaining cybersecurity privacy professionals;

•demand for our services from healthcare providers; the near-term impact of the Coronavirus on our customers allocation of time and resources to security and privacy, and their ability to pay for existing services as well as enter into new contractual arrangements during a period of crisis;

•general economic conditions and changes in healthcare reimbursement and regulatory environment, including effects of the COVID-19 epidemic; and

•our ability to collect accounts receivable from health care customers whose operations and cash flow have been significantly impacted by COVID-19.

We have historically funded our operating costs, acquisition activities, working capital requirements and capital expenditures with cash from operations, proceeds from the issuances of our common stock and other financing arrangements. Following the sale of the MPS business in 2019, we are now a much smaller cybersecurity and privacy focused business with significantly lower debt balances and debt service obligations. However, we also have less scale over which to leverage our operating expenses and public company expenses and are currently operating in a cash flow negative position while we seek to retain our cybersecurity business during this uncertain time. For the first quarter of 2020, we reported a loss from continuing operations of $1.9 million and cash used in operating activities from continuing operations was $2.1 million.

In late 2019, a novel strain of coronavirus (COVID-19) was first detected in Wuhan, China. Following the outbreak of this virus, governments throughout the world, including in the United States of America, have quarantined certain affected regions, restricted travel and imposed significant limitations on other economic activities. Our customer base is heavily concentrated in the healthcare provider space.  This part of the healthcare industry has indicated that they are seeing significant financial losses, have started to furlough employees and are expressing uncertainty as to the short and long-term financial stability of their businesses.  Our operations team is closely monitoring the potential impact to the Company’s business, including its cash flows, customers and employees. We have heard from a number of our active managed services customers since the outbreak began requesting relief in the form of extended payment terms, request for early termination and receivable forgiveness.  If the situation continues to impact our customers cash flow or resources available for cybersecurity and privacy projects, our cash flows, financial position and operating results for fiscal year 2020 and beyond will be negatively impacted. Neither the length of time nor the magnitude of the negative impacts can be presently determined.

We experienced a small financial impact in the first quarter of 2020 due to COVID-19, primarily since many of the initial economic effects of the early stages of the COVID-19 pandemic resulting from the various shelter-in-place and other social distancing orders occurred towards the end of our first quarter. The severity and duration of the COVID-19 pandemic is uncertain and such uncertainty will likely continue in the near term and we will continue to actively monitor the situation taking into account the impact to our employees, customers and partners.

At the end of 2019 and during the first quarter of 2020 we reduced staffing levels to reduce expenses.  Our operating plan for the next twelve months includes additional permanent annualized cost reduction efforts totaling approximately $1.5 million and temporary cost reductions totaling approximately $1.0-$2.0 million the precise extent of which will depend on the duration of the COVID-19 disruptions to our customers and our short-term financial performance. In addition, we received a $2.8 million loan under the Coronavirus Aid, Relief, and Economic Security Act, and we received an equity funding commitment in the amount of $2.5 million from an existing investor.  We also have the ability to further reduce personnel and other variable and semi-variable costs to conserve cash and operate as a going concern. However, those actions if required, could negatively impact the long-term outlook of the business.

As we execute our plans over the next 12 months, we intend to carefully monitor the impact on our operating expenses, working capital needs and cash balances relative to the availability of cost-effective debt and equity financing. In the event that capital is not available, we may have to further scale back operations, reduce expenses, and/or curtail future plans to manage our liquidity and capital resources.   However, we cannot provide assurance that we will be able to raise additional capital. The COVID-19 pandemic could continue to create uncertainty and volatility in the financial markets which may impact our operations and our ability to access capital and/or the terms under which we can do so.

The impact of the COVID-19 pandemic on the economy and our operations is fluid and constantly evolving, we will continue to assess a variety of measures to improve our financial performance and liquidity.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2020, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

As of March 31, 2020, expected future cash payments related to contractual obligations and commercial commitments were as follows:

Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Promissory notes	$1,227,466	$635,733	$590,733	$-	$-
Operating leases	754,121	604,151	149,970	-	-
Total	$1,980,587	$1,239,884	$740,703	$-	$-

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

PART II - OTHER INFORMATION

ITEM 1A.  RISK FACTORS.

The following is an update to the risk facts set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 30, 2020 (the “2019 Form 10-K”),  Other than the following update, as of the date of this filing, there have been no material changes to the Risk Factors included in our 2019 Form 10-K.  The Risk Factors set forth in the 2019 Form 10-K should be read carefully in connection with evaluating our business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q.  Any of the risks described in the 2019 Form 10-K could materially adversely affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made.  These are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

COVID-19, the governmental reaction to COVID-19, and the resulting adverse economic conditions, have negatively impacted our business and will have an even greater material adverse impact on our business, financial condition, liquidity, and results of operations.

The COVID-19 outbreak has been categorized as a pandemic by the World Health Organization. The negative impact on the global economy of the COVID-19 pandemic and related governmental responses have been wide-ranging and multi-faceted. These impacts have caused historically steep and rapid declines in economic activity in the markets where we operate, disruptions in global supply chains, travel restrictions and concern that credit markets and companies will not remain liquid.

COVID-19 has caused significant negative impacts on our operations and stock price. The operations of our customers, who are concentrated in the healthcare industry, have been severely disrupted, and could further decline, thereby increasing the likelihood that our customers continue to delay or cancel current contracts, reduce orders for our services in the future, have difficulty paying for services provided, or cease operations altogether.

Further deteriorations in economic conditions, as a result of the COVID-19 pandemic or otherwise, may lead to a prolonged decline in demand for our services and negatively impact our business.

The extent to which COVID-19 ultimately adversely impacts our business depends on future developments, which are highly uncertain and unpredictable, including new information concerning the severity of the outbreak and the effectiveness of actions globally to contain or mitigate its effects. While this matter has, and we expect it to continue to, negatively impact our results of operations, cash flows and financial position, the current level of uncertainty over the economic and operational impacts of COVID-19 means the related financial impact is difficult to estimate at this time. In addition, we cannot assure you that actions we take to reduce costs or otherwise change our operations will address the issues we face with clients, employees or our results of operations.

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

CYNERGISTEK, INC.

Date:  May 14, 2020By:  /s/  Caleb Barlow

Caleb Barlow
Chief Executive Officer
(Principal Executive Officer)

Date:  May 14, 2020By:  /s/  Paul T. Anthony

Paul T. Anthony
Chief Financial Officer
(Principal Accounting Officer)