Form 10-Q
period 2020-06-30
CYNERGISTEK, INC
filed 2020-08-13
CIK 1011432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

The number of shares of the issuer’s common stock, $0.001 par value, outstanding as of August 12, 2020, was 10,597,024.

CYNERGISTEK, INC.

FORM 10-Q

TABLE OF CONTENTS

Page

Table of Contents

PART I – FINANCIAL INFORMATION4

ITEM 1.  FINANCIAL STATEMENTS.4

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.24

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.33

ITEM 4.  CONTROLS AND PROCEDURES.33

PART II - OTHER INFORMATION33

ITEM 1A.  RISK FACTORS.33

ITEM 6.  EXHIBITS.34

SIGNATURES35

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

CYNERGISTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2020 (unaudited)	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$ 5,407,443	$ 5,328,726
Accounts receivable	1,962,597	3,210,726
Unbilled services	699,173	539,535
Prepaid and other current assets	1,826,129	1,205,769
Income taxes receivable	1,082,010	-
Total current assets	10,977,352	10,284,756

Property and equipment, net	853,622	946,219
Deposits	64,586	72,486
Deferred income taxes	1,918,508	1,836,258
Intangible assets, net	7,753,500	8,585,882
Goodwill	23,983,483	23,983,483
Total assets	$ 45,551,051	$ 45,709,084
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 1,186,567	$ 638,864
Accrued compensation and benefits	500,523	1,066,770
Deferred revenue	1,800,416	1,437,859
Income taxes payable	-	31,976
Current portion of promissory note to related parties	562,500	562,500
Current portion of Paycheck Protection Program loan	1,241,530	-
Current portion of operating lease	482,995	533,371
Total current liabilities	5,774,531	4,271,340

Long-term liabilities:
Earnout liability	2,400,000	2,400,000
Promissory note to related parties, less current portion	421,875	703,125
Paycheck Protection Program loan, less current portion	1,583,970	-
Operating lease, less current portion	93,063	158,995
Total long-term liabilities	4,498,908	3,262,120

Commitments and contingencies

Stockholders’ equity:
Common stock, par value at $0.001, 33,333,333 shares authorized, 10,597,024 shares issued and outstanding at June 30, 2020, and 10,359,164 shares issued and outstanding at December 31, 2019	10,596	10,359
Additional paid-in capital	36,228,898	34,821,863
(Accumulated deficit) Retained earnings	(961,882)	3,343,402
Total stockholders’ equity	35,277,612	38,175,624
Total liabilities and stockholders’ equity	$ 45,551,051	$ 45,709,084

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYNERGISTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net revenues	$ 4,557,571	$ 5,057,460	$ 9,673,398	$ 10,831,117
Cost of revenues	3,346,497	2,963,636	6,770,028	6,448,275
Gross profit	1,211,074	2,093,824	2,903,370	4,382,842
Operating expenses:
Sales and marketing	1,677,484	1,335,732	3,164,831	2,817,115
General and administrative	1,796,488	1,465,144	3,901,332	3,118,777
Depreciation	45,772	49,115	93,372	88,100
Amortization of acquisition-related intangibles	416,191	452,734	832,382	905,468
Finance cost for equity commitment	390,000	-	390,000	-
Total operating expenses	4,325,935	3,302,725	8,381,917	6,929,460
Loss from operations	(3,114,861)	(1,208,901)	(5,478,547)	(2,546,618)
Other income (expense):
Other income	-	17	-	26
Interest income	1,608	16,638	7,675	16,638
Interest expense	(27,320)	(113,545)	(51,607)	(409,450)
Total other income (expense)	(25,712)	(96,890)	(43,932)	(392,786)

Loss before provision for income taxes	(3,140,573)	(1,305,791)	(5,522,479)	(2,939,404)
Income tax benefit	685,912	366,524	1,217,195	510,738
Net loss from continuing operations	(2,454,661)	(939,267)	(4,305,284)	(2,428,666)
(Loss) income from discontinued operations, including gain on sale, net of tax	-	(152,181)	-	18,884,649
Net (loss) income	$ (2,454,661)	$ (1,091,448)	$ (4,305,284)	$ 16,455,983

Net (loss) income per share:
From continuing operations:
Basic	$ (0.23)	$ (0.10)	$ (0.41)	$ (0.25)
Diluted	$ (0.23)	$ (0.10)	$ (0.41)	$ (0.25)

From discontinued operations:
Basic	$ -	$ (0.02)	$ -	$ 1.94
Diluted	$ -	$ (0.02)	$ -	$ 1.91

Net (loss) income:
Basic	$ (0.23)	$ (0.11)	$ (0.41)	$ 1.69
Diluted	$ (0.23)	$ (0.11)	$ (0.41)	$ 1.66

Number of weighted average shares outstanding:
Basic	10,495,700	9,791,744	10,432,443	9,732,991
Diluted	10,495,700	9,791,744	10,432,443	9,911,140

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYNERGISTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2020

(UNAUDITED)

			Additional	Accumulated	Total
	Common Stock		Paid-in	Earnings	Stockholders’
	Shares	Amount	Capital	(Deficit)	Equity
Balance at December 31, 2019	10,359,164	$ 10,359	$ 34,821,863	$ 3,343,402	$ 38,175,624
Stock compensation expense for equity awards granted to employees and directors	-	-	411,007	-	411,007
Restricted stock units exercised	20,000	20	(20)	-	-
Net loss	-	-	-	(1,850,623)	(1,850,623)
Balance at March 31, 2020	10,379,164	10,379	35,232,850	1,492,779	36,736,008
Stock compensation expense for equity awards granted to employees and directors	-	-	606,265	-	606,265
Finance cost for equity commitment	-	-	390,000	-	390,000
Restricted stock units exercised	217,860	217	(217)	-	-
Net loss	-	-	-	(2,454,661)	(2,454,661)
Balance at June 30, 2020	10,597,024	$ 10,596	$ 36,228,898	$ (961,882)	$ 35,277,612

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYNERGISTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2019

(UNAUDITED)

			Additional	Accumulated	Total
	Common Stock		Paid-in	(Deficit)	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2018	9,630,050	$ 9,630	$ 31,910,831	$ (11,547,302)	$ 20,373,159
Stock compensation expense for equity awards granted to employees and directors	-	-	406,692	-	406,692
Restricted stock units exercised	70,000	70	(70)	-	-
Stock options exercised	23,015	23	2,505	-	2,528
Net income	-	-	-	17,547,431	17,547,431
Balance at March 31, 2019	9,723,065	9,723	32,319,958	6,000,129	38,329,810
Stock compensation expense for equity awards granted to employees and directors	-	- -	281,162	-	281,162
Restricted stock units exercised	47,455	47	(47)	-	-
Stock options exercised	24,627	25	8,928	-	8,953
Net loss	-	-	-	(1,091,448)	(1,091,448)
Balance at June 30, 2019	9,795,147	$ 9,795	$ 32,610,001	$ 4,908,681	$ 37,528,477

The accompanying notes are an integral part of these condensed consolidated financial statements

.

CYNERGISTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$ (4,305,284)	$ 16,455,983
Adjustments to reconcile net (loss) income to net cash used for operating activities:
Depreciation	93,372	124,735
Amortization of intangible assets	832,382	905,468
Change in net deferred tax assets	(82,250)	530,847
Bad debt expense	56,489	-
Stock compensation expense for equity awards granted to employees and directors	1,017,272	687,854
Finance cost for equity commitment	390,000	-
Interest expense related to loan acquisition costs	-	85,883
Gain on sale of discontinued operations before income taxes	-	(23,839,119)
Other	(24,297)	-
Changes in operating assets and liabilities:
Accounts receivable	1,191,640	(625,796)
Unbilled services	(159,638)	209,898
Supplies	-	75,252
Prepaid and other current assets	(620,360)	1,568,537
Income taxes receivable	(1,082,010)	-
Deposits	7,900	8,068
Accounts payable and accrued expenses	547,703	101,015
Income taxes payable	(31,976)	4,725,233
Accrued compensation and benefits	(566,247)	(1,725,230)
Deferred revenue	362,557	529,810
Net cash used for operating activities	(2,372,747)	(181,562)
Cash flows from investing activities:
Proceeds from sale of net assets of discontinued operations	-	24,370,254
Purchases of property and equipment	(92,782)	(127,705)
Net cash (used for) provided by investing activities	(92,782)	24,242,549
Cash flows from financing activities:
Proceeds from Paycheck Protection Program loan	2,825,500	-
Payments on term loans	-	(15,401,786)
Payments on promissory notes to related parties	(281,250)	(4,375,000)
Payments on capital leases	(4)	(21,599)
Proceeds from issuance of common stock through stock options and warrants	-	11,481
Net cash provided by (used for) financing activities	2,544,246	(19,786,904)
Net increase in cash and cash equivalents	78,717	4,274,083
Cash and cash equivalents, beginning of period	5,328,726	6,571,381
Cash and cash equivalents, end of period	$ 5,407,443	$ 10,845,464

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYNERGISTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

Six Months Ended June 30,
	2020	2019
Supplemental disclosure of cash flow information:
Interest paid	$ 50,928	$ 588,397
Income taxes (refunded) paid	$ (20,957)	$ 122,741

Non-cash investing and financing activities:
Capitalized right-to-use asset resulting from an extension of an operating lease commitment	$ 185,454	$ -
Capitalized operating lease liability resulting from an extension of an operating lease commitment	$ 185,454	$ -

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2020 AND 2019

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

Certain prior year balances have been reclassified to conform to current period presentation. This includes adjusting our previously issued consolidated balance sheet for the year ended December 31, 2019 to gross up and reclassify unbilled services to a separate line item in current assets from deferred revenues in current liabilities on the consolidated balance sheet.  The consolidated statement of cash flows for the six months ended June 30, 2019 was also reclassed to reflect this change.  The reclassification did not have any impact on the consolidated statements of stockholders’ equity nor the consolidated statements of operations.  The Company analyzed the impact of the reclassification and determined that the adjustment was not material to its previously issued consolidated financial statements.

Liquidity and Capital Resources

As of June 30, 2020, our cash balance was $5.4 million, current assets minus current liabilities was positive $5.2 million and our debt and lease obligations totaled $4.4 million. This includes $2.8 million of debt related to the Paycheck Protection Program loan that we anticipate will be partially forgiven as described in Note 9. The level of additional cash needed to fund operations and our ability to conduct business for the next twelve months will be influenced primarily by the following factors:

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

We have historically funded our operating costs, acquisition activities, working capital requirements and capital expenditures with cash from operations, proceeds from the issuances of our common stock and other financing arrangements. Following the sale of the MPS Business in 2019, we are now a much smaller cybersecurity and privacy focused business with significantly lower debt balances and debt service obligations. However, we also have less scale over which to leverage our operating expenses and public company expenses and are currently operating in a cash flow negative position while we seek to maintain and grow our cybersecurity business during this uncertain time. For the three months ended June 30, 2020, we reported a loss from continuing operations of $1.3 million, after excluding depreciation, amortization of intangibles, finance cost for equity commitment, reduction-in force costs and stock-based compensation of $1.8 million. Cash used in operating activities was $2.4 million for the 6 months ended June 30, 2020.

In late 2019, a novel strain of coronavirus (COVID-19) was first detected in Wuhan, China. Following the outbreak of this virus, governments throughout the world, including in the United States of America, have quarantined certain affected regions, restricted travel and imposed significant limitations on other economic activities. Our customer base is heavily concentrated in the healthcare provider space.  This part of the healthcare industry has indicated that they are seeing significant financial losses, have furloughed employees and are expressing uncertainty as to the short and long-term financial stability of their businesses.  Our operations team is closely monitoring the potential impact to the Company’s business, including its cash flows, customers and employees. We have heard and are working with a number of our active customers since the outbreak began providing relief in the form of extended payment terms and other contractual restructurings.  If the situation continues to impact our customers cash flow or resources available for cybersecurity and privacy projects, our cash flows, financial position and operating results for fiscal year 2020 and beyond will be negatively impacted. Neither the length of time nor the full magnitude of the negative impacts can be presently determined.

We did experience a negative financial impact in the second quarter of 2020 due to COVID-19, primarily since many of the initial economic effects of the early stages of the COVID-19 pandemic resulting from the various shelter-in-place and other social distancing orders occurred towards the end of our first quarter. The severity and duration of the COVID-19 pandemic is uncertain and such uncertainty will likely continue in the near term and we will continue to actively monitor the situation taking into account the impact to our employees, customers and partners.

At the end of 2019 and during the first half of 2020 we reduced staffing levels to reduce expenses.  Our operating plan for the next twelve months includes permanent annualized cost reduction efforts totaling approximately $3.3 million and temporary cost reductions totaling approximately $2.0-$3.0 million the precise extent of which will depend on the duration of the COVID-19 disruptions to our customers and our short-term financial performance. In addition, we received a $2.8 million loan under the Coronavirus Aid, Relief, and Economic Security Act, a portion of which we anticipate will be forgiven, and we have an equity funding commitment in the amount of $2.5 million from an existing investor.  We could further reduce personnel and other variable and semi-variable costs to conserve cash and operate as a going concern. However, those actions if required, could negatively impact the long-term outlook of the business.

We believe that our existing sources of liquidity, including cash and cash equivalents, the equity commitment from Horton, future operating cash flows, and other assets will be sufficient to meet our projected capital needs for at least the next twelve months. As we execute our plans over the next 12 months, we intend to carefully monitor the impact on our operating expenses, working capital needs and cash balances relative to the availability of cost-effective debt and equity financing. In the event that capital is not available, we may then have to scale back operations, reduce expenses, and/or curtail future plans to manage our liquidity and capital resources.   However, we cannot provide

assurance that we will be able to raise additional capital. The COVID-19 pandemic will likely continue to create uncertainty and volatility in the financial markets which may impact our operations and our ability to access capital and/or the terms under which we can do so.

The impact of the COVID-19 pandemic on the economy and our operations is fluid and constantly evolving, we will continue to assess a variety of measures to improve our financial performance and liquidity.

The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued an amendment to the guidance on income taxes which is intended to simplify the accounting for income taxes.  The amendment eliminates certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of the deferred tax liabilities for outside basis differences.  The amendment also clarifies existing guidance related to the recognition of franchise tax, the evaluation of a step up in the tax basis of goodwill , and the effects of enacted changes in tax laws or rates in the effective tax rate computation, among other clarifications.  The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020.  Management is currently evaluating the impact the guidance will have on our consolidated financial statements.

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

3.ACCOUNTS RECEIVABLE

A summary of accounts receivable is as follows:

	June 30, 2020	December 31, 2019
Trade receivables	$ 1,992,597	$ 3,210,726
Allowance for doubtful accounts	(30,000)	-
Total accounts receivable, net	$ 1,962,597	$ 3,210,726

4.DEFERRED COMMISSIONS

Our incremental costs of obtaining a contract, which consist of sales commissions, are deferred and amortized over the period of contract performance. Effective January 1, 2018, we adopted the modified retrospective method of the new revenue recognition pronouncement. Deferred commissions are included in prepaid and other current assets in our consolidated balance sheets. We had $665,298 and $961,463 of unamortized deferred commissions as of June 30, 2020 and 2019, respectively. We had $147,103 and $264,173 of commissions expense for the three and six months ended June 30, 2020, respectively. Commissions expense for the three and six months ended June 30, 2019 were $273,881 and $574,798, respectively.

5.PROPERTY AND EQUIPMENT

A summary of property and equipment follows:

	June 30, 2020	December 31, 2019
Furniture and fixtures	$ 219,672	$ 195,586
Computers and office equipment	764,254	757,251
Right of use assets	1,843,818	1,658,364
Property and equipment at cost	2,827,744	2,611,201
Less accumulated depreciation and amortization	(1,974,122)	(1,664,982)
	$ 853,622	$ 946,219

6.LEASES

We previously leased approximately 9,600 square feet of office space in Austin, Texas. In March 2020 we amended this lease reducing the office space to 4,600 square feet and extended the lease term to May 31, 2022. We lease approximately 3,700 square feet of office space in Minneapolis, Minnesota. This lease terminates on July 31, 2021. We lease approximately 17,000 square feet of office space in Mission Viejo, California. This lease terminates in April of 2021. During the first quarter of 2019, we subleased this space to two subtenants. The terms of these subleases end concurrently with the end of our lease obligation in April 2021.

We used a discount rate of 5.5% in determining our operating lease liabilities which represented our incremental borrowing rate. Short-term leases with initial terms of twelve months or less are not capitalized.

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

Right-of-use assets and liabilities are recognized based on the present value of future minimum lease payments over the expected lease term at commencement date. Certain lease agreements contain extension options; however, we have not included such options as part of right-of-use assets and lease liabilities because we originally did not expect to extend the leases. We measure and record a right-of-use asset and lease liability based on the discount rate implicit in the lease, if known. In cases where the discount rate implicit in the lease is not known, we measure the right-of-use assets and lease liabilities using a discount rate equal to our estimated incremental borrowing rate for loans with similar collateral and duration.

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

Operating lease expense is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease cost	$ 173,796	$ 201,709	$ 379,247	$ 289,633
Sublet income	(116,299)	(46,433)	(232,247)	(69,245)
Net operating lease cost	$ 57,497	$ 155,276	$ 147,000	$ 220,388

Maturities of lease liabilities are as follows:

Operating Leases
2020 (remaining fiscal year)	$ 295,319
2021	259,367
2022	41,690
Total lease payments	596,376
Less imputed interest	(20,318)
Total lease liabilities	576,058
Less current portion of lease liabilities	(482,995)
Long-term lease liabilities	$ 93,063

7.INTANGIBLE ASSETS

Intangible assets are amortized over expected useful lives ranging from 1.5 to 10 years and consist of the following:

	June 30, 2020		December 31, 2019
	Carrying Amount	Accumulated Amortization and Impairment	Net Book Value	Carrying Amount	Accumulated Amortization and Impairment	Net Book Value

Acquired technology	$ 10,100,000	$ (4,494,835)	$ 5,605,165	$ 10,100,000	$ (4,054,951)	$ 6,045,049
Customer relationships	4,650,000	(3,400,000)	1,250,000	4,650,000	(3,212,500)	1,437,500
Trademarks	2,300,000	(1,401,665)	898,335	2,300,000	(1,196,667)	1,103,333
Total	$ 17,370,000	$ (9,616,500)	$ 7,753,500	$ 17,370,000	$ (8,784,118)	$ 8,585,882

8.DEFERRED REVENUE

We record deferred revenues when amounts are billed to customers, or cash is received from customers, in advance of our performance. During the six months ended June 30, 2020 and 2019, $1,084,765 and $1,057,273, respectively, of managed services revenues were recognized, that were included in deferred revenue at the beginning of the respective periods. During the three months ended June 30, 2020 and 2019 $154,463 and $349,585, respectively, of consulting and professional services revenues were recognized, that were included in deferred revenue at the beginning of the respective periods.

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

Beginning June 30, 2018, we were required to maintain certain financial covenants in connection with this credit agreement, including a total leverage ratio, a senior leverage ratio, and a fixed charge coverage ratio. These covenants contain ratios which changed over relevant periods of the credit agreement and can be found in Section 7.13 of the Credit Agreement.

On March 20, 2019, we used a portion of the proceeds from the sale of the assets of the MPS Business (Note 18) to fully repay the balance of the term loan in the amount of $15,401,786, plus interest of $52,760. At that time, the Revolving Line of Credit was terminated.

Interest charges associated with the BMO term loan totaled $207,903 for the three and six months ended June 30, 2019.

Paycheck Protection Program

On April 20, 2020,  CynergisTek, Inc., as borrower, received $2,825,500 in loan funding from the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”), established pursuant to the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”).  The unsecured loan (the “Loan”) is evidenced by a promissory note issued by the Company (the “Note”) in favor of BMO Harris Bank N.A., a national banking association, as lender.

The Company is using the Loan proceeds to cover payroll costs, rent and utilities in accordance with the relevant terms and conditions of the CARES Act.

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

The Company recognized interest charges associated with the PPP Loan of $5,806 for the three and six months ended June 30, 2020. To the extent the principal balance is forgiven, the related interest would be forgiven as well.

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

As part of the debt restructuring with BMO Harris Bank N.A., on March 12, 2018, the Company repaid $2,250,000 plus accrued interest on the McMillan Seller Note.  The Company and Mr. McMillan agreed to amend and restate the McMillan Seller Note pursuant an amended and restated promissory note (the “A&R McMillan Seller Note”).  The A&R McMillan Seller Note is in the principal amount of $2,250,000, bears interest at a rate of 8% per annum, provides for quarterly payments of principal and interest and matures on March 31, 2022.  As of June 30, 2020, and December 31, 2019, the outstanding principal balance due under the A&R McMillan Seller Note was $984,375 and $1,265,625, respectively. Amounts due and owing under the A&R McMillan Seller Note were subordinate to the right of payment due under the BMO Loan pursuant to a Subordination Agreement among the Company, the Bank and Mr. McMillan.

Interest charges associated with the Seller Notes totaled $21,514 and $45,801, respectively for the three and six months ended June 30, 2020, and $32,733 and $67,839, respectively for the three and six months ended June 30, 2019.

Pursuant to a separation agreement among the Company, CTEK Security, Inc. and Michael Hernandez (the “Separation Agreement”), in lieu of any earn-out payments due pursuant to the purchase agreement related to the acquisition of CTEK Security, Inc. (the “Original SPA”) that could be earned by Hernandez under the Original SPA, the Company agreed to pay Hernandez the amount of $3,750,000 in the form of a promissory note (the “Earn-out Note”). The Earn-out Note provided for (i) a maturity date of March 12, 2023, at which all principal and accrued and unpaid interest was due, (ii) a simple interest rate of 5% per annum commencing on January 1, 2018, and compounding annually, and (iii) the right of the Company to prepay all or any portion of the Earn-out Note without premium or penalty. On March 26, 2019, we used a portion of the proceeds from the sale of the assets of the MPS Business (Note 18) to fully repay the Earn-out Note with interest of $234,293.

Interest charges associated with the Earn-out Note totaled $45,858 for the three and six months ended June 30, 2019.

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

Interest charges associated with the Severance Payment Note totaled $494 for the three and six months ended June 30, 2019.

11.REVENUES

Below is a summary of our revenues disaggregated by revenue source.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Managed services	$ 2,938,753	$ 2,877,635	$ 5,939,765	$ 5,686,698
Consulting and professional services	1,618,818	2,179,825	3,733,633	5,144,419
Net revenues	$ 4,557,571	$ 5,057,460	$ 9,673,398	$ 10,831,117

12.OPTIONS, WARRANTS AND RESTRICTED STOCK UNITS

Warrant Issued for Securities Purchase Agreement

On April 3, 2020, we entered into a Securities Purchase Agreement with Horton Capital Management, LLC (“Horton”), a Delaware limited liability company, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Horton is committed to purchase up to an aggregate of $2,500,000 of shares of the Company’s common stock over the term of the agreement, at the election of the Company, which terminates on March 31, 2021. Additionally, if and when the Company sells the shares to Horton under the commitment, the Company agreed to grant to Horton a warrant, with the same number of shares of common stock purchased by Horton in the particular funding, with an exercise price equal to 125% of the purchase price of the shares of common stock sold in such funding, with a 10-year term. No purchases have occurred.

Upon signing the agreement, the Company issued Horton a warrant to purchase up to 500,000 shares of common stock in consideration of Horton’s obligation to purchase the shares, at an exercise price of $2.50 per share, subject to certain anti-dilution adjustments as set forth in the warrant. The fair value of this warrant of $390,000 was determined using the Black-Scholes option-pricing model and was expensed during the quarter.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.05%, (ii) estimated volatility of 59.81%; (iii) dividend yield of 0.0%; and (iv) contractual life of the warrants of ten years. Details regarding the agreement and the warrant can be found in our 8-K filed on April 7, 2020.

2020 Equity Incentive Plan

On June 15, 2020, our stockholders approved the 2020 Equity Incentive Plan (“2020 Plan”) that included the predecessor stock incentive plans. The 2020 Plan increased the total number of shares available for issuance by 1,000,000 to 2,745,621 shares of our common stock and it provides for the granting of stock options, stock appreciation rights and restricted stock to our employees, members of the Board and service providers.

Below is a summary of stock option, warrant and restricted stock unit activities during the six-month period ended June 30, 2020:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2019	723,215	$ 4.27
Granted	150,000	$ 1.44
Exercised	-	-
Cancelled	(5,336)	3.34
Outstanding at June 30, 2020	867,879	$ 3.79	7.52	$ -
Exercisable at June 30, 2020	217,879	$ 2.94	2.36	$ -

During the six months ended June 30, 2020, we granted a total of 150,000 options to an employee to purchase shares of our common stock at an exercise price of $1.44 per share. The exercise price equals the fair value of our stock on the grant date.  The option has graded vesting annually over three years.  The fair value of the options of $88,184 was determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.05%; (ii) estimated volatility of 61.85%; (iii) dividend yield of 0.0%; and (iv) expected life of the options of three years.

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2019	77,779	$ 3.03	3.05	$ -
Granted	500,000	$ 2.50	9.75
Exercised	-	-
Cancelled	-	-
Outstanding at June 30, 2020	577,779	$ 2.57	8.79	$ -
Exercisable at June 30, 2020	577,779	$ 2.57	8.79	$ -

Restricted Stock Units	Shares	Weighted Average Price	Weighted Average Remaining Term in Years
Non-vested at December 31, 2019	1,078,200	$ 3.42	1.71
Granted	55,000	2.38
Vested	(269,500)	3.74
Cancelled and forfeited	(200)	4.67
Non-vested at June 30, 2020	863,500	$ 3.25	1.37

There are 45,000 shares of restricted stock units which have vested but have not yet been issued as of June 30, 2020.

For the three months and six months ended June 30, 2020 and 2019, stock-based compensation and other equity instrument related expenses recognized in the consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of revenues	$207,173	$40,566	$286,455	$216,305
Sales and marketing	80,598	70,136	157,891	133,967
General and administrative	318,494	170,460	572,926	337,582
Finance cost for equity commitment	390,000	-	390,000	-
Total stock-based compensation and other equity instrument related expenses	$996,265	$281,162	$1,407,272	$687,854

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

For the three and six months ended June 30, 2020, potentially dilutive securities consisted of options and warrants to purchase 1,445,658 shares of common stock at prices ranging from $1.44 to $4.05 per share. Of these potentially dilutive securities, none of the shares to purchase common stock from the options and warrants are included in the computation of diluted earnings per share, because the effect of including the remaining instruments would be anti-dilutive. Also excluded from potentially dilutive securities are 45,000 shares of restricted stock units which have vested but had not been issued by period end and 863,500 shares of non-vested restricted stock units.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerators:
Net loss from continuing operations	$ (2,454,661)	$ (939,267)	$(4,305,284)	$ (2,428,666)
Net (loss) income from discontinued operations	$ -	$ (152,181)	$ -	$ 18,884,649
Net (loss) income	$ (2,454,661)	$ (1,091,448)	$(4,305,284)	$ 16,455,983

Denominator:
Denominator for basic calculation weighted average shares	10,495,700	9,791,744	10,432,443	9,732,991

Dilutive common stock equivalents:
Options and warrants	-	-	-	178,149

Denominator for diluted calculation weighted average shares	10,495,700	9,791,744	10,432,443	9,911,140

Net (loss) income per share: From continuing operations
Basic	$ (0.23)	$ (0.10)	$ (0.41)	$ (0.25)
Diluted	$ (0.23)	$ (0.10)	$ (0.41)	$ (0.25)

From discontinued operations
Basic	$ -	$ (0.02)	$ -	$ 1.94
Diluted	$ -	$ (0.02)	$ -	$ 1.91

Net (loss) income
Basic	$ (0.23)	$ (0.11)	$ (0.41)	$ 1.69
Diluted	$ (0.23)	$ (0.11)	$ (0.41)	$ 1.66

14.REMAINING PERFORMANCE OBLIGATIONS

We had remaining performance obligations of approximately $19.5 million as of June 30, 2020. Our remaining performance obligations represent the amount of transaction price for which work has not been performed and revenue has not been recognized. When applying Topic 606, with only the non-cancelable portion of these contracts included in our performance obligations we had approximately $11.9 million as of June 30, 2020. We expect to recognize revenue on approximately 92% of the remaining non-cancelable portion of these performance obligations over the next 24 months, with the balance thereafter. We elected to utilize the practical expedient exemption to exclude from this disclosure, the amount of revenue from contracts which are not fixed-fee and where we do not have the right to invoice until the services have been performed.

15.EMPLOYMENT AGREEMENTS

Caleb Barlow

Effective August 1, 2019, we entered into an employment agreement with Caleb Barlow (the “Barlow Agreement”) pursuant to which Mr. Barlow serves as President and Chief Executive Officer and has the duties and responsibilities as are commensurate with such positions. The initial term of the Barlow Agreement is 36 months and will automatically renew for subsequent 12-month terms unless either party provides written notice to the other party of a desire not to renew employment.

Mr. Barlow’s base salary is $350,000. He is entitled to incentive bonus compensation that offers the potential to receive a discretionary bonus up to 100% of his base salary. For 2019 there was no discretionary bonus paid. In addition, he receives a retention bonus totaling $500,000, with $200,000 having been paid on August 1, 2019, $150,000 paid on January 1, 2020 and $150,000 payable in January 2021. Mr. Barlow also received equity compensation consisting of an option to purchase up to 500,000 shares of the Company’s common stock, subject to vesting, and 50,000 shares of restricted stock units. The options are nonqualified, and the grant was made outside of the Company's 2011 Stock Incentive Plan. The foregoing is a summary of the Barlow Agreement, and is qualified by the terms and conditions of the full agreement which is included as Exhibit 10.1 to our Form 8-K filed with the SEC on July 16, 2019.

Paul T. Anthony

Effective January 1, 2016, we entered into an employment agreement with Paul T. Anthony (the “Anthony Agreement”). The Anthony Agreement provides that Mr. Anthony serves as our Executive Vice President, CFO and Corporate Secretary.  We may terminate Mr. Anthony’s employment under the Anthony Agreement without cause at any time on thirty (30) days advance written notice, at which time Mr. Anthony would receive severance pay for twelve months and be fully vested in all options and warrants granted to date.

In February 2018, the Company amended the Anthony Agreement to extend the term thereof through December 31, 2020 and increased his base salary to $309,700 for 2019 and 2020. Mr. Anthony earned a bonus of $41,841 for 2019, and his 2020 bonus can be up to 67.5% of his base salary. The foregoing summary of the Anthony Agreement and the amendment thereof is qualified by the terms and conditions of the full agreement, which is included as Exhibit 10.32 to our Annual Report on Form 10-K filed with the SEC on March 30, 2016, and the full amendment, which is included as Exhibit 10.45 to our Annual Report on Form 10-K filed with the SEC on March 28, 2018.

16.CONCENTRATIONS

Cash Concentrations

At times, cash balances held in financial institutions are in excess of federally insured limits.  Management performs periodic evaluations of the relative credit standing of financial institutions and limits the amount of risk by selecting financial institutions with a strong credit standing.

Major Customers

Our largest customer accounted for approximately 11% and 19% of our revenues for the six months ended June 30, 2020 and 2019, respectively. Our largest customer had accounts receivable totaling approximately $242,000 and $342,000 as of June 30, 2020 and December 31, 2019, respectively.

17.STOCK PURCHASE AGREEMENT – BACKBONE ENTERPRISES

On October 31, 2019, we entered into a Stock Purchase Agreement (the “Backbone Purchase Agreement”) with Backbone Enterprises Inc., a Minnesota corporation (“Backbone”), and its stockholders, (the “Stockholders”), pursuant to which we acquired 100% of the issued and outstanding shares of common stock (the “Shares”) of Backbone from the Stockholders.

Pursuant to the Backbone Purchase Agreement, the aggregate purchase price paid for the Shares consisted of (i) a cash payment of $5,500,000, less certain transaction expenses (the “Cash Consideration”), (ii) the issuance of 491,804 shares of our common stock to the Stockholders, pro rata among the Stockholders in proportion to each Stockholder’s ownership of the Shares, and (iii) an earn-out, pursuant to which the Stockholders may be entitled to an additional $4,000,000 based upon the post-closing financial performance of Backbone, to be calculated based upon revenue generated by the Backbone business during the three-year earn-out period. As of June 30, 2020, the estimated fair value of the earnout is $2,400,000. The Cash Consideration was subject to adjustment based on closing working capital of Backbone, and $1,500,000 of the Cash Consideration was placed into a third-party escrow account by us, against a portion of which we may make claims for indemnification.

The Company performed a valuation analysis of the fair value of Backbone’s assets and liabilities. The following table summarizes the allocation of the purchase price as of the acquisition date:

Cash	$ 27,000
Accounts receivable	831,000
Prepaid expenses and other assets	31,000
Identified intangible assets	2,000,000
Goodwill	6,976,000
Accrued compensation and benefits	(20,000)
Total allocated purchase price	$ 9,834,000

Pro Forma Information (Unaudited)

The following supplemental unaudited pro forma information presents the combined operating results of the Company and the acquired business during the three and six months ended June 30, 2019, as if the acquisition had occurred at the beginning of each of the periods presented. The pro forma information is based on the historical financial statements of the Company and that of the acquired business. Amounts are not necessarily indicative of the results that may have been attained had the combinations been in effect at the beginning of the periods presented or that may be achieved in the future.

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Pro forma revenue	$ 6,021,658	$ 12,640,000
Pro forma net loss from continuing operations	$ (919,457)	$ (2,377,333)
Pro forma basic net loss per share	$ (0.09)	$ (0.23)
Pro forma diluted net loss per share	$ (0.09)	$ (0.23)

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

The following is the summary of the transaction selling the MPS Business that was finalized in October 2019:

Net proceeds from the sale of the business	$ 26,303,501
Book value of net assets disposed	(2,614,232)
Gain before provision for income taxes	23,689,269
Income tax expense	(4,197,198)
Net gain from sale of discontinued operations	$ 19,492,071

The following is a composition of the line items constituting net income (loss) from discontinued operations:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Net revenues	$ -	$ 12,096,885
Cost of revenues	-	(10,060,414)
Sales and marketing	(70,000)	(196,314)
General and administrative expenses	14,769	(676,630)
Depreciation	-	(36,635)
Interest expense	-	(1,956)
Income before provision for income taxes	(55,231)	1,124,937
Income tax expense	-	(306,940)
Net (loss) income from discontinued operations	$ (55,231)	$ 817,997

The following is a composition of any significant noncash operating and investing items, including depreciation, of the discontinued operations for the three and six months ended June 30, 2019:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Depreciation	$ 36,635	$ 36,635
Stock compensation	$ 124,348	$ 124,348

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

Readers should carefully review the risk factors described in other documents we file from time to time with the SEC, including our Form 10-K for the fiscal year ended December 31, 2019, and our Form 10-Q for the fiscal quarter ended March 31, 2020.  You should interpret many of the risks identified in these reports as being heightened as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic. Our filings with the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those filings, pursuant to Sections 13(a) and 15(d) of the Exchange Act, are available free of charge at www.CynergisTek.com, when such reports are available via the EDGAR system maintained by the SEC at www.sec.gov.

OVERVIEW

We are engaged in the business of providing cybersecurity services, privacy and compliance and other technical services to the healthcare and other industries.  Our business is operated throughout the United States.

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

Our common stock currently trades on the NYSE American exchange under the stock symbol “CTEK”.

Where appropriate, references to “CynergisTek,” the “Company,” “we,” “us” or “our” include CynergisTek, Inc., a Delaware corporation and its wholly-owned subsidiaries, CTEK Solutions, Inc., a California corporation, CTEK Security, Inc., a Texas corporation, Delphiis, Inc., a California corporation and, Backbone Enterprises, Inc., a Minnesota corporation.

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

Revenue is recognized pursuant to ASC Topic 606, “Revenue from Contracts with Customers”.  Accordingly, revenue is recognized at an amount that reflects the consideration to which we expect to be entitled in exchange for transferring goods or services to a customer.  This principle is applied using the following 5-step process:

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

RESULTS OF OPERATIONS

For the Three Months Ended June 30, 2020, Compared to the Three Months Ended June 30, 2019

Revenue

Revenue decreased $0.5 million to $4.6 million for the three months ended June 30, 2020, as compared to the same period in 2019. Managed Services revenue increased slightly from last year with revenue from our newer managed services offerings offsetting lower revenue from legacy offerings as some customers pulled back due to COVID-19.  Consulting and professional services decreased $1.3 million primarily due to lower revenue from two customers who had large non-recurring remediation contracts that we successfully completed in the first half of last year.  This was offset by $0.8 million in new consulting and professional services revenues from the acquisition of Backbone, which was below expectations due to the impact of COVID-19.

Cost of Revenue

Cost of revenue consists primarily of salaries and related expenses of direct labor and indirect support staff.  Cost of revenue was $3.3 million for the three months ended June 30, 2020, as compared to $3.0 million for the same period in 2019. We reduced salary and related costs by approximately $0.5 million, however these reductions were offset by higher software costs of $0.2 million used in our managed services and $0.6 million increase in cost of revenue from Backbone.

Gross margin was 27% of revenue for the three months ended June 30, 2020, and 41% for the same period in 2019. Although we reduced labor costs in our consulting and professional services, costs as a percent of revenue increased due to reduced operating leverage on decreased revenue, combined with increased cost of attracting and retaining talented cyber security employees and incremental costs associated with new managed services. These increased expenses, coupled with continued lower revenue in legacy CynergisTek consulting and professional services revenue along with Backbone due to COVID-19, negatively impacted gross margins.

Sales and Marketing

Sales and marketing expenses include salaries, commissions and expenses for sales and marketing personnel, travel and entertainment, and other selling and marketing costs. Sales and marketing expenses increased to $1.7 million for the three months ended June 30, 2020, as compared to $1.3 million for the same period in 2019.  This increase was due to an increase in headcount to support our efforts to grow revenue and additional systems cost to support automation.

General and Administrative

General and administrative expenses include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses and other administrative costs. General and administrative expenses increased $0.3 million to $1.8 million for the three months ended June 30, 2020 compared to $1.5 million for the three months ended June 30, 2019. The increase is due to $0.4 million in severance related costs associated with expense reduction efforts taken to improve operating margins, $0.1 million in additional stock-based compensation, $0.2 million in additional costs for Backbone, offset by approximately $0.4 million in expense reductions associated with the reductions in force. We will continue to take additional actions to reduce expenses to restore operating margins and better position the Company for the current challenging economic environment and uncertainties in the health care market related to COVID-19.

Depreciation

Depreciation expense was relatively consistent at $46,000 for the three months ended June 30, 2020, as compared to $49,000 for the same period in 2019.

Amortization of Acquisition-Related Intangibles

Amortization of acquisition-related intangibles was $0.4 million for the three months ended June 30, 2020 compared to $0.5 million for the three months ended June 30, 2019. Amortization expense decreased over the comparable periods as a portion of the intangible assets are now fully amortized.

Finance Cost for Equity Commitment

In April 2020 we issued a warrant to an investor in return for an obligation by them to purchase our common stock as a stated price. The fair value of this warrant of $390,000 is recorded as an expense at the time of issuance.

Other Income (Expense)

Net interest expense for the three months ended June 30, 2020 was $26,000, compared to $97,000 for the same period in 2019. The decrease was due to a lower outstanding debt balance after the paydown of promissory notes.

Income from Discontinued Operations, Including Gain on Sale, Net of Tax

On March 20, 2019, we sold the net assets of our MPS business. The gain on the sale of this business together with the earnings from these discontinued operations totaled $19.5 million. The final $0.2 million adjustment reflects the finalization of the working capital adjustment recognized subsequent to March 31, 2019 resulting in the final net gain from sale of discontinued operations.

Income Tax Benefit

Income tax benefit for the three months ended June 30, 2020 was $0.7 million, compared to income tax benefit of $0.4 million for the same period in 2019. These amounts were based on estimated annual income tax rates we anticipate for the year.

For the Six Months Ended June 30, 2020, Compared to the Six Months Ended June 30, 2019

Revenue

Revenue decreased $1.2 million to $9.7 million for the six months ended June 30, 2020, as compared to the same period in 2019. Managed Services revenue increased $0.3 million with recent sales from our newer managed services offerings offsetting declines from some lost customers due to COVID-19.  Consulting and professional services decreased $3.3 million primarily due to lower revenue from two customers who had large non-recurring remediation contracts that completed most of the work in the first half of last year.  This was offset by $1.9 million in revenues from the addition of the Backbone business.

Cost of Revenue

Cost of revenue was $6.8 million for the six months ended June 30, 2020, as compared to $6.4 million for the same period in 2019. We incurred approximately $1.1 million less in salaries and related costs, due to the lower revenue from consulting and professional services and reduction in force efforts to reduce costs offset by higher software costs of $0.2 million used in our managed services that included a catch-up after a customer signed an extended agreement and the $1.2 million increase in labor costs associated with Backbone.

Gross margin was 30% of revenue for the six months ended June 30, 2020, and 40% for the same period in 2019. Although we reduced labor costs in our consulting and professional services, costs as a percent of revenue increased due to reduced operating leverage on decreased revenue, combined with increased cost of attracting and retaining talented cyber security employees and incremental costs associated with new managed services. These increased expenses, coupled with continued lower revenue in legacy CynergisTek consulting and professional services revenue along with Backbone due to COVID-19, negatively impacted gross margins.

Sales and Marketing

Sales and marketing expenses increased to $3.2 million for the six months ended June 30, 2020, as compared to $2.8 million for the same period in 2019.  This increase was due to an increase in headcount to support our efforts to grow revenue and additional systems cost to support automation.

General and Administrative

General and administrative expenses increased $0.8 million to $3.9 million for the six months ended June 30, 2020 compared to $3.1 million for the same period in 2019. The increase is due to $0.5 million in severance related costs associated with expense reduction efforts taken to improve operating margins, $0.2 million in additional stock-based compensation, $0.4 million in additional costs for Backbone, and $0.2 million in additional costs related to strategic advisory services and recruiting costs, offset by approximately $0.5 million in spend reductions associated with the reductions in force we started back in December of 2019. We continue to take additional actions to reduce expenses to restore operating margins and better position the Company for the current challenging economic environment and uncertainties in the health care market related to COVID-19.

Depreciation

Depreciation remained relatively consistent at $93,000 for the six months ended June 30, 2020, as compared to $88,000 for the same period in 2019.

Amortization of Acquisition-Related Intangibles

Amortization of acquisition-related intangibles was $0.8 million for the six months ended June 30, 2020 compared to $0.9 million for the six months ended June 30, 2019. Amortization expense decreased over the comparable periods as a portion of the intangible assets are now fully amortized.

Finance Cost for Equity Commitment

In April 2020 we issued a warrant to an investor in return for an obligation by them to purchase our common stock as a stated price. The fair value of this warrant of $390,000 is recorded as an expense at the time of issuance.

Other Income (Expense)

Net interest expense for the six months ended June 30, 2019 was $44,000, compared to $0.4 million for the same period in 2019. The decrease was due to a lower outstanding debt balance after the payoff of the term loan and paydown of the promissory notes from the proceeds of the sale of the Managed Print Services business in March 2019.

Income Tax Benefit

Income tax benefit for the six months ended June 30, 2020 was $1.2 million, compared to income tax benefit of $0.5 million for the same period in 2019. These amounts were based on estimated annual income tax rates we anticipate for the year.

Income from Discontinued Operations, Including Gain on Sale, Net of Tax

On March 20, 2019, we sold the net assets of our MPS business. The gain on the sale of this business together with the income from these discontinued operations totaled $18.9 million for the six months ended June 30, 2019.

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

Liquidity and Capital Resources

As of June 30, 2020, our cash balance was $5.4 million, current assets minus current liabilities was positive $5.2 million and our debt and lease obligations totaled $4.4 million. This includes $2.8 million of debt related to the Paycheck Protection Program loan that we anticipate will be partially forgiven as described in Note 9. The level of additional cash needed to fund operations and our ability to conduct business for the next twelve months will be influenced primarily by the following factors:

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

We have historically funded our operating costs, acquisition activities, working capital requirements and capital expenditures with cash from operations, proceeds from the issuances of our common stock and other financing arrangements. Following the sale of the MPS Business in 2019, we are now a much smaller cybersecurity and privacy focused business with significantly lower debt balances and debt service obligations. However, we also have less scale over which to leverage our operating expenses and public company expenses and are currently operating in a cash flow negative position while we seek to maintain and grow our cybersecurity business during this uncertain time. For the three months ended June 30, 2020, we reported a loss from continuing operations of $1.3 million, after excluding depreciation, amortization of intangibles, finance cost for equity commitment, reduction-in force costs and stock-based compensation of $1.8 million. Cash used in operating activities was $2.4 million for the 6 months ended June 30, 2020.

In late 2019, a novel strain of coronavirus (COVID-19) was first detected in Wuhan, China. Following the outbreak of this virus, governments throughout the world, including in the United States of America, have quarantined certain affected regions, restricted travel and imposed significant limitations on other economic activities. Our customer base is heavily concentrated in the healthcare provider space.  This part of the healthcare industry has indicated that they are seeing significant financial losses, have furloughed employees and are expressing uncertainty as to the short and long-term financial stability of their businesses.  Our operations team is closely monitoring the potential impact to the Company’s business, including its cash flows, customers and employees. We have heard and are working with  a number of our active customers since the outbreak began providing relief in the form of extended payment terms and other contractual restructurings.  If the situation continues to impact our customers cash flow or resources available for cybersecurity and privacy projects, our cash flows, financial position and operating results for fiscal year 2020 and beyond will be negatively impacted. Neither the length of time nor the full magnitude of the negative impacts can be presently determined.

We did experience a negative financial impact in the second quarter of 2020 due to COVID-19, primarily since many of the initial economic effects of the early stages of the COVID-19 pandemic resulting from the various shelter-in-place and other social distancing orders occurred towards the end of our first quarter. The severity and duration of the COVID-19 pandemic is uncertain and such uncertainty will likely continue in the near term and we will continue to actively monitor the situation taking into account the impact to our employees, customers and partners.

At the end of 2019 and during the first half of 2020 we reduced staffing levels to reduce expenses.  Our operating plan for the next twelve months includes permanent annualized cost reduction efforts totaling approximately $3.3 million and temporary cost reductions totaling approximately $2.0-$3.0 million the precise extent of which will depend on the duration of the COVID-19 disruptions to our customers and our short-term financial performance. In addition, we received a $2.8 million loan under the Coronavirus Aid, Relief, and Economic Security Act, a portion of which we anticipate will be forgiven, and we have an equity funding commitment in the amount of $2.5 million from an existing investor.  We could further reduce personnel and other variable and semi-variable costs to conserve cash and operate as a going concern. However, those actions if required, could negatively impact the long-term outlook of the business.

We believe that our existing sources of liquidity, including cash and cash equivalents, the equity commitment from Horton, future operating cash flows, and other assets will be sufficient to meet our projected capital needs for at least the next twelve months. As we execute our plans over the next 12 months, we intend to carefully monitor the impact on our operating expenses, working capital needs and cash balances relative to the availability of cost-effective debt and equity financing. In the event that capital is not available, we may then have to scale back operations, reduce expenses, and/or curtail future plans to manage our liquidity and capital resources.   However, we cannot provide assurance that we will be able to raise additional capital. The COVID-19 pandemic will likely continue to create uncertainty and volatility in the financial markets which may impact our operations and our ability to access capital and/or the terms under which we can do so.

The impact of the COVID-19 pandemic on the economy and our operations is fluid and constantly evolving, we will continue to assess a variety of measures to improve our financial performance and liquidity.

The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2020, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

As of June 30, 2020, expected future cash payments related to contractual obligations and commercial commitments were as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Promissory notes	$ 1,063,155	$ 624,390	$ 438,765	$ -	$ -
Paycheck Protection Program loan	2,863,256	1,272,039	1,591,217	-	-
Operating leases	596,376	500,666	95,710	-	-
Total	$ 4,522,787	$ 2,397,095	$ 2,125,692	$ -	$ -

The Company anticipates partial forgiveness of the debt related to the Paycheck Protection Program loan as described in Note 9.

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

PART II - OTHER INFORMATION

ITEM 1A.  RISK FACTORS.

As of the date of this filing, there have been no material changes to the Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the Commission on March 30, 2020, as updated by the Risk Factors included in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020, filed with the Commission on May 14, 2020.  The Risk Factors set forth in the 2019 Form 10-K and Form 10-Q for the quarter ended March 31, 2020 should be read carefully in connection with evaluating our business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q.  Any of the risks described in the 2019 Form 10-K, Form 10-Q for the quarter ended March 31, 2020 and this Quarterly Report on Form 10-Q could materially adversely affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made.  These are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

CYNERGISTEK, INC.

Date:  August 12, 2020By:  /s/ Caleb Barlow

Caleb Barlow
President and Chief Executive Officer
(Principal Executive Officer)

Date:  August 12, 2020By:  /s/ Paul T. Anthony

Paul T. Anthony
Chief Financial Officer
(Principal Accounting Officer)