Form 10-Q
period 2020-09-30
CYNERGISTEK, INC
filed 2020-11-12
CIK 1011432

7

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The number of shares of the issuer’s common stock, $0.001 par value, outstanding as of November 12, 2020, was 10,652,049.

CYNERGISTEK, INC.

FORM 10-Q

Page

PART I – FINANCIAL INFORMATION4

ITEM 1.  FINANCIAL STATEMENTS.4

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.23

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.33

ITEM 4.  CONTROLS AND PROCEDURES.33

PART II - OTHER INFORMATION33

ITEM 1A.  RISK FACTORS.33

ITEM 5.  OTHER INFORMATION34

ITEM 6.  EXHIBITS.35

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

CYNERGISTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020 (unaudited)	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$4,287,162	$5,328,726
Accounts receivable	1,898,434	3,210,726
Unbilled services	697,322	539,535
Prepaid and other current assets	1,377,628	1,205,769
Income taxes receivable	1,478,933	-
Total current assets	9,739,479	10,284,756

Property and equipment, net	710,949	946,219
Deposits	64,586	72,486
Deferred income taxes	1,949,716	1,836,258
Intangible assets, net	7,337,308	8,585,882
Goodwill	23,983,483	23,983,483
Total assets	$43,785,521	$45,709,084
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$802,002	$638,864
Accrued compensation and benefits	544,412	1,066,770
Deferred revenue	1,555,277	1,437,859
Income taxes payable	-	31,976
Current portion of promissory note to related parties	562,500	562,500
Current portion of Paycheck Protection Program loan	1,714,946	-
Current portion of operating lease	370,565	533,371
Total current liabilities	5,549,702	4,271,340

Long-term liabilities:
Earnout liability	2,400,000	2,400,000
Promissory note to related parties, less current portion	281,250	703,125
Paycheck Protection Program loan, less current portion	1,110,554	-
Operating lease, less current portion	64,725	158,995
Total long-term liabilities	3,856,529	3,262,120

Commitments and contingencies

Stockholders’ equity:
Common stock, par value at $0.001, 33,333,333 shares authorized, 10,597,024 shares issued and outstanding at September 30, 2020, and 10,359,164 shares issued and outstanding at December 31, 2019	10,596	10,359
Additional paid-in capital	36,606,975	34,821,863
(Accumulated deficit) Retained earnings	(2,238,281)	3,343,402
Total stockholders’ equity	34,379,290	38,175,624
Total liabilities and stockholders’ equity	$43,785,521	$45,709,084

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYNERGISTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net revenues	$4,502,909	$4,766,000	$14,176,307	$15,597,117
Cost of revenues	2,909,788	3,165,502	9,679,816	9,613,777
Gross profit	1,593,121	1,600,498	4,496,491	5,983,340
Operating expenses:
Sales and marketing	1,325,965	1,090,733	4,490,797	3,907,847
General and administrative	1,480,597	1,689,012	5,381,929	4,807,789
Change in valuation of contingent earnout	-	(178,269)	-	(178,269)
Depreciation	48,296	47,775	141,668	135,875
Amortization of acquisition-related intangibles	416,191	452,734	1,248,574	1,358,202
Finance cost for equity commitment	-	-	390,000	-
Total operating expenses	3,271,049	3,101,985	11,652,968	10,031,444
Loss from operations	(1,677,928)	(1,501,487)	(7,156,477)	(4,048,104)
Other (expense) income:
Other income	-	-	-	26
Interest income	1,868	41,438	9,543	58,076
Interest expense	(26,046)	(30,459)	(77,654)	(439,909)
Loss on disposition of fixed assets	-	(2,188)	-	(2,188)
Total other (expense) income	(24,179)	8,791	(68,110)	(383,995)

Loss before provision for income taxes	(1,702,107)	(1,492,696)	(7,224,586)	(4,432,099)
Income tax benefit	425,708	236,040	1,642,902	746,778
Net loss from continuing operations	(1,276,399)	(1,256,656)	(5,581,684)	(3,685,321)
(Loss) income from discontinued operations, including gain on sale, net of tax	-	(6,500)	-	18,878,149
Net (loss) income	$(1,276,399)	$(1,263,156)	$(5,581,684)	$15,192,828

Net (loss) income per share:
From continuing operations:
Basic	$(0.12)	$(0.13)	$(0.53)	$(0.38)
Diluted	$(0.12)	$(0.13)	$(0.53)	$(0.38)

From discontinued operations:
Basic	$-	$-	$-	$1.94
Diluted	$-	$-	$-	$1.90

Net (loss) income:
Basic	$(0.12)	$(0.13)	$(0.53)	$1.56
Diluted	$(0.12)	$(0.13)	$(0.53)	$1.53

Number of weighted average shares outstanding:
Basic	10,597,024	9,795,147	10,486,334	9,754,014
Diluted	10,597,024	9,795,147	10,486,334	9,910,107

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYNERGISTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2020

(UNAUDITED)

			Additional	Accumulated	Total
	Common Stock		Paid-in	Earnings	Stockholders’
	Shares	Amount	Capital	(Deficit)	Equity
Balance at December 31, 2019	10,359,164	$10,359	$34,821,863	$3,343,402	$38,175,624
Stock compensation expense for equity awards granted to employees and directors	-	-	411,007	-	411,007
Shares issued from restricted stock units	20,000	20	(20)	-	-
Net loss	-	-	-	(1,850,623)	(1,850,623)
Balance at March 31, 2020	10,379,164	10,379	35,232,850	1,492,779	36,736,008
Stock compensation expense for equity awards granted to employees and directors	-	-	606,265	-	606,265
Finance cost for equity commitment	-	-	390,000	-	390,000
Shares issued from restricted stock units	217,860	217	(217)	-	-
Net loss	-	-	-	(2,454,661)	(2,454,661)
Balance at June 30, 2020	10,597,024	10,596	36,228,898	(961,882)	35,277,612
Stock compensation expense for equity awards granted to employees and directors	-	-	378,077	-	378,077
Net loss	-	-	-	(1,276,399)	(1,276,399)
Balance at September 30, 2020	10,597,024	$10,596	$36,606,975	$(2,238,281)	$34,379,290

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYNERGISTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2019

(UNAUDITED)

			Additional	Accumulated	Total
	Common Stock		Paid-In	(Deficit)	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2018	9,630,050	$9,630	$31,910,831	$(11,547,302)	$20,373,159
Stock compensation expense for equity awards granted to employees and directors	-	-	406,692	-	406,692
Shares issued from restricted stock units	70,000	70	(70)	-	-
Stock options exercised	23,015	23	2,505	-	2,528
Net income	-	-	-	17,547,431	17,547,431
Balance at March 31, 2019	9,723,065	9,723	32,319,958	6,000,129	38,329,810
Stock compensation expense for equity awards granted to employees and directors	-	-	281,162	-	281,162
Shares issued from restricted stock units	47,455	47	(47)	-	-
Stock options exercised	24,627	25	8,928	-	8,953
Net loss	-	-	-	(1,091,448)	(1,091,448)
Balance at June 30, 2019	9,795,147	9,795	32,610,001	4,908,681	37,528,477
Stock compensation expense for equity awards granted to employees and directors	-	-	325,600	-	325,600
Net loss	-	-	-	(1,263,156)	(1,263,156)
Balance at September 30, 2019	9,795,147	$9,795	$32,935,601	$3,645,525	$36,590,921

The accompanying notes are an integral part of these condensed consolidated financial statements

.

CYNERGISTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(5,581,684)	$15,192,828
Adjustments to reconcile net (loss) income to net cash used for operating activities:
Depreciation	141,668	172,510
Amortization of intangible assets	1,248,574	1,358,202
Change in net deferred tax assets	(113,458)	530,847
Bad debt expense	56,489	-
Stock compensation expense for equity awards granted to employees and directors	1,395,349	1,013,454
Change in contingent earn-out	-	178,269
Finance cost for equity commitment	390,000	-
Interest expense related to loan acquisition costs	-	85,883
Gain on sale of discontinued operations before income taxes	-	(23,689,269)
Other	(36,444)	-
Changes in operating assets and liabilities:
Accounts receivable	1,255,803	919,551
Unbilled services	(157,787)	146,233
Supplies	-	50,632
Prepaid and other current assets	(171,859)	1,021,784
Income taxes receivable	(1,478,933)	-
Deposits	7,900	8,068
Accounts payable and accrued expenses	163,138	(389,684)
Accrued compensation and benefits	(522,358)	(1,897,809)
Deferred revenue	117,418	461,814
Income taxes payable	(31,976)	4,488,594
Net cash used for operating activities	(3,318,161)	(348,093)
Cash flows from investing activities:
Proceeds from sale of net assets of discontinued operations	-	24,070,554
Purchases of property and equipment	(127,028)	(182,698)
Net cash (used for) provided by investing activities	(127,028)	23,887,856
Cash flows from financing activities:
Proceeds from Paycheck Protection Program loan	2,825,500	-
Payments on term loans	-	(15,401,786)
Payments on promissory notes to related parties	(421,875)	(4,515,625)
Payments on capital leases	-	(22,000)
Proceeds from issuance of common stock through stock options and warrants	-	11,481
Net cash provided by (used for) financing activities	2,403,625	(19,927,930)
Net (decrease) increase in cash and cash equivalents	(1,041,564)	3,611,833
Cash and cash equivalents, beginning of period	5,328,726	6,571,381
Cash and cash equivalents, end of period	$4,287,162	$10,183,214

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYNERGISTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

	Nine Months Ended September 30,
	2020	2019
Supplemental disclosure of cash flow information:
Interest paid	$67,777	$619,780
Income taxes (refunded) paid	$(18,535)	$124,861

Non-cash investing and financing activities:
Capitalized right-to-use asset resulting from an extension of an operating lease commitment	$185,454	$-
Capitalized operating lease liability resulting from an extension of an operating lease commitment	$185,454	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

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

Certain prior year balances have been reclassified to conform to current period presentation. This includes adjusting our previously issued consolidated balance sheet for the year ended December 31, 2019 to gross up and reclassify unbilled services to a separate line item in current assets from deferred revenues.  The consolidated statement of cash flows for the nine months ended September 30, 2019 was also reclassified to reflect this change.  The reclassification did not have any impact on the consolidated statements of stockholders’ equity nor the consolidated statements of operations.  The Company analyzed the impact of the reclassification and determined that the adjustment was not material to its previously issued consolidated financial statements.

Liquidity and Capital Resources

As of September 30, 2020, our cash balance was $4.3 million, current assets minus current liabilities was positive $4.2 million and our non-current debt and lease obligations totaled $3.9 million. This includes $2.8 million of debt related to the Paycheck Protection Program loan that we anticipate will be fully forgiven as described in Note 9. The level of additional cash needed to fund operations and our ability to conduct business for the next twelve months will be influenced primarily by the following factors:

•our ability to manage our operating expenses and maintain gross margins while attracting, recruiting and retaining cybersecurity privacy professionals;

•demand for our services from healthcare providers; the near-term impact of the Coronavirus (COVID-19) on our customers allocation of time and resources to security and privacy, and their ability to pay for existing services as well as enter into new contractual arrangements during a period of crisis;

•general economic conditions and changes in healthcare reimbursement and regulatory environment, including effects of the COVID-19 epidemic; and

•our ability to collect accounts receivable from health care customers whose operations and cash flow have been significantly impacted by COVID-19.

We have historically funded our operating costs, acquisition activities, working capital requirements and capital expenditures with cash from operations, proceeds from the issuances of our common stock and other financing arrangements. Following the sale of the MPS Business in 2019, we are now a much smaller cybersecurity and privacy focused business with significantly lower debt balances and debt service obligations. However, we also have less scale over which to leverage our operating expenses and public company expenses and are currently operating in a cash flow negative position while we seek to maintain and grow our cybersecurity business during this uncertain time. For the three months ended September 30, 2020, we reported a loss from operations of $1.7 million.  After excluding $0.9 million of non-cash items for depreciation, amortization of intangibles, reduction-in force costs and stock-based compensation our adjusted loss from operations was $0.8 million. Cash used in operating activities was $1.0 million for the three months ended September 30, 2020.

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

We did experience a negative financial impact in the second and third quarters of 2020 due to COVID-19, primarily since many of the initial economic effects of the early stages of the COVID-19 pandemic resulting from the various shelter-in-place and other social distancing orders occurred towards the end of our first quarter. The severity and duration of the COVID-19 pandemic is uncertain and such uncertainty will likely continue in the near term and we will continue to actively monitor the situation taking into account the impact to our employees, customers and partners.

At the end of 2019 and throughout 2020 we reduced staffing levels to reduce expenses.  Our operating plan for the next twelve months includes permanent annualized cost reduction efforts totaling approximately $3.5 million and temporary cost reductions totaling approximately $2.0-$3.0 million the precise extent of which will depend on the duration of the COVID-19 disruptions to our customers and our short-term financial performance. In addition, we received a $2.8 million loan under the Coronavirus Aid, Relief, and Economic Security Act, which we anticipate will be fully forgiven, and we have an equity funding commitment in the amount of $2.5 million from an existing investor.  We could further reduce personnel and other variable and semi-variable costs to conserve cash and operate as a going concern. However, those actions if required, could negatively impact the long-term outlook of the business.

We believe that our existing sources of liquidity, including cash and cash equivalents, the equity commitment from an existing investor, future operating cash flows, and other assets will be sufficient to meet our projected capital needs for at least the next twelve months. As we execute our plans over the next twelve months, we intend to carefully monitor the impact on our operating expenses, working capital needs and cash balances relative to the availability of cost-effective debt and equity financing. In the event that capital is not available, we may then have to scale back operations, reduce expenses, and/or curtail future plans to manage our liquidity and capital resources.

However, we cannot provide assurance that we will be able to raise additional capital. The COVID-19 pandemic will likely continue to create uncertainty and volatility in the financial markets which may impact our operations and our ability to access capital and/or the terms under which we can do so.

The impact of the COVID-19 pandemic on the economy and our operations is fluid and constantly evolving; we will continue to assess a variety of measures to improve our financial performance and liquidity.

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

In June 2016, the FASB issued an amendment to the guidance on the measurement of credit losses on financial instruments.  The amendment updates the guidance for measuring and recording credit losses on financial assets measured and amortized cost by replacing the “incurred loss” model with an “expected loss” model.  Accordingly, these financial assets will be presented at the net amount expected to be collected. The amendment also requires that credit losses related to available-for-sale debt securities be recorded as an allowance through net income rather than reducing the carrying amount under the current, other-than-temporary-impairment model.  The guidance is effective for smaller reporting companies for fiscal years beginning after December 15, 2022 including interim periods within those fiscal years.  Early adoption is permitted for annual periods after December 15, 2018. Management does not expect the impact from this guidance will have a material impact on our consolidated financial statements.

3.ACCOUNTS RECEIVABLE

A summary of accounts receivable is as follows:

	September 30, 2020	December 31, 2019
Trade receivables	$ 1,898,434	$ 3,210,726
Allowance for doubtful accounts	-	-
Total accounts receivable, net	$ 1,898,434	$ 3,210,726

4.DEFERRED COMMISSIONS

Our incremental costs of obtaining a contract, which consist of sales commissions, are deferred and amortized over the period of contract performance. Effective January 1, 2018, we adopted the modified retrospective method of the new revenue recognition pronouncement. Deferred commissions are included in prepaid and other current assets in our consolidated balance sheets. We had $660,624 and $870,911 of unamortized deferred commissions as of September 30, 2020 and 2019, respectively. We had $169,025 and $493,389 of commissions expense for the three and nine months ended September 30, 2020, respectively. Commissions expense for the three and nine months ended September 30, 2019 were $206,730 and $669,450, respectively.

5.PROPERTY AND EQUIPMENT

A summary of property and equipment follows:

	September 30, 2020	December 31, 2019
Furniture and fixtures	$ 235,246	$ 195,586
Computers and office equipment	782,921	757,251
Right of use assets	1,843,818	1,658,364
Property and equipment at cost	2,861,985	2,611,201
Less accumulated depreciation and amortization	(2,151,036)	(1,664,982)
	$ 710,949	$ 946,219

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

Operating lease expense is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease cost	$ 171,220	$ 78,008	$ 550,467	$ 253,857
Sublet income	(116,299)	(13,877)	(348,546)	(62,868)
Net operating lease cost	$ 54,921	$ 64,131	$ 201,921	$ 190,989

Maturities of lease liabilities are as follows:

Operating Leases
2020 (remaining fiscal year)	$ 147,736
2021	259,367
2022	41,690
Total lease payments	448,793
Less imputed interest	(13,503)
Total lease liabilities	435,290
Less current portion of lease liabilities	(370,565)
Long-term lease liabilities	$ 64,725

7.INTANGIBLE ASSETS

Intangible assets are amortized over expected useful lives ranging from 1.5 to 10 years and consist of the following:

September 30, 2020			December 31, 2019
	Carrying Amount	Accumulated Amortization and Impairment	Net Book Value	Carrying Amount	Accumulated Amortization and Impairment	Net Book Value

Acquired technology	$ 10,100,000	$ (4,714,778)	$ 5,385,222	$ 10,100,000	$ (4,054,951)	$ 6,045,049
Customer relationships	4,650,000	(3,493,750)	1,156,250	4,650,000	(3,212,500)	1,437,500
Trademarks	2,300,000	(1,504,164)	795,836	2,300,000	(1,196,667)	1,103,333
Total	$ 17,050,000	$ (9,712,692)	$ 7,337,308	$ 17,050,000	$ (8,464,118)	$ 8,585,882

8.DEFERRED REVENUE

We record deferred revenues when amounts are billed to customers, or cash is received from customers, in advance of our performance. During the nine months ended September 30, 2020 and 2019, $1,114,528 and $1,114,150, respectively, of managed services revenues were recognized, that were included in deferred revenue at the beginning of the respective periods. During the nine months ended September 30, 2020 and 2019, $165,292 and $350,555, respectively, of consulting and professional services revenues were recognized, that were included in deferred revenue at the beginning of the respective periods.

9.TERM LOAN

On March 12, 2018, we entered into a Credit Agreement (together with the other related documents defined therein, the “Credit Agreement”) with BMO Harris Bank N.A., a national banking association (“Bank”), as lender (the “BMO Loan”). Pursuant to the Credit Agreement, the Bank agreed to provide a term loan in the amount of $17,250,000 to the Company. The term loan was payable in principal payment installments on the last day of each fiscal quarter, commencing on June 30, 2018. All principal and interest not sooner paid on the term loan was due and payable on September 12, 2022, the final maturity thereof.

On March 20, 2019, we used a portion of the proceeds from the sale of the assets of the MPS Business (Note 18) to fully repay the balance of the term loan in the amount of $15,401,786, plus interest of $52,760. At that time, the Credit Agreement was terminated.

Interest charges associated with the BMO term loan totaled $0 and $207,903 for the three and nine months ended September 30, 2019.

Paycheck Protection Program

On April 20, 2020,  we received $2,825,500 in loan funding from the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”), established pursuant to the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”).  The unsecured loan (the “Loan”) is evidenced by a promissory note issued by the Company (the “Note”) in favor of BMO Harris Bank N.A.

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

The Company recognized interest charges associated with the PPP Loan of $7,122 and $12,928 for the three and nine months ended September 30, 2020. To the extent the principal balance is forgiven, the related interest would be forgiven as well. The Company does anticipate the loan will be fully forgiven.

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

As part of the debt restructuring with BMO Harris Bank N.A., on March 12, 2018, the Company repaid $2,250,000 plus accrued interest on the McMillan Seller Note.  The Company and Mr. McMillan agreed to amend and restate the McMillan Seller Note pursuant an amended and restated promissory note (the “A&R McMillan Seller Note”). The A&R McMillan Seller Note is in the principal amount of $2,250,000, bears interest at a rate of 8% per annum, provides for quarterly payments of principal and interest and matures on March 31, 2022.  As of September 30, 2020, and December 31, 2019, the outstanding principal balance due under the A&R McMillan Seller Note was $843,750 and $1,265,625, respectively. Amounts due and owing under the A&R McMillan Seller Note were subordinate to the right of payment due under the BMO Loan pursuant to a Subordination Agreement among the Company, the Bank and Mr. McMillan.

Interest charges associated with the Seller Notes totaled $18,924 and $64,726, respectively for the three and nine months ended September 30, 2020, and $30,267 and $98,106, respectively for the three and nine months ended September 30, 2019.

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

Interest charges associated with the Earn-out Note totaled $0 and $45,858 for the three and nine months ended September 30, 2019.

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

Interest charges associated with the Severance Payment Note totaled $494 for the nine months ended September 30, 2019.

11.REVENUES

Below is a summary of our revenues disaggregated by revenue source.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Managed services	$ 2,732,612	$ 3,103,249	$ 8,653,277	$ 8,789,947
Consulting and professional services	1,770,297	1,662,751	5,503,930	6,807,170
Net revenues	$ 4,502,909	$ 4,766,000	$ 14,157,207	$ 15,597,117

12.WARRANTS, OPTIONS AND RESTRICTED STOCK UNITS

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

Upon signing the agreement, the Company issued Horton a warrant to purchase up to 500,000 shares of common stock in consideration of Horton’s obligation to purchase the shares, at an exercise price of $2.50 per share, subject to certain anti-dilution adjustments as set forth in the warrant. The fair value of this warrant of $390,000 was determined using the Black-Scholes option-pricing model and was expensed during the second quarter of 2020.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.05%, (ii) estimated volatility of 59.81%; (iii) dividend yield of 0.0%; and (iv) contractual life of the warrants of ten years. The foregoing summary of the agreement and warrant. The detailed terms and conditions of such documents are filed as Exhibits 10.1 and 10.3, respectively, to our 8-K filed with the SEC on April 7, 2020.

Below is a summary of warrant activities during the nine-month period ended September 30, 2020:

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2019	77,779	$ 3.03	3.05	$ 21,000
Granted	500,000	$ 2.50
Exercised	-	-
Cancelled	-	-
Outstanding at September 30, 2020	577,779	$ 2.57	8.54	$ -
Exercisable at September 30, 2020	577,779	$ 2.57	8.54	$ -

2020 Equity Incentive Plan

On June 15, 2020, our stockholders approved the 2020 Equity Incentive Plan (“2020 Plan”) that included shares from our predecessor stock incentive plan. The 2020 Plan increased the total number of shares available for issuance by 1,000,000 to 3,745,621 shares of our common stock and it provides for the granting of stock options, stock appreciation rights and restricted stock to our employees, members of the Board and service providers.

Below is a summary of stock option, warrant and restricted stock unit activities during the nine-month period ended September 30, 2020:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2019	723,215	$ 4.27	2.82	$ 83,206
Granted	225,000	$ 1.42
Exercised	-	-
Cancelled	(12,375)	3.22
Outstanding at September 30, 2020	935,840	$ 3.60	7.53	$ -
Exercisable at September 30, 2020	377,507	$ 3.79	5.11	$ -

During the nine months ended September 30, 2020, we granted a total of 225,000 options to employees to purchase shares of our common stock at an exercise prices ranging from $1.08 to $1.53 per share. The exercise price equals the fair value of our stock on the grant date.  The option has graded vesting annually over three years.  The fair value of the options of $131,000 was determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.05%-0.16%; (ii) estimated volatility of 61.85%; (iii) dividend yield of 0.0%; and (iv) expected life of the options of three years.

Restricted Stock Units	Shares	Weighted Average Price	Weighted Average Remaining Term in Years
Non-vested at December 31, 2019	1,078,200	$ 3.42	1.71
Granted	55,000	2.38
Vested	(279,500)	3.74
Cancelled and forfeited	(8,200)	3.74
Non-vested at September 30, 2020	845,500	$ 3.22	1.13

There are 55,000 shares of restricted stock units which have vested but have not yet been issued as of September 30, 2020.

For the three months and nine months ended September 30, 2020 and 2019, stock-based compensation and other equity instrument related expenses recognized in the consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of revenues	$ 96,283	$ 40,989	$ 382,739	$ 257,294
Sales and marketing	34,758	53,234	192,649	187,200
General and administrative	247,036	231,377	819,961	568,960
Finance cost for equity commitment	-	-	390,000	-
Total stock-based compensation and other equity instrument related expenses	$ 378,077	$ 325,600	$ 1,785,349	$ 1,013,454

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

For the three and nine months ended September 30, 2020, potentially dilutive securities consisted of options and warrants to purchase 1,513,619 shares of common stock at prices ranging from $1.08 to $4.05 per share. Of these potentially dilutive securities, none of the shares to purchase common stock from the options and warrants are included in the computation of diluted earnings per share, because the effect of including the remaining instruments would be anti-dilutive. Also excluded from potentially dilutive securities are 55,000 shares of restricted stock units which have vested but had not been issued by period end and 845,500 shares of non-vested restricted stock units.

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

For the nine months ended September 30, 2019, potentially dilutive securities consisted of options and warrants to purchase 432,378 shares of common stock at prices ranging from $2.28 to $4.05 per share and 772,600 shares of restricted stock units. Of these potentially dilutive securities, 156,093 of the shares to purchase common stock from the options and warrants or shares related to the restricted stock units are included in the computation of diluted earnings per share because the effect of including these instruments would be dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerators:
Net loss from continuing operations	$ (1,276,399)	$ (1,256,656)	$ (5,581,684)	$ (3,685,321)
Net (loss) income from discontinued operations	$ -	$ (6,500)	$ -	$ 18,878,149
Net (loss) income	$ (1,276,399)	$ (1,263,156)	$ (5,581,684)	$ 15,192,828

Denominator:
Denominator for basic calculation weighted average shares	10,597,024	9,795,147	10,486,334	9,754,014

Dilutive common stock equivalents:
Options and warrants	-	-	-	156,093

Denominator for diluted calculation weighted average shares	10,597,024	9,795,147	10,486,334	9,910,107

Net (loss) income per share: From continuing operations
Basic	$ (0.12)	$ (0.13)	$ (0.53)	$ (0.38)
Diluted	$ (0.12)	$ (0.13)	$ (0.53)	$ (0.38)

From discontinued operations
Basic	$ -	$ (0.00)	$ -	$ 1.94
Diluted	$ -	$ (0.00)	$ -	$ 1.90

Net (loss) income
Basic	$ (0.12)	$ (0.13)	$ (0.53)	$ 1.56
Diluted	$ (0.12)	$ (0.13)	$ (0.53)	$ 1.53

14.REMAINING PERFORMANCE OBLIGATIONS

We had remaining performance obligations of approximately $15.6 million as of September 30, 2020. Our remaining performance obligations represent the amount of transaction price for which work has not been performed and revenue has not been recognized. When applying Topic 606, with only the non-cancelable portion of these contracts included in our performance obligations we had approximately $12.2 million as of September 30, 2020. We expect to recognize revenue on approximately 88% of the remaining non-cancelable portion of these performance obligations over the next 24 months, with the balance thereafter. We elected to utilize the practical expedient exemption to exclude from this disclosure, the amount of revenue from contracts which are not fixed-fee and where we do not have the right to invoice until the services have been performed.

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

Mr. Barlow’s base salary is $350,000. He is entitled to incentive bonus compensation that offers the potential to receive a discretionary bonus up to 100% of his base salary. For 2019 there was no discretionary bonus paid. In addition, he receives a retention bonus totaling $500,000, with $200,000 having been paid on August 1, 2019, $150,000 paid on January 1, 2020 and $150,000 payable in January 2021. Mr. Barlow also received equity compensation consisting of an option to purchase up to 500,000 shares of the Company’s common stock, subject to vesting, and 50,000 shares of restricted stock units. The options are nonqualified, and the grant was made outside of the Company's 2011 Stock Incentive Plan. The foregoing is a summary of the Barlow Agreement. The detailed terms and conditions of the full agreement are included as Exhibit 10.1 to our Form 8-K filed with the SEC on July 16, 2019.

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

In February 2018, the Company amended the Anthony Agreement to extend the term thereof through December 31, 2020 and increased his base salary to $309,700 for 2019 and 2020. Mr. Anthony earned a bonus of $41,841 for 2019, and his 2020 bonus can be up to 67.5% of his base salary. The foregoing summary of the Anthony Agreement and the amendment. The detailed terms and conditions of the full agreement, are included as Exhibit 10.32 to our Annual Report on Form 10-K filed with the SEC on March 30, 2016, and the full amendment, which is included as Exhibit 10.45 to our Annual Report on Form 10-K filed with the SEC on March 28, 2018.

16.CONCENTRATIONS

Cash Concentrations

At times, cash balances held in financial institutions are in excess of federally insured limits.  Management performs periodic evaluations of the relative credit standing of financial institutions and limits the amount of risk by selecting financial institutions with a strong credit standing.

Major Customers

Our largest customer this year accounted for approximately 9% of our revenues for the nine months ended September 30, 2020 compared to our largest customer in 2019 that accounted for 17% of our revenues for the nine months ended September 30, 2019. These customers had accounts receivable totaling approximately $242,000 and $700,000 as of September 30, 2020 and December 31, 2019, respectively.

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

Pursuant to the Backbone Purchase Agreement, the aggregate purchase price paid for the Shares consisted of (i) a cash payment of $5,500,000, less certain transaction expenses (the “Cash Consideration”), (ii) the issuance of 491,804 shares of our common stock to the Stockholders, pro rata among the Stockholders in proportion to each Stockholder’s ownership of the Shares, and (iii) an earn-out, pursuant to which the Stockholders may be entitled to an additional $4,000,000 based upon the post-closing financial performance of Backbone, to be calculated based upon revenue generated by the Backbone business during the three-year earn-out period. As of September 30, 2020, the estimated fair value of the earnout is $2,400,000. The Cash Consideration was subject to adjustment based on closing working capital of Backbone, and $1,500,000 of the Cash Consideration was placed into a third-party escrow account by us, against a portion of which we may make claims for indemnification.

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

Pro Forma Information (Unaudited)

The following supplemental unaudited pro forma information presents the combined operating results of the Company and the acquired business during the three and nine months ended September 30, 2019, as if the acquisition had occurred at the beginning of each of the periods presented. The pro forma information is based on the historical financial statements of the Company and that of the acquired business. Amounts are not necessarily indicative of the results that may have been attained had the combinations been in effect at the beginning of the periods presented or that may be achieved in the future.

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Pro forma revenue	$ 5,627,000	$ 18,267,000
Pro forma net loss from continuing operations	$ (1,251,443)	$ (3,629,000)
Pro forma basic net loss per share	$ (0.12)	$ (0.35)
Pro forma diluted net loss per share	$ (0.12)	$ (0.35)

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

The following is the summary of the transaction selling the MPS Business that was finalized in October 2019:

Net proceeds from the sale of the business	$ 26,303,501
Book value of net assets disposed	(2,614,232)
Gain before provision for income taxes	23,689,269
Income tax expense	(4,197,198)
Net gain from sale of discontinued operations	$ 19,492,071

The following is a composition of the line items constituting net income (loss) from discontinued operations:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Net revenues	$ -	$ 12,096,885
Cost of revenues	-	(10,060,414)
Sales and marketing	(4,981)	(196,314)
General and administrative expenses	-	(676,630)
Depreciation	-	(36,635)
Interest expense	-	(1,956)
Income before provision for income taxes	(4,981)	1,124,937
Income tax expense	(1,519)	(306,940)
Net (loss) income from discontinued operations	$ (6,500)	$ 817,997

The following is a composition of any significant noncash operating and investing items, including depreciation, of the discontinued operations for the three and nine months ended September 30, 2019:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Depreciation	$ -	$ 36,635
Stock compensation	$ -	$ 124,348

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

Readers should carefully review the risk factors described in other documents we file from time to time with the SEC, including our Form 10-K for the fiscal year ended December 31, 2019, and our Form 10-Q for the fiscal quarters ended March 31, 2020 and June 30, 2020.  You should interpret many of the risks identified in these reports as being heightened as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic. Our filings with the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those filings, pursuant to Sections 13(a) and 15(d) of the Exchange Act, are available free of charge at www.CynergisTek.com, when such reports are available via the EDGAR system maintained by the SEC at www.sec.gov.

OVERVIEW

We are engaged in the business of providing cybersecurity services, privacy and compliance and other technical services to healthcare and other industries.  Our business is operated throughout the United States.

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

We are one of the few consulting and advisory companies focused on the security and privacy of the healthcare industry, and our years of experience of understanding the industry’s unique challenges allows us to provide our customers with services designed around industry best practices and a methodology to evaluate the rigor and effectiveness of their programs to improve security controls, policies and procedures and to protect patient health information. Our team of subject matter experts and consultants are comprised of knowledgeable professionals who have learned their craft both in the classroom and through years of practical on-the-job experience, including as policy makers, attorneys and leaders in cybersecurity, privacy and compliance.

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

Where appropriate, references to “CynergisTek,” the “Company,” “Redspin,” “we,” “us,” or “our” include CynergisTek, Inc., a Delaware corporation and its wholly-owned subsidiaries, CTEK Solutions, Inc., a California corporation, CTEK Security, Inc., a Texas corporation, Delphiis, Inc., a California corporation and, Backbone Enterprises, Inc., a Minnesota corporation.

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

4.Allocate the transaction price to the performance obligations in the contract - If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price (“SSP“) basis. Determination of SSP requires judgment. We determine standalone selling price taking into account available information such as historical selling prices of the performance obligation, overall strategic pricing objective, market conditions and internally approved pricing guidelines related to the performance obligations.

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

RESULTS OF OPERATIONS

For the Three Months Ended September 30, 2020, Compared to the Three Months Ended September 30, 2019

Revenue

Revenue decreased $0.3 million to $4.5 million for the three months ended September 30, 2020, as compared to the same period in 2019. Managed Services revenue decreased $0.4 million from last year due to the impact of some customers canceling contracts, delaying renewals and a slowdown in net new customers due to COVID-19 and customers holding off on purchasing or trying to reduce budgets. This impact also resulted in a reduction in our remaining performance obligations to $15.6 million as of September 30, 2020 compared to $23.0 million as of September 30, 2019. Consulting and professional services increased $0.1 million primarily due to $0,7 million decrease in revenue from legacy CynergisTek business as a result of COVID-19 offset by $0.8 million in new consulting and professional services revenues from the acquisition of Backbone, which was below expectations due in part to the impact of COVID-19 and customers minimizing spend for third-party contractors.

Cost of Revenue

Cost of revenue consists primarily of salaries and related expenses of direct labor and indirect support staff.  Cost of revenue was $2.9 million for the three months ended September 30, 2020, as compared to $3.2 million for the same period in 2019. We reduced salary and related costs by approximately $0.9 million and travel by $0.1 million, however these reductions were offset by higher software costs of $0.2 million used in our managed services and $0.5 million increase in cost of revenue from Backbone.

Gross margin was 35% of revenue for the three months ended September 30, 2020, and 34% for the same period in 2019. The slight improvement in gross margin is due to the targeted expense reductions we made over the last couple quarters along with reduced travel in reaction to the lower revenue and COVID-19.

Sales and Marketing

Sales and marketing expenses include salaries, commissions and expenses for sales and marketing personnel, travel and entertainment, and other selling and marketing costs. Sales and marketing expenses increased to $1.3 million for the three months ended September 30, 2020, as compared to $1.1 million for the same period in 2019.  This increase was due to an increase from Backbone to support their sales effort.

General and Administrative

General and administrative expenses include personnel costs for finance, administration, information systems, general management, facilities expenses, professional fees, legal expenses and other administrative costs including those required to be public. General and administrative expenses decreased $0.2 million to $1.5 million for the three months ended September 30, 2020 compared to $1.7 million for the three months ended September 30, 2019. The decrease is due to $0.4 million in expense reduction efforts taken to improve operating margins offset by $0.2 million in additional back office costs for Backbone. If necessary, we will continue to take additional actions to reduce expenses to restore operating margins and better position the Company for the current challenging economic environment and uncertainties in the health care market related to COVID-19.

Change in valuation of contingent earn-out

We performed a valuation of the contingent earn-out to a seller of CTEK Security, Inc. as of September 30, 2019 which resulted in a reduction of the previous estimate of $0.2 million related to the potential for payout for not meeting earn-out criteria in 2019.

Depreciation

Depreciation expense was consistent at $48,000 for the three months ended September 30, 2020 and 2019.

Amortization of Acquisition-Related Intangibles

Amortization of acquisition-related intangibles was $0.4 million for the three months ended September 30, 2020 compared to $0.5 million for the three months ended September 30, 2019. Amortization expense decreased over the comparable periods as a portion of the intangible assets became fully amortized.

Other Income (Expense)

Net interest expense for the three months ended September 30, 2020 was $24,000, compared to net interest income of $11,000 for the same period in 2019. The decrease was due to a lower outstanding cash balance and a lower interest rate earned on cash on hand in 2020.

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

Income Tax Benefit

Income tax benefit for the three months ended September 30, 2020 was $0.4 million, compared to income tax benefit of $0.2 million for the same period in 2019. These amounts were based on estimated annual income tax rates we anticipate for the year.

For the Nine Months Ended September 30, 2020, Compared to the Nine Months Ended September 30, 2019

Revenue

Revenue decreased $1.4 million to $14.2 million for the nine months ended September 30, 2020, as compared to the same period in 2019. Managed Services revenue decreased $0.1 million with recent sales from our newer managed services offerings offsetting declines due to the impact of some customers canceling or delaying renewals and a slowdown in net new customers due to COVID-19 and customers holding off on purchasing or trying to reduce budgets.  Consulting and professional services decreased $1.3 million due to $4.0 million lower revenue primarily from two legacy CynergisTek customers who had large non-recurring remediation contracts that completed most of the work in the first half of last year along with less business as a result of COVID-19.  This was offset by $2.7 million in revenues from the addition of the Backbone business.

Cost of Revenue

Cost of revenue was $9.7 million for the nine months ended September 30, 2020, as compared to $9.6 million for the same period in 2019. We incurred approximately $2.1 million less in salaries and related costs, due to the lower revenue from consulting and professional services and reduction in force and travel expenses to reduce costs in response to COVID-19.  This was offset by higher software costs of $0.5 million used in our managed services that included a catch-up after a customer signed an extended agreement and the $1.7 million increase in labor costs associated with Backbone.

Gross margin was 32% of revenue for the nine months ended September 30, 2020, and 38% for the same period in 2019. Although we reduced labor costs in our consulting and professional services, costs as a percent of revenue increased due to reduced operating leverage on decreased revenue, combined with increased cost of attracting and retaining talented cyber security employees and incremental costs associated with new managed services. These increased expenses, although partially offset by targeted expense reductions we made over the last couple quarters, along with continued lower revenue in legacy CynergisTek consulting and professional services and Backbone due to COVID-19, negatively impacted gross margins.

Sales and Marketing

Sales and marketing expenses increased to $4.5 million for the nine months ended September 30, 2020, as compared to $3.9 million for the same period in 2019.  This increase was due to an increase in headcount to support our efforts to grow revenue including Backbone, and additional systems cost to support automation.

General and Administrative

General and administrative expenses increased $0.6 million to $5.4 million for the nine months ended September 30, 2020 compared to $4.8 million for the same period in 2019. The increase is due to $0.5 million in severance related costs associated with expense reduction efforts taken to improve operating margins, $0.6 million in additional stock-based compensation, $0.5 million in additional costs for Backbone, offset by approximately $1.0 million in spend reductions associated with the reductions in force we started back in December of 2019. We continue to take additional actions to reduce expenses to restore operating margins and better position the Company for the current challenging economic environment and uncertainties in the health care market related to COVID-19.

Change in valuation of contingent earn-out

We performed a valuation of the contingent earn-out to a seller of CTEK Security, Inc. as of September 30, 2019 which resulted in a reduction of the previous payout estimate of $0.2 million for not meeting earn-out criteria in 2019.

Depreciation

Depreciation remained relatively consistent at $142,000 for the nine months ended September 30, 2020, as compared to $136,000 for the same period in 2019.

Amortization of Acquisition-Related Intangibles

Amortization of acquisition-related intangibles was $1.2 million for the nine months ended September 30, 2020 compared to $1.4 million for the nine months ended September 30, 2019. Amortization expense decreased over the comparable periods as a portion of the intangible assets are now fully amortized.

Finance Cost for Equity Commitment

In April 2020 we issued a warrant to an investor in return for an obligation by them to purchase our common stock at a stated price, upon our request and in our sole discretion. The fair value of this warrant of $390,000 is recorded as an expense at the time of issuance.

Other Income (Expense)

Net interest expense for the nine months ended September 30, 2020 was $68,000, compared to $0.4 million for the same period in 2019. The decrease was due to a lower outstanding debt balance after the payoff of the term loan and paydown of the promissory notes from the proceeds of the sale of the Managed Print Services business in March 2019.

Income Tax Benefit

Income tax benefit for the nine months ended September 30, 2020 was $1.6 million, compared to income tax benefit of $0.7 million for the same period in 2019. The increase is due to larger losses this year.  These amounts were based on estimated annual income tax rates we anticipate for the year.

Income from Discontinued Operations, Including Gain on Sale, Net of Tax

On March 20, 2019, we sold the net assets of our MPS business. The gain on the sale of this business together with the income from these discontinued operations totaled $18.9 million for the nine months ended September 30, 2019.

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

Liquidity and Capital Resources

As of September 30, 2020, our cash balance was $4.3 million, current assets minus current liabilities was positive $4.2 million and our non-current debt and lease obligations totaled $3.9 million. This includes $2.8 million of debt related to the Paycheck Protection Program loan that we anticipate will be fully forgiven as described in Note 9. The level of additional cash needed to fund operations and our ability to conduct business for the next twelve months will be influenced primarily by the following factors:

•our ability to manage our operating expenses and maintain gross margins while attracting, recruiting and retaining cybersecurity privacy professionals;

•demand for our services from healthcare providers; the near-term impact of the Coronavirus (COVID-19) on our customers allocation of time and resources to security and privacy, and their ability to pay for existing services as well as enter into new contractual arrangements during a period of crisis;

•general economic conditions and changes in healthcare reimbursement and regulatory environment, including effects of the COVID-19 epidemic; and

•our ability to collect accounts receivable from health care customers whose operations and cash flow have been significantly impacted by COVID-19.

We have historically funded our operating costs, acquisition activities, working capital requirements and capital expenditures with cash from operations, proceeds from the issuances of our common stock and other financing arrangements. Following the sale of the MPS Business in 2019, we are now a much smaller cybersecurity and privacy focused business with significantly lower debt balances and debt service obligations. However, we also have less scale over which to leverage our operating expenses and public company expenses and are currently operating in a cash flow negative position while we seek to maintain and grow our cybersecurity business during this uncertain time. For the three months ended September 30, 2020, we reported a loss from operations of $1.7 million.  After excluding $0.9 million of non-cash items for depreciation, amortization of intangibles, reduction-in force costs and stock-based compensation our adjusted loss from operations was $0.8 million. Cash used in operating activities was $1.0 million for the three months ended September 30, 2020.

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

We did experience a negative financial impact in the second and third quarters of 2020 due to COVID-19, primarily since many of the initial economic effects of the early stages of the COVID-19 pandemic resulting from the various shelter-in-place and other social distancing orders occurred towards the end of our first quarter. The severity and duration of the COVID-19 pandemic is uncertain and such uncertainty will likely continue in the near term and we will continue to actively monitor the situation taking into account the impact to our employees, customers and partners.

At the end of 2019 and throughout 2020 we reduced staffing levels to reduce expenses.  Our operating plan for the next twelve months includes permanent annualized cost reduction efforts totaling approximately $3.5 million and temporary cost reductions totaling approximately $2.0-$3.0 million the precise extent of which will depend on the duration of the COVID-19 disruptions to our customers and our short-term financial performance. In addition, we received a $2.8 million loan under the Coronavirus Aid, Relief, and Economic Security Act, which we anticipate will be fully forgiven, and we have an equity funding commitment in the amount of $2.5 million from an existing investor.  We could further reduce personnel and other variable and semi-variable costs to conserve cash and operate as a going concern. However, those actions if required, could negatively impact the long-term outlook of the business.

We believe that our existing sources of liquidity, including cash and cash equivalents, the equity commitment from an existing investor, future operating cash flows, and other assets will be sufficient to meet our projected capital needs for at least the next twelve months. As we execute our plans over the next twelve months, we intend to carefully monitor the impact on our operating expenses, working capital needs and cash balances relative to the availability of cost-effective debt and equity financing. In the event that capital is not available, we may then have to scale back operations, reduce expenses, and/or curtail future plans to manage our liquidity and capital resources.  However, we cannot provide assurance that we will be able to raise additional capital. The COVID-19 pandemic will likely continue to create uncertainty and volatility in the financial markets which may impact our operations and our ability to access capital and/or the terms under which we can do so.

The impact of the COVID-19 pandemic on the economy and our operations is fluid and constantly evolving; we will continue to assess a variety of measures to improve our financial performance and liquidity.

The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2020, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

As of September 30, 2020, expected future cash payments related to contractual obligations and commercial commitments were as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Promissory notes	$ 902,682	$ 613,048	$ 289,634	$ -	$ -
Paycheck Protection Program loan	2,863,256	1,749,053	1,114,203	-	-
Operating leases	448,793	382,089	66,704	-	-
Total	$ 4,214,731	$ 2,744,190	$ 1,470,541	$ -	$ -

The Company anticipates full forgiveness of the debt related to the Paycheck Protection Program loan as described in Note 9.

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

PART II - OTHER INFORMATION

ITEM 1A.  RISK FACTORS.

As of the date of this filing, except as set forth herein, there have been no material changes to the Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the Commission on March 30, 2020 (the “2019 Form 10-K”), as updated by the Risk Factors included in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020, filed with the Commission on May 14, 2020 and our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2020, filed with the Commission on August 13, 2020 (the “2020 Form 10-Qs”).  The Risk Factors set forth in the 2019 Form 10-K and 2020 Form 10-Qs should be read carefully in connection with evaluating our business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q.  Any of the risks described in the 2019 Form 10-K, the 2020 Form 10-Qs and this Quarterly Report on Form 10-Q could materially adversely affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made.  These are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The ultimate duration and impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows is dependent on future developments, including the duration of the pandemic, including repeat or cyclical outbreaks, subsequent “waves” and the related length of its impact on the global economy, which are uncertain and cannot be predicted at this time due to the daily evolution of the COVID-19 pandemic and the global responses to curb its spread. Furthermore, the extent to which our mitigation efforts are successful, if at all, is not presently ascertainable. However, we expect that our results of operations, including revenues, in future periods will continue to be adversely impacted by the COVID-19 pandemic and its negative effects on global economic conditions, which include a global recession, and that, as result of such effects, we may continue to be adversely affected even after the COVID-19 pandemic has subsided.

ITEM 5.  OTHER INFORMATION

On October 22, 2020, we filed a registration statement on Form S-3 (File No. 333-249615) to register an indeterminate number of securities.   The registration statement covers such indeterminate principal amount or number of shares of Common Stock, debt securities, warrants and number of units of the registrant with an aggregate initial offering price not to exceed $15,000,000. The registration statement on Form S-3 was declared effective on October 29, 2020.

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

CYNERGISTEK, INC.

Date:  November 12, 2020By:  /s/ Caleb Barlow

Caleb Barlow
President and Chief Executive Officer
(Principal Executive Officer)

Date:  November 12, 2020By:  /s/ Paul T. Anthony

Paul T. Anthony
Chief Financial Officer
(Principal Accounting Officer)