Form 10-K
period 2020-12-31
CYNERGISTEK, INC
filed 2021-03-25
CIK 1011432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 000-27507

———————

CYNERGISTEK, INC.

(Exact name of registrant as specified in its charter)

———————

Delaware	37-1867101
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11940 Jollyville Road, Suite 300N

Austin, Texas 78759

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (512) 402-8550

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value per share	CTEK	NYSE American

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the registrant’s common stock, $0.001 par value per share (“Common Stock”), held by non-affiliates of the registrant on June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $14.4 million (based on the closing price of the Common Stock on that date).  Shares of Common Stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting securities of the registrant were excluded, in that such persons may be deemed to be affiliates.  This determination of affiliate status is not a determination for other purposes.  The registrant has one class of securities, its Common Stock.

As of March 25, 2021, the registrant had 12,120,698 shares of Common Stock outstanding.

Documents Incorporated by Reference: Part III incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) for the 2021 Annual Meeting of Stockholders. The registrant’s definitive proxy statement will be filed with the U.S. Securities and Exchange within 120 days after December 31, 2020.

CYNERGISTEK, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

i

Cautionary Note Regarding Forward-Looking Statements

From time to time, we and our representatives may provide information, whether orally or in writing, including certain statements in this Annual Report on Form 10-K (this “Annual Report”), which are deemed to be “forward-looking” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that concern matters that involve risks and uncertainties which could cause actual results to differ materially from those projected in the forward-looking statements. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995 (the “Litigation Reform Act”) and are based on our beliefs as well as assumptions made by us using information currently available. All statements other than statements of historical fact contained in this Annual Report, including statements regarding future events, our future financial performance, our future business strategy and the plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions as more particularly described in the “Risk Factors” section of this Annual Report. For example, due to the recent outbreak of coronavirus (COVID-19), the United States economy has experienced substantial turmoil that has, and will likely continue to, cause disruptions to our and our customers’ supply chain and business operations, as well as social, economic, and labor instability. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended or using other similar expressions. In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Annual Report, any exhibits to this Annual Report and other public statements we make. Such factors are set forth in the “Business” section, the “Risk Factors” section, the “Legal Proceedings” section, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Annual Report, as well as in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations, except as required by applicable law.

PART I

ITEM 1.BUSINESS.

Company Overview

CynergisTek, Inc. (including our subsidiaries, CTEK Solutions, Inc., CTEK Security, Inc., Delphiis, Inc. and Backbone Enterprises, Inc.) (referred to collectively in this Annual Report, as “CynergisTek,” the “Company,” “we,” “our” and “us”) is engaged in the business of providing companies with cybersecurity, privacy and compliance services through our assessment and technical testing, remediation, management, and validation services. These services are delivered primarily through our three-year managed services agreements or short-term consulting and professional services engagements. We serve companies in highly regulated industries, including healthcare, higher education, technology, government, manufacturing, and the financial sector through the CynergisTek, Backbone Consulting and Redspin brands.  Our principal executive offices are located at 11940 Jollyville Road, Suite 300N, Austin, Texas, 78759.

Available Information

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

Background

CynergisTek, Inc. was originally incorporated under the laws of the State of Nevada on August 29, 1995, under the name Corporate Development Centers, Inc. On April 1, 2004, we acquired Alan Mayo and Associates, Inc. dba The Mayo Group (“TMG”), a managed print company.  TMG provided outsourced print management services to healthcare facilities throughout California.  After we acquired TMG, we changed our name to “Auxilio, Inc.” and changed the name of TMG’s former subsidiary to “Auxilio Solutions, Inc.” Effective July 1, 2014, we acquired Delphiis, Inc., a California corporation, which provides IT security consulting services.  On April 7, 2015, we acquired certain assets of Redspin, Inc. which provides IT security consulting services. On January 13, 2017, we acquired CynergisTek, Inc., a Texas corporation, which had the vision to help healthcare organizations assess risk and comply with regulatory measures and was one of the first organizations to follow the NIST Cybersecurity Framework, a standard now recognized by the Health Information Technology for Economic and Clinical Health Act (“HITECH”) 7898 amendment. The Company expanded into providing additional IT security consulting services and solutions. On October 31, 2019, we acquired Backbone Enterprises, Inc., a Minnesota corporation (“Backbone”), which provides similar services including IT audits.

Our Common Stock currently trades on the NYSE American under the symbol “CTEK.”

Principal Products and Services

We are engaged in the business of helping U.S. based companies in highly regulated industries, including healthcare, be prepared to handle unforeseen cyber threats, comply with regulations, and gain the confidence that their efforts are strengthening their security posture and building resilience. This is achieved through our cybersecurity, privacy and compliance services.

CynergisTek was born in healthcare and is one of the few consulting and advisory companies focused on converging security and privacy with a methodology to validate the rigor and effectiveness of their programs. We believe that our years of experience of understanding our clients’ unique challenges allows us to provide our customers with services designed around industry best practices to improve security controls, policies and procedures and to protect sensitive information. Our team of subject matter experts and consultants are comprised of knowledgeable professionals who have learned their craft both in the classroom and through years of practical on-the-job experience, including as policy makers, attorneys and leaders in cybersecurity, privacy and compliance.

Our services are categorized into four service groups, which are: assess, build, manage, and validate.  These services are designed to meet the client where they are in their security journey as recurring managed services under long-term contracts structured to provide a sustainable and growing program, or under shorter duration consulting or professional services engagements.

•Assess – identify, measure, and test security and privacy risk of an organization’s readiness and verify and validate their programs meet compliance and business objectives through IT audits, technical testing, and risk and program assessments.

•Build – develop policies and procedures and playbooks to help build out a fully comprehensive risk management program and provide resources to help organizations prioritize, implement and execute initiatives to strengthen their security and privacy programs.

•Manage - provide on-going management and oversight of specific components of an organization’s security and privacy programs to address or give alerts when an issue arises and to offer our expertise that they need to accelerate the effectiveness of their programs.

•Validate – verify the processes, people, and technology are working effectively and provide insight to the ROI of an organization’s security investment through advanced services requiring highly experienced resources and/or technology to deliver.

For sophisticated organizations our Managed Security Validation® program encompasses a bundle of services from the assess, build, manage, and validate categories to deliver clarity and guidance as a consistent partner helping maintain and grow their security infrastructure.

Competition

The competition in the healthcare industry market for cybersecurity, privacy and compliance services generally comes from large or niche consulting and technology firms and regional companies that offer multiple approaches but within a much smaller geographic footprint.  Examples include companies like Deloitte, Dell Secureworks, Coalfire, Fortified Health Security, Meditology and Clearwater Consulting.

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

•Our employees have broad experience in and outside of healthcare to bring a wide range of knowledge and best practices. At the present time, we have employees who formerly worked for the Office of Civil Rights, were Chief Information Security Officers, Chief Information Officers and Chief Compliance Officers at some of the leading healthcare institutions. In addition, our subject matter experts and consultants maintain multiple industry certifications including CISSP, CISM, CGEIT, CRISC, CISA, CBCP, CCIE, CCNP, CCNA, CHPC, CHRC, CHC, CIPP, CHPS, MCSE, SCSA, SCNA, CIA, ISSMP, CMMC Provisional Assessor, CMMC Registered Provider and ISSAP.

Customers

Most of our customers are considered part of the healthcare industry and third parties who provide services to the healthcare industry.  Recently we have increased our efforts to expand outside of healthcare into other highly regulated industries and now have customers that operate in a variety of industries, including education, financial services, government, internet and media, and manufacturing. The loss of any key customer could have a material adverse effect upon our financial condition, business, prospects and results of operation. For the year ended December 31, 2020, our largest customer represented approximately 11% of our revenues.

Intellectual Property

Our success depends in part upon our ability to protect our core intellectual property. We rely on, among other things, confidentiality safeguards and procedures, and employee non-disclosure and invention assignment agreements to protect our intellectual property rights. We also license software from third parties for integration into our procedures, including open-source software and other software available on commercially reasonable terms.

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

We maintain databases that contain the results of our assessment efforts. This allows us to anticipate our customers’ future needs by developing or offering existing services to meet those needs. These databases provide us with exclusive insight into the state of cybersecurity of our customers and the healthcare industry. We consider our intellectual property an important and valuable asset that enhances our competitive position.

We have trademark registrations in the United States for “CYNERGISTEK,” “MANAGED SECURITY VALIDATION” and the CynergisTek logo and should shortly obtain a trademark registration in the United States for “REDSPIN.”

Human Capital Resources

As of December 31, 2020, we had 107 full-time employees, including 80 employees engaged in providing services, 15 employees engaged in sales and marketing, and 12 employees engaged in general and administrative activities. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We are proud of our diversity efforts that include above industry averages in several minority categories and a high representation of veteran employees.  We believe our employee relations are good.

CynergisTek complies with all applicable state, local and international laws governing nondiscrimination in employment in every location in which we operate.  All applicants and employees are treated with the same high level of respect regardless of their gender, ethnicity, religion, national origin, age, marital status, political affiliation, sexual orientation, gender identity, disability or protected veteran status.

We value ongoing training to keep our employees’ skills current by providing them with an annual training budget, education assistance and a team with diverse skills for easy and collaborative cross-training opportunities. In addition to training from anyone on the team in areas of interest, employees are also empowered to train others.

CynergisTek is committed to the health, safety and wellness of its employees.  We have modified our business practices and implemented certain policies at our offices in accordance with best practices to accommodate, and at times mandate, remote work practices, including restricting employee travel, modifying employee work locations, and cancelling attendance at events and conferences. In addition, we have invested in employee safety equipment, re-designed workplaces as necessary and adapted new processes for interactions with our customers to safely manage our operations.

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

Our financial statements as of December 31, 2020 were prepared under the assumption that we will continue as a going concern for the next twelve months from the date of issuance of these financial statements. Our ability to continue as a going concern is dependent upon our ability to obtain additional financing, obtain further operating efficiencies, reduce expenditures, grow our security business, and ultimately, create cash flow profitable operations. We may not be able to raise capital or obtain additional capital on reasonable terms. Our financial statements do not include adjustments that would result from the outcome of this uncertainty.

A substantial portion of our business is dependent on our largest customers.

The loss of any key customer could have a material adverse effect upon our financial condition, business, prospects, and results of operation.  Our largest customer represented approximately 11% of our revenues for the year ended December 31, 2020.  A loss of any large customer could have a material impact on our operations that may require us to obtain equity funding or debt financing to continue our operations.  We cannot be certain that we will be able to obtain such financing on commercially reasonable terms, or at all.

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

The COVID-19 pandemic and ensuing governmental responses have negatively impacted, and could further materially adversely affect, our business, financial condition, results of operations and cash flow.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China. In January 2020, this coronavirus spread to other countries, including the United States, and efforts to contain the spread of this coronavirus intensified. The outbreak and any continued preventative or protective actions that governments or we may take in respect of this coronavirus may result in a continuing period of business disruption, reduced customer traffic and reduced operations. Any additional financial impact cannot be reasonably estimated at this time but may materially affect our business, financial condition and results of operations. The extent to which the coronavirus continues to impact our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus, future variants of the virus and the actions to contain the coronavirus or treat its impact, including the availability of vaccines among others. Moreover, the coronavirus outbreak has begun to have indeterminable adverse effects on general commercial activity and the world economy, and our business and results of operations could be adversely affected to the extent that this coronavirus or any other epidemic harms the global economy generally.

We have modified our business practices and implemented certain policies at our offices in accordance with best practices to accommodate, and at times mandate, remote work practices, including restricting employee travel, modifying employee work locations, and cancelling attendance at events and conferences. In addition, we have adapted new processes for interactions with our customers to safely manage our operations. Many of our customers have made similar modifications. If necessary, we may take further actions in the best interests of our employees, customers, partners and suppliers. In light of the economic downturn generated by the COVID-19 pandemic, we have taken steps to reduce expenses throughout the Company.  These reductions have, at various junctures, included limiting travel, discontinuing participation in trade shows and other business meetings and decreasing expenditures.  We restructured our operations to, among other things, reduce our workforce during 2020. We incurred costs as a result of the workforce reductions, including severance costs, which were recognized in 2020.  There is no certainty that such measures will be sufficient to mitigate the risks posed by COVID-19, in which case our employees may become sick, our ability to perform critical functions could be harmed, and our business and operations could be negatively impacted.

Further, our current and potential customers’ businesses, which are largely in the healthcare industry, could be disrupted or they could seek to limit spending, including shifting purchases to lower-priced or other perceived value offerings or reducing their purchases due to decreased budgets, reduced access to credit or various other factors, any of which could negatively impact the willingness or ability of such customers to order new, or any, services with us and ultimately adversely affect our revenues, as well as negatively impact the payment of accounts receivable and collections and potentially lead to write-downs or write-offs.

The ultimate duration and impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows is dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy, which remain uncertain and cannot be predicted at this time. Furthermore, the extent to which our mitigation efforts are successful, if at all, is not presently ascertainable.

The impact of any deterioration in the U.S. economy as a result of the coronavirus (COVID-19) outbreak may negatively affect our business.

A continued deterioration in the U.S. economy as a result of the coronavirus outbreak could result in continued turmoil.  The continued impact of this event on our business and the severity of an economic crisis is uncertain.  It is possible that a crisis (such as the coronavirus outbreak) in the U.S. economy could continue to adversely affect our business, vendors and prospects as well as our liquidity and financial condition.  This could continue to impact our ability to increase our customer base and customers could continue to delay deploying our services which could impact our ability to generate positive cash flows. Our current service offerings and our future growth may be minimized to a point that would be detrimental to our business development activities.  These events would be detrimental to our business prospects and result in material changes to our operations and financial position.

We may be subject to data breaches and cyber-attacks which could materially adversely affect our financial condition, our competitive position and operating results.

Data breaches and cyber-attacks could compromise our trade secrets and other sensitive information, be costly to remediate and cause significant damage to our business and reputation. The secure maintenance of this information is critical to our business and reputation. We believe that companies have been increasingly subject to a wide variety of security incidents, cyber-attacks, hacking and phishing attacks, and other attempts to gain unauthorized access or to cause disruption. These threats can come from a variety of sources, all ranging in sophistication from an individual hacker to a state-sponsored attack. Cyber threats may be generic, or they may be custom crafted against our information systems.

Cyber-attacks have become increasingly more prevalent and much harder to detect and defend against. Our network and storage applications, as well as those of our customers, business partners, and third-party providers, may be subject to unauthorized access, disruption or data manipulation by hackers or breached due to operator error, malfeasance or other system disruptions. It is often difficult to anticipate or immediately detect such incidents and the damage caused by such incidents. These data breaches and any unauthorized access, misuse, disruption, disclosure or modification of our information or intellectual property could compromise our intellectual property and expose sensitive business information, prevent us from accessing our systems or break integrity in our systems. Cyber-attacks on us or our customers, business partners or third-party providers could also cause us to incur significant remediation costs, result in product development delays, disrupt key business operations and divert attention of management and key information technology resources. Our data, corporate systems, third-party systems and security measures may be breached due to the actions of outside parties, employee error, malfeasance, a combination of these, or otherwise, and, as a result, an unauthorized party may obtain access to our data.  These incidents could also subject us to liability, expose us to significant expense and cause significant harm to our reputation and business.

In addition, we could be subject to claims for damages resulting from loss of data from alleged vulnerabilities in the security of our processors who work in our Patient Privacy Monitoring Services (PPMS) group. We have implemented tighter measures to reduce risk of outsiders accessing our client’s ePHI, including direct hardwired internet connections that are VLANed and all connections are encrypted with viewing access from the customer’s environment. For remote work of our PPMS resources we have benchmarked against DoD standards for secure system configuration and provided a VPN that meets ISO 27001 requirements to ensure the confidentiality of the data while not utilizing the internal VLANed network.  We also maintain confidential and personally identifiable information about our workers. The integrity and protection of our worker data is critical to our business and our workers have a high expectation that we will adequately protect their personal information, including medical records.

A breach in our data security, or that of our third-party service providers, could impact our networks creating system disruptions or slowdowns and exploiting security vulnerabilities of our systems, and the information stored on our networks or those of our third-party service providers could be accessed, publicly disclosed, altered, lost, stolen, or rendered inaccessible, which could subject us to liability and cause us financial harm. Although we have not yet experienced damages from unauthorized access by a third party of our internal network, any actual or perceived breach of network security in our systems or networks, or any other actual or perceived data security incident we or our third-party service providers suffer, could result in damage to our reputation, negative publicity, loss of channel partners, end-customers and sales, loss of competitive advantages over our competitors, increased costs to remedy any problems and otherwise respond to any incident, regulatory investigations and enforcement actions, costly litigation, and other liability. In addition, we may incur significant costs and operational consequences of investigating, remediating, eliminating and putting in place additional tools and devices designed to prevent actual or perceived security breaches and other security incidents, as well as the costs to comply with any notification obligations resulting from any security incidents. While we maintain cybersecurity insurance, our insurance may be insufficient to cover all liabilities incurred by these incidents, and any incidents may result in loss of, or increased costs of, our cybersecurity insurance. Any of these negative outcomes could adversely impact the market perception of our services and end-customer and investor confidence in our company and could seriously harm our business or operating results.

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

Legislation and regulation.

We are a cybersecurity, privacy and compliance consulting firm dedicated to serving highly regulated industries including the healthcare and government industries.  U.S. government agencies continue to implement extensive requirements on these industries. These have both positive and negative impacts with much remaining uncertain as to how various provisions will ultimately affect our customers and our business.  As to prospective legislation and regulation concerning collection, transmission, storage and use of healthcare and personal data, we cannot determine what effect additional state or federal governmental legislation, regulations, or administrative orders would have on our business in the future. New legislation or regulation may require the reformulation of our business to meet new standards, require us to cease operations, impose stricter qualification and/or registration standards, impose additional record keeping, or require expanded consumer protection measures (such as heightened notification procedures and data subject access rights).

Failure to comply with governmental laws and regulations could harm our business.

Our business is subject to regulation by various federal, state, local, and foreign governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, workplace safety, product safety, environmental laws, consumer protection laws, privacy and data-protection laws, antibribery laws (including the False Claims Act and the U.S. Foreign Corrupt Practices Act), federal securities laws, and tax laws and regulations. Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties, or injunctions. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation resulting from any alleged noncompliance, our business, operating results, and financial condition could be materially adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions, litigation, and sanctions against us, as well as any governmental sanctions or actions in which our employees act as “whistleblowers” against our customers under the False Claims Act or state false claims laws, could harm our business, operating results, financial condition and reputation.

We may be unable to recruit and maintain our senior management and other key personnel on whom we are dependent.

We are highly dependent upon senior management and key personnel, and we do not carry any life insurance policies on such persons. The loss of any of our senior management, or our inability to attract, retain and motivate the additional highly skilled employees and consultants that our business requires, could substantially hurt our business, prospects, financial condition and results of operations.  Competition for highly skilled personnel, particularly in cybersecurity, is often intense and could adversely affect our ability to retain qualified personnel. In addition, the industry in which we operate generally experiences high employee attrition. If we are unable to hire, integrate, train, or retain the qualified and highly skilled personnel required to fulfill our current or future needs, our business, financial condition, and operating results could be harmed.

Further, we believe that a critical contributor to our success and our ability to retain highly skilled personnel has been our corporate culture, which we believe fosters innovation, teamwork, passion for end-customers, focus on execution, and the facilitation of critical knowledge transfer and knowledge sharing. As we grow and change and move to a more remote work force, we may find it difficult to maintain these important aspects of our corporate culture. Any failure to preserve our culture as we grow could limit our ability to innovate and could negatively affect our ability to retain and recruit personnel, continue to perform at current levels or execute on our business strategy.

The market may not accept our services and solutions and we may not be able to continue our business operations.

Our services and solutions are targeted to regulated industries, like the healthcare market, and markets in which there are many competing service providers. Accordingly, the demand for our products and services is very uncertain. The market may not accept our services and solutions. Even if our services and solutions achieve market acceptance, they may fail to adequately address the market’s requirements.

Our business depends on generating and maintaining ongoing, profitable customer demand for our services and solutions.  A significant reduction in such demand or an inability to respond to the evolving technological environment could materially affect our results of operations.

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

Developments in the industries we serve, which may be rapid, also could shift demand to new services and solutions. If, as a result of new technologies or changes in the industries we serve, our customers demand new services and solutions, we may be less competitive in these new areas or need to make significant investment to meet that demand. Our growth strategy focuses on responding to these types of developments by driving innovation that will enable us to expand our business into new growth areas. We must continually address the challenges of dynamic and accelerating market trends, such as the emergence of advanced persistent threats in the security space. If we do not sufficiently invest in new technology and adapt to industry developments or evolve and expand our business at sufficient speed and scale, or if we do not make the right strategic investments to respond to these developments and successfully drive innovation, our services and solutions, our results of operations, and our ability to develop and maintain a competitive advantage and to execute on our growth strategy could be negatively affected. New solutions product development and introduction involves a significant commitment of time and resources and is subject to a number of risks and challenges including without limitation:

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

•Developing or expanding efficient sales and marketing channels.

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

Many of our contracts allow customers to terminate, delay, reduce or eliminate spending on the services and solutions we provide. Additionally, a customer could choose not to retain us for additional stages of a project, try to renegotiate the terms of its contract or cancel or delay additional planned work. When contracts are terminated or not renewed, we lose the anticipated revenues, and it may take significant time to replace the level of revenues lost. Consequently, our results of operations in subsequent periods could be materially lower than expected. The specific business or financial condition of a customer, changes in management and changes in a customer’s strategy are also factors that can result in terminations, cancellations or delays.

Consolidation in the healthcare industry could have an adverse effect on our revenues and results of operations.

The healthcare industry has been consolidating and organizations such as group purchasing organizations, independent delivery networks, and large single accounts continue to consolidate purchasing decisions for many of our healthcare provider customers. As a result, transactions with our customers are more complex and tend to involve more long-term contracts. The purchasing power of these larger customers has increased, and may continue to increase, causing downward pressure on product and services pricing. If we are not one of the privacy or cybersecurity service providers selected by one of these consolidated organizations, we may be precluded from making sales to its members or participants. Even if we are one of the selected service providers, we may be at a disadvantage relative to other selected providers that are able to offer volume discounts based on purchases of a broader range of products and/or services. Further, we may be required to commit to pricing that has a material adverse effect on our revenues and profit margins, business, financial condition and results of operations. We expect that market demand, governmental regulation, third-party reimbursement policies and societal pressures will continue to change the worldwide healthcare industry, resulting in further business consolidations and alliances, which may exert further downward pressure on the prices of our services and could adversely impact our business, financial condition, and results of operations.

Achieving the desired benefits of recent acquisitions may be subject to a number of challenges and uncertainties which make it hard to predict the future success of each entity.

We have completed several acquisitions in recent years with expected benefits including, among other things, operating efficiencies, procurement savings, innovation, sharing of best practices and increased market share that may allow for future growth.  Achieving the anticipated benefits may be subject to a number of significant challenges and uncertainties, including, without limitation, whether unique corporate cultures will work collaboratively in an efficient and effective manner, the coordination of separate organizations, the possibility of imprecise assumptions underlying expectations regarding potential synergies and the integration process, unforeseen expenses and delays, and competitive factors in the marketplace.  We could also encounter unforeseen transaction and integration-related costs or other circumstances such as unforeseen liabilities or other issues.  We are highly dependent upon key personnel from these acquisitions and the loss of any of these key personnel, or our inability to retain and motivate these employees, could substantially hurt our future growth and results of operations.  This includes retention risk as a result of missing earnout targets that could negatively impact employee compensation. Many of these potential circumstances are outside of our control and any of them could result in increased costs, decreased revenue, decreased synergies and the diversion of management time and attention.  If we are unable to achieve our objectives within the anticipated time frame, or at all, the expected benefits may not be realized fully or at all, or may take longer to realize than expected, which could have an adverse effect on our business, financial condition and results of operations.

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

We are indebted to a former shareholder of CTEK Security, Inc. in the aggregate principal amount of approximately $0.7 million pursuant to a promissory note with a maturity date in March 2022 and we received loan funding from the SBA pursuant to the CARES Act of $2.8 million that the Company does anticipate will be fully forgiven.  Our resulting level of indebtedness and other financial obligations increase the possibility that we may be unable to pay, when due, the principal of, interest on, or other amounts due in respect of, our indebtedness.   If the CARES Act loan is not forgiven and we are unable to pay our indebtedness when due, this could result in a default. In such event, the lender may elect (after the expiration of any applicable notice or grace periods) to declare, together with accrued and unpaid interest and other amounts payable under the note, to be immediately due and payable. Any such occurrence would have an immediate and materially adverse impact on our business and results of operations.

Risks Related to the Market for Our Securities

Because the public market for shares of our Common Stock is limited, stockholders may be unable to resell their shares of Common Stock.

Currently, there is only a limited public market for our Common Stock on the NYSE American and our stockholders may be unable to resell their shares of Common Stock. As of December 31, 2020, the average daily trading volume of our Common Stock was not significant, and it may be more difficult for our stockholders to sell their shares in the future, if at all. Historically, the effects have not been significant, but this could change.

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

The market for our Common Stock is volatile, having ranged from January 1, 2020 through December 31, 2020 from a low of $0.96 to a high of $4.04 per share. The market price for our Common Stock has been, and is likely to continue to be, volatile. Due in part to the outbreak of Covid-19, our Common Stock, and the stock market as a whole, has recently experienced substantial volatility.  The following factors, among others, may cause significant fluctuations in the market price of shares of our Common Stock:

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

The factors discussed above may depress or cause volatility of our share price, regardless of our actual operating results. The stock market has recently experienced extreme price and volume fluctuations. The market prices of securities of companies have experienced fluctuations that often have been unrelated or disproportionate to their results of operations. Market fluctuations could result in extreme volatility in the price of shares of our Common Stock, which could cause a decline in the value of your investment. Price volatility may be greater if the public float and trading volume of shares of our Common Stock is low.  In addition, the highly volatile nature of our stock price may cause investment losses for our stockholders. In the past, securities class action litigation has often been brought against companies following periods of volatility in the market price of their securities. If securities class action litigation is brought against us, such litigation could result in substantial costs while diverting management’s attention and resources.

There are a large number of shares of Common Stock that may be issued or sold, and if such shares are issued or sold, the market price of our Common Stock may decline.

As of December 31, 2020, we had 12,024,967 shares of our Common Stock outstanding and 33,333,333 shares authorized.

If all warrants, options and restricted stock grants outstanding as of December 31, 2020 are exercised prior to their expiration, up to approximately 2.3 million additional shares of Common Stock could become freely tradable. Such sales of substantial amounts of Common Stock in the public market could adversely affect the prevailing market price of our Common Stock and could also make it more difficult for us to raise funds through future offerings of Common Stock.

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

We anticipate that we may raise substantial additional capital to achieve our business objectives through public and private offerings. We have an effective shelf registration statement under which we have raised $1.8 million, with the ability to raise capital through the issuance of equity or debt securities subject to the rules and regulations of the Securities Act.  We cannot assure you that we will be able to sell shares or other securities in any offering at a price per share that is equal to or greater than the price per share paid by investors in previous offerings, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders. The price per share at which we sell additional shares of our Common Stock or other securities convertible into or exchangeable for our Common Stock in future transactions may be higher or lower than the price per share in previous offerings. The future issuance of the Company’s equity securities will further dilute the ownership of our outstanding Common Stock.  Additionally, we have a two-year $2.7 million maximum contingent earnout obligation to the shareholders of Backbone Consulting, Inc. related to our recent acquisition that allows the Company to settle this obligation with shares of common stock at the fair market value on the date earned.  The market price of our Common Stock has been, and may continue to be, highly volatile, and such volatility could cause the market price of our Common Stock to decrease and could cause stockholders to lose some or all of their investment in our Common Stock.

We may not be able to maintain our NYSE American listing

Our common stock has been listed on the NYSE American since 2017. If we are unable to satisfy the continued listing standards of the NYSE American, which include, among others, minimum stockholders’ equity, market capitalization, pre-tax income and per share sales price, our common stock may be delisted. If our common stock is delisted, we would be forced to have our common stock quoted on the OTC Markets or some other quotation medium, depending on our ability to meet the specific requirements of those quotation systems. In that case, we may lose some or all of our institutional investors, and selling our common stock on the OTC Markets would be more difficult because smaller quantities of shares would likely be bought and sold and transactions could be delayed. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of our common stock. If this happens, we will have greater difficulty accessing the capital markets to raise any additional necessary capital.

General Risk Factors

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

We are subject to the risk of disruption by earthquakes, floods and other natural disasters, fire, power shortages, geopolitical unrest, war, terrorist attacks and other hostile acts, public health issues, epidemics or pandemics and other events beyond our control and the control of the third parties on which we depend. Any of these catastrophic events, whether in the United States or abroad, may have a strong negative impact on the global economy, our employees, facilities, partners, suppliers, distributors or customers, and could decrease demand for our products and services, create delays and inefficiencies in our supply chain and make it difficult or impossible for us to deliver products or services to our customers. For example, the 2019 outbreak of a novel strain of coronavirus originating in Wuhan, China, that has since spread across the globe in which we and our customers operate, including the United States. This outbreak has resulted in disruptions to our and our customer’s supply chain and business operations. Global health concerns, such as coronavirus, have resulted in social, economic, and labor instability in the countries in which we or our customers and suppliers operate. These uncertainties could continue to have a material adverse effect on our business and our results of operation and financial condition. In addition, a catastrophic event that results in the destruction or disruption of our data centers or our critical business or information technology systems would severely affect our ability to conduct normal business operations and, as a result, our operating results would be adversely affected

The forward-looking statements contained in this Annual Report may prove incorrect.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We lease approximately 5,000 square feet of office space at 11940 Jollyville Road, Austin, Texas 78759. This lease terminates May 31, 2022. We also lease approximately 3,700 square feet of office space at 50 South 6th Street, Minneapolis, Minnesota. This lease terminates in July 2021.

We lease approximately 18,000 square feet of office space on the 2nd floor, referred to as Suite 200, and a portion of the basement (the “Mission Viejo Premises”), in the building located at 27271 Las Ramblas, Mission Viejo, California 92691, pursuant to an Office Building Lease (the “Mission Viejo Lease”) dated June 26, 2015, with MVPlaza, Inc. The term of the Mission Viejo Lease commenced on or about October 1, 2015 and terminates in April 2021.  We sublease the Mission Viejo Premises pursuant to two Sublease Agreements that terminate April 15, 2021.

We expect that the current leased premises will be satisfactory until the future growth of our business operations necessitates an increase in office space.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings, nor has any material proceeding been terminated during the fiscal year ended December 31, 2020.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information.

Our Common Stock trades on the NYSE American under the symbol “CTEK.”

Holders

On March 25, 2021, we had approximately 75 stockholders of record.

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

Repurchases

During the fiscal year ended December 31, 2020, we did not repurchase any of our securities.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain information as of December 31, 2020 with respect to our existing equity compensation plans under which shares of our Common Stock are authorized for issuance.

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuances Under Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plan options approved by security holders (1) (2)	540,839	$2.22	1,472,555
Equity compensation plan restricted stock units approved by security holders (2)	723,350	-	-
Equity compensation plans not approved by security holders (3) (4)	1,077,779	$3.55	-
Total	2,341,968		1,472,255

(1)These plans consist of the 2011 Stock Incentive Plan, and the 2020 Equity Incentive Plan, each as amended.

(2)Represents restricted stock units issued under the 2011 Stock Incentive Plan and the 2020 Equity Incentive Plan. Since these plans include option grants, the number of securities remaining available for future issuances is combined.

(3)From time to time and at the discretion of the Board, we may issue options or warrants to our key individuals or officers as compensation.

(4)  Includes warrants to purchase 500,000 shares of common stock in consideration of a Securities Purchase Agreement with an existing investor.  The detailed terms and conditions of such agreement was filed as Exhibits 10.1 and 10.3, respectively, to our 8-K filed with the SEC on April 7, 2020.

ITEM 6. SELECTED FINANCIAL DATA.

As a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, we are not required to include this information in our Annual Report.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion presents information about our consolidated results of operations, financial condition, liquidity and capital resources and should be read in conjunction with our consolidated financial statements and the notes thereto beginning on page F-1 of this Annual Report.

Overview

We are engaged in the business of helping U.S. based companies in highly regulated industries, including healthcare, be prepared to handle unforeseen cyber threats, comply with regulations, and gain the confidence that their efforts are strengthening their security posture and building resilience. This is achieved through our cybersecurity, privacy and compliance services.

CynergisTek was born in healthcare and is one of the few consulting and advisory companies focused on converging security and privacy with a methodology to validate the rigor and effectiveness of their programs. Our years of experience of understanding our client’s unique challenges allows us to provide our customers with services designed around industry best practices to improve security controls, policies and procedures and to protect sensitive information. Our team of subject matter experts and consultants are comprised of knowledgeable professionals who have learned their craft both in the classroom and through years of practical on-the-job experience, including as policy makers, attorneys and leaders in cybersecurity, privacy and compliance.

Our services are categorized into four service groups, which are: assess, build, manage, and validate.  These services are designed to meet the client where they are in their security journey as recurring managed services under long-term contracts structured to provide a sustainable and growing program or under shorter duration consulting or professional services engagements.

•Assess – identify, measure, and test security and privacy risk of an organization’s readiness and verify and validate their programs meet compliance and business objectives through IT audits, technical testing, and risk and program assessments.

•Build – develop policies and procedures and playbooks to help build out a fully comprehensive risk management program and provide resources to help organizations prioritize, implement and execute initiatives to strengthen their security and privacy programs.

•Manage - provide on-going management and oversight of specific components of an organization’s security and privacy programs to address or give alerts when an issue arises and to offer our expertise that they need to accelerate the effectiveness of their programs.

•Validate – verify the processes, people, and technology are working effectively and provide insight to the ROI of an organization’s security investment through advanced services requiring highly experienced resources and/or technology to deliver.

For sophisticated organizations our Managed Security Validation® program encompasses a bundle of services from the assess, build, manage, and validate categories to deliver clarity and guidance as a consistent partner helping maintain and grow their security infrastructure.

Prior to March 20, 2019, we provided document solutions to the healthcare industry.  See Note 20 to the consolidated financial statements regarding discontinue operations.

Impact of COVID-19 Pandemic

In December 2019, a novel strain of the coronavirus (COVID-19) surfaced, which spread globally and was declared a pandemic by the World Health Organization in March 2020. The challenges posed by the COVID-19 pandemic on the global economy increased significantly in the first several months of 2020. In response to COVID-19, national and local governments around the world instituted certain measures, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, curfews, shelter-in-place orders and recommendations to practice social distancing.

In planning for the possible disruption of our business, we have taken steps to reduce expenses throughout the Company.  This included substantially reducing Company travel for a period of time, as well as our participation in trade shows and other business meetings and decreasing expenditures.  We also implemented workforce reductions during 2020, decreasing employment and related expenses.  Continued progression of the pandemic could result in a decline in customer orders, as our customers could shift purchases to lower-priced or other perceived value offerings or reduce their purchases of our services due to decreased budgets, reduced access to credit or various other factors, which could have a material adverse impact on our results of operations and cash flow.  While the current impacts of COVID-19 are reflected in our results of operations, we cannot at this time separate the direct COVID-19 impacts from other factors that cause our performance to vary from year to year. The ultimate duration and impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows is dependent on future developments, including the duration and severity of the pandemic, and the related length of its impact on the global economy, which are uncertain and, given the daily evolution of the COVID-19 pandemic and the global responses to curb its spread, cannot be predicted at this time. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of its national and, to some extent, global economic impact, including any recession that has occurred or may occur in the future. Furthermore, the extent to which our mitigation efforts are successful, if at all, is not presently ascertainable.  However, we anticipate that our results of operations in future periods may continue to be adversely impacted by the COVID-19 pandemic and its negative effects on global economic conditions. For additional risks relating to the COVID-19 pandemic, see Item 1A. Risk Factors in Part II of this report.

Results of Operations

Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

Net Revenue

Revenue was $18.9 million for the year ended December 31, 2020, as compared to $21.4 million for the same period in 2019.  Managed Services revenue decreased $0.4 million with recent sales from our newer managed services offerings offsetting declines due to the impact of some customers canceling or delaying renewals and a slowdown in net new customers due to COVID-19 and customers holding off on purchasing or trying to reduce budgets.  Consulting and professional services decreased $2.1 million due primarily to $5.4 million lower revenue from three customers who completed contract work in the first half of 2020 and less business as a result of COVID-19.  This was offset by $2.9 million in additional revenues from Backbone with a full twelve months as part of the Company compared to two months in fiscal year 2019.

While the potential impacts of the COVID-19 pandemic in coming months and quarters remain uncertain, such effects have the potential to adversely impact our customers and our services. Although negative effects could adversely affect our future services, operations and financial results, the pandemic has also provided opportunities with new services we have developed and new industries that we have started to target that have resulted in a recent increase in sales activity that could increase demand for our services and the size of our target market in the future.

Cost of Revenues

Cost of revenue primarily consists of salaries and related expenses for direct labor and indirect support staff.  Cost of revenue was $12.6 million for the year ended December 31, 2020, as compared to $13.0 million for the same period in 2019. We incurred approximately $2.6 million less in salaries and labor related costs, due to the lower revenue from consulting and professional services and reduction in force and travel expenses to reduce costs in response to COVID-19.  This was offset by higher software costs of $0.5 million used in our managed services that included a catch-up after a customer signed an extended agreement and the $1.7 million increase in labor costs associated with Backbone.

Gross margin was 33% of revenue for the year ended December 31, 2020, and 39% for the same period in 2019. Although we reduced labor costs in our consulting and professional services, costs as a percent of revenue increased due to reduced operating leverage on decreased revenue, combined with increased cost of attracting and retaining talented cyber security employees and incremental costs associated with new managed services. These increased expenses, although partially offset by targeted expense reductions we made over the last couple quarters, along with continued lower revenue in legacy CynergisTek consulting and professional services and Backbone due to COVID-19, negatively impacted gross margins.

Sales and Marketing

Sales and marketing expenses include salaries, commissions and expenses for sales and marketing personnel, travel and entertainment, and other selling and marketing costs. Sales and marketing expenses were $5.6 for the year ended December 31, 2020, as compared to $5.3 million for the same period in 2019. This increase was due to an increase in payroll related costs to hire, retain and support our sales and marketing team to support our efforts to grow revenue including Backbone, and additional systems cost to support automation.

General and Administrative

General and administrative expenses include personnel costs for finance, administration, human resources, information systems, and general management, as well as facilities expenses, professional fees, legal expenses and other administrative costs. General and administrative expenses were $6.5 million for the years ended December 31, 2020 compared to $6.9 million for the same period in 2019. There was an increase of $0.2 million in additional stock compensation expense and $0.3 million in higher public company costs and recruiting costs offset by a $0.6 million reduction in labor and travel expenses associated with expense reduction efforts taken to improve operating margins and a bad debt recovery of $0.3 million.

Valuation of Contingent Earnout

In 2020, we performed a valuation of the contingent earn-out to the sellers of Backbone.  We did not achieve the year one earnout target and marked down the balance from $2.4 million to $1.3 million for the potential of achieving a portion of the year two and three targets.  This resulted in a gain from the reduction of the contingent earnout liability of $1.1 million decreasing operating expenses in 2020.

In 2019 we performed a valuation of the contingent earn-out to the sellers of CTEK Security, Inc. and marked down the balance $0.2 million to $0 for not hitting the 2020 target.

Depreciation

Depreciation increased to $190,000 for the year ended December 31, 2020 as compared to $180,000 for the same period in 2019 due to an increase in purchased software related to automation tools.

Amortization

Amortization expense decreased slightly to $1.7 million for the year ended December 31, 2020 compared to $1.9 million for same period in 2019.  Amortization expense decreased over the comparable periods because a portion of the intangible assets are now fully amortized.

Impairment of Goodwill and Definite-Live Intangible Assets and Revision of Useful Life

At the end of 2020, we identified circumstances in our business and in the marketplace, including the impact of COVID-19 on revenue growth and market valuation, that indicated that our goodwill and long-lived assets could be impaired.  The Company engaged a valuation expert to assist management in updating its analysis of the fair value of the intangible assets and goodwill. As a result of this analysis the Company recorded an impairment loss to goodwill and intangible assets of $16.4 million, which was charged to operating expenses in the current period.

At the end of 2019, we made the decision to phase out the Delphiis acquired technology to move to another third-party platform that provides more flexibility in the services we provide and allows us to reduce expenses related to maintaining this tool.  As a result, we updated our evaluation of the estimated useful life of the related intangible asset and accelerating amortization of the remaining balance of $77,000 in 2019. Additionally, we identified events and circumstances related to the future revenue projections of the cybersecurity consulting business we acquired in 2017 compared to the original projections that indicated we should review our long-lived assets for impairment.  The Company engaged a valuation expert to assist management in updating its analysis of the fair value of the intangible assets. We determined that the carrying value of customer relationships exceeded its estimated fair value resulting in an impairment charge of $0.6 million in 2019.

Finance Cost for Equity Commitment

Upon entering into a Securities Purchase Agreement, the Company issued a warrant to purchase up to 500,000 shares of common stock in consideration of an investors obligation to purchase shares, at an exercise price of $2.50 per share. The fair value of this warrant was $390,000. See Note 12 for additional details.

Other Income (Expense)

Net interest expense for the year ended December 31, 2020 was $0.1 million compared to $0.6 million for the same period in 2019.  The decrease was due to a lower outstanding debt balance after the payoff of the term loan and paydown of the promissory notes from the proceeds of the sale of the managed print services business.

Income Tax Benefit

Income tax benefit was $5.0 million for the year ended December 31, 2020 as compared to $1.5 million in 2019. The increase is due to larger losses this year. Income tax benefit is based on estimated annual income tax rates that we anticipate for the tax years.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before January 01, 2021. In addition, the CARES Act allows NOLs incurred in taxable years beginning after December 31, 2017 and before January 01, 2021 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company is currently evaluating the impact of various provisions of the CARES Act, but at present, expects that the NOL carryback provision of the CARES Act would result in a material cash benefit to us.

Income from Discontinued Operations, Including Gain on Sale, Net of Tax

On March 20, 2019, we sold our assets used in the provision of our managed print services business division and the buyer assumed certain liabilities relating to this business. See Note 20 for additional details.

Liquidity and Capital Resources

As of December 31, 2020, our cash balance was $5.6 million, current assets minus current liabilities was positive $7.7 million and our non-current debt and lease obligations, excluding contingent earnout liability of $1.3 million, totaled $3.0 million. This includes $2.8 million of debt related to the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) loan, received pursuant to the CARES Act, that we anticipate will be fully forgiven as described in Note 9. The level of additional cash needed to fund operations and our ability to conduct business for the next twelve months will be influenced primarily by the following factors:

•our ability to manage our operating expenses and maintain gross margins while attracting, recruiting and retaining cybersecurity privacy professionals;

•demand for our services from healthcare providers; the near-term impact of the COVID-19 on our customers allocation of time and resources to security and privacy, and their ability to pay for existing services as well as enter into new contractual arrangements during a period of crisis;

•general economic conditions and changes in healthcare reimbursement and regulatory environment, including effects of the COVID-19 epidemic; and

•our ability to collect accounts receivable from health care customers whose operations and cash flow have been significantly impacted by COVID-19 pandemic.

We have historically funded our operating costs, acquisition activities, working capital requirements and capital expenditures with cash from operations, proceeds from the issuances of our common stock and other financing arrangements. Following the sale of the MPS Business in 2019, we are now a much smaller cybersecurity and privacy focused business with significantly lower debt balances and debt service obligations. However, we also have less scale over which to leverage our operating expenses and public company expenses and are currently operating in a cash flow negative position while we seek to maintain and grow our cybersecurity business during this uncertain time. Our most recent results for the most recent three months ended December 31, 2020, we reported a loss from operations of $16.3 million.  After excluding $15.9 million of non-cash items for depreciation, amortization of intangibles, stock-based compensation, change in valuation of contingent earn-out and impairment of intangible assets and goodwill our adjusted loss from operations was $0.3 million. Cash used in operating activities was $0.4 million for the three months ended December 31, 2020. Additionally, since September 30, 2020 we saw an increase in our pre-sold revenue of $1.6 million to $17.2 million, at December 31, 2020.

In late 2019, a novel strain of coronavirus (COVID-19) was first detected in Wuhan, China. Following the outbreak of this virus, governments throughout the world, including in the United States of America, have quarantined certain affected regions, restricted travel and imposed significant limitations on other economic activities. Our customer base is heavily concentrated in the healthcare provider space.  This part of the healthcare industry has indicated that they are seeing significant financial losses, have furloughed employees and are expressing uncertainty as to the short and long-term financial stability of their businesses.  Our operations team is closely monitoring the impact to the Company’s business, including its cash flows, customers and employees. We have heard and are working with a number of our active customers since the outbreak began providing relief in the form of extended payment terms and other contractual restructurings.  If the situation continues to impact our customers cash flow or resources available for cybersecurity and privacy projects, our cash flows, financial position and operating results for fiscal year 2021 and beyond will be negatively impacted.

We did experience a negative financial impact from March through the end of 2020 that will continue to impact revenue and earnings for the foreseeable future due to COVID-19, primarily since many of the initial economic effects of the early stages of the COVID-19 pandemic resulting from the various shelter-in-place and other social distancing orders occurred towards the end of our first quarter of 2020. The severity and duration of the COVID-19 pandemic is uncertain and such uncertainty will likely continue in the near term and we will continue to actively monitor the situation taking into account the impact to our employees, customers and partners.

At the end of 2019 and throughout 2020 we reduced staffing levels to reduce expenses that included permanent and temporary cost reductions the precise extent of which will depend on the duration of the COVID-19 disruptions to our customers and our short-term financial performance. In addition, we received a $2.8 million PPP loan CARES Act, which we anticipate will be fully forgiven.  With the proceeds from the PPP Loan, we have tried to minimize staff reductions in the areas of Sales and Delivery, the primary customer facing roles, to lessen the impact to our customers during this time of heightened security risks for the healthcare industry. If necessary, we could further reduce personnel and other variable and semi-variable costs to conserve cash and operate as a going concern. However, those actions if required, could negatively impact the long-term outlook of the business.

On November 12, 2020, we entered into the Equity Distribution Agreement with the Agent under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $5.0 million in an “at-the-market” or ATM offering, to or through the Agent.  Pursuant to the Equity Distribution Agreement, sales of the common stock, if any, will be made under the Company’s effective Registration Statement on Form S-3 (File No. 333-249615), previously filed with the Securities and Exchange Commission on October 22, 2020, and the prospectus supplement relating to this offering, filed on November 12, 2020, by any method that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended, including block transactions. The Agent agreed to use commercially reasonable efforts to sell the common stock from time to time, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company may impose).  The Company agreed to pay the Agent a commission of three percent (3.0%) of the gross sales price per share of any common stock sold through the Agent under the Equity Distribution Agreement, and also has provided the Agent with customary indemnification rights.

Through December 31, 2020, the Company received gross proceeds under the Agreement of $2,027,000 from the issuance of 1,315,000 shares of our common stock, and paid an aggregate of $61,000 to the Agent in commissions and $123,000 in other offering-related expenses, yielding net proceeds of $1,843,000.

We believe that our existing sources of liquidity, including cash and cash equivalents, the proceeds from the PPP loan, the ability to raise equity under our shelf registration (including via the Equity Distribution Agreement) and future operating cash flows, and other assets will be sufficient to meet our projected capital needs for at least the next twelve months. As we execute our plans over the next twelve months, we intend to carefully monitor the impact on our operating expenses, working capital needs and cash balances relative to the availability of cost-effective debt and equity financing. In the event that capital is not available, we may then have to scale back operations, reduce expenses, and/or curtail future plans to manage our liquidity and capital resources.   However, we cannot provide assurance that we will be able to raise additional capital. The COVID-19 pandemic will likely continue to create uncertainty and volatility in the financial markets which may impact our operations and our ability to access capital and/or the terms under which we can do so.

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

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist primarily of purchase and other commitments arising in the normal course of business, as further discussed below under the section “Contractual Obligations, Contingent Liabilities and Commitments.” As of December 31, 2020, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

•Managed services

•Consulting and professional services

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CynergisTek, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

Emphasis of a Matter

As disclosed in Note 20 to the consolidated financial statements, the Company sold its assets used in the provision of its managed print services business division in March 2019. Our opinion is not modified with respect to this matter.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition

Critical Audit Matter Description

The Company’s main revenue stream is Managed Services, which includes certain multi-year contracts that provide several of the Company’s services.  Such contracts are recognized ratably over a period of time that matches the term of the respective contract (usually 3 to 5 years).  For such contracts, management believes that the services received by the customer benefit them over the total contract period and is considered one performance obligation.

Our assessment of management’s evaluation of the appropriate methodology in recognizing revenue is significant due to the related audit effort requiring significant audit judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to the Company’s revenue recognition for these long-term customer contracts included the following:

•We evaluated management’s application of the terms of the customer contracts for compliance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers.

•We evaluated the reasonableness of management’s assumption that customers receive the benefits over the total contract period.

•We tested the mathematical accuracy of management’s calculations and the associated timing of revenue recognized in the consolidated financial statements over the contractual term.

•We selected a sample of revenue transactions and obtained the related customer contracts and performed the following procedures:

oRead the customer contract and other related documents to understand the nature and timing of the services to be delivered.

oTested management’s identification and proper accounting of the contract terms in accordance with the relevant accounting literature.

Amortizable Intangible Assets and Goodwill Impairment Assessment

Critical Audit Matter Description

Management is required to assess potential impairment as follows: (1) definite-lived intangible assets when indicators of impairment exist, and (2) goodwill at least annually (on December 31) or when indicators of impairment exist.  As of December 31, 2020, goodwill and net intangible assets were approximately $14.5 million, or about 45% of the Company’s total assets.  To the extent management identifies impaired intangible assets or goodwill, the Company will record impairment losses.

For definite-lived intangible assets, management evaluates these intangible assets for impairment when events or circumstances indicate that the carrying amount of these assets may not be recoverable.  The recoverability is based on management’s estimates of future undiscounted cash flows to be generated from the intangible assets.  These estimates may be different from actual results due to a number of factors, some of which may be outside of the Company’s control. Significant judgments and assumptions are required in estimating future undiscounted cash flows and remaining useful lives.

For goodwill, management’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value.  Management engaged a third-party valuation specialist to assist them in determining the fair value of the reporting units.  The determination of the fair value uses both a discounted cash flow methodology and a market comparison approach of similar public enterprises.  The discounted cash flow methodology requires management to make significant estimates and assumptions related to forecasts of future events for revenues, expenses, operating profit, capital expenditures and discount rates. The market comparison approach requires management to identify similar public companies and transactions, which requires significant judgement as to which companies share similar characteristics of the Company.  Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both.

Given the significant estimates and assumptions involved in assessing the potential impairment on the Company’s existing definite-lived intangible assets and goodwill, the related audit effort required significant auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s forecasts of revenues, expenses, operating profit, and the selection of discount rates included the following, among others:

•We evaluated management’s ability to accurately forecast revenue, expenses and operating profit by comparing actual results to management’s historical forecasts.

•We evaluated management’s forecasts by comparing the forecasts to other relevant information such as (1) internal communications to management and the Board of Directors, (2) industry information, and (3) relevant customer communications.

•Management engaged third party valuation specialists and we evaluated the (1) valuation methodology, (2) multiples of revenue and earnings used in the market comparison approach, including testing the underlying source information, (3) the discount rates used, and 4) testing the mathematical accuracy of the calculations.

•We evaluated the allocation of the Company’s estimated fair value to its reporting units and the comparison of the Company’s estimated fair value to its market capitalization.

•We recalculated the impairment recorded for goodwill of $15.6 million and on the intangible asset of $0.9 million based on the excess of the carrying values of goodwill and intangible assets over their estimated fair values as of December 31, 2020.

•We evaluated the qualifications and experience of the valuation specialist hired by management in accordance with our professional standards.

/s/ HASKELL & WHITE LLP

We have served as the Company’s auditor since 2005.

Irvine, California

March 25, 2021

CYNERGISTEK, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$ 5,613,654	$ 5,328,726
Accounts receivable, net of allowance for doubtful accounts	2,063,136	3,210,726
Unbilled services	566,713	539,535
Prepaid and other current assets	2,032,420	1,205,769
Income taxes receivable	1,680,866	-
Total current assets	11,956,789	10,284,756

Property and equipment, net	541,525	946,219
Deposits	64,586	72,486
Deferred income taxes	4,959,125	1,836,258
Intangible assets, net	6,063,617	8,585,882
Goodwill	8,394,483	23,983,483
Total assets	$ 31,980,125	$ 45,709,084
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 1,326,919	$ 638,864
Accrued compensation and benefits	814,830	1,066,770
Deferred revenue	1,265,864	1,437,859
Income taxes payable	-	31,976
Current portion of promissory note to related parties	562,500	562,500
Current portion of operating lease liability	252,398	533,371
Total current liabilities	4,222,511	4,271,340

Long-term liabilities:
Earnout liability	1,300,000	2,400,000
Promissory note to related party, less current portion	140,625	703,125
Paycheck Protection Program loan	2,825,500	-
Operating lease liability, less current portion	40,031	158,995
Total long-term liabilities	4,306,156	3,262,120
Commitments and contingencies
Stockholders’ equity:
Common stock, par value at $0.001, 33,333,333 shares authorized, 12,024,967 shares issued and outstanding at December 31, 2020 and 10,359,164 shares issued and outstanding at December 31, 2019	12,024	10,359
Additional paid-in capital	38,564,520	34,821,863
Accumulated (deficit) earnings	(15,125,086)	3,343,402
Total stockholders’ equity	23,451,458	38,175,624
Total liabilities and stockholders’ equity	$ 31,980,125	$ 45,709,084

The accompanying notes are an integral part of these consolidated financial statements.

CYNERGISTEK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2020	2019
Net revenues	$ 18,872,235	$ 21,364,810
Cost of revenues	12,624,389	13,018,673
Gross profit	6,247,846	8,346,137
Operating expenses:
Sales and marketing expenses	5,567,360	5,347,822
General and administrative expenses	6,512,607	6,891,245
Change in valuation of contingent earnout	(1,100,000)	(178,269)
Depreciation	189,638	182,198
Amortization of acquisition-related intangibles	1,664,765	1,890,098
Impairment of intangible assets and goodwill	16,446,500	614,010
Finance cost for equity commitment	390,000	-
Total operating expenses	29,670,870	14,747,104
Loss from operations	(23,423,024)	(6,400,967)
Other income (expense):
Interest and other income	10,001	77,274
Interest expense	(100,714)	(617,310)
Loss on disposition of fixed assets	-	(2,188)
Total other expense	(90,713)	(542,224)

Loss before income tax benefit	(23,513,737)	(6,943,191)
Income tax benefit	5,045,249	1,528,808
Net loss from continuing operations	(18,468,488)	(5,414,383)
Income from discontinued operations, including gain on sale, net of tax	-	20,305,087
Net (loss) income	$ (18,468,488)	$ 14,890,704

Net (loss) income per share:
From continuing operations:
Basic	$ (1.75)	$ (0.55)
Diluted	$ (1.75)	$ (0.55)

From discontinued operations:
Basic	$ -	$ 2.06
Diluted	$ -	$ 2.03

Net (loss) income:
Basic	$ (1.75)	$ 1.51
Diluted	$ (1.75)	$ 1.49

Number of weighted average shares outstanding:
Basic	10,573,123	9,858,562
Diluted	10,573,123	10,000,507

The accompanying notes are an integral part of these consolidated financial statements.

CYNERGISTEK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2020 AND 2019

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at January 1, 2019	9,630,050	$ 9,630	$ 31,910,831	$ (11,547,302)	$ 20,373,159
Stock compensation expense for equity awards granted to employees and directors	-	-	1,423,279	-	1,423,279
Restricted stock units exercised	131,726	132	(132)	-	-
Stock options exercised	105,584	105	123,377	-	123,482
Common stock issued in connection with the acquisition of Backbone Enterprises, Inc.	491,804	492	1,364,508	-	1,365,000
Net income	-	-	-	14,890,704	14,890,704
Balance at December 31, 2019	10,359,164	10,359	34,821,863	3,343,402	38,175,624
Net common stock issued	1,314,723	1,314	1,842,077	-	1,843,391
Stock compensation expense for equity awards granted to employees and directors	-	-	1,510,931	-	1,510,931
Restricted stock units exercised	351,080	351	(351)	-	-
Finance cost for equity commitment	-	-	390,000	-	390,000
Net income	-	-	-	(18,468,488)	(18,468,488)
Balance at December 31, 2020	12,024,967	$ 12,024	$ 38,564,520	$ (15,125,086)	$ 23,451,458

The accompanying notes are an integral part of these consolidated financial statements.

CYNERGISTEK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019
Cash flows used for operating activities:
Net (loss) income	$ (18,468,488)	$ 14,890,704
Adjustments to reconcile net (loss) income to net cash used for operating activities:
Depreciation	189,638	182,198
Amortization of intangible assets	1,664,765	1,890,098
Impairment of intangible assets and goodwill	16,446,500	614,010
Bad debt recoveries	(90,921)	-
Stock compensation for equity awards granted to employees and directors	1,510,931	1,423,279
Finance cost for equity commitment	390,000	-
Loss on disposition of property and equipment	-	2,188
Change in valuation of contingent earnout	(1,100,000)	(178,269)
Change in net deferred tax assets	(3,141,457)	309,762
Interest expense related to loan acquisition costs	-	85,883
Gain on sale of discontinued operations before income taxes	-	(23,689,269)
Other	(30,010)	-
Changes in operating assets and liabilities:
Accounts receivable	1,238,511	1,818,683
Unbilled services	(27,178)	99,915
Prepaid and other current assets	(826,651)	527,201
Supplies	-	75,252
Income taxes receivable	(1,680,866)	-
Deposits	7,900	15,292
Accounts payable and accrued expenses	688,055	1,841,565
Accrued compensation and benefits	(251,940)	(2,044,775)
Deferred revenue	(171,995)	1,901
Income taxes payable	(31,976)	504,035
Net cash used for operating activities	(3,685,182)	(1,630,347)
Cash flows (used for) provided by investing activities:
Purchases of property and equipment	(136,281)	(194,073)
Proceeds from sale of net assets of discontinued operations	-	26,303,501
Amount paid to purchase Backbone Enterprises, Inc., net of cash received	-	(5,765,182)
Net cash (used for) provided by investing activities	(136,281)	20,344,246
Cash flows provided by (used for) financing activities:
Proceeds from Paycheck Protection Program loan	2,825,500	-
Payments on term loan	-	(15,401,786)
Payments on promissory notes to related parties	(562,500)	(4,656,250)
Payments on capital leases	-	(22,000)
Net proceeds from issuance of common stock	1,843,391	-
Proceeds from issuance of common stock through stock options and warrants	-	123,482
Net cash provided by (used for) financing activities	4,106,391	(19,956,554)
Net change in cash and cash equivalents	284,928	(1,242,655)
Cash and cash equivalents, beginning of year	5,328,726	6,571,381
Cash and cash equivalents, end of year	$ 5,613,654	$ 5,328,726

The accompanying notes are an integral part of these consolidated financial statements.

CYNERGISTEK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Year Ended December 31,
	2020	2019
Supplemental disclosure of cash flow information:
Interest paid	$ 84,606	$ 797,828
Income tax paid	$ 209,834	$ 2,118,155

Non-cash investing and financing activities:
Common stock issued in connection with the acquisition of Backbone Enterprises, Inc.	$ -	$ 1,365,000
Fair value of earnout liability in connection with the acquisition of Backbone Enterprises, Inc.	$ -	$ 2,400,000
Capitalized right-to-use asset resulting from an extension of an operating lease commitment	$ 185,454	$ -
Capitalized operating lease liability resulting from an extension of an operating lease commitment	$ 185,454	$ -

The accompanying notes are an integral part of these consolidated financial statements.

CYNERGISTEK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(1)Basis of Presentation and Summary of Significant Accounting Policies

Business Activity

We are engaged in the business of helping U.S. based companies in highly regulated industries, including healthcare be prepared to handle unforeseen cyber threats, comply with regulations, and gain the confidence that their efforts are strengthening their security posture and building resilience. This is achieved through our cybersecurity, privacy and compliance services.

Liquidity and Capital Resources

As of December 31, 2020, our cash balance was $5.6 million, current assets minus current liabilities was positive $7.7 million and our non-current debt and lease obligations, excluding contingent earnout liability of $1.3 million, totaled $3.0 million. This includes $2.8 million of debt related to the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) loan, received pursuant to the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), that we anticipate will be fully forgiven as described in Note 9. The level of additional cash needed to fund operations and our ability to conduct business for the next twelve months will be influenced primarily by the following factors:

•our ability to manage our operating expenses and maintain gross margins while attracting, recruiting and retaining cybersecurity privacy professionals;

•demand for our services from healthcare providers; the near-term impact of the COVID-19 on our customers allocation of time and resources to security and privacy, and their ability to pay for existing services as well as enter into new contractual arrangements during a period of crisis;

•general economic conditions and changes in healthcare reimbursement and regulatory environment, including effects of the COVID-19 epidemic; and

•our ability to collect accounts receivable from health care customers whose operations and cash flow have been significantly impacted by COVID-19 pandemic.

We have historically funded our operating costs, acquisition activities, working capital requirements and capital expenditures with cash from operations, proceeds from the issuances of our common stock and other financing arrangements. Following the sale of the MPS Business in 2019, we are now a much smaller cybersecurity and privacy focused business with significantly lower debt balances and debt service obligations. However, we also have less scale over which to leverage our operating expenses and public company expenses and are currently operating in a cash flow negative position while we seek to maintain and grow our cybersecurity business during this uncertain time. Our most recent results for the most recent three months ended December 31, 2020, we reported a loss from operations of $16.3 million.  After excluding $15.9 million of non-cash items for depreciation, amortization of intangibles, stock-based compensation, change in valuation of contingent earn-out and impairment of intangible assets and goodwill our adjusted loss from operations was $0.3 million. Cash used in operating activities was $0.4 million for the three months ended December 31, 2020. Additionally, since September 30, 2020 we saw an increase in our pre-sold revenue of $1.6 million to $17.2 million, at December 31, 2020.

In late 2019, a novel strain of coronavirus (COVID-19) was first detected in Wuhan, China. Following the outbreak of this virus, governments throughout the world, including in the United States of America, have quarantined certain affected regions, restricted travel and imposed significant limitations on other economic activities. Our customer base is heavily concentrated in the healthcare provider space.  This part of the healthcare industry has indicated that they are seeing significant financial losses, have furloughed employees and are expressing uncertainty as to the short and long-term financial stability of their businesses.  Our operations team is closely monitoring the impact to the Company’s business, including its cash flows, customers and employees. We have heard and are working with a number of our active customers since the outbreak began providing relief in the form of extended payment terms and other contractual restructurings.  If the situation continues to impact our customers cash flow or resources available for cybersecurity and privacy projects, our cash flows, financial position and operating results for fiscal year 2021 and beyond will be negatively impacted.

We did experience a negative financial impact from March through the end of 2020 that will continue to impact revenue and earnings for the foreseeable future due to COVID-19, primarily since many of the initial economic effects of the early stages of the COVID-19 pandemic resulting from the various shelter-in-place and other social distancing orders occurred towards the end of our first quarter of 2020. The severity and duration of the COVID-19 pandemic is uncertain and such uncertainty will likely continue in the near term and we will continue to actively monitor the situation taking into account the impact to our employees, customers and partners.

At the end of 2019 and throughout 2020 we reduced staffing levels to reduce expenses that included permanent and temporary cost reductions the precise extent of which will depend on the duration of the COVID-19 disruptions to our customers and our short-term financial performance. In addition, we received a $2.8 million PPP loan CARES Act, which we anticipate will be fully forgiven.  With the proceeds from the PPP Loan we have tried to minimize staff reductions in the areas of Sales and Delivery, the primary customer facing roles, to lessen the impact to our customers during this time of heightened security risks for the healthcare industry. If necessary, we could further reduce personnel and other variable and semi-variable costs to conserve cash and operate as a going concern. However, those actions if required, could negatively impact the long-term outlook of the business.

On November 12, 2020, we entered into the Equity Distribution Agreement with the Agent under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $5.0 million in an “at-the-market” or ATM offering, to or through the Agent.  Pursuant to the Equity Distribution Agreement, sales of the common stock, if any, will be made under the Company’s effective Registration Statement on Form S-3 (File No. 333-249615), previously filed with the Securities and Exchange Commission on October 22, 2020, and the prospectus supplement relating to this offering, filed on November 12, 2020, by any method that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended, including block transactions. The Agent agreed to use commercially reasonable efforts to sell the common stock from time to time, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company may impose).  The Company agreed to pay the Agent a commission of three percent (3.0%) of the gross sales price per share of any common stock sold through the Agent under the Equity Distribution Agreement, and also has provided the Agent with customary indemnification rights.

Through December 31, 2020, the Company received gross proceeds under the Agreement of $2,027,000 from the issuance of 1,315,000 shares of our common stock, and paid an aggregate of $61,000 to the Agent in commissions and $123,000 in other offering-related expenses, yielding net proceeds of $1,843,000.

We believe that our existing sources of liquidity, including cash and cash equivalents, the proceeds from the PPP loan, the ability to raise equity under our shelf registration (including via the Equity Distribution Agreement) and future operating cash flows, and other assets will be sufficient to meet our projected capital needs for at least the next twelve months. As we execute our plans over the next twelve months, we intend to carefully monitor the impact on our operating expenses, working capital needs and cash balances relative to the availability of cost-effective debt and equity financing. In the event that capital is not available, we may then have to scale back operations, reduce expenses, and/or curtail future plans to manage our liquidity and capital resources.   However, we cannot provide assurance that we will be able to raise additional capital. The COVID-19 pandemic will likely continue to create uncertainty and volatility in the financial markets which may impact our operations and our ability to access capital and/or the terms under which we can do so.

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

Basis of Presentation

The accompanying consolidated financial statements were prepared in conformity with Generally Accepted Accounting Principles (GAAP), and include the accounts of CynergisTek, Inc. and our wholly owned subsidiaries. All intercompany balances and transactions were eliminated.

As described in more detail in our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2017, Auxilio, Inc., a Nevada corporation (“Auxilio”) changed its name and state of incorporation from the State of Nevada to the State of Delaware by merging (the “Reincorporation”) with and into its wholly owned subsidiary, CynergisTek, Inc., a Delaware corporation, which was established for the purpose of the Reincorporation.   As a result of the Reincorporation, Auxilio ceased to exist as a separate entity.  As of the date of the Reincorporation, each outstanding share of Auxilio’s Common Stock was deemed, by operation of law, to represent the same number of shares of our Common Stock.  In accordance with Rule 12g-3 under the Securities Exchange Act of 1934, as amended, the shares of our Common Stock were deemed to be registered under Section 12(b) of the Exchange Act as a successor to Auxilio.  Effective as of September 8, 2017, the Company’s trading symbol changed to “CTEK.”

Certain prior year balances have been reclassified to conform to current period presentation. This includes adjusting our previously issued consolidated balance sheet for the year ended December 31, 2019 to gross up and reclassify unbilled services to a separate line item in current assets from deferred revenues.  The consolidated statement of cash flows for the year ended December 31, 2019 was also reclassified to reflect this change.  The reclassification did not have any impact on the consolidated statements of stockholders’ equity nor the consolidated statements of operations.  The Company analyzed the impact of the reclassification and determined that the adjustment was not material to its previously issued and audited consolidated financial statements.

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

Goodwill and Indefinite-Lived Intangible Assets

The Company evaluates its intangible assets for impairment when events or circumstance indicate the carrying amount of these assets may not be recoverable.  Intangible assets with definite lives are amortized over their estimated useful lives to their estimated residual values.  Significant judgments and assumptions are required in the impairment evaluations.

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

The Company completed its annual assessment for goodwill impairment and determined that goodwill was impaired as of December 31, 2020 and recorded an impairment loss to goodwill of $15.6 million, which was charged to operating expenses in the current period (Note 6).

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

During the year ended December 31, 2020, management determined there was an impairment to the Customer Relationship asset associated with the Backbone acquisition of $0.9 million due to lower revenue from existing customers as compared to plan (Note 6).

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and capital lease obligations approximate fair value due to the short-term nature of these financial instruments. The carrying amount of our debt approximates its fair value as we believe the credit markets have not materially changed since the original borrowing dates, and related interest rates are variable.

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

For the years ended December 31, 2020 and 2019, stock-based compensation and other equity instrument related expenses recognized in the consolidated statements of operations excluding amounts in discontinued operations (Note 20) is as follows:

	Year Ended December 31,
	2020	2019
Cost of revenues	$ 362,037	$ 208,163
Sales and marketing	176,247	257,151
General and administrative expenses	972,647	833,617
Finance cost for equity commitment	390,000	-
Total stock-based compensation expense	$ 1,900,931	$ 1,298,931

The weighted average estimated fair value of stock options granted during 2020 and 2019 was $0.60 and $1.70 per share, respectively. Estimated fair values were determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the expected life of the option. The assumptions used in the Black-Scholes model were as follows for stock options granted:

	2020	2019
Risk-free interest rate	0.05%-1.6%	2.4%
Expected volatility of our Common Stock	61.03%-62.36%	48.59%
Dividend yield	0%	0%
Expected life of options	3 years	3 years

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

On April 3, 2020 upon signing a Securities Purchase Agreement (see Note 12), the Company issued a warrant to purchase up to 500,000 shares of common stock in consideration of an obligation to purchase the shares, at an exercise price of $2.50 per share, subject to certain anti-dilution adjustments as set forth in the warrant. The fair value of this warrant of $390,000 was determined using the Black-Scholes option-pricing model and was expensed during the second quarter of 2020.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.05%, (ii) estimated volatility of 59.81%; (iii) dividend yield of 0.0%; and (iv) contractual life of the warrants of ten years.

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

As of December 31, 2020, potentially dilutive securities consisted of options and warrants to purchase 1,618,618 shares of our Common Stock at prices ranging from $1.44 to $4.86 per share. Of these potentially dilutive securities, none of the shares of Common Stock underlying the options and warrants were included in the computation of diluted earnings per share, because the effect of including the remaining instruments would be anti-dilutive. Also excluded from potentially dilutive securities are 168,000 shares of restricted stock units which have vested but had not been issued by year end.

As of December 31, 2019, potentially dilutive securities consisted of options and warrants to purchase 800,994 shares of our Common Stock at prices ranging from $2.28 to $4.86 per share. Of these potentially dilutive securities, only 81,945 of the shares of Common Stock underlying the options and warrants were included in the computation of diluted earnings per share, because the effect of including the remaining instruments would be anti-dilutive. Also included in potentially dilutive securities are 60,000 shares of restricted stock units which vested in October 2019 but had not been issued by year end 2019.

The following table sets forth the computation of basic and diluted net (loss) income per share:

	Year Ended December 31,
	2020	2019
Numerator:
Net loss from continuing operations	$ (18,468,488)	$ (5,414,383)
Net income from discontinued operations	$ -	$ 20,305,087
Net (loss) income	$(18,468,488)	$ 14,890,704

Denominator:
Denominator for basic calculation weighted averages	10,573,123	9,858,562

Dilutive Common Stock equivalents:
Options and warrants	-	81,945
Restricted stock units vested but not issued	-	60,000
Denominator for diluted calculation weighted average	10,573,123	10,000,507

Net (loss) income per share:
From continuing operations
Basic net loss per share	$ (1.75)	$ (0.55)
Diluted net loss per share	$ (1.75)	$ (0.55)

From discontinued operations
Basic net income per share	$ -	$ 2.06
Diluted net income per share	$ -	$ 2.03

Net (loss) income
Basic net (loss) income per share	$ (1.75)	$ 1.51
Diluted net (loss) income per share	$ (1.75)	$ 1.49

Segment Reporting

Based on an analysis of how our Chief Operating Decision Makers review, manage and allocate resources, as well as how our management team is organized and compensated, we have determined that the Company operates in one segment. For the years ended December 31, 2020 and 2019, all revenues were derived from domestic operations.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In January 2020, the FASB issued an amendment clarifying the interaction between accounting standards related to equity securities, equity method investments and certain derivatives. The guidance is effective for fiscal years beginning after December 15, 2020.  Management does not expect the impact of this guidance will have a material impact on our consolidated financial statements.

In December 2019, the FASB issued an amendment to the guidance on income taxes which is intended to simplify the accounting for income taxes.  The amendment eliminates certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of the deferred tax liabilities for outside basis differences.  The amendment also clarifies existing guidance related to the recognition of franchise tax, the evaluation of a step up in the tax basis of goodwill, and the effects of enacted changes in tax laws or rates in the effective tax rate computation, among other clarifications.  The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020.  Management is currently evaluating the impact the guidance will have on our consolidated financial statements.

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

(2)Revenues

Below is a summary of our revenues disaggregated by revenue source.

	Year Ended December 31,
	2020	2019
Managed services	$ 11,467,977	$ 11,887,108
Consulting & professional services	7,404,248	9,477,702
Net revenues	$ 18,872,235	$ 21,364,810

(3)Accounts Receivable

A summary of accounts receivable follows:

	As of December 31,
	2020	2019
Trade receivables	$ 2,083,761	$ 3,210,726
Allowance for doubtful accounts	20,625	-
	$ 2,063,136	$ 3,210,726

(4)Deferred Commissions

Our incremental costs of obtaining a contract, which consist of sales commissions on multi-year contracts, are deferred and amortized over the period of contract performance. Deferred commissions are included in prepaid and other current assets in our consolidated balance sheets. As of December 31, 2020, we had $730,000 related to unamortized deferred commissions and recorded $631,000 of commissions expense for the year ended December 31, 2020.  As of December 31, 2019, we had $765,000 related to unamortized deferred commissions and recorded $876,000 of commissions expense for the year ended December 31, 2019.

(5)Property and Equipment

A summary of property and equipment follows:

	As of December 31,
	2020	2019
Furniture and fixtures	$ 235,245	$ 195,586
Computers and office equipment	792,181	757,251
Right of use assets	1,843,818	1,658,364
Property and equipment at cost	2,871,244	2,611,201
Less accumulated depreciation and amortization	(2,329,719)	(1,664,982)
	$ 541,525	$ 946,219

Depreciation expense for property and equipment amounted to approximately $190,000 and $146,000 for the years ended December 31, 2020 and 2019, respectively.

(6)Intangible Assets and Goodwill

Intangible assets are amortized over expected useful lives ranging from 1.5 to 10 years and consist of the following as of December 31, 2020 and 2019:

	December 31, 2020			December 31, 2019
	Carrying Amount	Accumulated Amortization and Impairment	Net Book Value	Carrying Amount	Accumulated Amortization and Impairment	Net Book Value

Acquired technology	$ 10,100,000	$ (4,934,720)	$ 5,165,280	$ 10,100,000	$ (4,054,951)	$ 6,045,049
Customer relationships	4,650,000	(4,445,000)	205,000	4,650,000	(3,212,500)	1,437,500
Trademarks	2,300,000	(1,606,663)	693,337	2,300,000	(1,196,667)	1,103,333
Total	$ 17,050,000	$ (10,986,383)	$ 6,063,617	$ 17,050,000	$ (8,464,118)	$ 8,585,882

At the end of 2020, we identified events and circumstances related to future revenue projections, a shortfall in the actual overall financial performance of Backbone as compared to plan. The Company engaged a valuation expert to assist management in updating its analysis of the fair value of the intangible assets. We determined that the carrying value of customer relationships exceeded its estimated fair value resulting in an impairment charge of $0.8 million in 2020.

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

The amortization of intangible assets expected in future years is as follows:

December 31,	Amortization
2021	$ 1,362,122
2022	1,052,122
2023	1,040,063
2024	963,102
2025	831,192
Thereafter	815,016
Total	$ 6,063,617

Goodwill consists of the following as of December 31, 2020 and 2019:

	December 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment	Net Carrying Amount
Delphiis, Inc.	$ 956,639	$ (837,126)	$ 119,513	$ 956,639	$ (837,126)	$ 119,513
Redspin	1,192,000	(719,387)	472,613	1,192,000	(719,387)	472,613
CTEK Security, Inc	16,416,063	(14,789,000)	1,627,063	16,416,063	-	16,416,063
Backbone	6,975,294	(800,000)	6,175,294	6,975,294	-	6,975,294
Total goodwill	$ 25,539,996	$(17,145,513)	$8,394,483	$ 25,539,996	$ (1,556,513)	$23,983,483

At the end of 2020, we identified events and circumstances related to future revenue projections, a shortfall in the actual overall financial performance of CynergisTek and Backbone as compared to plan, and a recurring need for working capital that indicated we should review our goodwill for impairment.  The Company engaged a valuation expert to assist management in updating its analysis of the fair value of goodwill. As a result of this analysis the Company recorded an impairment loss to goodwill of $15.6 million in 2020.

(7)Deferred Revenue

We record deferred revenues when amounts are billed to customers, or cash is received from customers, in advance of our performance. Approximately $1,119,000 and $811,000 of managed services revenues were recognized during the years ended December 31, 2020 and 2019, respectively, that was included in deferred revenue at the beginning of the respective periods. Approximately $165,000 and $73,000 of consulting and professional services revenues were recognized during the years ended December 31, 2020 and 2019, respectively, that was included in deferred revenue at the beginning of the respective periods.

(8)Remaining Performance Obligations

We had remaining performance obligations of approximately $17,200,000 as of December 31, 2020. Our remaining performance obligations represent the amount of transaction price for which work has not been performed and revenue has not been recognized. When applying Topic 606, with only the non-cancelable portion of these contracts included in our performance obligations we had approximately $14,400,000 as of December 31, 2020. We expect to recognize revenue on approximately 82% of the December 31, 2020 remaining non-cancelable portion of these performance obligations over the next 24 months, with the balance thereafter.

(9)Term Loans

BMO Credit Agreement

On March 12, 2018, we entered into a Credit Agreement (together with the other related documents defined therein, the “Credit Agreement”) with BMO Harris Bank N.A., a national banking association (“Bank”), as lender (the “BMO Loan”). Pursuant to the Credit Agreement, the Bank agreed to provide a term loan in the amount of $17,300,000 to the Company. The term loan was payable in principal payment installments on the last day of each fiscal quarter, commencing on June 30, 2018. All principal and interest not sooner paid on the term loan was due and payable on September 12, 2022, the final maturity thereof.

On March 20, 2019, we used a portion of the proceeds from the sale of the assets of the MPS Business (Note 20) to fully repay the balance of the term loan in the amount of $15,400,000, plus interest of $53,000. At that time, the Credit Agreement was terminated. Interest charges associated with the BMO term loan totaled $208,000 for the year ended December 31, 2019.

Paycheck Protection Program

On April 20, 2020, we received $2,826,000 in loan funding from the SBA PPP, established pursuant to the CARES Act.  The unsecured loan (the “Loan”) is evidenced by a promissory note issued by the Company (the “Note”) in favor of BMO Harris Bank N.A.

The Company used the Loan proceeds to cover payroll costs, rent and utilities in accordance with the relevant terms and conditions of the CARES Act.

Under the terms of the Note and the Loan, interest accrues on the outstanding principal at the rate of 1.0% per annum. The term of the Note is two years, unless accelerated in connection with an event of default under the Note. To the extent the Loan amount is not forgiven under the PPP, the Company is obligated to make equal monthly payments of principal and interest, beginning seven months from the date of the Note, until the maturity date. Details regarding the Note can be found in our 8-K filed on April 20, 2020.

The Company recognized interest charges associated with the PPP Loan of $20,000 for the year ended December 31, 2020. To the extent the principal balance is forgiven, the related interest would be forgiven as well. The Company does anticipate the loan will be fully forgiven and therefore has not classified the loan as a current obligation.

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

As part of a debt restructuring, on March 12, 2018, the Company repaid $2,250,000 plus accrued interest on the McMillan Seller Note.  The Company and Mr. McMillan agreed to amend and restate the McMillan Seller Note pursuant an amended and restated promissory note (the “A&R McMillan Seller Note”).  The A&R McMillan Seller Note has a principal amount of $2,250,000, bears interest at a rate of 8% per annum, provides for quarterly payments of principal and interest and matures on March 31, 2022.  As of December 31, 2020, and 2019, the outstanding principal balance due under the A&R McMillan Seller Note was $703,000 and $1,266,000, respectively.

Interest charges associated with the Seller Note totaled $81,000 and $126,000, respectively for the years ended December 31, 2020 and 2019.

Pursuant to a separation agreement among the Company, CTEK Security, Inc. and Michael Hernandez (the “Separation Agreement”), in lieu of any earn-out payments due pursuant to the purchase agreement related to the acquisition of CTEK Security, Inc. (the “Original SPA”) that could be earned by Hernandez under the Original SPA, the Company agreed to pay Hernandez the amount of $3,750,000 in the form of a promissory note (the “Earn-out Note”). The Earn-out Note provided for (i) a maturity date of March 12, 2023, at which all principal and accrued and unpaid interest was due, (ii) a simple interest rate of 5% per annum commencing on January 1, 2018, and compounding annually, and (iii) the right of the Company to prepay all or any portion of the Earn-out Note without premium or penalty. On March 26, 2019, we used a portion of the proceeds from the sale of the assets of MPS Business (Note 20) to fully repay the Earn-out Note with interest of $234,000.

Interest charges associated with the Earn-out Note totaled $0 for the year ended December 31, 2019.

Pursuant to the Separation Agreement, the Company also issued a Severance Payment Note to Hernandez in the original principal amount of $344,000 (the “Severance Payment Note”). The Severance Payment Note bears interest at a rate of 5% per annum, compounded annually, allowed for prepayment by the Company and matured on January 10, 2019, at which time all principal and accrued and unpaid interest was due.  All principal and interest due under the Severance Payment Note was repaid on March 27, 2019.

Interest charges associated with the Severance Payment Note totaled $494 for the year ended December 31, 2019.

(11)Common Stock

On November 12, 2020 we entered into an Equity Distribution Agreement (the “Agreement”) with Craig-Hallum Capital Group LLC (“Agent”) under which the Company may offer and sell, from time to time at its sole discretion, shares of its $0.001 par value common stock (“Common Stock”), to or through the Agent as its sales agent, having an aggregate offering price of up to $5,000,000.

Pursuant to the Agreement, sales of the Common Stock, can be made under the Company’s effective Registration Statement on Form S-3 (File No. 333-249615), filed with the Securities and Exchange Commission on October 22, 2020, and the prospectus supplement relating to this offering, filed on November 12, 2020, by any method that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended, including block transactions. The Agent agreed to use commercially reasonable efforts to sell the Common Stock from time to time, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company will pay the Agent a commission of three percent (3.0%) of the gross sales price per share of any Common Stock sold through the Agent under the Agreement, and also has provided the Agent with customary indemnification rights. The Company will also reimburse the Agent for its reasonable out-of-pocket accountable fees and disbursements in an amount not to exceed $50,000 through the fourth business day following execution of the Agreement, and in an amount not to exceed $5,000 for each quarterly period thereafter.

Through December 31, 2020, the Company received gross proceeds under the Agreement of $2,027,000 from the issuance of 1,315,000 shares of our common stock, and paid an aggregate of $61,000 to the Agent in commissions and $123,000 in other offering-related expenses, yielding net proceeds of $1,843,000.

(12)Warrants

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

Upon signing the agreement, the Company issued Horton a warrant to purchase up to 500,000 shares of common stock in consideration of Horton’s obligation to purchase the shares, at an exercise price of $2.50 per share, subject to certain anti-dilution adjustments as set forth in the warrant. The fair value of this warrant of $390,000 was determined using the Black-Scholes option-pricing model and was expensed during the second quarter of 2020.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.05%, (ii) estimated volatility of 59.81%; (iii) dividend yield of 0.0%; and (iv) contractual life of the warrants of ten years. The foregoing summary of the agreement and warrant.  The detailed terms and conditions of such documents are filed as Exhibits 10.1 and 10.3, respectively, to Current Report on Form 8-K filed with the SEC on April 7, 2020.

Below is a summary of warrant activity during the years ended December 31, 2020 and 2019:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2019	77,779	$ 3.03
Granted in 2019	-	$ -
Exercised in 2019	-	$ -
Cancelled in 2019	-	$ -
Outstanding at December 31, 2019	77,779	$ 3.03	3.05	$21,000
Granted in 2020	500,000	$ 2.50
Exercised in 2020	-	$ -
Cancelled in 2020	-	$ -
Outstanding at December 31, 2020	577,779	$ 2.57	8.29	$ -

Warrants exercisable at December 31, 2020	577,779	$ 2.57	8.29	$ -

(13)Stock Options and Stock Incentive Plans

On June 15, 2020, our stockholders approved the 2020 Equity Incentive Plan (“2020 Plan”) that included shares from our predecessor stock incentive plan. The 2020 Plan increased the total number of shares available for issuance by 1,000,000 to 3,745,621 shares of our common stock and it provides for the granting of stock options, stock appreciation rights and restricted stock to our employees, members of the Board and service providers. As of December 31, 2020, there were 1,472,555 shares available for issuance under the 2020 Plan.

Additional information with respect to the stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2019	539,599	$ 2.97
Granted in 2019	500,000	$ 4.86
Exercised in 2019	(105,584)	$ 2.73
Cancelled in 2019	(210,800)	$ 3.12
Outstanding at December 31, 2019	723,215	$ 4.27	7.47	$ 83,206
Granted in 2020	480,000	$ 1.46
Exercised in 2020	-	$ -
Cancelled in 2020	(162,376)	$ 2.39
Outstanding at December 31, 2020	1,040,839	$ 3.27	9.66	$ 46,750

Options exercisable at December 31, 2020	302,506	$ 3.95	6.09	$ -

The following table summarizes information about stock options outstanding and exercisable at December 31, 2020:

Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining in Contractual Life in Years	Outstanding Options Weighted Average Exercise Price	Number of Options Exercisable	Exercisable Options Weighted Average Exercise Price
$0.90 to $2.27	405,000	9.67	$ 1.45	-	$ -
$2.28 to $2.72	57,670	2.00	$ 2.47	57,670	$ 2.47
$2.73 to $4.86	578,169	7.91	$ 4.62	244,836	$ 4.62
$2.28 to $4.86	1,040,839	8.27	$ 3.27	302,506	$ 3.95

Unamortized compensation expense associated with unvested options is $652,000 as of December 31, 2020. The weighted average period over which these costs are expected to be recognized is approximately three years.

(14)Restricted Stock Units

The fair value of restricted stock awards is estimated by the market price of the Company’s Common Stock at the date of grant. Restricted stock activity during the years ended December 31, 2020 and 2019, are as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value per Share	Weighted Average Vesting Period in Years
Non-vested at January 1, 2019	810,000	$ 3.67
Granted in 2019	447,700	3.11
Vested in 2019	(131,726)	4.22
Cancelled and forfeited in 2019	(57,774)	3.95
Non-vested at December 31, 2019	1,068,200	$ 3.42
Granted in 2020	55,000	$ 2.38
Vested in 2020	(514,500)	1.75
Cancelled and forfeited in 2020	(53,350)	3.28
Non-vested at December 31, 2020	555,350	$ 3.38	1.24

As of December 31, 2020 and 2019 there were 168,000 and 60,000 restricted stock units vested but not yet issued, respectively, During the years ended December 31, 2020 and 2019, we issued a total of 55,000 and 447,700 shares, respectively, of restricted stock units to key employees and members of the Board of Directors. The shares cliff vest after three years of continuous employment or one continuous of year of service on the Board. The cost recognized for these restricted stock units totaled $1,199,889 and $1,280,336 for the years ended December 31, 2020 and 2019, respectively.

(15)Income Taxes

For the years ended December 31, 2020 and 2019, the components of income tax benefit are as follows:

	Year Ended December 31,
	2020	2019
Current provision:
Federal	$ (1,903,792)	$ (1,814,143)
State	-	(296,088)
	(1,903,792)	(2,110,231)
Deferred:
Federal	(2,129,541)	735,508
State	(1,111,916)	(154,385)
	(3,141,457)	581,423
Income tax benefit	$ (5,045,249)	$ (1,528,808)

Income tax benefit amounted to $5,045,249 and $1,528,808 for the years ended December 31, 2020 and 2019, respectively (an effective rate of 21% for 2020 and 22% for 2019).  A reconciliation of the income tax benefit with amounts determined by applying the statutory U.S. federal income tax rate to loss before income taxes is as follows:

	Year Ended December 31,
	2020	2019
Computed tax at federal statutory rate of 21%	$ (4,937,885)	$ (1,458,070)
State taxes, net of federal benefit	(799,414)	(355,978)
Intangibles	960,871	-
Non-deductible items	2,934	15,316
Other	(271,755)	269,924
	$ (5,045,249)	$ (1,528,808)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of our deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2020	2019
Deferred tax assets:
Accrued salaries/vacation	$ 70,200	$ 103,300
Accrued other	10,200	19,200
Amortization of intangible assets	3,477,400	728,500
State taxes	68,400	51,900
Stock options	1,094,700	1,137,600
Net operating loss carryforwards	673,200	44,700
Total deferred tax assets	5,394,100	2,085,200

Deferred tax liabilities:
Depreciation	92,600	123,200
Other	342,375	125,742
Total deferred tax liabilities	434,975	248,942

Net deferred tax assets	$ 4,959,125	$ 1,836,258

At December 31, 2020, we estimate $11.7 million of net operating loss carryforwards that may be applied against future taxable income for state purposes, and an immaterial amount of net operating loss carryforwards remaining for federal purposes.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before January 01, 2021. In addition, the CARES Act allows NOLs incurred in taxable years beginning after December 31, 2017 and before January 01, 2021 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. We are currently evaluating the impact of various provisions of the CARES Act, but at present, expect that the NOL carryback provision of the CARES Act would result in a material cash benefit to us.

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

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those differences become deductible.  Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.  Management believes that it is more likely than not that the Company will realize the benefits of the net deferred tax assets as of December 31, 2020 and 2019.

(16)      Retirement Plan

Our professional employer organization sponsors a 401(k) plan for the benefit of our employees who are at least 21 years of age. Our management determines, at its discretion, the annual and matching contribution. For the years ended December 31, 2020 and 2019, we made matching contributions totaling $215,000 and $418,000, respectively.  This decrease in 2020 is expected to be temporary due to COVID-19 related cost reductions.

(17)      Commitments

Leases

We previously leased approximately 9,600 square feet of office space in Austin, Texas. In March 2020, we amended this lease reducing the office space to 5,000 square feet and extended the lease term to May 31, 2022. We lease approximately 3,700 square feet of office space in Minneapolis, Minnesota. This lease terminates on July 31, 2021. We lease approximately 18,000 square feet of office space in Mission Viejo, California. This lease terminates in April of 2021. During the first quarter of 2019, we subleased this space to two subtenants. The terms of these subleases end concurrently with the end of our lease obligation in April 2021.

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

Operating lease expense is comprised of the following:

	Year Ended December 31,
	2020	2019
Operating lease cost	$ 720,672	$ 695,862
Sublet income	(464,845)	(447,211)
Net operating lease cost	$ 255,827	$ 248,651

Maturities of lease liabilities are as follows:

Operating Leases
2021	$ 259,367
2022	41,690
Total lease payments	301,057
Less imputed interest	(8,628)
Total lease liabilities	292,429
Less current portion of lease liabilities	(252,398)
Long-term lease liabilities	$ 40,031

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

Mr. Barlow’s base salary is $350,000. He is entitled to incentive bonus compensation that offers the potential to receive a discretionary bonus up to 100% of his base salary. For 2020 and 2019 there was no discretionary bonus paid. In addition, he receives a retention bonus totaling $500,000, with $200,000 having been paid on August 1, 2019, $150,000 paid on January 1, 2020 and $150,000 payable in January 2021. In connection with the Barlow Agreement, Mr. Barlow also received equity compensation consisting of an option to purchase up to 500,000 shares of the Company’s common stock, subject to vesting, and 50,000 shares of restricted stock units. The options are nonqualified, and the grant was made outside of the Company's 2011 Stock Incentive Plan. The foregoing is only a summary of the Barlow Agreement. The detailed terms and conditions of the full agreement are included as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 16, 2019.

Effective January 1, 2016, we entered into an employment agreement with Paul T. Anthony. The agreement provided that Mr. Anthony serve as our Executive Vice President, CFO and Corporate Secretary.  In February 2018, the Company amended the Anthony Agreement to extend the term thereof through December 31, 2020 and increased his base salary to $310,000 for 2019 and 2020. Mr. Anthony earned a bonus $0 and of $41,841 for 2020 and 2019, respectively.

On January 4, 2021, the Company entered into a new employment agreement (the “Anthony Agreement”) with Mr. Anthony on substantially the same terms and conditions as Mr. Anthony’s prior employment agreement, which was replaced and superseded by the new agreement.  Pursuant to the Anthony Agreement, Mr. Anthony will have the duties and responsibilities as are commensurate with the positions of Secretary, Treasurer and Chief Financial Officer, as reasonably and lawfully directed by the Company’s Chief Executive Officer and Board of Directors (the “Board”).   The initial term of the Anthony Agreement is 36 months from the Effective Date and the Anthony Agreement will automatically renew for subsequent 12-month terms unless either party provides written notice to the other party of a desire not to renew employment.

Pursuant to the Anthony Agreement, Mr. Anthony’s base salary remains the same for 2021 at $310,000 and increases in 2022 based on two times the average percentage salary increase of the Company’s active employees during 2021.  Subsequent increases to base salary will be subject to the discretion of the Compensation Committee of the Board (the “Compensation Committee”).  Mr. Anthony is entitled to the same incentive bonus compensation of up to 67.5% of his base salary, and equity compensation may be granted from time to time based on the discretion and recommendation of the Compensation Committee and Board.  Mr. Anthony is entitled to one-time, lump-sum amounts equal to the employee tax portion required to be paid plus the amount necessary to put Mr. Anthony in the same after-tax position (taking into account any and all applicable federal, state, and local income, employment and excise taxes, including any income and employment taxes imposed on the payment itself) that he would have been in if he had not incurred any tax liability on settlement of the restricted stock units, as a result of the settlement of the 90,000 restricted stock units that were granted on each of October 8, 2018 and November 13, 2019.  Each such payment shall be paid within 30 days of settlement of the applicable restricted stock units. The Company has the right to terminate Mr. Anthony’s employment without cause at any time on thirty (30) days’ advance written notice, at which time Mr. Anthony would receive severance pay for twelve months and be fully vested in all options and warrants granted to date.

The detailed terms and conditions of the Anthony Agreement are included as Exhibit 10.8 to this Annual Report on Form 10-K.

(18)Concentrations

Cash Concentrations

At times, cash and cash equivalent balances held in financial institutions are in excess of federally insured limits. Management performs periodic evaluations of the relative credit standing of financial institutions and limits the amount of risk by selecting financial institutions with a strong credit standing.

Major Customers

For the year ended December 31, 2020, there was one customer that generated at least 10% of our revenues. This customer represented a total of 11% of revenues.  As of December 31, 2020, net accounts receivable due from this customer totaled approximately $74,000.

For the year ended December 31, 2019, there was one customer that generated at least 10% of our revenues. This customer represented a total of 14% of revenues.  As of December 31, 2019, net accounts receivable due from this customer totaled approximately $140,000.

(19)Stock Purchase Agreement – Backbone Enterprises, Inc.

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

As of December 31, 2020, there was no earnout paid for the first year and the maximum earnout for years two and three totals $2,700,000.  In 2020 after the completion of year one, we performed a valuation of the contingent earn-out and marked down the fair value balance from $2.4 million to $1.3 million based on the potential of achieving a portion of the year two and three targets.  This resulted in a gain from the reduction of the contingent earnout liability of $1.1 million in 2020.

The Company has performed a valuation analysis of the fair value of Backbone Enterprises, Inc.’s assets and liabilities. The following table summarizes the allocation of the purchase price as of the acquisition date:

Cash	$ 27,000
Accounts receivable	831,000
Prepaid expenses and other assets	20,000
Identified intangible assets (Note 6)	2,000,000
Goodwill (Note 6)	6,976,000
Accrued compensation and benefits	(20,000)
Total allocated purchase price	$ 9,834,000

Pro Forma Information (Unaudited)

The following supplemental unaudited pro forma information presents the combined operating results of the Company and the acquired business during the year ended December 31, 2019, as if the acquisition had occurred at the beginning of each of the periods presented. The pro forma information is based on the historical financial statements of the Company and that of the acquired business. Amounts are not necessarily indicative of the results that may have been attained had the combinations been in effect at the beginning of the periods presented or that may be achieved in the future.

Year Ended December 31, 2019
Pro forma revenue	$ 24,454,000
Pro forma net income	$ 14,986,000
Pro forma basic net income per share	$ 1.52
Pro forma diluted net income per share	$ 1.50

(20)Discontinued Operations

On March 20, 2019, we, along with our wholly-owned subsidiary, CTEK Solutions, Inc., entered into an Asset Purchase Agreement (together with the other related documents defined therein, the “Purchase Agreement”) with Vereco, LLC, a Delaware limited liability company (“Buyer”). Pursuant to the Purchase Agreement, we sold our assets used in the provision of our managed print services business division (the “MPS Business”), which had been primarily conducted by CTEK Solutions, Inc. Buyer also assumed certain liabilities relating to the MPS Business. The purchase price pursuant to the Purchase Agreement was $30,000,000, $5,000,000 of which was placed in escrow by Buyer, the release of which was contingent upon certain events and conditions specified in the Purchase Agreement. On June 20, 2019, a contingent event had not occurred and per the terms of the Purchase Agreement, $1,500,000 of the $5,000,000 was removed. The purchase price was also subject to adjustment based on closing working capital results of the MPS Business.  This subsequent working capital adjustment, together with the escrow amount, increased the cash received by $1,900,000.

The following is a summary of the transaction selling the MPS Business:

Net proceeds from the sale of the business	$ 26,303,501
Book value of net assets disposed	(2,614,232)
Gain before provision for income taxes	23,689,269
Income tax expense	(4,197,198)
Net gain from sale of discontinued operations	$ 19,492,071

The following is a composition of the line items constituting net income from discontinued operations:

Year Ended 2019
Net revenues	$ 12,096,885
Cost of revenues	(10,060,414)
Sales and marketing	(201,295)
General and administrative expenses	(676,630)
Depreciation	(36,635)
Other income (expense)	(1,955)
Income before provision for income taxes	1,119,956
Income tax expense	(306,940)
Net income from discontinued operations	$ 813,016

The following is a composition of the capital expenditures, and any significant noncash operating and investing items, including depreciation, of the discontinued operations.

Year Ended 2019
Stock compensation	$ 124,348
Depreciation	$ 36,635

(21)Subsequent Events

The Company has evaluated subsequent events after the consolidated balance sheet date of December 31, 2020 through the date of filing.  Based upon the Company's evaluation, management has determined that, no subsequent events have occurred that would require recognition in the accompanying consolidated financial statements or disclosure in the notes thereto.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Management conducted an assessment of the effectiveness, as of December 31, 2020, of our internal control over financial reporting, based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on their assessment under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal controls that occurred during the last fiscal quarter of 2020 that have materially affected, or is reasonably likely to materially affect, such controls.

ITEM 9B.OTHER INFORMATION.

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information with respect to our executive officers and directors appearing in our Definitive Proxy Statement (“Proxy Statement”) which is expected to be filed with the SEC on or prior to April 30, 2021 in connection with the 2021 Annual Meeting of Stockholders is hereby incorporated by reference.

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

2.3	Agreement and Plan of Merger, dated September 7, 2017, between Auxilio, Inc. and CynergisTek, Inc., incorporated by reference to Exhibit 2.1 to our Form 8-K filed on September 8, 2017.
3.1	Articles of Incorporation of Auxilio, Inc. as amended, incorporated by reference to Exhibit 3.1 to our Form 10-KSB filed on April 19, 2005.
3.2	Amended and Restated Bylaws of Auxilio, incorporated by reference to Exhibit 2 to our Form 10-SB filed on October 1, 1999.
3.3	First Amendment to Amended and Restated Bylaws of Auxilio, Inc. dated August 6, 2015, incorporated by reference to Exhibit 10.1 to our 10-Q filed on August 14, 2015.
3.4	Certificate of Incorporation of CynergisTek, Inc., incorporated by reference to Exhibit 3.1 to our Form 8-K filed on September 8, 2017.
3.5	Bylaws of CynergisTek, Inc., incorporated by reference to Exhibit 3.2 to our Form 8-K filed on September 8, 2017.
4.1†	Description of Listed Securities.
10.1	Warrant to Purchase Common Stock issued by the Company, to Joseph Flynn dated January 16, 2013, incorporated by reference to Exhibit 10.1 to our Form 8-K filed on January 23, 2013.
10.2	Warrant to Purchase Common Stock issued by the Company, to Paul Anthony dated January 16, 2013, incorporated by reference to Exhibit 10.2 to our Form 8-K filed on January 23, 2013.
10.3

Amendment to Stock Purchase Agreement dated March 12, 2018, among CynergisTek, Inc., CTEK Security, Inc. and Michael H. McMillan, incorporated by reference to Exhibit 10.4 to our Form 8-K filed on March 13, 2018.

10.4	Amended and Restated Promissory Note in favor of Michael McMillan dated March 12, 2018, incorporated by reference to Exhibit 10.5 to our Form 8-K filed on March 13, 2018.
10.5*	Executive Employment Agreement, effective August 1, 2020, by and between CynergisTek, Inc. and Caleb Barlow, incorporated by reference to Exhibit 10.1 to our Form 8-K filed on July 16, 2019.
10.6	Stock Purchase Agreement between CynergisTek, Inc., and Backbone Enterprises Inc. dated as of October 31, 2019, incorporated by reference to Exhibit 10.1 to our Form 8-K filed on November 1, 2019.

10.7

Equity Distribution Agreement between the Company and Craig-Hallum Capital Group, LLC dated as of November 12, 2020, incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K filed on November 12, 2020.

10.8*†	Executive Employment Agreement, effective January 1, 2021, by and between the Company and Paul T. Anthony.
14	Code of Business Conduct and Ethics, incorporated by reference to Exhibit 14 to our Form 10-K filed on March 28, 2017.
16.1	Letter regarding change in certifying accountants, dated February 14, 2002, incorporated by reference to Exhibit 16 to our Form 8-K filed on February 15, 2002.
16.2	Letter regarding change in certifying accountants dated December 22, 2005, incorporated by reference to Exhibit 16.1 to our Form 8-K/A filed on January 24, 2006.
21.1†	Subsidiaries.
23.1†	Consent of Haskell & White LLP, Independent Registered Public Accounting Firm.
24	Power of Attorney (included on the Signature Page).
31.1†	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31.2†	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32.1†	Certification of CEO and CFO pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

March 25, 2021

By:/s/ Paul T. Anthony

Paul T. Anthony

Chief Financial Officer and

Principal Financial Officer

March 25, 2021

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Caleb Barlow	Director, Chief Executive Officer (Principal Executive Officer and Director)	March 25, 2021
Caleb Barlow

/s/ Paul T. Anthony	Chief Financial Officer, Secretary (Principal Financial Officer and Accounting Officer)	March 25, 2021
Paul T. Anthony

/s/ Robert McCashin	Director (Non-executive Chairman of the Board)	March 25, 2021
Robert McCashin

/s/ Michael H. McMillan		March 25, 2021
Michael H. McMillan	Director

/s/ Dana Sellers		March 25, 2021
Dana Sellers	Director

/s/ Theresa Meadows		March 25, 2021
Theresa Meadows	Director

/s/ Mark Roberson		March 25, 2021
Mark Roberson	Director
/s/ Michael Loria		March 25, 2021
Michael Loria	Director