Form 10-K/A
period 2020-12-31
CYNERGISTEK, INC
filed 2021-04-29
CIK 1011432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K/A

Amendment No. 1

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

As of April 29, 2021, the registrant had 12,120,698 shares of Common Stock outstanding.

Documents Incorporated by Reference: None.

CYNERGISTEK, INC.

TABLE OF CONTENTS

PART III

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	20

i

Explanatory Paragraph

On March 25, 2021, CynergisTek, Inc. (the “Company”) filed, with the Securities and Exchange Commission (the “SEC”), its Annual Report on Form 10-K for the year ended December 31, 2020 (the “Report” or “Form 10-K”). This Amendment No. 1 updates Part III to contain certain additional information required therein.

Except for the changes to Part III and the filing of related certifications added to the list of Exhibits in Part IV, this Amendment makes no other changes to the Form 10-K. This Amendment does not amend, update, or change the financial statements or any other items or disclosures contained in the Report and does not otherwise reflect events occurring after the original filing date of the Report. Accordingly, this Form 10-K/A should be read in conjunction with the Company’s filings with the SEC subsequent to the filing of the Report.

As used in this Amendment, the terms “CynergisTek,” the “Company,” “we,” or “us” refer to CynergisTek, Inc. and its subsidiaries.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

BOARD OF DIRECTORS

Set forth below is certain information regarding the members of the Company’s Board of Directors (the “Board” or the “Board of Directors”). Each director is entitled to serve until the 2021 Annual Meeting and until a successor is duly elected and qualified or until his earlier retirement, resignation or removal. The age of each director is reported as of April 1, 2021.

Name	Age	Position
Caleb Barlow	49	Director, Chief Executive Officer and President
Michael Loria	63	Director
Robert McCashin	74	Director, Chairman of the Board of Directors
Michael McMillan	64	Director
Theresa Meadows	51	Director, Chairwoman of the Nominating and Corporate Governance Committee
Mark Roberson	56	Director, Chairman of the Audit Committee
Dana Sellers	67	Director, Chairwoman of the Compensation Committee

Caleb Barlow 49. Mr. Barlow has served as the Company’s President and Chief Executive Officer since August of 2019. Prior to joining CynergisTek, he was an executive at the International Business Machines Corporation (IBM) beginning his career there in 2001.  At IBM, Mr. Barlow joined the Security Business Unit immediately after its inception, as a Director of Product Management focused on Application, Data, Mobile and Critical Infrastructure Security.  He was part of a team that in 2013 acquired Fiberlink. In 2014, he served as the Vice President of Mobile Management and Security responsible for the integration of Fiberlink into the IBM company.  In early 2015 Mr. Barlow became the Vice President of Portfolio Marketing for IBM Security and by January of 2017 he was appointed IBM’s first Vice President of Threat Intelligence where he led the IBM X-Force.

In 2018, Mr. Barlow invented the “Cyber Tactical Operations Center" which is a first-of-its-kind training, simulation, and security operations center on wheels which won an Edison award.  In 2016, he built X-Force Command which is part of a $200M investment in a global incident response services, updated watch floors, the industry’s first immersive cyber range, and an incident command system for responding to major cyber incidents.

External to IBM, Mr. Barlow has been in leadership roles at two successful startups, including Syncra Systems, which is now part of Oracle, and Ascendant Technology, which was acquired by Avent. Mr. Barlow also holds multiple patents in the field of Unified Communication. Mr. Barlow brings extensive experience in cybersecurity consulting and executive leadership to the Board. Based on his experience and background, the Board has concluded that Mr. Barlow is qualified to serve as a director of the Company.

Michael Loria, 63. Mr. Loria has been a member of the Board since February 2020.  Mr. Loria currently is the executive vice president of corporate development at Brightcove, a leading video platform. Prior to this position he was the Vice President of Business and Corporate Development for the IBM Security Division, where he served from October 2011 to February 2020. As one of the founding members of that division, Mr. Loria led the reseller channels organization, the development of the technology partners ecosystem and strategic alliances, technology licensing, and was responsible for the acquisitions made by this division.

Prior to his role in the formation of the IBM Security Unit, Mr. Loria had similar roles in IBM Rational Software and IBM Lotus. Prior to his work at IBM, Mr. Loria worked for companies ranging from start-ups to large enterprises in various marketing, product management, and business and corporate development roles. Mr. Loria brings years of experience in IT security and mergers & acquisitions experience to the Board.  Based on his experience and background, the Board has concluded that Mr. Loria is qualified to serve as a director of the Company.

Robert McCashin, 74. Mr. McCashin joined the Board in March 2020.  Mr. McCashin is currently a strategic advisor for the Falls River Group, a global mergers and acquisition advisor, and has been in such role since January 2009.  Prior to his time at Falls River Group, Mr. McCashin served on the Board of Directors of Imprivata from June 2008 to January 2013, as Executive Chairman for Integrian, as a director of Peerless Manufacturing Inc. from 2006 to 2015, Timelink, Inc. from June 2001 to August 2010 and Argon ST, Inc. from July 2004 to July 2010.  Mr. McCashin was chairman and CEO at Identix from 2000 to 2004, where he moved the company to the NASDAQ and led the acquisition of Visionics, thereby positioning Identix as the worldwide leader in multi-biometric security products.

Mr. McCashin held various positions at Electronic Data Systems (EDS) from 1971 to 1999, a leading global services company. His final role at EDS was president and CEO of CENTROBE, the business unit created out of the consolidation of EDS worldwide call centers and database operations. During his time there, Mr. McCashin spearheaded the acquisition of Neodata and merged several units into CENTROBE.  Prior to EDS Mr. McCashin served in Vietnam as a USMC infantry platoon commander where he received a Bronze Star for Valor.

Mr. McCashin’s brings years of experience in IT security, mergers & acquisitions, and public company executive and board experience to the Board.  Based on his experience and background, the Board has concluded that Mr. McCashin is qualified to serve as a director of the Company.

Michael McMillan, 64. Mr. McMillan joined the Board in January 2017.  Mr. McMillan Co-Founded CTEK Security, Inc. (formerly CynergisTek, Inc.) in 2004 and served as its CEO from its inception until his retirement in December of 2019.  Between August and December 2019, prior to his retirement, Mr. McMillan was employed by the Company and worked to transition management duties to Mr. Barlow.  Mr. McMillan became CynergisTek’s President and Chief Strategy Officer in January of 2017 and its President and CEO in October of 2017.   Mr. McMillan is recognized as a HIMSS Fellow, former Chair of the HIMSS Privacy & Security Steering committee, Work Group and Policy Task Force. He is recognized as a Lifetime CHIME Fellow, served on the CHIME Board of Advisors for AEHIS, the Most Wired Advisory Board, contributed to Healthcare’s Cybersecurity Model for the Baldridge award and advised KLAS on defining its cybersecurity criteria.  Mr. McMillan has been an advisor, advocate, and role model to the HIT security community by sharing his passion to educate the industry on the importance of security since his retirement from the federal government in 2000.  Mr. McMillan is the recipient of the CHIME Foundation Industry Leader Award for Career Excellence, the Baldrige Foundation Award for Leadership Excellence in the Cybersecurity Sector and the HIMSS John A Page Distinguished Fellows Service Award.

Mr. McMillan has been a thought leader in cybersecurity and privacy issues in healthcare and has been recognized for his many contributions to the industry. He was recognized by Health Data Management as one of the Top 50 influencers in health IT, by Becker’s Hospital Review’s lists of influential healthcare IT leaders by both its writers and readers and named one of the top 10 health information security influencers by HealthInfoSecurity. Mr. McMillan has served on several advisory boards, such as HIT Exchange HealthTech Industry, HealthInfoSecurity Editorial Advisory Board and Healthcare Innovations Advisory Board.  He has impacted healthcare security through broadcast and literature. This has led to his contribution in hundreds of articles, blog posts, podcasts, and news stories.  He has testified in front of Congress and supported industry efforts at congressional outreach on privacy and cybersecurity issues.  These efforts helped build a strong foundation of understanding the importance of security in healthcare and allowed him to promote many issues such as medical device security, telehealth security, and the shortage of cybersecurity professionals in healthcare organizations.  He is a contributing author for two books on Cybersecurity and Risk Management in Healthcare.

Deeply passionate about solving the problem of the overwhelming shortage of qualified cyber professionals, he has a been a strong advocate and personal contributor to the CyberPatriot Program which provides opportunities and scholarships for young people, K-12, to enter STEM programs in college and hopefully careers beyond. He is a strong proponent of women in cybersecurity and has supported his beliefs through his leadership at CynergisTek as well as with other organizations.  He teaches and supports curriculum development at several universities in Health Administration, Health Information Management and cybersecurity programs.  He is a faculty Affiliate at the University of Texas in their cybersecurity for healthcare program and member of the Texas State University MHIM Advisory Board on Cybersecurity.

Mr. McMillan has also worked in the financial sector, has served as Director of Security for two separate Defense Agencies and sat on numerous interagency intelligence and security countermeasures committees while serving in the U.S. government. He holds a Master of Arts degree in National Security and Strategic Studies from the U.S. Naval War College and a Bachelor of Science degree in Education from Texas A&M University. He is a graduate of the Senior Officials in National Security program at the JF Kennedy School of Government at Harvard University and a 1993/4 DoD Excellence in Government Fellow.  He retired from the US Marine Corps as an Intelligence Officer after 21 years of service.  As a DoD Civilian he received both the DoD Gold and Silver Medals for Distinguished Service. Mr. McMillan brings many years of entrepreneurial experience in cybersecurity consulting. Based on his experience and background, the Board has concluded that Mr. McMillan is qualified to serve as a director of the Company.

Theresa Meadows, 51. Ms. Meadows joined the Board in April 2017. Since 2010, Ms. Meadows has been the Senior Vice President and Chief Information Officer for Cook Children’s Health Care System in Fort Worth, Texas. She leads teams covering areas such as infrastructure, applications, telecommunications, and program management.

Prior to joining Cook Children’s, her career included serving in roles as a registered nurse in a Cardiac Transplant Unit, healthcare consulting, project management, and leadership positions at a web development company and a large electronic medical record company. Ms. Meadows also served as a Regional Director for Ascension Health Information Services where she not only led software implementations but was instrumental in the development of Communities of Excellence.

Ms. Meadows currently serves as the Co-Chair for the Health and Human Services Healthcare Cybersecurity Task Force which is charged with creating recommendations on improving cybersecurity posture in the healthcare industry. Ms. Meadows previously served as chair for the North Texas Healthcare Information and Quality Collaborative (NTHIQC). Ms. Meadows has published several articles and her organization was the first to participate in the CHIME case study publications on their successful implementation of bar-coded medication verification.

Ms. Meadows has a master’s degree in healthcare informatics from the University of Alabama at Birmingham, and a bachelor’s degree in nursing from the University of Alabama at Birmingham.  She is an active member of the Children’s Hospital Association CIO Council; is a Fellow in the Healthcare Information and Management Systems Society (HIMSS); is a Fellow in the American College of Healthcare Executives (ACHE) and is an active member of the College of Health Information Management Executives (CHIME).  Ms. Meadows is a graduate of CIO Bootcamp and is a credentialed by CHIME as a Certified Healthcare CIO (CHCIO).

Ms. Meadows brings years of experience in Healthcare IT. Based on her experience and background, the Board has concluded that Ms. Meadows is qualified to serve as a director of the Company.

Mark Roberson, 56. Mr. Roberson currently serves as the Chief Executive Officer of Ballantyne Strong, Inc. (NYSE American: BTN) and was its Executive Vice President and Chief Financial Officer from November 2018 through April 2020. Ballantyne Strong, Inc. is a manufacturer and provider of mission critical projection solutions and managed services to customers in the entertainment, digital signage, and advertising industries.

Mr. Roberson has over 30 years of financial and operational management experience with small public and large private-equity companies. Prior to Ballantyne Strong, Mark previously served as Chief Operating Officer of Chanticleer Holdings, Inc. and Chief Executive Officer and Chief Financial Officer of PokerTek, Inc. Previously Mr. Roberson served in various financial and operations roles with Curtiss-Wright, Inc., Krispy Kreme Doughnut Corporation, and LifeStyle Furnishings International, Ltd.

Mr. Roberson is a CPA who spent seven years in public accounting with Ernst & Young and PricewaterhouseCoopers. He earned an MBA from Wake Forest University, a BS in Accounting from UNC-Greensboro and a BS in Economics from Southern Methodist University. He was named Small Public Company CFO of the Year by the Charlotte Business Journal.

Mr. Roberson brings many years of financial experience in the public sector. Based on his experience and background, the Board has concluded that Mr. Roberson is qualified to serve as a director of the Company.

Dana Sellers, 67.  Ms. Sellers joined the Board in March 2020.  Since January 2019 Ms. Sellers has served as a director of MediQuant and a Member of the Board of Advisors to Diligent Robotics. Ms. Sellers has served as a Member of the Board of Advisors for Cockrell School of Engineering, the University of Texas at Austin since May 2013, and as a board member for the Greater Houston Healthconnect since 2014.  Ms. Sellers previously served as a Board Member for EMIDS a business and tech solutions company that help payers, providers and tech-enablers maximize technology to deliver care better.  Prior to this she was the co-founder and CEO of Encore Health Resources from January 2009 to June 2017. Encore Health Resources was a healthcare IT consulting firm that helped its clients use IT to improve the quality and cost of patient care. She has spent her 30-year career championing the use of healthcare IT to improve patient care and outcomes. A skilled leader, she has been praised by the chief information officers she served and the staff she oversaw for her people-focused, solutions-driven approach.

Ms. Sellers has held numerous prominent positions: as president and COO of Healthlink and as CEO of Encore Health Resources in Houston, which she co-founded with Ivo Nelson in 2009. Under her leadership, Encore served more than 190 providers and completed more than 500 projects in the U.S. that advanced healthcare IT. She has also served on the boards of CHIME, the CHIME Foundation and the CHIME Education Foundation.

Ms. Sellers brings years of experience in Healthcare IT. Based on her experience and background, the Board has concluded that Ms. Sellers is qualified to serve as a director of the Company.

EXECUTIVE OFFICERS

Our current executive officers are as follows:

Name	Age	Position
Caleb Barlow	49	Chief Executive Officer and President
Paul T. Anthony	50	Chief Financial Officer and Secretary

All officers serve at the discretion of the Board.

For additional information with respect to Mr. Barlow, who also serves as a member of our Board, please refer to his profile set forth above under the section titled “BOARD OF DIRECTORS”

Paul T. Anthony, 50. Paul T. Anthony was hired as our Chief Financial Officer on January 3, 2005. Mr. Anthony also serves as our Secretary and Treasurer.  Prior to joining the Company, Mr. Anthony served as Vice President, Finance and Corporate Controller with Callipso, a provider of voice-over IP based network services.

During his tenure at Callipso, Mr. Anthony was responsible for all of the financial operations including accounting, finance, investor relations, treasury, and risk management. Before joining Callipso, Mr. Anthony was the Controller for IBM-Access360, a provider of enterprise software. Mr. Anthony joined Access360 from Nexgenix, Inc. where he served as Corporate Controller. Prior to this, Mr. Anthony held numerous positions in Accounting and Finance at IBM-FileNET Corporation, a provider of enterprise content management software applications. Mr. Anthony started his career at KPMG Peat Marwick LLP in Orange County in the Information, Communications & Entertainment practice. He is a certified public accountant and holds a Bachelor of Science in Accounting from Northern Illinois University.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Legal Proceedings

No director or executive officer has been involved in any legal proceeding during the past ten years that is material to an evaluation of his or her ability or integrity.

CORPORATE GOVERNANCE

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors, and persons who beneficially own more than 10% of the Company’s stock, to file initial reports of ownership and reports of changes in ownership with the SEC.  The Company believes that all persons subject to these reporting requirements filed the required reports on a timely basis during 2020.

Code of Business Conduct Ethics

We have adopted a “code of ethics” as defined in Item 406(b) of Regulation S-K that applies to all our employees, including our principal executive officer, principal financial officer and principal accounting officer. A copy of our Code of Business Conduct and Ethics is attached as Exhibit 14 to our Form 10-K for the year ended December 31, 2016, filed with the SEC on March 29, 2017, and is available upon written request to the Company’s Secretary at 11940 Jollyville Rd, Suite 300N, Austin, Texas, 78759. A copy of the Code of Business Conduct and Ethics is also available on our Company website at www.cynergistek.com under “Investor Relations,” then “Corporate Governance.”

Board Meeting and Attendance

During fiscal year 2020, our Board held twenty-two meetings in person or by telephone. Members of our Board were provided with information between Board meetings regarding the Company’s operations and were consulted on an informal basis with respect to pending business. Each director attended at least 75% of the total number of Board meetings and the meetings held by all committees of our Board on which such director served during the year.

Board Leadership Structure

We have chosen to split the roles of Chairman of the Board and Chief Executive Officer. Mr. Barlow serves as Chief Executive Officer while Mr. McCashin is currently the non-executive Chairman of the Board. The Board has historically sought to ensure that a majority of its members are independent. The Board believes that this structure is appropriate for the Company and provides the appropriate level of independent oversight necessary to ensure that the Board meets its fiduciary obligations to our stockholders, that the interests of management and our stockholders are properly aligned, and that we establish and follow sound business practices and strategies that are in the best interests of our stockholders.

Board’s Role in Risk Oversight

The Board provides oversight with respect to our management of risk, both as a whole and through its standing committees. The Board of Directors does not have a standing risk management committee. The Board typically reviews and discusses with management at each of its regular quarterly meetings, information presented by management relating to our operational results and outlook, including information regarding risks related to our business and operations, as well as risks associated with the markets we serve. In particular, the Board is responsible for monitoring and assessing strategic and operational risk exposure, which may include financial, legal and regulatory, human capital, information technology and security and reputation risks.  The Board is continuing to assess and respond to the substantial operational and commercial risks relating to the COVID-19 pandemic, including diversification of the Company’s target customer market and adjustments to staffing levels. At least annually, the Board reviews and discusses an overall risk assessment conducted by management and the strategies and actions developed and implemented by management to monitor, control and mitigate such risks.

The Audit Committee of our Board also provides risk oversight, focusing in particular on financial and credit risk. The Audit Committee oversees the management of such risks, generally as part of its responsibilities related to the review of our financial results and our internal control over financial reporting, and specifically in connection with its consideration of particular actions being contemplated by us, such as financing activities. Senior management reports on at least a quarterly basis to the Audit Committee on the most significant risks facing the Company from a financial reporting perspective and highlights any new risks that may have arisen since the Audit Committee last met.  The Audit Committee, with input from management, assesses the Company’s cybersecurity risks and the measures implemented by the Company to mitigate and prevent cyberattacks and respond to data breaches, and periodically reports on the Company’s cybersecurity program to the Board of Directors. The Audit Committee also meets regularly in executive sessions with the Company’s independent registered public accounting firm and reports any findings or issues to the full Board. In performing its functions, the Audit Committee and each standing committee of the Board has full access to management, as well as the ability to engage advisors. The Board receives regular reports from each of its standing committees regarding each committee’s particularized areas of focus.  The Compensation Committee has responsibility for overseeing the management of risk related to our compensation policies and practices. The Compensation Committee considers risks associated with our business in developing compensation policies and the components of our executive compensation program, and periodically reviews and discusses assessments conducted by management with respect to risk that may arise from our compensation policies and practices for all employees. In addition, the Compensation Committee reviews and monitors matters related to human capital management, including diversity and inclusion initiatives and management of human capital risks.  The Nominating and Corporate Governance Committee monitors the effectiveness of the Company’s corporate governance policies and the selection of prospective members of the Board of Directors and their qualifications, as well as environmental, social and governance (“ESG”)-related risks.

Committees of the Board

Compensation Committee

The Compensation Committee is presently composed of Dana Sellers, who serves as chairperson, Mark Roberson, Michael Loria, Theresa Meadows and Robert McCashin.    The Board has determined that all members meet the definition of “independent” pursuant to NYSE American Rule 803.  Pursuant to the authority delegated to it by the Board, the Compensation Committee reviews the performance of our executive officers and establishes overall employee compensation policies. The Compensation Committee also reviews and recommends compensation levels for our directors and our corporate officers, including salary, bonus, and stock option grants. The compensation levels recommended by the Compensation Committee are ratified by the Board. The Compensation Committee may not delegate its responsibilities, and our executive officers are not involved in determining or recommending the amount or form of executive and director compensation. The Compensation Committee met seven times during the fiscal year ended December 31, 2020.  The Compensation Committee did not engage a compensation consultant to assist in determining the amount or form of executive and director compensation paid during the year ended December 31, 2020.  The Compensation Committee operates under a written charter adopted by the Board, a copy of which is available on our Company website at www.cynergistek.com under “Investor Relations,” then “Corporate Governance.”

Audit Committee

The Audit Committee is presently composed of Mark Roberson, who serves as chairperson, Michael Loria and Robert McCashin, all of whom meet the definition of “independent” pursuant to NYSE American Rule 803.  The Board has also determined that Mark Roberson is an “audit committee financial expert,” as defined in Item 407(d)(5)(ii) of Regulation S-K. The functions of the Audit Committee include, among other things, reviewing our annual and quarterly financial statements, reviewing related party transactions, reviewing and discussing the results of each audit and quarterly review with our independent registered public accountants, and discussing the adequacy of our accounting and control systems. The Audit Committee met six times during the fiscal year ended December 31, 2020. The Audit Committee operates under a written charter adopted by the Board, a copy of which is available on our Company website at www.cynergistek.com under “Investor Relations,” then “Corporate Governance.”

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is composed of Theresa Meadows, who serves as chairperson, Michael Loria, Dana Sellers, Mark Roberson and Robert McCashin, all of whom meet the definition of “independent” pursuant to NYSE American Rule 803.  The purposes of the Nominating and Corporate Governance Committee are to (1) identify qualified individuals to become directors, (2) select the director nominees to be presented for election at each annual meeting of stockholders, (3) regularly develop, review and recommend to the Board a set of corporate governance policies applicable to the Company, and (4) provide oversight for the evaluation of the performance of the Board.  The Nominating and Corporate Governance Committee operates under a written charter adopted by the Board, a copy of which is available on our Company website at www.cynergistek.com under “Investor Relations,” then “Corporate Governance.”  The Nominating and Corporate Governance Committee met two times during the fiscal year ended December 31, 2020.

Nomination of Directors

Nominees for the Board at our annual meetings are recommended by our Nominating and Corporate Governance Committee and approved by the Board. In identifying potential nominees, the Nominating and Corporate Governance Committee takes into account such factors as it deems appropriate, including the current composition of the Board, the range of talents, experiences and skills that would best complement those that are already represented on the Board, the balance of management, director independence, and the need for specialized expertise.  There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board.

The Nominating and Corporate Governance Committee does not have a formal diversity policy; in addition to the foregoing, it considers race and gender diversity in selection of qualified candidates.  Candidates will be chosen for their ability to represent all of the stockholders, and for their character, judgment, fairness and overall ability.  Specifically, the Nominating and Corporate Governance Committee strives to identify and recruit individuals whose diverse talents, experiences and backgrounds enhance the inclusive environment in which the Board of Directors currently functions. The Nominating and Corporate Governance Committee relies upon its judgment of the foregoing general criteria and the following personal criteria in selecting candidates for nomination to the Board: (i) independence and absence of conflicts of interest, (ii) honesty, integrity and accountability, (iii) substantial business experience with a practical application to the Company’s needs, (iv) demonstrated ability to think strategically and make decisions with a forward-looking focus, (v) ability to assimilate relevant information on a broad range of topics, (vi) willingness to make a strong commitment of time and attention to the Board’s processes and affairs, and (vii) willingness to express independent thought.

The Nominating and Corporate Governance Committee seeks to identify director nominees through a combination of referrals, including referrals provided by management, existing members of the Board and our stockholders, and direct solicitations, where warranted. Referrals of director nominees should be sent to the Nominating and Corporate Governance Committee, c/o Corporate Secretary, CynergisTek, Inc., 11940 Jollyville Rd, Suite 300N, Austin, Texas, 78759. All referrals will be compiled by the Corporate Secretary and forwarded to the Nominating and Corporate Governance Committee for their review and consideration. Our bylaws contain provisions that address the process by which a stockholder may nominate an individual to stand for election to the Board.  At a minimum, a recommendation from a stockholder should include the individual’s name, current and past business experience, professional affiliations, age, stock ownership in the Company, particular business qualifications, and such other information as the stockholder deems relevant to assist the Nominating and Corporate Governance Committee in considering the individual’s potential service as a director.

Communications with the Board

Stockholders or other interested parties may communicate with the Board, a Board committee, or any individual director or group of directors, by sending written communications addressed to the Board, or to the individual member of the Board, c/o Corporate Secretary, CynergisTek, Inc., 11940 Jollyville Rd, Suite 300N, Austin, Texas, 78759. These communications are compiled by the Corporate Secretary and forwarded to the Board or the individual director(s) accordingly.

Additionally, stockholders may communicate directly with the Board by sending an email to  board@cynergistek.com. These communications will be received by both the Chairman of the Board and the Chairman of the Audit Committee and forwarded as necessary to the appropriate member(s) of the Board. Aside from this communication method, there have been no material changes to the procedures by which interested parties may communication with the Board.

Hedging Policy

Under the Company’s Insider Trading Policy, all directors, officers and employees of the Company and its subsidiaries are prohibited from engaging in any hedging or similar transactions involving the Company’s securities.

Director Attendance at Annual Meetings

Although we do not have a formal policy regarding attendance by directors at annual meetings of stockholders, directors are encouraged to attend annual meetings of stockholders. Seven directors attended the Company’s 2020 annual meeting of stockholders.

ITEM 11.EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table discloses the compensation received in each of the last two fiscal years by our “Named Executive Officers.”  Our Named Executive Officers include persons who (i) served as our principal executive officer during the most recent fiscal year, (ii) were serving at fiscal year-end as our two most highly compensated executives, other than the principal executive officer, and (iii) if applicable, individuals for whom disclosure would have been provided as a most highly compensated executive, but for the fact that the individual was not serving as an executive at fiscal year-end.

Name and Principal Position	Year	Salary ($)	Bonuses & Commissions ($)(1)	Stock Awards ($)(2)	Option / Warrant Awards ($)(3)	All Other Compensation ($)	Total ($)
Caleb Barlow (4)	2020	$350,000	$150,000	$-	$-	$5,917	$505,917
Chief Executive Officer	2019	$145,833	$200,000	$146,000	$130,664	$2,625	$625,122

Michael H. McMillan (5)	2020	$-	$-	$-	$-	$-	$-
Former Chief Executive Officer	2019	$359,700	$-	$29,200	$-	$-	$388,900

Paul T. Anthony (6)	2020	$309,700	$-	$-	$-	$6,136	$315,836
Chief Financial Officer, Secretary and Treasurer	2019	$309,700	$41,461	$87,600	$-	$11,200	$449,961

Angela Rivera (7)	2020	$108,694	$-	$-	$-	$295,895	$404,589
Executive Vice President, Operations	2019	$265,000	$135,598	$119,400	$-	$10,600	$530,598

(1)Bonuses and commissions include amounts earned by the individual and accrued by the Company in the year listed but paid to the individual in the subsequent year.

(2)Represents time-based restricted stock units (“RSU”) awarded to the named executive officers as part of the long-term incentive awards. These RSU awards vest three years from the date of grant. These values represent the aggregate grant date fair value calculated in accordance with the Financial Accounting Standards Board ASC Topic 718. For additional information relating to the assumptions made in valuing and expensing these awards refer to Note 14 in the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC.

(3)A discussion of the methods used in calculation of these values may be found in Notes 11, 12 and 13 to the consolidated financial statements which is in Part 2, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. These values reflect the dollar amount recognized for financial statement reporting purposes with respect to the fiscal years ended December 31, 2020 and December 31, 2019, computed in accordance with ASC Topic 718.

(4)   Mr. Barlow joined the Company in August of 2019 and immediately was appointed to the role as President and Chief Executive Officer. Compensation includes $150,000 in sign-on bonus and $5,917 of 401K match in 2020 and $200,000 in sign-on bonus and 401K match of $2,625 in 2019.

(5)Mr. McMillan joined the Company in 2017 and immediately was appointed to the role as President. In October 2017 he was appointed to the role of Chief Executive Officer until August 2019. Mr. McMillan’s employment concluded on December 31, 2019.  Mr. McMillan remains on the Board and his compensation of $21,875 related to his Board fees was excluded from this table.

(6)Mr. Anthony joined the Company in 2005 and currently serves as Chief Financial Officer, Secretary and Treasurer. Other compensation is comprised of 401k match of $6,136 in 2020, and 401k match of $11,200 in 2019.

(7)  Ms. Rivera joined the Company in 2017 and left the Company in 2020. Other compensation is comprised of severance related costs of $290,733 and 401K match of $5,162 in 2020 and 401k match of $10,600 in 2019.

Narrative to Summary Compensation Table

In response to the impact of the COVID-19 pandemic on the Company, the economy, and the industry, including the Company’s performance due in large part to the effects of the COVID-19 pandemic, bonuses were not paid to the Company’s executive officers, those officers who would have received a raise did not receive a raise and the Company temporarily ceased its 401(k) match program.

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

Mr. Barlow’s base salary is $350,000. He is entitled to incentive bonus compensation that offers the potential to receive a discretionary bonus up to 100% of his base salary. For 2020 and 2019 there was no discretionary bonus paid. In addition, he receives a retention bonus totaling $500,000, with $200,000 having been paid on August 1, 2019, $150,000 paid on January 1, 2020 and $150,000 paid in January 2021. In connection with the Barlow Agreement, Mr. Barlow also received equity compensation consisting of an option to purchase up to 500,000 shares of the Company’s common stock, subject to vesting, and 50,000 shares of restricted stock units. The options are nonqualified, and the grant was made outside of the Company's 2011 Stock Incentive Plan. We may terminate Mr. Barlow’s employment without cause at any time on thirty (30) days’ advance written notice to Mr. Barlow.  If we terminate Mr. Barlow’s employment without cause, or if Mr. Barlow is terminated without cause following a change of control, Mr. Barlow is entitled to receive (a) his annual base salary then in effect, and full target annual bonus, each prorated to the date of termination, (b) payment of base salary compensation for an additional twelve months, payable as a lump sum, (c) acceleration and payment of the unpaid portion of the sign-on and retention bonus, and (d) the acceleration of all unvested stock options, warrants and restricted stock units then held by Mr. Barlow, subject to certain conditions set forth in the Barlow Agreement and related equity award agreements.  If Mr. Barlow resigns for any reason other than Good Reason, he will be entitled to receive his base salary for the thirty (30) day written notice period, but no other amounts. The foregoing is only a summary of the Barlow Agreement. The detailed terms and conditions of the full agreement are included as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 16, 2019.

Michael McMillan

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

Pursuant to the McMillan Employment Agreement, the Company had the right to terminate Mr. McMillan’s employment without cause at any time on thirty (30) days’ advance written notice to Mr. McMillan. Additionally, Mr. McMillan had the right to resign for “Good Reason” (as defined in the McMillan Employment Agreement) on thirty (30) days’ written notice.  In the event of (i) such termination without cause, or (ii) Mr. McMillan’s inability to perform the essential functions of his position due to a mental or physical disability or his death,  or (iii) Mr. McMillan’s resignation for Good Reason, Mr. McMillan was entitled to receive the base salary then in effect and full target annual bonus, prorated to the date of termination, and a “Severance Payment” equivalent to (a) payment of compensation for an additional twelve months, payable as a lump sum, and (b) the acceleration of all unvested stock options and warrants then held by Mr. McMillan, subject to certain conditions set forth in the McMillan Employment Agreement.    If Mr. McMillan resigned for other than Good Reason, he would be entitled to receive the base salary for the thirty (30) day written notice period, but no other amounts.  On October 2, 2017, the Board appointed Mr. McMillan as Chief Executive Officer and his base salary was increased to $325,000.

In February 2018, the Company amended the McMillan Employment Agreement to extend the term thereof through December 31, 2020 and increased his base salary to $334,700 for 2018, $359,700 for 2019, and the 2020 base salary to be determined by the Board of Directors at the end of the 2019 calendar year. He was paid a bonus of $161,241 and $0 for 2018 and 2019, respectively.  The foregoing summary of the McMillan Employment Agreement is qualified in its entirety by reference to the full context of the agreement, which is found as Exhibit 99.6 to our Current Report on Form 8-K filed with the SEC on January 17, 2017, and the amendment to the McMillan Employment Agreement, which is found as Exhibit 10.44 to our Annual Report on Form 10-K filed with the SEC on March 28, 2018.

On July 15, 2019, Mr. McMillan notified the Board of Directors of his decision to retire from the Company effective December 31, 2019.  In connection with his planned retirement, Mr. McMillan also submitted his resignation as President and Chief Executive Officer of the Company, effective July 31, 2019. Mr. McMillan continues to serve as a director of the Company and remained employed by the Company through his retirement date in order to assist with the transition.  Mr. McMillan was given the honorary title of President and CEO Emeritus by the Board.

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

Pursuant to the Anthony Agreement, Mr. Anthony’s base salary remains the same for 2021 at $310,000 and increases in 2022 based on two times the average percentage salary increase of the Company’s active employees during 2021.  Subsequent increases to base salary will be subject to the discretion of the Compensation Committee of the Board (the “Compensation Committee”).  Mr. Anthony is entitled to the same incentive bonus compensation of up to 67.5% of his base salary, and equity compensation may be granted from time to time based on the discretion and recommendation of the Compensation Committee and Board.  Mr. Anthony is entitled to one-time, lump-sum amounts equal to the employee tax portion required to be paid plus the amount necessary to put Mr. Anthony in the same after-tax position (taking into account any and all applicable federal, state, and local income, employment and excise taxes, including any income and employment taxes imposed on the payment itself) that he would have been in if he had not incurred any tax liability on settlement of the restricted stock units, as a result of the settlement of the 90,000 restricted stock units that were granted on each of October 8, 2018 and November 13, 2019.  Each such payment shall be paid within 30 days of settlement of the applicable restricted stock units. The Company has the right to terminate Mr. Anthony’s employment without cause at any time on thirty (30) days’ advance written notice.  If we terminate Mr. Anthony’s employment without cause, or if Mr. Anthony is terminated without cause following a change of control, Mr. Anthony is entitled to receive (a) his annual base salary then in effect, and full target annual bonus, each prorated to the date of termination, (b) payment of base salary compensation for an additional twelve months, payable as a lump sum or in accordance with the Company’s regular payroll cycle, at Mr. Anthony’s discretion, and (c) the acceleration of all unvested stock options, warrants and restricted stock units then held by Mr. Anthony, subject to certain conditions set forth in the Anthony Agreement and related equity award agreements.

The foregoing is a summary only of the Anthony Agreement, and is qualified in its entirety by the detailed terms and conditions of the Anthony Agreement, are included as Exhibit 10.8 to our Annual Report on Form 10-K filed with the SEC on March 25, 2021.

OUTSTANDING EQUITY AWARDS AT 2020 FISCAL YEAR-END (1)

		Option and Warrant Awards				Stock Awards
Name		Number of Securities Underlying Unexercised Options, Warrants and RSU’s Exercisable	(1) Number of Securities Underlying Unexercised Options and Warrants Unexercisable	Exercise Price ($)	Expiration Date	Number of Shares or Units of Stock that have not Vested	Market Value of Shares or Units of Stock that have not Vested ($)
Caleb Barlow		166,667	333,333	$4.68	07/15/2029	-	-
	(2)	-	-	-	-	50,000	$72,500
Michael H McMillan	(4)	-	-	-	-	50,000	$72,500
	(3)	10,000	-	-	-	-	$-

Paul T. Anthony		16,667	-	$2.28	1/3/2022	-	$-
		25,000	-	$3.00	2/3/2026	-	$-
	(6)	77,779	-	$3.03	12/30/2023	-	$-
	(5)	90,000	-	-	-	-	$-
	(4)	-	-	-	-	90,000	$130,500
	(2)	-	-	-	-	30,000	$43,500

(1)Unless otherwise indicated, all options vest in cumulative annual installments of one-third of the shares commencing one year from the date of grant.

(2)These Restricted Stock Units (“RSU”) were granted on November 13, 2019 and had a grant date per share value of $2.92 and vest after three years of employment.

(3)These RSUs were granted on November 13, 2019 and had a grant date per share value of $2.92 and vest November 2020.

(4)  These RSUs were granted on October 8, 2018 and had a grant date per share value of $3.98 and cliff vest after three years of employment and board service.  Mr. McMillan’s employment concluded on December 31, 2019.

(5)These RSUs were granted on October 26, 2017 and had a grant date per share value of $2.76 and vested October 2020.  The shares were issued in March 2021.

(6)These warrants were granted on January 16, 2013 and vested according to financial performance measures. This compensation is further described in Note 7 to the Annual Report on Form 10-K filed with the SEC on March 28, 2017.

DIRECTOR COMPENSATION FOR 2020

The following table shows compensation information for the individuals who served as non-employee directors during the year ended December 31, 2020.

Name	Fees Earned or Paid in Cash ($)	Restricted Stock Unit Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert McCashin	$ 20,833	$ 38,152	-	—	—	—	$ 58,985
Michael Loria	$ 20,833	$ 24,822	-	—	—	—	$ 45,655
Dana Sellers	$ 31,250	$ 29,266	-	—	—	—	$ 60,516
Michael H. McMillan	$ 21,875	$ 91,825	-	—	—	—	$113,700
Theresa Meadows	$ 31,250	$ 38,719	-	—	—	—	$ 69,969
Mark Roberson	$ 32,813	$ 38,056	-	—	—	—	$ 70,869
John Abouchar (3)	$ 23,438	$ 56,702	-	—	—	—	$ 80,140
Judy F. Krandel (4)	$ 6,250	$ 36,604	-	—	—	—	$ 42,314

(1)A discussion of the methods used in the calculation of these values may be found in Note 14 to the consolidated financial statements of our 2020 Annual Report on Form 10-K. These values reflect the dollar amount recognized for financial statement reporting purposes with respect to the 2020 fiscal year.

(2)A discussion of the methods used in the calculation of these values may be found in Note 13 to the consolidated financial statements of our 2020 Annual Report on Form 10-K. These values reflect the dollar amount recognized for financial statement reporting purposes with respect to the 2020 fiscal year.

(3)Mr. Abouchar resigned from the Board in June 2020.

(4)Ms. Krandel resigned from the Board in April 2020.

Narrative to Director Compensation Table

During fiscal year 2020, non-employee directors were compensated as follows:

Board role	Annual amount per recipient
Board member unassigned to a chair	$25,000
Committee Chair	$37,500
Chairman of the Board	$62,500

The director compensation is ordinarily paid in two payments with the first payment made in January and the second payment made at the beginning of July (assuming confirmation of board members election by the stockholders in the annual stockholder meeting).  The Company intends to compensate directors in 2021 at the same levels as 2020; any additional compensation for special committees or other items will be determined on a case by case basis by the Compensation Committee.

The Compensation Committee evaluates and expects to grant RSU’s to each board member. The RSU’s granted to the board members in 2019 is reflective of expected grants in future years.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves, or in the past has served, on the board of directors, or as a member of the compensation committee (or other committee performing an equivalent function) of the board of directors of any entity that has one or more executive officers who serve as members of our Board of Directors or Compensation Committee.

Compensation Committee Report

The following report of the Compensation Committee shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall this report be incorporated by reference into any filing made by the Company under the Securities Act of 1933, as amended, or the Exchange Act

The Compensation Committee of the Board reviews and establishes compensation strategies and programs to ensure that the Company attracts, retains, properly compensates, and motivates qualified executives and other key associates. The Committee consists of Dana Sellers, who is the Chairperson, Mark Roberson, Robert McCashin, Michael Loria and Theresa Meadows. No member of the Compensation Committee is an employee or officer.

The philosophy of the Compensation Committee is (i) to provide competitive levels of compensation that integrate pay with the individual executive’s performance and the Company’s annual and long-term performance goals; (ii) to motivate key executives to achieve strategic business goals and reward them for their achievement; (iii) to provide compensation opportunities and benefits that are comparable to those offered by other companies in the healthcare services industry, thereby allowing the Company to compete for and retain talented executives who are critical to the Company’ long-term success; and (iv) to align the interests of key executives with the long-term interests of stockholders and the enhancement of stockholder value through the granting of equity compensation. The compensation of our executive officers is currently comprised of annual base salary, a bonus plan pursuant to certain performance criteria being achieved, and long-term performance incentives in the form of stock option or restricted stock unit (RSU) grants under the stock incentive plans.

Chief Executive Officer Compensation.

In October 2017 the Board of Directors appointed Michael McMillan as CEO.  The Compensation Committee set Mr. McMillan’s annual base salary at $325,000 starting October 2, 2017. In February 2018, the Compensation Committee extended the term Mr. McMillan’s employment agreement through December 31, 2020 and increased his base salary to $334,700 for 2018, and $359,700 for 2019. He was paid a bonus of $421,241 for calendar year 2018 and $0 for 2019.

In October 2018, Mr. McMillan was granted 50,000 restricted stock units of Company stock. These restricted stock units vest after three years of continuous service.  Mr. McMillan retired from the Company in December of 2019 and remains a member of the Board of Directors.

In August of 2019 the Board of Directors appointed Caleb Barlow to serve as President and Chief Executive Officer.  The Compensation Committee set Mr. Barlow’s base salary at $350,000. He is entitled to incentive bonus compensation that offers the potential to receive a discretionary bonus up to 100% of his base salary. For 2020, his discretionary bonus could have totaled a maximum of $350,000 of which he received $0 for 2020, largely due to the impact of the COVID-19 pandemic.  For 2019, his discretionary bonus could have totaled a maximum of $85,000 of which he received $0 for 2019.  The incentive bonus plan is based on a number of factors established by the Board. In addition, he received a retention bonus totaling $500,000, with $200,000 paid on August 1, 2019, $150,000 paid on January 1, 2020 and $150,000 paid in January 2021.

Mr. Barlow also received equity compensation consisting of an option to purchase up to 500,000 shares of the Company’s common stock, subject to vesting, and 50,000 shares of restricted stock units. The options are nonqualified, and the grant was made outside of the Company’s 2011 Stock Incentive Plan.

By the Compensation Committee,

Dana Sellers, Chair

Mark Roberson

Theresa Meadows

Robert McCashin

Michael Loria

April 29, 2021

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

BENEFICIAL OWNERSHIP OF SECURITIES

The following table and the notes thereto set forth certain information regarding the beneficial ownership of our Common Stock as of March 31, 2021, by (i) each current director; (ii) each named executive officer named in the summary compensation table included herein who was serving as an executive officer at the end of the 2020 fiscal year; (iii) all of our current directors and executive officers as a group; and (iv) each person who is known by us to be a beneficial owner of five percent or more of our Common Stock, which is our only class of stock outstanding. Unless otherwise noted, each of the following disclaims any beneficial ownership of the shares, except to the extent of his, her or its pecuniary interest, if any, in such shares.

Name and Address of Beneficial Owner (1)	Shares Directly or Indirectly Owned	Stock Options and Warrants Exercisable Within 60 Days	Restricted Stock Units Vested or Vesting Within 60 Days	Total Shares Beneficially Owned	Percent
Directors and executive officers:
Paul T. Anthony (3)	167,277	119,446	-	286,723	2.3
Caleb Barlow (5)	10,000	166,667	-	176,667	1.4
Michael Loria	-	-	10,000	10,000	*
Robert McCashin	6,500	-	10,000	16,500	*
Michael McMillan	583,333	-	10,000	593,333	4.9
Theresa Meadows	14,500	-	35,000	49,500	*
Mark Roberson (4)	21,000	8,334	30,000	59,334	*
Dana Sellers	10,000	-	10,000	20,000	*
All directors and executive officers, as a group	812,610	294,447	105,000	1,212,057	9.7

5% Shareholders
Horton Capital Partners, LLC (6)	709,004	518,915		1,227,919	12.0

* Less than 1% of the outstanding shares of Common Stock.

(1)The address for all officers and directors is c/o CynergisTek, Inc., 11940 Jollyville Road, Austin, TX 78759.

(2)Unless otherwise indicated, the named persons possess sole voting and investment power with respect to the shares listed (except to the extent such authority is shared with spouses under applicable law).  The percentages are based upon 12,120,698 shares outstanding as of March 31, 2021, except for certain parties who hold stock options and warrants that are presently exercisable or exercisable within 60 days and shares of Common Stock potentially issuable upon the vesting of restricted stock units within 60 days, whose percentages are based upon the sum of shares outstanding as of March 31, 2021 plus the number of shares subject to stock options and warrants that are presently exercisable or exercisable within 60 days held by them, or shares of Common Stock potentially issuable upon the vesting of restricted stock units within 60 days.

(3)119,446 shares issuable upon exercise of stock options and warrants with a weighted average exercise price of $2.92.

(4)8,334 shares issuable upon exercise of stock options with a weighted average exercise price of $2.55.

(5)  Includes 166,667 shares issuable upon exercise of stock options with a weighted average exercise price of 4.86.

(6)  Based solely on our review of a Non-Objecting Beneficial Owners (NOBO) list obtained by the Company on March 21, 2021. The address for Horton is 1717 Arch Street, Suite 3920, Philadelphia, PA 19103.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides certain information as of December 31, 2020, with respect to the Company’s equity compensation plans under which equity securities of the Company are authorized for issuance.

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuances Under Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plan options approved by security holders (1)	540,839	$2.22	1,472,555
Equity compensation plan restricted stock units approved by security holders (2)	723,350	-	-
Equity compensation plans not approved by security holders (3) (4)	1,077,779	$3.55	-
Total	2,341,968		1,472,555

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

(4)Includes warrants to purchase 500,000 shares of common stock in consideration of a Securities Purchase Agreement with an existing investor.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Review and Approval of Transactions with Related Parties

In accordance with our Audit Committee procedures, the Audit Committee of our Board reviews and approves all transactions that are required to be reported under Item 404(a) of Regulation S-K.

Director Independence

The Board, in the exercise of its reasonable business judgment, has determined that the following directors meet the definition of “independent” pursuant to the applicable NYSE American and SEC rules and regulations:  Michael Loria, Robert McCashin, Dana Sellers, Theresa Meadows and Mark Roberson. In making these independence determinations, the Board considered all of the factors that automatically compromise director independence as specified in the NYSE American’s listing standards and determined that none of those conditions existed. In addition, the Board considered whether any direct or indirect material relationship, beyond those factors that automatically compromise director independence, existed between those directors, their immediate family members, or their affiliated entities, on the one hand, and us and our subsidiaries, on the other hand. The Board determined, for those directors identified as independent above, that any relationship that existed was not material and did not compromise that director’s independence.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES.

FEES PAID TO OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

Haskell & White LLP has as served as the Company’s independent registered public accounting firm since 2005.

Audit Fees

The aggregate fees for professional services rendered by Haskell & White LLP for the annual audit of the Company’s financial statements and the reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q billed during the fiscal years ended December 31, 2020 and 2019, were $108,750 and $137,700 respectively.

Audit-related Fees

The aggregate fees for audit-related services rendered by Haskell & White LLP for consents and other assurance services billed during the fiscal years ended December 31, 2020 and 2019, were $23,000 and $53,600, respectively.

Tax Fees

The aggregate fees for tax services rendered by Haskell & White LLP billed during the fiscal years ended December 31, 2020 and 2019, were $0 and $0, respectively. Income tax return preparation services were provided by another firm in both years.

All Other Fees

None.

Audit Committee Pre-Approval Policies and Procedures

Our Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm in accordance with applicable SEC rules. The Audit Committee generally pre-approves particular services or categories of services on a case-by-case basis. The independent registered public accounting firm and management periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with these pre-approvals, and the fees for the services performed to date. All of the professional services rendered by Haskell & White LLP for fiscal years 2020 and 2019 were pre-approved by the Audit Committee of our Board in accordance with applicable SEC rules.

PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

No.	Item
31.1†	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31.2†	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

†Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) with the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYNERGISTEK, INC.

	By:	/s/ Caleb Barlow
Caleb Barlow
Chief Executive Officer and
Principal Executive Officer
April 29, 2021
	By:	/s/ Paul T. Anthony
Paul T. Anthony
Chief Financial Officer and
Principal Financial Officer
April 29, 2021