Form 10-Q
period 2021-03-31
CYNERGISTEK, INC
filed 2021-05-13
CIK 1011432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
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

The number of shares of the issuer’s common stock, $0.001 par value, outstanding as of May 13, 2021, was 12,120,698.

CYNERGISTEK, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

CYNERGISTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021 (unaudited)	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$4,443,140	$5,613,654
Accounts receivable, net of allowance for doubtful accounts	1,949,858	2,063,136
Unbilled services	557,487	566,713
Prepaid and other current assets	1,806,340	2,032,420
Income taxes receivable	1,952,532	1,680,866
Total current assets	10,709,357	11,956,789

Property and equipment, net	380,843	541,525
Deposits	64,586	64,586
Deferred income taxes	4,995,830	4,959,125
Intangible assets, net	5,723,089	6,063,617
Goodwill	8,394,483	8,394,483
Total assets	$30,268,188	$31,980,125
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$930,937	$1,326,919
Accrued compensation and benefits	531,524	814,830
Deferred revenue	1,208,074	1,265,864
Current portion of promissory note to related parties	562,500	562,500
Current portion of operating lease liability	129,233	252,398
Total current liabilities	3,362,268	4,222,511

Long-term liabilities:
Earnout liability	1,300,000	1,300,000
Promissory note to related party, less current portion	-	140,625
Paycheck Protection Program loan	2,825,500	2,825,500
Operating lease liability, less current portion	15,002	40,031
Total long-term liabilities	4,140,502	4,306,156
Commitments and contingencies
Stockholders’ equity:
Common stock, par value at $0.001, 33,333,333 shares authorized, 12,120,698 shares issued and outstanding at March 31, 2021 and 12,024,967 shares issued and outstanding at December 31, 2020	12,120	12,024
Additional paid-in capital	38,792,861	38,564,520
Accumulated deficit	(16,039,563)	(15,125,086)
Total stockholders’ equity	22,765,418	23,451,458
Total liabilities and stockholders’ equity	$30,268,188	$31,980,125

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYNERGISTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
Net revenues	$4,173,520	$5,115,827
Cost of revenues	2,090,834	3,423,532
Gross profit	2,082,686	1,692,295
Operating expenses:
Sales and marketing expenses	1,212,379	1,487,347
General and administrative expenses	1,676,658	2,104,844
Depreciation	47,696	47,600
Amortization of acquisition-related intangibles	340,528	416,191
Total operating expenses	3,277,261	4,055,982
Loss from operations	(1,194,575)	(2,363,687)
Other (expense) income:
Interest income	-	6,068
Interest expense	(20,001)	(24,288)
Total other expense	(20,001)	(18,220)

Loss before income tax benefit	(1,214,576)	(2,381,907)
Income tax benefit	300,099	531,284
Net loss	(914,477)	(1,850,623)
Deemed dividends from warrant anti-dilution provisions	(5,834)	-
Net loss attributable to common shareholders	$(920,311)	$(1,850,623)

Net loss per share:
Basic	$(0.08)	$(0.18)
Diluted	$(0.08)	$(0.18)

Number of weighted average shares outstanding:
Basic	12,041,074	10,374,497
Diluted	12,041,074	10,374,497

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYNERGISTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2021 and 2020

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	12,024,967	$12,024	$38,564,520	$(15,125,086)	$23,451,458
Stock compensation expense for equity awards granted to employees and directors	-	-	228,437	-	228,437
Restricted stock units exercised	95,731	96	(96)	-	-
Deemed dividend	-	-	-	-	-
Net income	-	-	-	(914,477)	(914,477)
Balance at March 31, 2021	12,120,698	$12,120	$38,792,861	$(16,039,563)	$22,765,418

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2019	10,359,164	$10,359	$34,821,863	$3,343,402	$38,175,624
Stock compensation expense for equity awards granted to employees and directors	-	-	411,007	-	411,007
Restricted stock units exercised	20,000	20	(20)	-	-
Net income	-	-	-	(1,850,623)	(1,850,623)
Balance at March 31, 2020	10,379,164	$10,379	$35,232,850	$1,492,779	$36,736,008

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYNERGISTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(914,477)	$(1,850,623)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	47,696	47,600
Amortization of intangible assets	340,528	416,191
Change in net deferred tax assets	(36,705)	(21,806)
Bad debt expense	-	30,000
Stock compensation for equity awards granted to employees and directors	228,437	411,007
Other	(15,500)	(12,149)
Changes in operating assets and liabilities:
Accounts receivable	113,278	(151,100)
Unbilled services	9,226	(77,651)
Prepaid and other current assets	226,080	(447,636)
Income taxes receivable	(271,666)	(456,128)
Accounts payable and accrued expenses	(395,982)	36,950
Accrued compensation and benefits	(283,306)	(613,183)
Deferred revenue	(57,790)	650,047
Income taxes payable	-	(31,976)
Net cash used for operating activities	(1,010,181)	(2,070,457)
Cash flows from investing activities:
Purchases of property and equipment	(19,708)	(51,912)
Net cash used for investing activities	(19,708)	(51,912)
Cash flows from financing activities:
Payments on promissory note to related parties	(140,625)	(140,625)
Payments on capital leases	-	(4)
Net cash used for financing activities	(140,625)	(140,629)
Net change in cash and cash equivalents	(1,170,514)	(2,262,998)
Cash and cash equivalents, beginning of period	5,613,654	5,328,726
Cash and cash equivalents, end of period	$4,443,140	$3,065,728

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYNERGISTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
Supplemental disclosure of cash flow information:
Interest paid	$12,914	$84,606
Income taxes paid	$8,272	$209,834

Non-cash investing and financing activities:
Capitalized right-to-use asset resulting from an extension of an operating lease commitment	$-	$185,454
Capitalized operating lease liability resulting from an extension of an operating lease commitment	$-	$185,454

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(UNAUDITED)

1.BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of CynergisTek, Inc. and its subsidiaries (the “Company,” “we,” “us,” or “CynergisTek”) have been prepared in accordance with generally accepted accounting principles of the United States of America (“GAAP”) for interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, these financial statements do not include all of the information and notes required by GAAP for complete financial statements.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on March 25, 2021.

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

Liquidity and Capital Resources

As of March 31, 2021, our cash balance was $4.4 million, current assets minus current liabilities was positive $7.3 million and our non-current debt and lease obligations, excluding contingent earnout liability of $1.3 million, totaled $2.8 million. This $2.8 million of debt is related to the U.S. Small Business Administration (“SBA”) Paycheck Protection Program loan (the “PPP Loan”), received pursuant to the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), that we anticipate will be fully forgiven as described in Note 9. The level of additional cash needed to fund operations and our ability to conduct business for the next twelve months will be influenced primarily by the following factors:

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

We have historically funded our operating costs, acquisition activities, working capital requirements and capital expenditures with cash from operations, proceeds from the issuances of our common stock and other financing arrangements. We are currently operating in a cash flow negative position while we seek to maintain and grow our cybersecurity business and cover our public company expenses during this uncertain time. In connection with our most recent results for the three months ended March 31, 2021, we reported a loss from operations of $1.2 million.  After excluding $0.6 million of non-cash items for depreciation, amortization of intangibles and stock-based compensation, our adjusted loss from operations was $0.6 million. Cash used in operating activities was $1.0 million for the three months ended March 31, 2021.

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

We did experience a negative financial impact from March 2020 through March 2021 that management anticipates will continue to impact revenue and earnings for the foreseeable future due to COVID-19, primarily because many of the initial economic effects of the early stages of the COVID-19 pandemic resulting from the various shelter-in-place and other social distancing orders occurred towards the end of our first quarter of 2020. The severity and duration of the COVID-19 pandemic is uncertain, and such uncertainty will likely continue in the near term. We will continue to actively monitor the situation taking into account the impact to our employees, customers and partners.

At the end of 2019 and through the first quarter of 2021, we reduced staffing levels to reduce expenses that included permanent and temporary cost reductions, the precise extent of which will depend on the duration of the COVID-19 disruptions to our customers and our short-term financial performance. In addition, we received a $2.8 million PPP loan pursuant to the CARES Act, which we anticipate will be fully forgiven and we anticipate having approximately $0.7 million in quarterly employee retention tax credits in the first and second quarters of 2021.  With the proceeds from the PPP Loan and the employee retention tax credits, we have tried to minimize staff reductions in the areas of Sales and Delivery, our primary customer facing roles, to lessen the impact to our customers during this time of heightened security risks for the healthcare industry. If necessary, we could further reduce personnel and other variable and semi-variable costs to conserve cash and operate as a going concern. However, those actions if required, could negatively impact the long-term outlook of the business.

On November 12, 2020, we entered into the Equity Distribution Agreement with Craig-Hallum Capital Group LLC (the “Agent”), under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $5.0 million in an “at-the-market” or ATM offering, to or through the Agent.  The Company agreed to pay the Agent a commission of three percent (3.0%) of the gross sales price per share of any common stock sold through the Agent under the Equity Distribution Agreement.

During November and December of 2020, the Company received gross proceeds under the Equity Distribution agreement of $2,027,000 from the issuance of 1,315,000 shares of our common stock and paid an aggregate of $61,000 to the Agent in commissions and $123,000 in other offering-related expenses, yielding net proceeds of $1,843,000.

We believe that our existing sources of liquidity, including cash and cash equivalents, the proceeds from the PPP loan and employee retention tax credits, the ability to raise equity under our shelf registration (including via the Equity Distribution Agreement) and future operating cash flows, and other assets will be sufficient to meet our projected capital needs for at least the next twelve months. As we execute our plans over the next twelve months, we intend to carefully monitor the impact on our operating expenses, working capital needs and cash balances relative to the availability of cost-effective debt and equity financing. In the event that capital is not available, we may then have to scale back operations, reduce expenses, and/or curtail future plans to manage our liquidity and capital resources.   However, we cannot provide assurance that we will be able to raise additional capital. The COVID-19 pandemic will likely continue to create uncertainty and volatility in the financial markets which may impact our operations and our ability to access capital and/or the terms under which we can do so.

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

2.RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Pronouncements Adopted

In January 2020, the Financial Accounting Standards Board (the “FASB”) issued an amendment clarifying the interaction between accounting standards related to equity securities, equity method investments and certain derivatives. The guidance was effective for fiscal years beginning after December 15, 2020.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

In December 2019, the FASB issued an amendment to the guidance on income taxes which is intended to simplify the accounting for income taxes.  The amendment eliminates certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of the deferred tax liabilities for outside basis differences.  The amendment also clarifies existing guidance related to the recognition of franchise tax, the evaluation of a step up in the tax basis of goodwill, and the effects of enacted changes in tax laws or rates in the effective tax rate computation, among other clarifications.  The guidance was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued an amendment to the guidance on the measurement of credit losses on financial instruments.  The amendment updates the guidance for measuring and recording credit losses on financial assets measured and amortized cost by replacing the “incurred loss” model with an “expected loss” model.  Accordingly, these financial assets will be presented at the net amount expected to be collected. The amendment also requires that credit losses related to available-for-sale debt securities be recorded as an allowance through net income rather than reducing the carrying amount under the current, other-than-temporary-impairment model.  The guidance is effective for smaller reporting companies for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.  Early adoption is permitted for annual periods after December 15, 2018. Management does not expect the impact from this guidance will have a material impact on our consolidated financial statements.

3.ACCOUNTS RECEIVABLE

A summary of accounts receivable is as follows:

	March 31, 2021	December 31, 2020
Trade receivables	$1,970,483	$2,083,761
Allowance for doubtful accounts	(20,625)	(20,625)
Total accounts receivable, net	$1,949,858	$2,063,136

4.DEFERRED COMMISSIONS

Our incremental costs of obtaining a contract, which consist of sales commissions, are deferred and amortized over the period of contract performance. Deferred commissions are included in prepaid and other current assets in our consolidated balance sheets. We had $708,000 and $758,000 of unamortized deferred commissions as of March 31, 2021 and 2020, respectively. We had $183,000 and $165,000 of commissions expense for the three months ended March 31, 2021 and 2020, respectively.

5.PROPERTY AND EQUIPMENT

A summary of property and equipment follows:

	March 31, 2021	December 31, 2020
Furniture and fixtures	$235,245	$235,245
Computers and office equipment	797,932	792,181
Right of use assets	1,499,394	1,843,818
Property and equipment at cost	2,532,571	2,871,244
Less accumulated depreciation and amortization	(2,151,728)	(2,329,719)
	$380,843	$541,525

6.LEASES

We previously leased approximately 9,600 square feet of office space in Austin, Texas. In March 2020, we amended this lease reducing the office space to 5,000 square feet and extended the lease term to May 31, 2022. We lease approximately 3,700 square feet of office space in Minneapolis, Minnesota. This lease terminates on July 31, 2021, and we expect to renew on a month-to-month or other short-term basis under one year. We leased approximately 18,000 square feet of office space in Mission Viejo, California. This lease terminated in April 2021. During the first quarter of 2019, we subleased this space to two subtenants. The terms of these subleases ended concurrently with the end of our lease obligation in April 2021.

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

Operating lease expense was comprised of the following:

	Three Months Ended March 31,
	2021	2020
Operating lease cost	$183,795	$205,452
Sublet income	(128,537)	(115,949)
Net operating lease cost	$55,258	$89,503

Maturities of lease liabilities are as follows:

Operating Leases
2021 (remaining fiscal year)	$ 108,280
2022	41,690
Total lease payments	149,970
Less imputed interest	(5,735)
Total lease liabilities	144,235
Less current portion of lease liabilities	(129,233)
Long-term lease liabilities	$ 15,002

7.INTANGIBLE ASSETS

Intangible assets are amortized over expected useful lives ranging from 1.5 to 10 years and consist of the following:

	March 31, 2021			December 31, 2020
	Carrying Amount	Accumulated Amortization and Impairment	Net Book Value	Carrying Amount	Accumulated Amortization and Impairment	Net Book Value
Acquired technology	$10,100,000	$(5,154,662)	$4,945,338	$10,100,000	$(4,934,720)	$5,165,280
Customer relationships	4,650,000	(4,463,088)	186,912	4,650,000	(4,445,000)	205,000
Trademarks	2,300,000	(1,709,161)	590,839	2,300,000	(1,606,663)	693,337
Total	$17,050,000	$(11,326,911)	$5,723,089	$17,050,000	$(10,986,383)	$6,063,617

8.DEFERRED REVENUE

We record deferred revenues when amounts are billed to customers, or cash is received from customers, in advance of our performance. During the three months ended March 31, 2021 and 2020, $738,000 and $884,000, respectively, of managed services revenues were recognized, that were included in deferred revenue at the beginning of the respective periods. During the three months ended March 31, 2021 and 2020, $225,000 and $142,000, respectively, of consulting and professional services revenues were recognized, that were included in deferred revenue at the beginning of the respective periods.

9.PAYCHECK PROTECTION PROGRAM LOAN

On April 20, 2020, we received $2,825,500 in loan funding from the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”), established pursuant to the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”).  The unsecured loan (the “PPP Loan”) is evidenced by a promissory note issued by the Company (the “Note”) in favor of BMO Harris Bank N.A.

The Company used the PPP Loan proceeds to cover payroll costs, rent and utilities in accordance with the relevant terms and conditions of the CARES Act.

Under the terms of the Note and the PPP Loan, interest accrues on the outstanding principal at the rate of 1.0% per annum. The term of the Note is two years, unless sooner provided in connection with an event of default under the Note. To the extent the Loan amount is not forgiven under the PPP, the Company is obligated to make equal monthly payments of principal and interest, beginning seven months from the date of the Note, until the maturity date. The Company has not started making interest payments as it awaits the forgiveness decision from the SBA. Details regarding the Note can be found in our 8-K filed on April 20, 2020.

The Company recognized interest charges associated with the PPP Loan of approximately $7,000 for the three months ended March 31, 2021. To the extent the principal balance is forgiven, the related interest would be forgiven as well. Management anticipates that the loan will be fully forgiven.

10.PROMISSORY NOTES

In connection with the acquisition of CTEK Security, Inc. (formerly CynergisTek, Inc.), we issued a promissory note totaling $4.5 million to Michael McMillan (“Seller Note,”).In March, 2018, the Company repaid $2,250,000 plus accrued interest on the Seller Note and agreed to amend and restate the Seller Note in the remaining principal amount of $2,250,000.  The Seller Note bears interest at a rate of 8% per annum, provides for quarterly payments of principal and interest and matures on March 31, 2022.  As of March 31, 2021, and December 31, 2020, the outstanding principal balance due under the Seller Note was $562,500 and $703,125, respectively.

Interest charges associated with the Seller Note totaled approximately $13,000 and $24,000, for the three months ended March 31, 2021 and 2020, respectively.

11.REVENUES

Below is a summary of our revenues disaggregated by revenue source.

	Three Months Ended March 31,
	2021	2020
Managed services	$2,424,609	$3,001,012
Consulting and professional services	1,748,911	2,114,815
Net revenues	$4,173,520	$5,115,827

12.WARRANTS, OPTIONS AND RESTRICTED STOCK UNITS

Warrant Issued for Securities Purchase Agreement

On April 3, 2020, we entered into a Securities Purchase Agreement with Horton Capital Management, LLC (“Horton”) which provided that Horton was committed to purchase up to an aggregate of $2,500,000 of shares of the Company’s common stock over the term of the agreement, at the election of the Company, which terminated on March 31, 2021. Additionally, if and when the Company sold shares to Horton under the commitment, the Company agreed to grant to Horton a warrant, with the same number of shares of common stock purchased by Horton in the particular funding, with an exercise price equal to 125% of the purchase price of the shares of common stock sold in such funding, with a 10-year term. No purchases were made under the Securities Purchase Agreement.

Upon signing the agreement, the Company issued Horton a warrant (the “Horton Warrant”) to purchase up to 500,000 shares of common stock in consideration of Horton’s obligation to purchase the shares, at an exercise price of $2.50 per share, subject to certain anti-dilution adjustments as set forth in the warrant. The fair value of this warrant of $390,000 was determined using the Black-Scholes option-pricing model and was expensed during the second quarter of 2020.

At the end of 2020 the Company issued common stock under an equity distribution agreement receiving net proceeds of $1,843,000 from the issuance of 1,315,000 shares of our common stock that resulted in a Q1 2021 anti-dilution adjustment increasing the number of shares under the Horton Warrant to 518,915 and reducing the exercise price to $2.41.  The resulting difference in fair value of the Horton Warrant with the new exercise price was $6,000 and determined using the Black-Scholes option-pricing model and recorded as a deemed dividend in our consolidated statements of stockholders’ equity. As the Company has an accumulated deficit, the deemed dividend was recorded within additional paid-in capital.

The detailed terms and conditions of the Horton Securities Purchase Agreement and the Horton Warrant can be found in the documents themselves, which were filed with the SEC on April 7, 2020.

Below is a summary of warrant activities during the three-month period ended March 31, 2021:

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2020	577,779	$2.57	8.29	$-
Granted	18,915	$2.41	9.00	$-
Exercised	-	-
Cancelled	-	-
Outstanding at March 31, 2021	596,694	$2.49	8.07	$-
Exercisable at March 31, 2021	596,694	$2.49	8.07	$-

2020 Equity Incentive Plan

The 2020 Equity Incentive Plan provides for a total number of shares available for issuance of 3,745,621 shares of our common stock, and it provides for the granting of stock options, stock appreciation rights, and restricted stock to our employees, members of the Board of Directors and service providers.

Below is a summary of stock option activities during the three-month period ended March 31, 2021:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2020	1,040,839	$3.27	9.66	$46,750
Granted	100,000	$2.75
Exercised	-	-
Cancelled	(12,833)	1.77
Outstanding at March 31, 2021	1,128,006	$3.25	8.15	$-
Exercisable at March 31, 2021	304,673	$3.95	5.79	$-

During the three months ended March 31, 2021, we granted 100,000 options to an employee to purchase shares of our common stock at an exercise price of $2.75 per share. The exercise price equals the fair value of our stock on the grant date.  The options have graded vesting annually over three years.  The fair value of the options of approximately $135,000 was determined using the Black-Scholes option-pricing model.

Below is a summary of restricted stock unit activity during the three-month period ended March 31, 2021:

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value per Share	Weighted Average Vesting Period in Years
Non-vested at December 31, 2020	555,350	$3.38	1.24
Granted	285,000	2.37
Vested	(30,000)	3.01
Cancelled and forfeited	(42,500)	3.35
Non-vested at March 31, 2021	767,850	$3.02	1.05

There are 100,000 shares of restricted stock units which have vested but had not yet been issued as of March 31, 2021.

For the three months ended March 31, 2021 and 2020, stock-based compensation and other equity instrument related expenses recognized in the consolidated statements of operations were as follows:

	Three Months Ended March 31,
	2021	2020
Cost of revenues	$ (42,193)	$ 79,282
Sales and marketing	28,981	77,293
General and administrative expense	241,649	254,432
Total stock-based compensation expense	$ 228,437	$ 411,007

13.BASIC AND DILUTED NET LOSS PER SHARE

Basic net loss per share is calculated using the weighted average number of shares of our common stock issued and outstanding during a certain period and is calculated by dividing net loss by the weighted average number of shares of our common stock issued and outstanding during such period. Diluted net loss per share is calculated using the weighted average number of common and potentially dilutive common shares outstanding during the period, using the as-if-converted method for secured convertible notes, and the treasury stock method for options and warrants. Diluted net loss per share does not include potentially dilutive securities because such inclusion in the computation would be anti-dilutive.

For the three months ended March 31, 2021, potentially dilutive securities consisted of options and warrants to purchase 1,724,700 shares of common stock at prices ranging from $1.08 to $4.86 per share. Of these potentially dilutive securities, none of the shares to purchase common stock from the options and warrants are included in the computation of diluted earnings per share, because the effect of including the remaining instruments would be anti-dilutive. Also excluded from potentially dilutive securities are 767,850 shares of non-vested restricted stock units and 100,000 shares of restricted stock units which vested but had not been issued as of March 31, 2021.

For the three months ended March 31, 2020, potentially dilutive securities consisted of options and warrants to purchase 797,325 shares of common stock at prices ranging from $2.28 to $4.86 per share. Of these potentially dilutive securities, none of the shares to purchase common stock from the options and warrants are included in the computation of diluted earnings per share because the effect of including these instruments would be anti-dilutive. Also excluded from potentially dilutive securities are 1,088,000 shares of non-vested restricted stock units and 60,000 shares of restricted stock units which vested but had not been issued as of March 31, 2020.

	Three Months Ended March 31,
	2021	2020
Numerators:
Net loss attributable to common shareholders	$(920,311)	$(1,850,623)

Denominator:
Denominator for basic calculation weighted average shares	12,041,074	10,374,497

Dilutive common stock equivalents:
Options and warrants	-	-
Restricted stock units vested but not issued	-	-
Denominator for diluted calculation weighted average shares	12,041,074	10,374,497

Net loss per share:
Basic net loss per share	$(0.08)	$(0.18)
Diluted net loss per share	$(0.08)	$(0.18)

14.REMAINING PERFORMANCE OBLIGATIONS

We had remaining performance obligations of approximately $17.4 million as of March 31, 2021. Our remaining performance obligations represent the amount of transaction price for which work has not been performed and revenue has not been recognized. When applying Accounting Standards Codification (“ASC”) Topic 606, with only the non-cancelable portion of these contracts included in our performance obligations we had approximately $15.1 million as of March 31, 2021. We expect to recognize revenue on approximately 81% of the remaining non-cancelable portion of these performance obligations over the next 24 months, with the balance thereafter.

15.CONCENTRATIONS

Cash Concentrations

At times, cash balances held in financial institutions are in excess of federally insured limits.  Management performs periodic evaluations of the relative credit standing of financial institutions and limits the amount of risk by selecting financial institutions with a strong credit standing.

Major Customers

Our largest customer accounted for approximately 13% and 12% of our revenues for the three months ended March 31, 2021 and 2020, respectively. Our largest customer had accounts receivable totaling approximately $195,000 and $74,000 as of March 31, 2021, and December 31, 2020, respectively.

16.EARNOUT LIABILITY – BACKBONE ENTERPRISES

In 2019, we entered into a Stock Purchase Agreement (the “Backbone Purchase Agreement”) with Backbone Enterprises Inc., a Minnesota corporation (“Backbone”), and its stockholders, (the “Stockholders”), pursuant to which we acquired 100% of the issued and outstanding shares of common stock (the “Shares”) of Backbone from the Stockholders. Pursuant to the Backbone Purchase Agreement, the aggregate purchase price for the Shares included an earn-out, pursuant to which the Stockholders may be entitled to an additional $4,000,000 based upon the post-closing financial performance of Backbone, to be calculated based upon revenue generated by the Backbone business during the three-year earn-out period. There was no earnout earned for the first year of the agreement.  As of March 31, 2021, the estimated fair value of the earnout is $1,300,000 for the remaining 2 years of the agreement.

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

Readers should carefully review the risk factors described in other documents we file from time to time with the SEC, including our Form 10-K for the fiscal year ended December 31, 2020. You should interpret many of the risks identified in these reports as being heightened as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic. Our filings with the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those filings, pursuant to Sections 13(a) and 15(d) of the Exchange Act, are available free of charge at www.CynergisTek.com, when such reports are available via the EDGAR system maintained by the SEC at www.sec.gov.

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

In planning for the possible disruption of our business, we have taken steps to reduce expenses throughout the Company.  This included substantially reducing Company travel for a period of time, as well as our participation in trade shows and other business meetings and decreasing expenditures.  We also implemented workforce reductions during 2020 and the beginning of 2021, decreasing employment and related expenses.  Continued progression of the pandemic could result in a decline in customer orders, as our customers could shift purchases to lower-priced or other perceived value offerings or reduce their purchases of our services due to decreased budgets, reduced access to credit or various other factors, which could have a material adverse impact on our results of operations and cash flow.  While the current impacts of COVID-19 are reflected in our results of operations, we cannot at this time separate the direct COVID-19 impacts from other factors that cause our performance to vary from year to year. The ultimate duration and impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows is dependent on future developments, including the duration and severity of the pandemic, and the related length of its impact on the global economy, which are uncertain and, given the daily evolution of the COVID-19 pandemic and the global responses to curb its spread, cannot be predicted at this time. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of its national and, to some extent, global economic impact, including any recession that has occurred or may occur in the future. Furthermore, the extent to which our mitigation efforts are successful, if at all, is not presently ascertainable.  However, we anticipate that our results of operations in future periods may continue to be adversely impacted by the COVID-19 pandemic and its negative effects on global economic conditions.

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

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2021, Compared to the Three Months Ended March 31, 2020

Revenue

Revenue decreased $0.9 million to $4.2 million for the three months ended March 31, 2021, as compared to the same period in 2020. Managed Services revenue decreased $0.6 million due to the impact of some customers canceling contracts, delaying renewals and a slowdown in net new customers due to COVID-19 and customers holding off on purchasing or trying to reduce budgets. Consulting and professional services decreased $0.3 million due to lower revenue from two customers who completed contract work in the first half of 2020 and less business as a result of COVID-19 and our customers minimizing spend with third-party contractors.

Cost of Revenue

Cost of revenue consists primarily of salaries and related expenses of direct labor and indirect support staff.  Cost of revenue was $2.1 million for the three months ended March 31, 2021, as compared to $3.4 million for the same period in 2020. We reduced salary and related costs associated with our reduction in force by approximately $0.9 million due to the lower revenue from COVID-19 and $0.4 million benefit from the employee retention credit provided under the CARES Act.

Gross margin was 50% of revenue for the three months ended March 31, 2021.  After adjusting for the benefit from the employee retention tax credit, gross margin was 39%, compared to 33% for the same period in 2020. Margins improved as a result of targeted expense reductions we made over the last few quarters in reaction to the lower revenue due to COVID-19.

Sales and Marketing

Sales and marketing expenses include salaries, commissions and expenses for sales and marketing personnel, travel and entertainment, and other selling and marketing costs. Sales and marketing expenses decreased to $1.2 million for the three months ended March 31, 2021, as compared to $1.5 million for the same period in 2020.  This decrease was due to $0.2 million in lower marketing and sales support payroll and benefit costs from the headcount reductions due to COVID-19, $0.1 million less travel costs due to COVID-19 related travel restrictions and $0.1 million of employee retention tax credits provided under the CARES Act offset by $0.1 million in recruiting costs to bring on a new sales leader and additional direct sales leads.

General and Administrative

General and administrative expenses include personnel costs for finance, administration, information systems, general management, facilities expenses, professional fees, legal expenses and other administrative costs including those required to be a publicly traded company. General and administrative expenses decreased $0.4 million to $1.7 million for the three months ended March 31, 2021, compared to $2.1 million for the three months ended March 31, 2020. The decrease is due to $0.1 million in lower payroll and benefit related costs due to the expense reduction efforts taken in reaction to the lower revenue from COVID-19, $0.1 million less travel costs due to COVID-19 related travel restrictions, $0.1 million less in professional fees due to 2020 being higher due to strategic advisory and recruiting costs, and $0.1 million of employee retention tax credits provided under the CARES Act.

Depreciation

Depreciation expense was consistent at $48,000 for the three months ended March 31, 2021 and 2020.

Amortization of Acquisition-Related Intangibles

Amortization of acquisition-related intangibles was $0.3 million for the three months ended March 31, 2021, compared to $0.4 million for the three months ended March 31, 2020. Amortization expense decreased over the comparable periods as a portion of the intangible assets became fully amortized and an impairment loss of $0.9 million that was recognized at the end of 2020.

Net Interest Expense

Net interest expense for the three months ended March 31, 2021 was $20,000, compared to net interest expense of $18,000 for the same period in 2020. The increase was due to lower interest income from a lower outstanding cash balance and lower interest rate earned on cash on hand partially offset by lower interest expense due to the lower outstanding debt balance from the paydown of the promissory note.

Income Tax Benefit

Income tax benefit for the three months ended March 31, 2021 was $0.3 million, compared to $0.5 million for the same period in 2020. These amounts were based on estimated annual income tax rates we anticipate for the year.

Liquidity and Capital Resources

As of March 31, 2021, our cash balance was $4.4 million, current assets minus current liabilities was positive $7.3 million and our non-current debt and lease obligations, excluding contingent earnout liability of $1.3 million, totaled $2.8 million. This $2.8 million of debt is related to the U.S. Small Business Administration (“SBA”) Paycheck Protection Program loan (the “PPP Loan”), received pursuant to the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), that we anticipate will be fully forgiven as described in Note 9. The level of additional cash needed to fund operations and our ability to conduct business for the next twelve months will be influenced primarily by the following factors:

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

We have historically funded our operating costs, acquisition activities, working capital requirements and capital expenditures with cash from operations, proceeds from the issuances of our common stock and other financing arrangements. We are currently operating in a cash flow negative position while we seek to maintain and grow our cybersecurity business and cover our public company expenses during this uncertain time. In connection with our most recent results for the most three months ended March 31, 2021, we reported a loss from operations of $1.2 million.  After excluding $0.6 million of non-cash items for depreciation, amortization of intangibles and stock-based compensation, our adjusted loss from operations was $0.6 million. Cash used in operating activities was $1.0 million for the three months ended March 31, 2021.

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

We did experience a negative financial impact from March 2020 through March 2021 that management anticipates will continue to impact revenue and earnings for the foreseeable future due to COVID-19, primarily because many of the initial economic effects of the early stages of the COVID-19 pandemic resulting from the various shelter-in-place and other social distancing orders occurred towards the end of our first quarter of 2020. The severity and duration of the COVID-19 pandemic is uncertain, and such uncertainty will likely continue in the near term. We will continue to actively monitor the situation taking into account the impact to our employees, customers and partners.

At the end of 2019 and through the first quarter of 2021, we reduced staffing levels to reduce expenses that included permanent and temporary cost reductions, the precise extent of which will depend on the duration of the COVID-19 disruptions to our customers and our short-term financial performance. In addition, we received a $2.8 million PPP loan pursuant to the CARES Act, which we anticipate will be fully forgiven and we anticipate having approximately $0.7 million in quarterly employee retention tax credits in the first and second quarters of 2021.  With the proceeds from the PPP Loan and the employee retention tax credits, we have tried to minimize staff reductions in the areas of Sales and Delivery, our primary customer facing roles, to lessen the impact to our customers during this time of heightened security risks for the healthcare industry. If necessary, we could further reduce personnel and other variable and semi-variable costs to conserve cash and operate as a going concern. However, those actions if required, could negatively impact the long-term outlook of the business.

On November 12, 2020, we entered into the Equity Distribution Agreement with Craig-Hallum Capital Group LLC (the “Agent”), under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $5.0 million in an “at-the-market” or ATM offering, to or through the Agent.  The Company agreed to pay the Agent a commission of three percent (3.0%) of the gross sales price per share of any common stock sold through the Agent under the Equity Distribution Agreement.

During November and December of 2020, the Company received gross proceeds under the Equity Distribution agreement of $2,027,000 from the issuance of 1,315,000 shares of our common stock and paid an aggregate of $61,000 to the Agent in commissions and $123,000 in other offering-related expenses, yielding net proceeds of $1,843,000.

We believe that our existing sources of liquidity, including cash and cash equivalents, the proceeds from the PPP loan and employee retention tax credits, the ability to raise equity under our shelf registration (including via the Equity Distribution Agreement) and future operating cash flows, and other assets will be sufficient to meet our projected capital needs for at least the next twelve months. As we execute our plans over the next twelve months, we intend to carefully monitor the impact on our operating expenses, working capital needs and cash balances relative to the availability of cost-effective debt and equity financing. In the event that capital is not available, we may then have to scale back operations, reduce expenses, and/or curtail future plans to manage our liquidity and capital resources.   However, we cannot provide assurance that we will be able to raise additional capital. The COVID-19 pandemic will likely continue to create uncertainty and volatility in the financial markets which may impact our operations and our ability to access capital and/or the terms under which we can do so.

The impact of the COVID-19 pandemic on the economy and our operations is fluid and constantly evolving; we will continue to assess a variety of measures to improve our financial performance and liquidity.

Application of Critical Accounting Policies

The SEC defines critical accounting policies as those that are, in management’s view, most important to the portrayal of our financial condition and results of operations and most demanding of our judgment. The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which were prepared in accordance with accounting principles generally accepted in the U.S., which is referred to as “GAAP.”  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities.  On an on-going basis, we evaluate these estimates, including those related to stock-based compensation, customer programs and incentives, bad debts, intangible assets, income taxes, contingencies and litigation.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

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

Stock-Based Compensation

Under the fair value recognition provisions of the authoritative guidance, stock-based compensation cost granted to employees is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service or performance period, which is the vesting period.  Stock options and warrants issued to consultants and other non-employees as compensation for services to be provided to us are accounted for based upon the fair value of the services provided or the estimated fair value of the option or warrant, whichever can be more clearly determined.  We currently use the Black-Scholes option pricing model to determine the fair value of stock options and warrants.  The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables.  These variables include our expected stock price volatility over the term of the awards, the expected term of the award, the risk-free interest rate and any expected dividends.  Compensation cost associated with grants of restricted stock units are also measured at fair value on the date of the grant.  We evaluate the assumptions used to value restricted stock units on a quarterly basis.  When factors change, including the market price of the stock, stock-based compensation expense may differ significantly from what has been recorded in the past.  If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.

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

Reference is made to our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 25, 2021, for additional discussion of our critical accounting policies.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2021, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

As of March 31, 2021, expected future cash payments related to contractual obligations and commercial commitments were as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Promissory notes	$590,733	$590,733	$-	$-	$-
Paycheck Protection Program loan	2,870,121	2,634,559	235,562	-	-
Operating leases	149,970	133,294	16,676	-	-
Total	$3,610,824	$3,358,586	$252,238	$-	$-

Management anticipates full forgiveness of the debt related to the Paycheck Protection Program loan as described in Note 9.

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

PART II - OTHER INFORMATION

ITEM 1A.  RISK FACTORS.

As of the date of this filing, except as set forth herein, there have been no material changes to the Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the Commission on March 25, 2021 (the “2020 Form 10-K”).  The Risk Factors set forth in the 2020 Form 10-K should be read carefully in connection with evaluating our business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q.  Any of the risks described in the 2020 Form 10-K, could materially adversely affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made.  These are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

*Pursuant to Rule 406T of Regulation S-T, this XBRL information will not be deemed “filed” for the purpose of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section, nor will it be deemed filed or made a part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, or otherwise subject to liability under those sections.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYNERGISTEK, INC.

Date: May 13, 2021	By:	/s/ Caleb Barlow
Caleb Barlow
President and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2021	By:	/s/ Paul T. Anthony
Paul T. Anthony
Chief Financial Officer (Principal Accounting Officer)