Form 10-Q
period 2021-06-30
CYNERGISTEK, INC
filed 2021-08-16
CIK 1011432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number: 000-27507

CYNERGISTEK, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	37-1867101
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification Number)

11940 Jollyville Road, Suite 300-N Austin, Texas	78759
(Address of Principal Executive Offices)	(Zip Code)

(949) 614-0700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $.001 par value per share	CTEK	NYSE American

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

Yes ☐ No ☑.

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act. ☐

The number of shares of the issuer’s common stock, $0.001 par value, outstanding as of August 16, 2021, was 12,120,698.

CYNERGISTEK, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

CYNERGISTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021 (unaudited)	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$ 4,025,827	$ 5,613,654
Accounts receivable, net of allowance for doubtful accounts	1,970,557	2,063,136
Unbilled services	549,031	566,713
Prepaid and other current assets	1,670,699	2,032,420
Income taxes receivable	1,917,456	1,680,866
Total current assets	10,133,570	11,956,789

Property and equipment, net	301,324	541,525
Deposits	47,376	64,586
Deferred income taxes	5,025,545	4,959,125
Intangible assets, net	5,382,561	6,063,617
Goodwill	8,394,483	8,394,483
Total assets	$ 29,284,859	$ 31,980,125
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 861,445	$ 1,326,919
Accrued compensation and benefits	502,713	814,830
Deferred revenue	1,525,021	1,265,864
Current portion of promissory note to related party	421,875	562,500
Current portion of operating lease liability	91,503	252,398
Total current liabilities	3,402,557	4,222,511

Long-term liabilities:
Earnout liability	-	1,300,000
Promissory note to related party, less current portion	-	140,625
Paycheck Protection Program loan	2,825,500	2,825,500
Operating lease liability, less current portion	-	40,031
Total long-term liabilities	2,825,500	4,306,156
Commitments and contingencies
Stockholders’ equity:
Common stock, par value at $0.001, 33,333,333 shares authorized, 12,120,698 shares issued and outstanding at June 30, 2021, and 12,024,967 shares issued and outstanding at December 31, 2020	12,120	12,024
Additional paid-in capital	39,131,133	38,564,520
Accumulated deficit	(16,086,451)	(15,125,086)
Total stockholders’ equity	23,056,802	23,451,458
Total liabilities and stockholders’ equity	$ 29,284,859	$ 31,980,125

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYNERGISTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net revenues	$ 3,875,143	$ 4,557,571	$ 8,048,664	$ 9,673,398
Cost of revenues	2,083,056	3,346,497	4,173,890	6,770,028
Gross profit	1,792,087	1,211,074	3,874,774	2,903,370
Operating expenses:
Sales and marketing	1,242,240	1,677,484	2,454,620	3,164,831
General and administrative	1,470,593	1,796,488	3,147,251	3,901,332
Change in valuation of contingent earn-out	(1,300,000)	-	(1,300,000)	-
Depreciation	48,186	45,772	95,882	93,372
Amortization of acquisition-related intangibles	340,528	416,191	681,056	832,382
Finance cost for equity commitment	-	390,000	-	390,000
Total operating expenses	1,801,547	4,325,935	5,078,809	8,381,917
Loss from operations	(9,460)	(3,114,861)	(1,204,035)	(5,478,547)
Other income (expense):
Other income	11	-	11	-
Interest income	-	1,608	-	7,675
Interest expense	(17,339)	(27,320)	(37,340)	(51,607)
Total other income (expense)	(17,328)	(25,712)	(37,329)	(43,932)

Loss before provision for income taxes	(26,788)	(3,140,573)	(1,241,364)	(5,522,479)
Income tax (expense) benefit	(20,100)	685,912	279,999	1,217,195
Net loss	(46,888)	(2,454,661)	(961,365)	(4,305,284)
Deemed dividends from warrant anti-dilution provisions	-	-	(5,834)	-
Net loss attributable to common shareholders	$ (46,888)	$ (2,454,661)	$ (967,199)	$ (4,305,284)

Net loss per share:
Basic	$ (0.00)	$ (0.23)	$ (0.08)	$ (0.41)
Diluted	$ (0.00)	$ (0.23)	$ (0.08)	$ (0.41)

Number of weighted average shares outstanding:
Basic	12,120,698	10,495,700	12,081,328	10,432,443
Diluted	12,120,698	10,495,700	12,081,328	10,432,443

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYNERGISTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED JUNE 30, 2021 and 2020

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	12,024,967	$ 12,024	$ 38,564,520	$ (15,125,086)	$ 23,451,458
Stock compensation expense for equity awards granted to employees and directors	-	-	228,437	-	228,437
Restricted stock units exercised	95,731	96	(96)	-	-
Deemed dividend	-	-	-	-	-
Net loss	-	-	-	(914,477)	(914,477)
Balance at March 31, 2021	12,120,698	$ 12,120	$ 38,792,861	$ (16,039,563)	$ 22,765,418
Stock compensation expense for equity awards granted to employees and directors	-	-	338,272	-	338,272
Net loss	-	-	-	(46,888)	(46,888)
Balance at June 30, 2021	12,120,698	$ 12,120	$ 39,131,133	$ (16,086,451)	$ 23,056,802

			Additional	Accumulated	Total
	Common Stock		Paid-in	Earnings	Stockholders’
	Shares	Amount	Capital	(Deficit)	Equity
Balance at December 31, 2019	10,359,164	$ 10,359	$ 34,821,863	$ 3,343,402	$ 38,175,624
Stock compensation expense for equity awards granted to employees and directors	-	-	411,007	-	411,007
Restricted stock units exercised	20,000	20	(20)	-	-
Net loss	-	-	-	(1,850,623)	(1,850,623)
Balance at March 31, 2020	10,379,164	10,379	35,232,850	1,492,779	36,736,008
Stock compensation expense for equity awards granted to employees and directors	-	-	606,265	-	606,265
Finance cost for equity commitment	-	-	390,000	-	390,000
Restricted stock units exercised	217,860	217	(217)	-	-
Net loss	-	-	-	(2,454,661)	(2,454,661)
Balance at June 30, 2020	10,597,024	$ 10,596	$ 36,228,898	$ (961,882)	$ 35,277,612

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYNERGISTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$ (961,365)	$ (4,305,284)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	95,882	93,372
Amortization of intangible assets	681,056	832,382
Change in net deferred tax assets	(66,420)	(82,250)
Bad debt expense	20,625	56,489
Stock compensation for equity awards granted to employees and directors	566,709	1,017,272
Change in valuation of contingent earn-out	(1,300,000)	-
Finance cost for equity commitment	-	390,000
Other	(17,911)	(24,297)
Changes in operating assets and liabilities:
Accounts receivable	71,954	1,191,640
Unbilled services	17,682	(159,638)
Prepaid and other current assets	361,721	(620,360)
Income taxes receivable	(236,590)	(1,082,010)
Deposits	17,210	7,900
Accounts payable and accrued expenses	(465,474)	547,703
Accrued compensation and benefits	(312,117)	(566,247)
Deferred revenue	259,157	362,557
Income taxes payable	-	(31,976)
Net cash used for operating activities	(1,267,881)	(2,372,747)
Cash flows from investing activities:
Purchases of property and equipment	(38,696)	(92,782)
Net cash used for investing activities	(38,696)	(92,782)
Cash flows from financing activities:
Proceeds from Paycheck Protection Program loan	-	2,825,500
Payments on promissory note to related party	(281,250)	(281,250)
Payments on capital leases	-	(4)
Net cash used for financing activities	(281,250)	2,544,246
Net change in cash and cash equivalents	(1,587,827)	78,717
Cash and cash equivalents, beginning of period	5,613,654	5,328,726
Cash and cash equivalents, end of period	$ 4,025,827	$ 5,407,443

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYNERGISTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

Six Months Ended June 30,
	2021	2020
Supplemental disclosure of cash flow information:
Interest paid	$ 23,209	$ 50,928
Income taxes paid (refunded)	$ 23,012	$ (20,957)

Non-cash investing and financing activities:
Capitalized right-to-use asset resulting from an extension of an operating lease commitment	$ -	$ 185,454
Capitalized operating lease liability resulting from an extension of an operating lease commitment	$ -	$ 185,454

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(UNAUDITED)

1.BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of CynergisTek, Inc. and its subsidiaries (the “Company,” “we,” “us,” or “CynergisTek”) have been prepared in accordance with generally accepted accounting principles of the United States of America (“GAAP”) for interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, these financial statements do not include all of the information and notes required by GAAP for complete financial statements.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on March 25, 2021, as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on April 29, 2021.

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

Liquidity and Capital Resources

As of June 30, 2021, our cash balance was $4.0 million, current assets minus current liabilities was positive $6.7 million and our non-current debt and lease obligations totaled $2.8 million. This $2.8 million of debt is related to the U.S. Small Business Administration (“SBA”) Paycheck Protection Program loan (the “PPP Loan”), received pursuant to the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), that was forgiven in August 2021 as described in Note 9 to the unaudited condensed consolidated financial statements. The level of additional cash needed to fund operations and our ability to conduct business for the next twelve months will be influenced primarily by the following factors:

•our ability to manage our operating expenses and maintain gross margins while attracting, recruiting and retaining cybersecurity privacy professionals;

•demand for our services from healthcare providers; the near-term impact of the COVID-19 pandemic on our customers’ allocation of time and resources to security and privacy, and their ability to pay for existing services as well as enter into new contractual arrangements during a period of crisis;

•general economic conditions and changes in healthcare reimbursement and regulatory environment, including effects of the COVID-19 pandemic; and

•our ability to collect accounts receivable from health care customers whose operations and cash flow have been significantly impacted by the COVID-19 pandemic.

We have historically funded our operating costs, acquisition activities, working capital requirements and capital expenditures with cash from operations, proceeds from the issuances of our common stock and other financing arrangements. We are currently operating in a cash flow negative position while we seek to maintain and grow our cybersecurity business and cover our public company expenses during this uncertain time. In connection with our most recent results for the six months ended June 30, 2021, we reported a loss from operations of $1.2 million after excluding non-cash items for depreciation, amortization of intangibles, stock-based compensation and the change in valuation of the contingent earnout. Cash used in operating activities was $1.3 million for the six months ended June 30, 2021.

In late 2019, a novel strain of coronavirus (COVID-19) was first detected in Wuhan, China. Following the outbreak of this virus, governments throughout the world, including in the United States of America, have quarantined certain affected regions, restricted travel and imposed significant limitations on other economic activities. Our customer base is heavily concentrated in the healthcare provider space.  The healthcare industry has experienced significant financial losses due to the pandemic and are still contending with strained budgets but are showing signs of re-engagement.  Sales cycles are longer and pricing pressure is constant.  The resurgence of the virus with the Delta Variant has caused some to return to operating with caution. Our operations team is closely monitoring the impact to the Company’s business, including its cash flows, customers and employees. We have heard and are working with a number of our active customers since the outbreak began providing relief in the form of extended payment terms and other contractual restructurings.  If the situation continues to impact our customers’ cash flow or resources available for cybersecurity and privacy projects, our cash flows, financial position and operating results for fiscal year 2021 and beyond will be negatively impacted.

We did experience a negative financial impact from March 2020 through June 2021 that management anticipates will continue to impact revenue and earnings for the foreseeable future due to COVID-19, primarily because many of the initial economic effects of the early stages of the COVID-19 pandemic resulting from the various shelter-in-place and other social distancing orders occurred towards the end of our first quarter of 2020. The severity and duration of the COVID-19 pandemic is uncertain, and such uncertainty will likely continue in the near term. We will continue to actively monitor the situation taking into account the impact to our employees, customers and partners.

At the end of 2019 and through the first quarter of 2021, we reduced staffing levels to reduce expenses that included permanent and temporary cost reductions, the precise extent of which will depend on the duration of the COVID-19 disruptions to our customers and our short-term financial performance. In addition, we received the PPP Loan pursuant to the CARES Act, which we anticipate will be fully forgiven and we received and anticipate having approximately $0.7 million per quarter in employee retention tax credits in the first, second and third quarters of 2021.  With the proceeds from the PPP Loan and the employee retention tax credits, we have tried to minimize staff reductions in the areas of Sales and Delivery, our primary customer facing roles, to lessen the impact to our customers during this time of heightened security risks for the healthcare industry. If necessary, we could further reduce personnel and other variable and semi-variable costs to conserve cash and operate as a going concern. However, those actions if required, could negatively impact the long-term outlook of the business.

On November 12, 2020, we entered into an Equity Distribution Agreement with Craig-Hallum Capital Group LLC (the “Agent”), under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $5.0 million in an “at-the-market” or ATM offering, to or through the Agent.  The Company agreed to pay the Agent a commission of three percent (3.0%) of the gross sales price per share of any common stock sold through the Agent under the Equity Distribution Agreement.

During November and December of 2020, the Company received gross proceeds under the Equity Distribution agreement of $2,027,000 from the issuance of 1,315,000 shares of our common stock and paid an aggregate of $61,000 to the Agent in commissions and $123,000 in other offering-related expenses, yielding net proceeds of $1,843,000.

We believe that our existing sources of liquidity, including cash and cash equivalents, the proceeds from the PPP Loan, employee retention tax credits and tax refunds from NOL carrybacks, the ability to raise equity under our shelf registration (including via the Equity Distribution Agreement) and future operating cash flows, and other assets will be sufficient to meet our projected capital needs for at least the next twelve months. As we execute our plans over the next twelve months, we intend to carefully monitor the impact on our operating expenses, working capital needs and cash balances relative to the availability of cost-effective debt and equity financing. In the event that capital is not available, we may then have to scale back operations, reduce expenses, and/or curtail future plans to manage our liquidity and capital resources.   However, we cannot provide assurance that we will be able to raise additional capital. The COVID-19 pandemic will likely continue to create uncertainty and volatility in the financial markets which may impact our operations and our ability to access capital and/or the terms under which we can do so.

The impact of the COVID-19 pandemic on the economy and our operations is fluid and constantly evolving; we will continue to assess a variety of measures to improve our financial performance and liquidity.

The accompanying unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Pronouncements Adopted

None.

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

3.ACCOUNTS RECEIVABLE

A summary of accounts receivable is as follows:

	June 30, 2021	December 31, 2020
Trade receivables	$ 1,970,557	$ 2,083,761
Allowance for doubtful accounts	-	(20,625)
Total accounts receivable, net	$ 1,970,557	$ 2,063,136

4.DEFERRED COMMISSIONS

Our incremental costs of obtaining a contract, which consist of sales commissions, are deferred and amortized over the period of contract performance. Deferred commissions are included in prepaid and other current assets in our consolidated balance sheets. We had $674,000 and $730,000 of unamortized deferred commissions as of June 30, 2021, and December 31, 2020, respectively. We had $184,000 and $367,000 of commissions expense for the three and six months ended June 30, 2021, respectively. Commissions expense for the three and six months ended June 30, 2020, was $147,000 and $264,000, respectively.

5.PROPERTY AND EQUIPMENT

A summary of property and equipment follows:

	June 30, 2021	December 31, 2020
Furniture and fixtures	$ 235,245	$ 235,245
Computers and office equipment	816,921	792,181
Right of use assets	316,844	1,843,818
Property and equipment at cost	1,369,010	2,871,244
Less accumulated depreciation and amortization	(1,067,686)	(2,329,719)
	$ 301,324	$ 541,525

6.LEASES

We previously leased approximately 9,600 square feet of office space in Austin, Texas. In March 2020, we amended this lease reducing the office space to 5,000 square feet and extended the lease term to May 31, 2022. We lease approximately 3,700 square feet of office space in Minneapolis, Minnesota. In July 2021, we amended this lease extending the term to January 31, 2022. We leased approximately 18,000 square feet of office space in Mission Viejo, California. This lease terminated in April 2021. During the first quarter of 2019, we subleased this space to two subtenants. The terms of these subleases ended concurrently with the end of our lease obligation in April 2021.

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

Operating lease expense was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease cost	$ 82,740	$ 173,796	$ 266,536	$ 379,247
Sublet income	(19,954)	(116,299)	(148,491)	(232,247)
Net operating lease cost	$ 62,786	$ 57,497	$ 118,045	$ 147,000

Maturities of lease liabilities are as follows:

Operating Leases
2021 (remaining fiscal year)	$ 54,020
2022	41,690
Total lease payments	95,710
Less imputed interest	(4,207)
Total lease liabilities	91,503
Less current portion of lease liabilities	(91,503)
Long-term lease liabilities	$ -

7.INTANGIBLE ASSETS

Intangible assets are amortized over expected useful lives ranging from 1.5 to 10 years and consist of the following:

	June 30, 2021			December 31, 2020
	Carrying Amount	Accumulated Amortization and Impairment	Net Book Value	Carrying Amount	Accumulated Amortization and Impairment	Net Book Value
Acquired technology	$ 10,100,000	$ (5,374,602)	$ 4,725,398	$ 10,100,000	$ (4,934,720)	$ 5,165,280
Customer relationships	4,650,000	(4,481,176)	168,824	4,650,000	(4,445,000)	205,000
Trademarks	2,300,000	(1,811,661)	488,339	2,300,000	(1,606,663)	693,337
Total	$ 17,050,000	$ (11,667,439)	$ 5,382,561	$ 17,050,000	$ (10,986,383)	$ 6,063,617

8.DEFERRED REVENUE

We record deferred revenues when amounts are billed to customers, or cash is received from customers, in advance of our performance. During the six months ended June 30, 2021 and 2020, $798,000 and $1,085,000, respectively, of managed services revenues were recognized, that were included in deferred revenue at the beginning of the respective periods. During the three months ended June 30, 2021 and 2020, $260,000 and $154,000, respectively, of consulting and professional services revenues were recognized, that were included in deferred revenue at the beginning of the respective periods.

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

Under the terms of the Note and the PPP Loan, interest accrued on the outstanding principal at the rate of 1.0% per annum. The term of the Note was two years, unless sooner provided in connection with an event of default under the Note. To the extent the PPP Loan amount was not forgiven, the Company would have been obligated to make equal monthly payments of principal and interest, beginning seven months from the date of the Note, until the maturity date. The Company had not started making interest payments prior to its notice of forgiveness decision received from the SBA in August 2021. Details regarding the Note can be found in our Current Report on Form 8-K filed on April 20, 2020.

The Company recognized interest charges associated with the PPP Loan of approximately $7,000 and $14,000 for the three and six months ended June 30, 2021. The Company recognized interest charges of approximately $6,000 for the three and six months ended June 30, 2020.  The Company received notice in August 2021 from the SBA that the full principal balance and related interest has been forgiven.

10.PROMISSORY NOTES

In connection with the acquisition of CTEK Security, Inc. (formerly CynergisTek, Inc.), we issued a promissory note totaling $4,500,000 to Michael McMillan (the “Seller Note”). In March 2018, the Company repaid $2,250,000 plus accrued interest on the Seller Note and agreed to amend and restate the Seller Note in the remaining principal amount of $2,250,000.  The Seller Note bears interest at a rate of 8% per annum, provides for quarterly payments of principal and interest and matures on March 31, 2022.  As of June 30, 2021, and December 31, 2020, the outstanding principal balance due under the Seller Note was $422,000 and $703,000, respectively.

Interest charges associated with the Seller Note totaled approximately $10,000 and $23,000, respectively for the three and six months ended June 30, 2021, and $22,000 and $46,000, respectively for the three and six months ended June 30, 2020.

11.REVENUES

Below is a summary of our revenues disaggregated by revenue source.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Managed services	$ 2,184,051	$ 2,938,753	$ 4,608,661	$ 5,939,765
Consulting and professional services	1,691,092	1,618,818	3,440,003	3,733,633
Net revenues	$ 3,875,143	$ 4,557,571	$ 8,048,664	$ 9,673,398

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

At the end of 2020, the Company issued common stock under an equity distribution agreement receiving net proceeds of $1,843,000 from the issuance of 1,315,000 shares of our common stock that resulted in a Q1 2021 anti-dilution adjustment increasing the number of shares under the Horton Warrant to 518,915 and reducing the exercise price to $2.41.  The resulting difference in fair value of the Horton Warrant with the new exercise price was $6,000 and determined using the Black-Scholes option-pricing model and recorded as a deemed dividend in our consolidated statements of stockholders’ equity. As the Company has an accumulated deficit, the deemed dividend was recorded within additional paid-in capital.

The detailed terms and conditions of the Horton Securities Purchase Agreement and the Horton Warrant can be found in the documents, which were included as Exhibits 10.1 and 10.3, respectively, to our Current Report on Form 8-K, filed with the SEC on April 7, 2020.

Below is a summary of warrant activities during the six-month period ended June 30, 2021:

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2020	577,779	$ 2.57	8.29	$ -
Granted	18,915	$ 2.41	9.00	$ -
Exercised	-	-
Cancelled	-	-
Outstanding at June 30, 2021	596,694	$ 2.49	7.82	$ -
Exercisable at June 30, 2021	596,694	$ 2.49	7.82	$ -

2020 Equity Incentive Plan

The 2020 Equity Incentive Plan provides for a total number of shares available for issuance of 3,745,621 shares of our common stock, and it provides for the granting of stock options, stock appreciation rights, restricted stock units and restricted stock to our employees, members of the Board of Directors and service providers.

Below is a summary of stock option activities during the three-month period ended June 30, 2021:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2020	1,040,839	$ 3.27	9.66	$ 46,750
Granted	100,000	$ 2.75
Exercised	-	-
Cancelled	(32,334)	1.94
Outstanding at June 30, 2021	1,108,505	$ 3.26	8.04	$ -
Exercisable at June 30, 2021	335,172	$ 3.66	6.38	$ -

During the six months ended June 30, 2021, we granted 100,000 options to an employee to purchase shares of our common stock at an exercise price of $2.75 per share. The exercise price equals the fair value of our stock on the grant date.  The options have graded vesting annually over three years.  The fair value of the options of approximately $135,000 was determined using the Black-Scholes option-pricing model.

Below is a summary of restricted stock unit activity during the six-month period ended June 30, 2021:

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value per Share	Weighted Average Vesting Period in Years
Non-vested at December 31, 2020	555,350	$ 3.38	1.24
Granted	285,000	2.37
Vested	(55,000)	2.38
Cancelled and forfeited	(43,500)	3.34
Non-vested at June 30, 2021	741,850	$ 3.07	1.24

There are 125,000 shares of restricted stock units which have vested but had not yet been issued as of June 30, 2021.

For the three and six months ended June 30, 2021 and 2020, stock-based compensation and other equity instrument related expenses recognized in the consolidated statements of operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenues	$ 39,002	$ 207,173	$ (3,191)	$ 286,455
Sales and marketing	34,850	80,598	63,831	157,891
General and administrative	264,420	318,494	506,069	572,926
Finance cost for equity commitment	-	390,000	-	390,000
Total stock-based compensation and other equity instrument related expenses	$ 338,272	$ 996,265	$ 566,709	$ 1,407,272

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

For the three and six months ended June 30, 2021, potentially dilutive securities consisted of options and warrants to purchase 1,705,199 shares of common stock at prices ranging from $1.08 to $4.86 per share. Of these potentially dilutive securities, none of the shares to purchase common stock from the options and warrants are included in the computation of diluted earnings per share, because the effect of including the remaining instruments would be anti-dilutive. Also excluded from potentially dilutive securities are 741,850 shares of non-vested restricted stock units and 125,000 shares of restricted stock units which vested but had not been issued as of June 30, 2021.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerators:
Net loss attributable to common shareholders	$ (46,888)	$ (2,454,661)	$(967,199)	$(4,305,284)

Denominator:
Denominator for basic calculation weighted average shares	12,120,698	10,495,700	12,081,328	10,432,443

Dilutive common stock equivalents:
Options and warrants	-	-	-	-
Restricted stock units vested but no issued	-	-	-	-

Denominator for diluted calculation weighted average shares	12,120,698	10,495,700	12,081,328	10,432,443

Net loss per share:
Basic	$ (0.00)	$ (0.23)	$ (0.08)	$ (0.41)
Diluted	$ (0.00)	$ (0.23)	$ (0.08)	$ (0.41)

14.REMAINING PERFORMANCE OBLIGATIONS

We had remaining performance obligations of approximately $17.9 million as of June 30, 2021. Our remaining performance obligations represent the amount of transaction price for which work has not been performed and revenue has not been recognized. When applying Accounting Standards Codification (“ASC”) Topic 606, with only the non-cancelable portion of these contracts included in our performance obligations we had approximately $16.0 million as of June 30, 2021. We expect to recognize revenue on approximately 83% of the remaining non-cancelable portion of these performance obligations over the next 24 months, with the balance thereafter.

15.CONCENTRATIONS

Cash Concentrations

At times, cash balances held in financial institutions are in excess of federally insured limits.  Management performs periodic evaluations of the relative credit standing of financial institutions and limits the amount of risk by selecting financial institutions with a strong credit standing.

Major Customers

Our largest customer accounted for approximately 14% and 11% of our revenues for the six months ended June 30, 2021 and 2020, respectively. Our largest customer had accounts receivable totaling approximately $130,000 and $74,000 as of June 30, 2021, and December 31, 2020, respectively.

16.EARNOUT LIABILITY – BACKBONE ENTERPRISES

In 2019, we entered into a Stock Purchase Agreement (the “Backbone Purchase Agreement”) with Backbone Enterprises Inc., a Minnesota corporation (“Backbone”), and its stockholders, (the “Stockholders”), pursuant to which we acquired 100% of the issued and outstanding shares of common stock (the “Shares”) of Backbone from the Stockholders. Pursuant to the Backbone Purchase Agreement, the aggregate purchase price for the Shares included an earn-out, pursuant to which the Stockholders may be entitled to an additional $4,000,000 based upon the post-closing financial performance of Backbone, to be calculated based upon revenue generated by the Backbone business during the three-year earn-out period. There was no earn-out earned for the first year of the agreement.  We performed an updated valuation of the contingent earn-out as of June 30, 2021, which resulted in a full write-off of the previous estimate of $1,300,000.

17.EMPLOYMENT AGREEMENTS

Caleb Barlow

On July 26, 2021, Caleb Barlow, notified the Board of Directors (the “Board”) of his resignation as the President and Chief Executive Officer of the Company, effective immediately. Mr. Barlow also informed the Board of his resignation as a member of the Board, to be effective August 26, 2021.  The Board accepted Mr. Barlow’s resignation and, on July 26, 2021, appointed Michael “Mac” McMillan as President and Chief Executive Officer of the Company, effective immediately.  Mr. Barlow’s resignation includes a severance payment of approximately $578,000 and the issuance of 200,000 shares of common stock as a result of the accelerated vesting and settlement of 200,000 restricted stock units.

Michael H. McMillan

In connection with Mr. McMillan’s appointment as President and Chief Executive Officer, the Company and Mr. McMillan entered into an employment agreement (the “Employment Agreement”) to be effective as of July 26, 2021 (the “Effective Date”).  Pursuant to the Employment Agreement, Mr. McMillan will have the duties and responsibilities as are commensurate with the positions of President and Chief Executive Officer, as reasonably and lawfully directed by the Board.  The initial term of the Employment Agreement is 12 months from the Effective Date.

Pursuant to the Employment Agreement, Mr. McMillan’s base salary will be $300,000. Except in the event that Mr. McMillan’s employment is terminated for Cause (as defined below), the base salary is guaranteed and shall, in any event, be paid through the end of the 12-month term of the Employment Agreement.  The Company has the right to terminate Mr. McMillan’s employment for “Cause,” which is defined in the Employment Agreement to mean: (a) acts or omissions constituting gross negligence, recklessness or willful misconduct on the part of Mr. McMillan with respect to his obligations or otherwise relating to the business of Company; (b) Mr. McMillan’s material breach of the Employment Agreement; and (c) Mr. McMillan’s conviction or entry of a plea of nolo contendere for fraud, misappropriation or embezzlement, or any felony or crime of moral turpitude.

The preceding description of the Employment Agreement is a summary of its material terms, does not purport to be complete. The Employment Agreement was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 26, 2021.

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

Impact of COVID-19 Pandemic

In December 2019, a novel strain of the coronavirus (COVID-19) surfaced, which spread globally and was declared a pandemic by the World Health Organization in March 2020. The challenges posed by the COVID-19 pandemic on the global economy increased significantly in the first several months of 2020. In response to the COVID-19 pandemic, national and local governments around the world instituted certain measures, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, curfews, shelter-in-place orders and recommendations to practice social distancing. Variants of the COVID-19 virus pose similar and other unknown risks to the economy and our business.

In planning for the possible disruption of our business, we took steps to reduce expenses throughout the Company.  This included substantially reducing Company travel for a period of time, as well as our participation in trade shows and other business meetings and decreasing expenditures.  We also implemented workforce reductions during 2020 and the beginning of 2021, decreasing employment and related expenses.  Continued progression of the pandemic could result in a decline in customer orders, as our customers could shift purchases to lower-priced or other perceived value offerings or reduce their purchases of our services due to decreased budgets, reduced access to credit or various other factors, which could have a material adverse impact on our results of operations and cash flow.  While the current impacts of COVID-19, including from variants thereof, are reflected in our results of operations, we cannot at this time separate the direct COVID-19 impacts from other factors that cause our performance to vary from year to year. The ultimate duration and impact of the ongoing pandemic related to COVID-19 and its variants on our business, results of operations, financial condition and cash flows is dependent on future developments, including the duration and severity of the pandemic, and the related length of its impact on the global economy, which are uncertain and, given the daily evolution of the COVID-19 pandemic and the global responses to curb its spread, cannot be predicted at this time. Even after the pandemic related to COVID-19 and its variants has subsided, we may continue to experience an adverse impact to our business as a result of its national and, to some extent, global economic impact, including any recession that has occurred or may occur in the future. Furthermore, the extent to which our mitigation efforts are successful, if at all, is not presently ascertainable.  However, we anticipate that our results of operations in future periods may continue to be adversely impacted by the pandemic related to COVID-19 and its variants, and its negative effects on global economic conditions.

Our common stock currently trades on the NYSE American exchange under the stock symbol “CTEK”.

Where appropriate, references to “CynergisTek,” the “Company,” “Redspin,” “we,” “us,” or “our” include CynergisTek, Inc., a Delaware corporation and its wholly-owned subsidiaries, CTEK Solutions, Inc., a California corporation, CTEK Security, Inc., a Texas corporation, Delphiis, Inc., a California corporation and Backbone Enterprises, Inc., a Minnesota corporation.

RESULTS OF OPERATIONS

For the Three Months Ended June 30, 2021, Compared to the Three Months Ended June 30, 2020

Revenue

Revenue decreased $0.7 million to $3.9 million for the three months ended June 30, 2021, as compared to the same period in 2020. Managed Services revenue decreased $0.8 million due to the impact of some customers canceling contracts, delaying renewals and a slowdown in net new customers due to COVID-19 and customers holding off on purchasing or trying to reduce budgets. Consulting and professional services increased $0.1 million due to what we believe to be the start of a rebound from customers pulling back last year as a result of COVID-19.

Cost of Revenue

Cost of revenue consists primarily of salaries and related expenses of direct labor and indirect support staff.  Cost of revenue was $2.1 million for the three months ended June 30, 2021, as compared to $3.3 million for the same period in 2020. We reduced salary and related costs associated with our reduction in force by approximately $0.7 million due to the lower revenue from COVID-19 and received a $0.5 million benefit from the employee retention credit provided under the CARES Act.

Gross margin was 46% of revenue for the three months ended June 30, 2021.  After adjusting for the benefit from the employee retention tax credit, gross margin was 33%, compared to 27% for the same period in 2020. Margins improved as a result of targeted expense reductions we made over the last few quarters in reaction to the lower revenue due to COVID-19.

Sales and Marketing

Sales and marketing expenses include salaries, commissions and expenses for sales and marketing personnel, travel and entertainment, and other selling and marketing costs. Sales and marketing expenses decreased to $1.2 million for the three months ended June 30, 2021, as compared to $1.7 million for the same period in 2020.  This decrease was due to $0.4 million in lower marketing and sales support payroll and benefit costs from the headcount reductions due to COVID-19 and recent turnover in our sales team, and $0.1 million of employee retention tax credits provided under the CARES Act, offset by $0.1 million in recruiting costs to bring on a new sales leader and additional direct sales leads.

General and Administrative

General and administrative expenses include personnel costs for finance, administration, information systems, general management, facilities expenses, professional fees, legal expenses and other administrative costs including those required to be a publicly traded company. General and administrative expenses decreased $0.3 million to $1.5 million for the three months ended June 30, 2021, compared to $1.8 million for the three months ended June 30, 2020. The decrease is due to $0.2 million in lower payroll and benefit related costs due to the expense reduction efforts taken in reaction to the lower revenue from COVID-19, and $0.1 million of employee retention tax credits provided under the CARES Act.

Change in Valuation of Contingent Earn-out

We performed a valuation of the contingent earn-out to the sellers of Backbone Enterprises, Inc. as of June 30, 2021 which resulted in a reduction of the previous estimate of $1,300,000 related to the potential for payout for not meeting earn-out criteria in the final two years of the annual earn-out measurement periods.

Depreciation

Depreciation expense was consistent at $48,000 for the three months ended June 30, 2021, compared to $46,000 for the same period in 2020.

Amortization of Acquisition-Related Intangibles

Amortization of acquisition-related intangibles was $0.3 million for the three months ended June 30, 2021, compared to $0.4 million for the three months ended June 30, 2020. Amortization expense decreased over the comparable periods as a portion of the intangible assets became fully amortized and an impairment loss of $0.9 million that was recognized at the end of 2020.

Finance Cost for Equity Commitment

In April 2020 we issued a warrant to an investor in return for an obligation by them to purchase our common stock as a stated price. The fair value of this warrant of $390,000 was recorded as an expense at the time of issuance.

Net Interest Expense

Net interest expense for the three months ended June 30, 2021, was $17,000, compared to net interest expense of $26,000 for the same period in 2020.  The decrease was due to lower outstanding debt balance from the paydown of the Seller note.

Income Tax

Income tax expense for the three months ended June 30, 2021, was $20,000, compared to income tax benefit of $0.7 million for the same period in 2020. These amounts were based on estimated annual income tax rates we anticipate for the year.

For the Six Months Ended June 30, 2021, Compared to the Six Months Ended June 30, 2020

Revenue

Revenue decreased $1.6 million to $8.1 million for the six months ended June 30, 2021, as compared to the same period in 2020. Managed Services revenue decreased $1.3 million due to the impact of some customers canceling contracts, delaying renewals and a slowdown in net new customers due to COVID-19 and customers holding off on purchasing or trying to reduce budgets.  Consulting and professional services decreased $0.3 million primarily due to lower revenue from two customers who completed contract work in the first half of 2020 and less business as a result of COVID-19, customers holding off on delivery of previously sold professional services as they attempt to minimize spend with third-party contractors or prospects limiting their purchasing of new services as they look to reduce budgets.

Cost of Revenue

Cost of revenue was $4.2 million for the six months ended June 30, 2021, as compared to $6.8 million for the same period in 2020. We reduced salary and related costs associated with our reduction in force by approximately $1.6 million due to the lower revenue from COVID-19 and received a $1.0 million benefit from the employee retention credit provided under the CARES Act.

Gross margin was 48% of revenue for the six months ended June 30, 2021, and 30% for the same period in 2020. After adjusting for the benefit from the employee retention tax credit in 2021, gross margin was 38%. Margins improved as a result of targeted expense reductions we made over the last few quarters in reaction to the lower revenue due to COVID-19.

Sales and Marketing

Sales and marketing expenses decreased to $2.5 million for the six months ended June 30, 2021, as compared to $3.2 million for the same period in 2020.  This decrease was due to $0.5 million in lower marketing and sales support payroll and benefit costs from the headcount reductions due to COVID-19, $0.1 million less in travel costs due to COVID-19 related travel restrictions and $0.2 million of employee retention tax credits provided under the

CARES Act and is offset by $0.1 million in recruiting costs to bring on a new sales leader and additional direct sales leads.

General and Administrative

General and administrative expenses decreased $0.8 million to $3.1 million for the six months ended June 30, 2021, compared to $3.9 million for the same period in 2020. The decrease is due to $0.4 million in lower payroll and benefit related costs due to the expense reduction efforts taken in reaction to the lower revenue from COVID-19, $0.1 million less in travel costs due to COVID-19 related travel restrictions, $0.1 million less in professional fees due to 2020 being higher due to strategic advisory and recruiting costs, and $0.2 million of employee retention tax credits provided under the CARES Act.

Change in Valuation of Contingent Earn-out

We performed a valuation of the contingent earn-out to the sellers of Backbone Enterprises, Inc. as of June 30, 2021, which resulted in a reduction of the previous estimate of $1,300,000 related to the potential for payout for not meeting earn-out criteria in the final two years of the annual earn-out measurement periods.

Depreciation

Depreciation remained relatively consistent at $96,000 for the six months ended June 30, 2021, as compared to $93,000 for the same period in 2020.

Amortization of Acquisition-Related Intangibles

Amortization of acquisition-related intangibles was $0.7 million for the six months ended June 30, 2021, compared to $0.8 million for the six months ended June 30, 2020. Amortization expense decreased over the comparable periods as a portion of the intangible assets are now fully amortized.

Finance Cost for Equity Commitment

In April 2020 we issued a warrant to an investor in return for an obligation by them to purchase our common stock as a stated price. The fair value of this warrant of $390,000 was recorded as an expense at the time of issuance.

Net Interest Expense

Net interest expense for the six months ended June 30, 2021, was $37,000, compared to $44,000 for the same period in 2020. The decrease was due to lower outstanding debt balance from the paydown of the Seller note.

Income Tax

Income tax benefit for the six months ended June 30, 2021, was $0.3 million, compared to income tax benefit of $1.2 million for the same period in 2020. These amounts were based on estimated annual income tax rates we anticipate for the year.

Liquidity and Capital Resources

As of June 30, 2021, our cash balance was $4.0 million, current assets minus current liabilities was positive $6.7 million and our non-current debt and lease obligations totaled $2.8 million. This $2.8 million of debt is related to the U.S. Small Business Administration (“SBA”) Paycheck Protection Program loan (the “PPP Loan”), received pursuant to the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), that was forgiven in August 2021 as described in Note 9 to the unaudited condensed consolidated financial statements. The level of additional cash needed to fund operations and our ability to conduct business for the next twelve months will be influenced primarily by the following factors:

•our ability to manage our operating expenses and maintain gross margins while attracting, recruiting and retaining cybersecurity privacy professionals;

•demand for our services from healthcare providers; the near-term impact of the COVID-19 pandemic on our customers’ allocation of time and resources to security and privacy, and their ability to pay for existing services as well as enter into new contractual arrangements during a period of crisis;

•general economic conditions and changes in healthcare reimbursement and regulatory environment, including effects of the COVID-19 pandemic; and

•our ability to collect accounts receivable from health care customers whose operations and cash flow have been significantly impacted by the COVID-19 pandemic.

We have historically funded our operating costs, acquisition activities, working capital requirements and capital expenditures with cash from operations, proceeds from the issuances of our common stock and other financing arrangements. We are currently operating in a cash flow negative position while we seek to maintain and grow our cybersecurity business and cover our public company expenses during this uncertain time. In connection with our most recent results for the six months ended June 30, 2021, we reported a loss from operations of $1.2 million after excluding non-cash items for depreciation, amortization of intangibles, stock-based compensation and the change in valuation of the contingent earnout. Cash used in operating activities was $1.3 million for the six months ended June 30, 2021.

In late 2019, a novel strain of coronavirus (COVID-19) was first detected in Wuhan, China. Following the outbreak of this virus, governments throughout the world, including in the United States of America, have quarantined certain affected regions, restricted travel and imposed significant limitations on other economic activities. Our customer base is heavily concentrated in the healthcare provider space.  The healthcare industry has experienced significant financial losses due to the pandemic and are still contending with strained budgets but are showing signs of re-engagement.  Sales cycles are longer and pricing pressure is constant.  The resurgence of the virus with the Delta Variant has caused some to return to operating with caution. Our operations team is closely monitoring the impact to the Company’s business, including its cash flows, customers and employees. We have heard and are working with a number of our active customers since the outbreak began providing relief in the form of extended payment terms and other contractual restructurings.  If the situation continues to impact our customers’ cash flow or resources available for cybersecurity and privacy projects, our cash flows, financial position and operating results for fiscal year 2021 and beyond will be negatively impacted.

We did experience a negative financial impact from March 2020 through June 2021 that management anticipates will continue to impact revenue and earnings for the foreseeable future due to COVID-19, primarily because many of the initial economic effects of the early stages of the COVID-19 pandemic resulting from the various shelter-in-place and other social distancing orders occurred towards the end of our first quarter of 2020. The severity and duration of the COVID-19 pandemic is uncertain, and such uncertainty will likely continue in the near term. We will continue to actively monitor the situation taking into account the impact to our employees, customers and partners.

At the end of 2019 and through the first quarter of 2021, we reduced staffing levels to reduce expenses that included permanent and temporary cost reductions, the precise extent of which will depend on the duration of the COVID-19 disruptions to our customers and our short-term financial performance. In addition, we received the PPP Loan pursuant to the CARES Act, which we anticipate will be fully forgiven and we received and anticipate having approximately $0.7 million per quarter in employee retention tax credits in the first, second and third quarters of 2021.  With the proceeds from the PPP Loan and the employee retention tax credits, we have tried to minimize staff reductions in the areas of Sales and Delivery, our primary customer facing roles, to lessen the impact to our customers during this time of heightened security risks for the healthcare industry. If necessary, we could further reduce personnel and other variable and semi-variable costs to conserve cash and operate as a going concern. However, those actions if required, could negatively impact the long-term outlook of the business.

On November 12, 2020, we entered into an Equity Distribution Agreement with Craig-Hallum Capital Group LLC (the “Agent”), under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $5.0 million in an “at-the-market” or ATM offering, to or through the Agent.  The Company agreed to pay the Agent a commission of three percent (3.0%) of the gross sales price per share of any common stock sold through the Agent under the Equity Distribution Agreement.

During November and December of 2020, the Company received gross proceeds under the Equity Distribution agreement of $2,027,000 from the issuance of 1,315,000 shares of our common stock and paid an aggregate of $61,000 to the Agent in commissions and $123,000 in other offering-related expenses, yielding net proceeds of $1,843,000.

We believe that our existing sources of liquidity, including cash and cash equivalents, the proceeds from the PPP Loan, employee retention tax credits and tax refunds from NOL carrybacks, the ability to raise equity under our shelf registration (including via the Equity Distribution Agreement) and future operating cash flows, and other assets will be sufficient to meet our projected capital needs for at least the next twelve months. As we execute our plans over the next twelve months, we intend to carefully monitor the impact on our operating expenses, working capital needs and cash balances relative to the availability of cost-effective debt and equity financing. In the event that capital is not available, we may then have to scale back operations, reduce expenses, and/or curtail future plans to manage our liquidity and capital resources.   However, we cannot provide assurance that we will be able to raise additional capital. The COVID-19 pandemic will likely continue to create uncertainty and volatility in the financial markets which may impact our operations and our ability to access capital and/or the terms under which we can do so.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2021, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

As of June 30, 2021, expected future cash payments related to contractual obligations and commercial commitments were as follows:

Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Promissory note	$ 438,765	$ 438,765	$ -	$ -	$ -
Operating leases	95,710	95,710	-	-	-
Total	$ 534,475	$ 534,475	$ -	$ -	$ -

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

No change in our internal control over financial reporting occurred during our last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.  The Company is continually monitoring and assessing the impact of COVID-19 on its internal controls in an effort to ensure that its internal controls respond to any changes in its operating environment.

PART II - OTHER INFORMATION

ITEM 1A.  RISK FACTORS.

As of the date of this filing, except as set forth herein, there have been no material changes to the Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 25, 2021, as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on April 29, 2021 (the “2020 Form 10-K”).  The Risk Factors set forth in the 2020 Form 10-K should be read carefully in connection with evaluating our business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q.  Any of the risks described in the 2020 Form 10-K, could materially adversely affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made.  These are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 5.  OTHER INFORMATION

On August 11, 2021, in connection with Caleb Barlow’s resignation as the President, Chief Executive Officer and a director of the Company, the Company and Mr. Barlow entered into a Separation Agreement and Release (“Separation Agreement”). In consideration of certain releases made by Mr. Barlow in the Separation Agreement in favor of the Company, the Company has agreed to make a severance payment of approximately $578,000 to Mr. Barlow, as well as to issue to him 200,000 shares of common stock of the Company as a result of the accelerated vesting and settlement of 200,000 restricted stock units previously granted to him. The foregoing description of the Separation Agreement is not complete and is qualified in its entirety by reference to the full text of the Separation Agreement, a copy of which is filed herewith as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 6.  EXHIBITS.

No.	Item
10.1	Separation and Release Agreement dated August 11, 2021
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. †
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. †
32.1	Certification of the CEO and CFO pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. +
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document). †

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

CYNERGISTEK, INC.

Date: August 16, 2021	By:	/s/ Michael McMillan
Michael McMillan
President and Chief Executive Officer (Principal Executive Officer)

Date: August 16, 2021	By:	/s/ Paul T. Anthony
Paul T. Anthony
Chief Financial Officer (Principal Accounting Officer)