Form 10-Q
period 2021-09-30
CYNERGISTEK, INC
filed 2021-11-12
CIK 1011432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Yes ☐ No ☑.

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act. ☐

The number of shares of the issuer’s common stock, $0.001 par value, outstanding as of November 11, 2021, was 13,186,048.

CYNERGISTEK, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

CYNERGISTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021 (unaudited)	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$5,088,141	$5,613,654
Accounts receivable, net of allowance for doubtful accounts	1,773,227	2,063,136
Unbilled services	648,968	566,713
Prepaid and other current assets	1,392,791	2,032,420
Income taxes receivable	1,845,502	1,680,866
Total current assets	10,748,629	11,956,789

Property and equipment, net	283,966	541,525
Deposits	34,310	64,586
Deferred income taxes	6,003,866	4,959,125
Intangible assets, net	5,042,021	6,063,617
Goodwill	8,394,483	8,394,483
Total assets	$30,507,275	$31,980,125
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$766,006	$1,326,919
Accrued compensation and benefits	1,153,093	814,830
Deferred revenue	1,671,922	1,265,864
Current portion of earnout liability	200,000	-
Current portion of promissory note to related party	281,250	562,500
Current portion of operating lease liability	84,009	252,398
Total current liabilities	4,156,280	4,222,511

Long-term liabilities:
Earnout liability, less current portion	50,000	1,300,000
Promissory note to related party, less current portion	-	140,625
Paycheck Protection Program loan	-	2,825,500
Operating lease liability, less current portion	-	40,031
Total long-term liabilities	50,000	4,306,156
Commitments and contingencies
Stockholders’ equity:
Common stock, par value at $0.001, 33,333,333 shares authorized, 12,882,997 shares issued and outstanding at September 30, 2021, and 12,024,967 shares issued and outstanding at December 31, 2020	12,883	12,024
Additional paid-in capital	41,154,149	38,564,520
Accumulated deficit	(14,866,037)	(15,125,086)
Total stockholders’ equity	26,300,995	23,451,458
Total liabilities and stockholders’ equity	$30,507,275	$31,980,125

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYNERGISTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net revenues	$ 3,825,679	$ 4,502,909	$ 11,874,343	$ 14,176,307
Cost of revenues	1,972,545	2,909,788	6,146,436	9,679,816
Gross profit	1,853,134	1,593,121	5,727,907	4,496,491
Operating expenses:
Sales and marketing	1,092,906	1,325,965	3,547,525	4,490,797
General and administrative	2,646,064	1,480,597	5,793,316	5,381,929
Change in valuation of contingent earn-out	250,000	-	(1,050,000)	-
Depreciation	48,383	48,296	144,265	141,668
Amortization of acquisition-related intangibles	340,539	416,191	1,021,596	1,248,574
Finance cost for equity commitment	-	-	-	390,000
Total operating expenses	4,377,892	3,271,049	9,456,702	11,652,968
Loss from operations	(2,524,758)	(1,677,928)	(3,728,795)	(7,156,477)
Other income (expense):
Gain on forgiveness of PPP loan and other income and expense	2,843,254	-	2,843,266	-
Interest income	-	1,867	-	9,545
Interest expense	(9,982)	(26,046)	(47,322)	(77,654)
Total other income (expense)	2,833,272	(24,179)	2,795,944	(68,109)

Income (loss) before provision for income taxes	308,514	(1,702,107)	(932,851)	(7,224,586)
Income tax benefit	911,900	425,708	1,191,900	1,642,902
Net income (loss)	1,220,414	(1,276,399)	259,049	(5,581,684)
Deemed dividends from warrant anti-dilution provisions	(8,343)	-	(14,177)	-
Net income (loss) attributable to common shareholders	$ 1,212,071	$ (1,276,399)	$ 244,872	$ (5,581,684)

Net income (loss) per share:
Basic	$ 0.10	$ (0.12)	$ 0.02	$ (0.53)
Diluted	$ 0.10	$ (0.12)	$ 0.02	$ (0.53)

Number of weighted average shares outstanding:
Basic	12,141,088	10,597,024	12,101,466	10,486,334
Diluted	12,610,443	10,597,024	12,573,978	10,486,334

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYNERGISTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	12,024,967	$12,024	$38,564,520	$(15,125,086)	$23,451,458
Stock compensation expense	-	-	228,437	-	228,437
Restricted stock units exercised	95,731	96	(96)	-	-
Deemed dividend	-	-	-	-	-
Net loss	-	-	-	(914,477)	(914,477)
Balance at March 31, 2021	12,120,698	12,120	38,792,861	(16,039,563)	22,765,418
Stock compensation expense	-	-	338,272	-	338,272
Net loss	-	-	-	(46,888)	(46,888)
Balance at June 30, 2021	12,120,698	12,120	39,131,133	(16,086,451)	23,056,802
Net common stock sold	762,299	763	1,351,064	-	1,351,827
Stock compensation expense	-	-	671,952	-	671,952
Deemed dividend	-	-	-	-	-
Net income	-	-	-	1,220,414	1,220,414
Balance at September 30, 2021	12,882,997	$12,883	$41,154,149	$(14,866,037)	$26,300,995

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYNERGISTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

(UNAUDITED)

			Additional	Accumulated	Total
	Common Stock		Paid-in	Earnings	Stockholders’
	Shares	Amount	Capital	(Deficit)	Equity
Balance at December 31, 2019	10,359,164	$10,359	$34,821,863	$3,343,402	$38,175,624
Stock compensation expense	-	-	411,007	-	411,007
Shares issued from restricted stock units	20,000	20	(20)	-	-
Net loss	-	-	-	(1,850,623)	(1,850,623)
Balance at March 31, 2020	10,379,164	10,379	35,232,850	1,492,779	36,736,008
Stock compensation expense	-	-	606,265	-	606,265
Finance cost for equity commitment	-	-	390,000	-	390,000
Shares issued from restricted stock units	217,860	217	(217)	-	-
Net loss	-	-	-	(2,454,661)	(2,454,661)
Balance at June 30, 2020	10,597,024	10,596	36,228,898	(961,882)	35,277,612
Stock compensation expense	-	-	378,077	-	378,077
Net loss	-	-	-	(1,276,399)	(1,276,399)
Balance at September 30, 2020	10,597,024	$10,596	$36,606,975	$(2,238,281)	$34,379,290

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYNERGISTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$259,049	$(5,581,684)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation	144,265	141,668
Amortization of intangible assets	1,021,596	1,248,574
Change in net deferred tax assets	(1,044,741)	(113,458)
Bad debt expense	-	56,489
Stock compensation for equity awards granted to employees and directors	1,238,661	1,395,349
Change in valuation of contingent earn-out	(1,050,000)	-
Finance cost for equity commitment	-	390,000
Paycheck Protection Program loan forgiveness	(2,825,500)	-
Other	(17,912)	(36,445)
Changes in operating assets and liabilities:
Accounts receivable	289,909	1,255,803
Unbilled services	(82,255)	(157,787)
Prepaid and other current assets	639,629	(171,859)
Income taxes receivable	(164,636)	(1,478,933)
Deposits	30,276	7,900
Accounts payable and accrued expenses	(560,913)	163,138
Accrued compensation and benefits	338,263	(522,358)
Deferred revenue	406,058	117,418
Income taxes payable	-	(31,976)
Net cash used for operating activities	(1,378,251)	(3,318,161)
Cash flows from investing activities:
Purchases of property and equipment	(77,214)	(127,028)
Net cash used for investing activities	(77,214)	(127,028)
Cash flows from financing activities:
Proceeds from Paycheck Protection Program loan	-	2,825,500
Payments on promissory note to related party	(421,875)	(421,875)
Net proceeds from sale of common stock	1,351,827	-
Net cash provided by financing activities	929,952	2,403,625
Net change in cash and cash equivalents	(525,513)	(1,041,564)
Cash and cash equivalents, beginning of period	5,613,654	5,328,726
Cash and cash equivalents, end of period	$5,088,141	$4,287,162

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYNERGISTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

Nine Months Ended September 30,
	2021	2020
Supplemental disclosure of cash flow information:
Interest paid	$ 30,791	$ 67,777
Income taxes paid (refunded)	$ 17,228	$ (18,535)

Non-cash investing and financing activities:
Capitalized right-to-use asset resulting from an extension of an operating lease commitment	$ 29,480	$ 185,454
Capitalized operating lease liability resulting from an extension of an operating lease commitment	$ 28,992	$ 185,454

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

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

Liquidity and Capital Resources

As of September 30, 2021, our cash balance was $5.1 million, current assets minus current liabilities was positive $6.6 million. The level of additional cash needed to fund operations and our ability to conduct business for the next twelve months will be influenced primarily by the following factors:

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

We have historically funded our operating costs, acquisition activities, working capital requirements and capital expenditures with cash from operations, proceeds from the issuances of our common stock and other financing arrangements. We are currently operating in a cash flow negative position while we seek to maintain and grow our cybersecurity business and cover our public company expenses during this uncertain time. In connection with our most recent results for the nine months ended September 30, 2021, we reported a loss from operations of $1.2 million after excluding non-cash items for depreciation, amortization of intangibles, stock-based compensation, the change in valuation of the contingent earnout and non-recurring severance related costs. Cash used in operating activities was $1.4 million for the nine months ended September 30, 2021.

In late 2019, a novel strain of coronavirus (COVID-19) was first detected in Wuhan, China. Following the outbreak of this virus, governments throughout the world, including in the United States of America, have quarantined certain affected regions, restricted travel and imposed significant limitations on other economic activities. Our customer base is heavily concentrated in the healthcare provider space.  The healthcare industry has experienced significant financial losses due to the pandemic and are still contending with strained budgets but are showing signs of re-engagement.  Sales cycles are longer and pricing pressure is constant.  The resurgence of the virus with the Delta Variant has caused some to return to operating with caution. Our operations team is closely monitoring the impact to the Company’s business, including its cash flows, customers and employees. We are working with a number of our active customers since the outbreak began providing relief in the form of extended payment terms and other contractual restructurings.  If the situation continues to impact our customers’ cash flow or resources available for cybersecurity and privacy projects, our cash flows, financial position and operating results for fiscal year 2021 and beyond will be negatively impacted.

We did experience a negative financial impact from March 2020 through September 2021 that management anticipates will continue to impact revenue and earnings for the foreseeable future due to the pandemic related to COVID-19 and variants thereof, primarily because many of the economic effects of the early stages of the COVID-19 pandemic resulting from the various shelter-in-place and other social distancing orders. The severity and duration of the COVID-19 pandemic is uncertain, and such uncertainty will likely continue in the near term. We will continue to actively monitor the situation taking into account the impact to our employees, customers and partners.

At the end of 2019 and through the second quarter of 2021, we reduced staffing levels to reduce expenses that included permanent and temporary cost reductions, the precise extent of which will depend on the duration of the COVID-19 disruptions to our customers and our short-term financial performance. In addition, we received the PPP Loan (as defined in Note 9 to the unaudited condensed consolidated financial statements below) pursuant to the CARES Act (as defined in Note 9 to the unaudited condensed consolidated financial statements below), which was fully forgiven in August 2021 as described in Note 9 to the unaudited condensed consolidated financial statements. We also received approximately $0.7 million per quarter in employee retention tax credits in the first, second and third quarters of 2021.  With the proceeds from the PPP Loan and the employee retention tax credits, we have tried to minimize staff reductions in the areas of Sales and Delivery, our primary customer facing roles, to lessen the impact to our customers during this time of heightened security risks for the healthcare industry. If necessary, we could further reduce personnel and other variable and semi-variable costs to conserve cash and operate as a going concern. However, those actions if required, could negatively impact the long-term outlook of the business.

As described in Note 12 to the unaudited condensed consolidated financial statements, on November 12, 2020, we entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Craig-Hallum Capital Group LLC (as “Agent”) thereunder, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $5.0 million in an “at-the-market” or ATM offering, to or through the Agent.  The Company agreed to pay the Agent a commission of three percent (3.0%) of the gross sales price per share of any common stock sold through the Agent under the Equity Distribution Agreement.

During September of 2021, the Company received gross proceeds under the Equity Distribution Agreement of $1,434,000 from the issuance of 762,000 shares of our common stock and paid an aggregate of $81,000 to the Agent in commissions and other offering-related expenses, yielding net proceeds of $1,352,000.

We believe that our existing sources of liquidity, including cash and cash equivalents, the proceeds from the PPP Loan, employee retention tax credits and tax refunds from NOL carrybacks, the ability to raise equity under our effective Registration Statement on Form S-3 (File No. 333-249615), filed with the Securities and Exchange Commission on October 22, 2020 (including via the Equity Distribution Agreement) and future operating cash flows will be sufficient to meet our projected capital needs for at least the next twelve months. As we execute our plans over the next twelve months, we intend to carefully monitor the impact on our operating expenses, working capital needs and cash balances relative to the availability of cost-effective debt and equity financing. In the event that capital is not available, we may then have to scale back operations, reduce expenses, and/or curtail future plans to manage our liquidity and capital resources.  However, we cannot provide assurance that we will be able to raise additional capital. The COVID-19 pandemic will likely continue to create uncertainty and volatility in the financial markets which may impact our operations and our ability to access capital and/or the terms under which we can do so.

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

3.ACCOUNTS RECEIVABLE

A summary of accounts receivable is as follows:

	September 30, 2021	December 31, 2020
Trade receivables	$ 1,773,227	$ 2,083,761
Allowance for doubtful accounts	-	(20,625)
Total accounts receivable, net	$ 1,773,227	$ 2,063,136

4.DEFERRED COMMISSIONS

Our incremental costs of obtaining a contract, which consist of sales commissions, are deferred and amortized over the period of contract performance. Deferred commissions are included in prepaid and other current assets in our consolidated balance sheets. We had $659,000 and $730,000 of unamortized deferred commissions as of September 30, 2021, and December 31, 2020, respectively. We had $199,000 and $567,000 of commissions expense for the three and nine months ended September 30, 2021, respectively. Commissions expense for the three and nine months ended September 30, 2020, was $169,000 and $493,000, respectively.

5.PROPERTY AND EQUIPMENT

A summary of property and equipment follows:

	September 30, 2021	December 31, 2020
Furniture and fixtures	$ 235,245	$ 235,245
Computers and office equipment	855,438	792,181
Right of use assets	214,935	1,843,818
Property and equipment at cost	1,305,618	2,871,244
Less accumulated depreciation and amortization	(1,021,652)	(2,329,719)
	$ 283,966	$ 541,525

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

Operating lease expense was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease cost	$72,196	$171,220	$338,731	$550,467
Sublet income	-	(116,299)	(148,491)	(348,546)
Net operating lease cost	$72,196	$54,921	$190,240	$201,921

Maturities of lease liabilities are as follows:

Operating Leases
2021 (remaining fiscal year)	$39,754
2022	46,603
Total lease payments	86,357
Less imputed interest	(2,348)
Total lease liabilities	84,009
Less current portion of lease liabilities	(84,009)
Long-term lease liabilities	$-

7.INTANGIBLE ASSETS

Intangible assets are amortized over expected useful lives ranging from 1.5 to 10 years and consist of the following:

	September 30, 2021			December 31, 2020
	Carrying Amount	Accumulated Amortization and Impairment	Net Book Value	Carrying Amount	Accumulated Amortization and Impairment	Net Book Value
Acquired technology	$ 10,100,000	$ (5,594,544)	$ 4,505,456	$ 10,100,000	$ (4,934,720)	$ 5,165,280
Customer relationships	4,650,000	(4,499,265)	150,735	4,650,000	(4,445,000)	205,000
Trademarks	2,300,000	(1,914,170)	385,830	2,300,000	(1,606,663)	693,337
Total	$ 17,050,000	$ (12,007,979)	$ 5,042,021	$ 17,050,000	$ (10,986,383)	$ 6,063,617

8.DEFERRED REVENUE

We record deferred revenues when amounts are billed to customers, or cash is received from customers, in advance of our performance. During the nine months ended September 30, 2021 and 2020, $821,000 and $1,115,000, respectively, of managed services revenues were recognized, that were included in deferred revenue at the beginning of the respective periods. During the nine months ended September 30, 2021 and 2020, $269,000 and $165,000, respectively, of consulting and professional services revenues were recognized, that were included in deferred revenue at the beginning of the respective periods.

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

Under the terms of the Note and the PPP Loan, interest accrued on the outstanding principal at the rate of 1.0% per annum. The term of the Note was two years, unless sooner provided in connection with an event of default under the Note. To the extent the PPP Loan amount was not forgiven, the Company would have been obligated to make equal monthly payments of principal and interest, beginning seven months from the date of the Note, until the maturity date. The Company had not started making interest payments prior to its notice of forgiveness decision received from the SBA in August 2021. Details regarding the Note can be found in our Current Report on Form 8-K filed with the SEC on April 20, 2020.

The Company recognized interest charges associated with the PPP Loan of approximately $2,000 and $16,000, respectively, for the three and nine months ended September 30, 2021. The Company recognized interest charges of approximately $7,000 and $13,000, respectively, for the three and nine months ended September 30, 2020.  The Company received notice in August 2021 from the SBA that the full principal balance and related interest was forgiven and the Company recognized “Other income” of $2,862,000 in the accompanying unaudited condensed statement of operations for the quarterly period ended September 30, 2021.

10.PROMISSORY NOTES

In connection with the acquisition of CTEK Security, Inc. (formerly CynergisTek, Inc.), we issued a promissory note totaling $4,500,000 to Michael McMillan (the “Seller Note”). In March 2018, the Company repaid $2,250,000 plus accrued interest on the Seller Note and agreed to amend and restate the Seller Note in the remaining principal amount of $2,250,000.  The Seller Note bears interest at a rate of 8% per annum, provides for quarterly payments of principal and interest and matures on March 31, 2022.  As of September 30, 2021, and December 31, 2020, the outstanding principal balance due under the Seller Note was $281,000 and $703,000, respectively.

Interest charges associated with the Seller Note totaled approximately $8,000 and $31,000, respectively for the three and nine months ended September 30, 2021, and $19,000 and $65,000, respectively for the three and nine months ended September 30, 2020.

11.REVENUES

Below is a summary of our revenues disaggregated by revenue source.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Managed services	$ 2,210,910	$ 2,732,612	$ 6,819,570	$ 8,672,377
Consulting and professional services	1,614,769	1,770,297	5,054,773	5,503,930
Net revenues	$ 3,825,679	$ 4,502,909	$ 11,874,343	$ 14,176,307

12.COMMON STOCK

On November 12, 2020 we entered into an Equity Distribution Agreement with Craig-Hallum Capital Group LLC (“Agent”) under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock to or through the Agent as its sales agent, having an aggregate offering price of up to $5,000,000.

Pursuant to the Equity Distribution Agreement, sales of our common stock, can be made under the Company’s effective Registration Statement on Form S-3 (File No. 333-249615), filed with the Securities and Exchange Commission on October 22, 2020, and the prospectus supplement relating to this offering, filed on November 12, 2020, by any method that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended, including block transactions. The Agent agreed to use commercially reasonable efforts to sell the common stock from time to time, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company will pay the Agent a commission of three percent (3.0%) of the gross sales price per share of our common stock sold through the Agent under the Agreement, and also has provided the Agent with customary indemnification rights. The Company will also reimburse the Agent for its reasonable out-of-pocket accountable fees and disbursements in an amount not to exceed $50,000 through the fourth business day following execution of the Agreement, and in an amount not to exceed $5,000 for each quarterly period thereafter.

During September 2021, the Company received gross proceeds under the Agreement of $1,434,000 from the issuance of 762,000 shares of our common stock and paid an aggregate of $81,000 in commissions and other offering-related expenses, yielding net proceeds of $1,352,000.  To date the total gross proceeds received from November 17, 2020 through September 30, 2021 by the Company under the Agreement is $3,461,000 from the issuance of 2,077,000 shares of our common stock and the Company has paid an aggregate of $265,000 in commissions and other offering-related expenses, yielding net proceeds of $3,196,000.

13.WARRANTS, OPTIONS AND RESTRICTED STOCK UNITS

Warrant Issued for Securities Purchase Agreement

On April 3, 2020, we entered into a Securities Purchase Agreement (“Securities Purchase Agreement”) with Horton Capital Management, LLC (“Horton”) which provided that Horton was committed to purchase up to an aggregate of $2,500,000 of shares of the Company’s common stock over the term of the agreement, at the election of the Company, which terminated on March 31, 2021. Additionally, if and when the Company sold shares to Horton under the Securities Purchase Agreement, the Company agreed to grant to Horton a warrant, with the same number of shares of common stock purchased by Horton in the particular funding, with an exercise price equal to 125% of the purchase price of the shares of common stock sold in such funding, with a 10-year term. No purchases were made under the Securities Purchase Agreement.

Upon signing the Securities Purchase Agreement, the Company issued Horton a warrant (the “Horton Warrant”) to purchase up to 500,000 shares of common stock in consideration of Horton’s obligation to purchase the shares, at an exercise price of $2.50 per share, subject to certain anti-dilution adjustments as set forth in the warrant. The fair value of this warrant of $390,000 was determined at the issuance date using the Black-Scholes option-pricing model and was expensed during the second quarter of 2020.

At the end of 2020, the Company issued common stock under the Equity Distribution Agreement receiving net proceeds of $1,843,000 from the issuance of 1,315,000 shares of our common stock that resulted in a Q1 2021 anti-dilution adjustment increasing the number of shares under the Horton Warrant to 518,915 and reducing the exercise price to $2.41.  The resulting difference in fair value of the Horton Warrant with the new exercise price was $6,000 and determined using the Black-Scholes option-pricing model and recorded as a deemed dividend in our consolidated statements of stockholders’ equity. As the Company has an accumulated deficit, the deemed dividend was recorded within additional paid-in capital.

In September 2021, the Company issued additional common stock under the Equity Distribution Agreement receiving net proceeds of $1,352,000 from the issuance of 762,000 shares of our common stock that resulted in a Q3 2021 anti-dilution adjustment increasing the number of shares under the Horton Warrant to 524,170 and reducing the exercise price to $2.38.  The resulting difference in fair value of the Horton Warrant with the new exercise price was $8,000 and determined using the Black-Scholes option-pricing model and recorded as a deemed dividend in our consolidated statements of stockholders’ equity. As the Company has an accumulated deficit, the deemed dividend was recorded within additional paid-in capital.

The detailed terms and conditions of the Securities Purchase Agreement and the Horton Warrant can be found in the documents, which were included as Exhibits 10.1 and 10.3, respectively, to our Current Report on Form 8-K, filed with the SEC on April 7, 2020.

Below is a summary of warrant activities during the nine-month period ended September 30, 2021:

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2020	577,779	$ 2.57	8.29	$ -
Granted	24,170	$ 2.38	8.51	$ -
Exercised	-	-
Cancelled	-	-
Outstanding at September 30, 2021	601,949	$ 2.39	7.58	$ -
Exercisable at September 30, 2021	601,949	$ 2.39	7.58	$ -

2020 Equity Incentive Plan

The 2020 Equity Incentive Plan provides for a total number of shares available for issuance of 3,745,621 shares of our common stock, and it provides for the granting of stock options, stock appreciation rights, restricted stock units and restricted stock to our employees, members of the Board of Directors and service providers.

Below is a summary of stock option activities during the three-month period ended September 30, 2021:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2020	1,040,839	$ 3.27	9.66	$ 46,750
Granted	100,000	$ 2.75
Exercised	-	-
Cancelled	(47,334)	1.94
Outstanding at September 30, 2021	1,093,505	$ 3.29	7.77	$ -
Exercisable at September 30, 2021	510,172	$ 4.66	6.72	$ -

During the nine months ended September 30, 2021, we granted 100,000 options to an employee to purchase shares of our common stock at an exercise price of $2.75 per share. The exercise price equals the fair value of our stock on the grant date.  The options have graded vesting annually over three years.  The fair value of the options of approximately $135,000 was determined using the Black-Scholes option-pricing model.

Below is a summary of restricted stock unit activity during the nine-month period ended September 30, 2021:

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value per Share	Weighted Average Vesting Period in Years
Non-vested at December 31, 2020	555,350	$ 3.38	1.24
Granted	300,000	2.39
Vested	(255,000)	2.45
Cancelled and forfeited	(116,000)	3.41
Non-vested at September 30, 2021	484,350	$ 3.23	0.62

There are 325,000 shares of restricted stock units which have vested but had not yet been issued as of September 30, 2021.

For the three and nine months ended September 30, 2021 and 2020, stock-based compensation and other equity instrument related expenses, net of forfeitures, recognized in the consolidated statements of operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenues	$2,546	$96,283	$(644)	$382,739
Sales and marketing	(139,111)	34,758	(75,281)	192,649
General and administrative	808,517	247,036	1,314,586	819,961
Finance cost for equity commitment	-	-	-	390,000
Total stock-based compensation and other equity instrument related expenses	$671,952	$378,077	$1,238,661	$1,785,349

14.BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is calculated using the weighted average number of shares of our common stock issued and outstanding during a certain period and is calculated by dividing net income (loss) by the weighted average number of shares of our common stock issued and outstanding during such period. Diluted net income (loss) per share is calculated using the weighted average number of common and potentially dilutive common shares outstanding during the period, using the as-if-converted method for secured convertible notes, and the treasury stock method for options and warrants. Diluted net loss per share does not include potentially dilutive securities because such inclusion in the computation would be anti-dilutive.

For the three and nine months ended September 30, 2021, potentially dilutive securities consisted of options and warrants to purchase 1,695,000 shares of common stock at prices ranging from $1.08 to $4.86 per share. Of these potentially dilutive securities, 144,000 and 148,000 shares to purchase common stock from the options and warrants for the three and nine months ended September 30, 2021, respectively, are included in the computation of diluted earnings per share. Also excluded from potentially dilutive securities are 484,350 shares of non-vested restricted stock units.

For the three and nine months ended September 30, 2020, potentially dilutive securities consisted of options and warrants to purchase 1,514,000 shares of common stock at prices ranging from $1.08 to $4.05 per share. Of these potentially dilutive securities, none of the shares to purchase common stock from the options and warrants are included in the computation of diluted earnings per share, because the effect of including the remaining instruments would be anti-dilutive. Also excluded from potentially dilutive securities are 55,000 shares of restricted stock units which have vested but had not been issued by period end and 845,500 shares of non-vested restricted stock units.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerators:
Net income (loss) attributable to common shareholders	$ 1,212,071	$ (1,276,399)	$244,872	$(5,581,684)

Denominator:
Denominator for basic calculation weighted average shares	12,141,088	10,597,024	12,101,466	10,486,334

Dilutive common stock equivalents:
Options and warrants	144,355	-	147,512	-
Restricted stock units vested but not issued	325,000	-	325,000	-

Denominator for diluted calculation weighted average shares	12,610,443	10,597,024	12,573,978	10,486,334

Net income (loss) per share:
Basic	$ 0.10	$ (0.12)	$ 0.02	$ (0.53)
Diluted	$ 0.10	$ (0.12)	$ 0.02	$ (0.53)

15.REMAINING PERFORMANCE OBLIGATIONS

We had remaining performance obligations of approximately $18.4 million as of September 30, 2021. Our remaining performance obligations represent the amount of transaction price for which work has not been performed and revenue has not been recognized. When applying Accounting Standards Codification (“ASC”) Topic 606, with only the non-cancelable portion of these contracts included in our performance obligations we had approximately $16.0 million as of September 30, 2021. We expect to recognize revenue on approximately 87% of the remaining non-cancelable portion of these performance obligations over the next 24 months, with the balance thereafter.

16.CONCENTRATIONS

Cash Concentrations

At times, cash balances held in financial institutions are in excess of federally insured limits.  Management performs periodic evaluations of the relative credit standing of financial institutions and limits the amount of risk by selecting financial institutions with a strong credit standing.

Major Customers

Our largest customer accounted for approximately 13% and 9% of our revenues for the nine months ended September 30, 2021 and 2020, respectively. Our largest customer had accounts receivable totaling approximately $59,000 and $74,000 as of September 30, 2021, and December 31, 2020, respectively.

17.EARNOUT LIABILITY – BACKBONE ENTERPRISES

In 2019, we entered into a Stock Purchase Agreement (the “Backbone Purchase Agreement”) with Backbone Enterprises Inc., a Minnesota corporation (“Backbone”), and its stockholders (the “Stockholders”), pursuant to which we acquired 100% of the issued and outstanding shares of common stock (the “Shares”) of Backbone from the Stockholders. Pursuant to the Backbone Purchase Agreement, the aggregate purchase price for the Shares included an earn-out, pursuant to which the Stockholders may be entitled to an additional $4,000,000 based upon the post-closing financial performance of Backbone, to be calculated based upon revenue generated by the Backbone business during the three-year earn-out period. There was no earn-out earned for the first year of the agreement.  We performed an updated valuation of the contingent earn-out as of June 30, 2021, which resulted in a full write-off of the previous estimate of $1,300,000. The Company renegotiated the terms of the earnout and as a result performed an updated valuation of the contingent earn-out as of September 30, 2021, which resulted in a recovery from the previous estimate of $250,000.

18.EMPLOYMENT AGREEMENTS

Caleb Barlow

On July 26, 2021, Caleb Barlow, notified the Board of Directors (the “Board”) of his resignation as the President and Chief Executive Officer of the Company, effective immediately. Mr. Barlow also informed the Board of his resignation as a member of the Board, to be effective August 26, 2021.  The Board accepted Mr. Barlow’s resignation and, on July 26, 2021, appointed Michael “Mac” McMillan as President and Chief Executive Officer of the Company, effective immediately.  Mr. Barlow’s resignation included a severance payment of approximately $578,000 and issuance of 200,000 shares of common stock as a result of the accelerated vesting and settlement of 200,000 restricted stock units that was paid and settled in October 2021.

Michael H. McMillan

In connection with Mr. McMillan’s appointment as President and Chief Executive Officer, the Company and Mr. McMillan entered into an employment agreement (the “Employment Agreement”) to be effective as of July 26, 2021 (the “Effective Date”).  Pursuant to the Employment Agreement, Mr. McMillan has the duties and responsibilities as are commensurate with the positions of President and Chief Executive Officer, as reasonably and lawfully directed by the Board.  The initial term of the Employment Agreement is 12 months from the Effective Date.

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

The preceding description of the Employment Agreement is a summary of its material terms, does not purport to be complete. The Employment Agreement was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 26, 2021.

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

Readers should carefully review the risk factors described in other documents we file from time to time with the SEC, including our Form 10-K for the fiscal year ended December 31, 2020, as amended. You should interpret many of the risks identified in these reports as being heightened as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic. Our filings with the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those filings, pursuant to Sections 13(a) and 15(d) of the Exchange Act, are available free of charge at www.CynergisTek.com, when such reports are available via the EDGAR system maintained by the SEC at www.sec.gov.

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

For sophisticated organizations our Resilience Partner Program encompasses a bundle of services from the assess, build, manage, and validate categories to deliver clarity and guidance as a consistent partner helping maintain and grow their security infrastructure. This highly customizable managed service allows CynergisTek to meet the unique needs of client wanting to work with a partner over a multiyear engagement.

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

RESULTS OF OPERATIONS

For the Three Months Ended September 30, 2021, Compared to the Three Months Ended September 30, 2020

Revenue

Revenue decreased $0.7 million to $3.8 million for the three months ended September 30, 2021, as compared to the same period in 2020. Managed Services revenue decreased $0.5 million due to the impact of some customers canceling contracts, delaying renewals, a slowdown in net new customers due to the COVID-19 pandemic, customers holding off on purchasing or trying to reduce budgets and a number of customers delaying the start of services due to technical issues related to one of our 3rd party applications that we expect to be resolved in the next few months. Consulting and professional services decreased $0.2 million due to underperformance in our Backbone business unit.  We have seen an increase in sales bookings recently along with an increase in our backlog or remaining performance obligations that we expect will result in higher revenues starting in Q4.

Cost of Revenue

Cost of revenue consists primarily of salaries and related expenses of direct labor and indirect support staff.  Cost of revenue was $2.0 million for the three months ended September 30, 2021, as compared to $2.9 million for the same period in 2020. Salary and related costs were lower by $0.7 million due to the reduced headcount in response to the lower revenue and the benefit from the employee retention credit provided under the CARES Act, technology related costs were lower by $0.1 million as a result of expense reduction efforts prompted by the lower revenue and stock compensation expense was down $0.1 million as a result of the reduction in headcount.

Gross margin was 48% of revenue for the three months ended September 30, 2021.  Excluding the employee retention tax credit, gross margin would have been 35% for the three months ended September 30, 2021, compared to 35% for the same period in 2020. Margins remained flat with the benefit from lower salary and related costs and the employee retention credit offsetting the impact from the decline in revenue.

Sales and Marketing

Sales and marketing expenses include salaries, commissions and expenses for sales and marketing personnel, travel and entertainment, and other selling and marketing costs. Sales and marketing expenses decreased to $1.1 million for the three months ended September 30, 2021, as compared to $1.3 million for the same period in 2020.  This decrease was due to $0.1 million of payroll-related expense reduction efforts taken in reaction to the lower revenue resulting from the COVID-19 pandemic, $0.1 million of employee retention tax credits provided under the CARES Act and $0.2 million in lower stock compensation expense as a result of the reduction in headcount.  Those reductions were partially offset by an increase of $0.2 million in marketing and travel spend to support our Redspin business line and we are beginning to ramp back up our sales and marketing efforts to grow sales.

General and Administrative

General and administrative expenses include personnel costs for finance, administration, information systems, general management, facilities expenses, professional fees, legal expenses and other administrative costs including those required to be a publicly traded company. General and administrative expenses increased $1.1 million to $2.6 million for the three months ended September 30, 2021, compared to $1.5 million for the three months ended September 30, 2020. The increase is due to $0.7 million in non-recurring severance costs and $0.5 million in accelerated stock-based compensation as a result of the departure of our former CEO.  This increase was partially offset by $0.1 million of employee retention tax credits provided under the CARES Act.

Change in Valuation of Contingent Earn-out

The Company renegotiated the contingent earn-out with the sellers of Backbone Enterprises, Inc. during the quarter and performed an updated valuation as of September 30, 2021, which resulted in an increase from the previous estimate of $250,000 related to the potential for payout for meeting earn-out criteria in the final two years of the annual earn-out measurement periods.

Depreciation

Depreciation expense was consistent at $48,000 for the three months ended September 30, 2021, compared to $48,000 for the same period in 2020.

Amortization of Acquisition-Related Intangibles

Amortization of acquisition-related intangibles was $0.3 million for the three months ended September 30, 2021, compared to $0.4 million for the three months ended September 30, 2020. Amortization expense decreased over the comparable periods as the remaining balance of amortizable intangible assets decreased.

Net Interest Expense

Net interest expense for the three months ended September 30, 2021, was $10,000, compared to net interest expense of $24,000 for the same period in 2020.

Other Income and Expense

The Company received notice in August 2021 from the SBA that the full principal balance and related interest of the PPP Loan was forgiven and the Company recognized income of $2,862,000

Income Tax

Income tax benefit for the three months ended September 30, 2021, was $0.9 million, compared to income tax benefit of $0.4 million for the same period in 2020. These amounts were based on estimated annual income tax rates we anticipate for the year.

For the Nine Months Ended September 30, 2021, Compared to the Nine Months Ended September 30, 2020

Revenue

Revenue decreased $2.3 million to $11.9 million for the nine months ended September 30, 2021, as compared to the same period in 2020. Managed Services revenue decreased $1.9 million due to the impact of some customers canceling contracts, delaying renewals, a slowdown in net new customers due to the COVID-19 pandemic, customers holding off on purchasing or trying to reduce budgets and a number of customers delaying the start of services due to technical issues related to one of our 3rd party applications that we expect to be resolved in the next few months.  Consulting and professional services decreased $0.4 million primarily due to lower revenue from two customers who completed contract work in the first half of 2020, lower revenues from our Backbone business unit as a result of the COVID-19 pandemic, and customers holding off on delivery of previously sold professional services as they attempt to minimize spend with third-party contractors or prospects limiting their purchasing of new services as they look to reduce budgets.

Cost of Revenue

Cost of revenue was $6.1 million for the nine months ended September 30, 2021, as compared to $9.7 million for the same period in 2020. We reduced salary and related costs and stock-based compensation associated with our reduction in force by approximately $1.8 million due to the lower revenue from the COVID-19 pandemic and received a $1.6 million benefit from the employee retention credit provided under the CARES Act and $0.2 million lower technology related costs as a result of the lower revenue.

Gross margin was 48% of revenue for the nine months ended September 30, 2021, and 32% for the same period in 2020. After adjusting for the benefit from the employee retention tax credit in 2021, gross margin was 35%. Margins improved as a result of targeted expense reductions we made over the last few quarters in reaction to the lower revenue due to COVID-19.

Sales and Marketing

Sales and marketing expenses decreased to $3.5 million for the nine months ended September 30, 2021, as compared to $4.5 million for the same period in 2020.  This decrease was due to $0.6 million in lower marketing and sales support payroll and benefit costs from the headcount reductions due to the COVID-19 pandemic, $0.3 million in lower stock compensation expense as a result of the reduction in headcount and $0.3 million of employee retention tax credits provided under the CARES Act.  This decrease was partially offset by $0.1 million in recruiting costs to bring on a new sales leader and additional direct sales leads and an increase of $0.1 million in marketing spend to support our Redspin business line and slowly ramping back up our sales and marketing efforts to grow sales.

General and Administrative

General and administrative expenses increased $0.4 million to $5.8 million for the nine months ended September 30, 2021, compared to $5.4 million for the same period in 2020. The increase is due to $0.6 million in severance related costs and $0.5 million in higher stock-based compensation from the acceleration of vesting of restricted stock units as a result of the departure of our former CEO, which were partially offset by $0.3 million in lower payroll and benefit related costs due to the expense reduction efforts taken in reaction to the lower revenue from the COVID-19 pandemic, $0.2 million less in recruiting costs due to 2020 being higher, and $0.2 million of employee retention tax credits provided under the CARES Act.

Change in Valuation of Contingent Earn-out

As of June 30, 2021 we performed a valuation of the contingent earn-out to the sellers of Backbone Enterprises, Inc., which resulted in a reduction of the previous estimate of $1,300,000 related to the potential for payout for not meeting earn-out criteria in the final two years of the annual earn-out measurement periods.  In September of 2021 the Company renegotiated the earnout with the sellers and performed an updated valuation as of September 30, 2021, which resulted in a reduction of the previous estimate to $1,050,000.

Depreciation

Depreciation remained relatively consistent at $144,000 for the nine months ended September 30, 2021, as compared to $142,000 for the same period in 2020.

Amortization of Acquisition-Related Intangibles

Amortization of acquisition-related intangibles was $1.0 million for the nine months ended September 30, 2021, compared to $1.2 million for the nine months ended September 30, 2020. Amortization expense decreased over the comparable periods as a portion of the intangible assets are now fully amortized.

Finance Cost for Equity Commitment

In April 2020 we issued a warrant to an investor in return for an obligation by them to purchase our common stock as a stated price as described in Note 13 to the unaudited condensed consolidated financial statements. The fair value of this warrant of $390,000 was recorded as an expense at the time of issuance.

Net Interest Expense

Net interest expense for the nine months ended September 30, 2021, was $47,000, compared to $68,000 for the same period in 2020.

Other Income and Expense

The Company received notice in August 2021 from the SBA that the full principal balance and related interest on the PPP Loan was forgiven and the Company recognized income of $2,862,000

Income Tax

Income tax benefit for the nine months ended September 30, 2021, was $1.2 million, compared to income tax benefit of $1.6 million for the same period in 2020. These amounts were based on estimated annual income tax rates we anticipate for the year.

Liquidity and Capital Resources

As of September 30, 2021, our cash balance was $5.1 million, current assets minus current liabilities was positive $6.6 million. The level of additional cash needed to fund operations and our ability to conduct business for the next twelve months will be influenced primarily by the following factors:

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

We have historically funded our operating costs, acquisition activities, working capital requirements and capital expenditures with cash from operations, proceeds from the issuances of our common stock and other financing arrangements. We are currently operating in a cash flow negative position while we seek to maintain and grow our cybersecurity business and cover our public company expenses during this uncertain time. In connection with our most recent results for the nine months ended September 30, 2021, we reported a loss from operations of $1.2 million after excluding non-cash items for depreciation, amortization of intangibles, stock-based compensation, the change in valuation of the contingent earnout and non-recurring severance related costs. Cash used in operating activities was $1.4 million for the nine months ended September 30, 2021.

In late 2019, a novel strain of coronavirus (COVID-19) was first detected in Wuhan, China. Following the outbreak of this virus, governments throughout the world, including in the United States of America, have quarantined certain affected regions, restricted travel and imposed significant limitations on other economic activities. Our customer base is heavily concentrated in the healthcare provider space.  The healthcare industry has experienced significant financial losses due to the pandemic and are still contending with strained budgets but are showing signs of re-engagement.  Sales cycles are longer and pricing pressure is constant.  The resurgence of the virus with the Delta Variant has caused some to return to operating with caution. Our operations team is closely monitoring the impact to the Company’s business, including its cash flows, customers and employees. We are working with a number of our active customers since the outbreak began providing relief in the form of extended payment terms and other contractual restructurings.  If the situation continues to impact our customers’ cash flow or resources available for cybersecurity and privacy projects, our cash flows, financial position and operating results for fiscal year 2021 and beyond will be negatively impacted.

We did experience a negative financial impact from March 2020 through September 2021 that management anticipates will continue to impact revenue and earnings for the foreseeable future due to the pandemic related to COVID-19 and variants thereof, primarily because many of the economic effects of the early stages of the COVID-19 pandemic resulting from the various shelter-in-place and other social distancing orders. The severity and duration of the COVID-19 pandemic is uncertain, and such uncertainty will likely continue in the near term. We will continue to actively monitor the situation taking into account the impact to our employees, customers and partners.

At the end of 2019 and through the second quarter of 2021, we reduced staffing levels to reduce expenses that included permanent and temporary cost reductions, the precise extent of which will depend on the duration of the COVID-19 disruptions to our customers and our short-term financial performance. In addition, we received the PPP Loan (as defined in Note 9 to the unaudited condensed consolidated financial statements below) pursuant to the CARES Act (as defined in Note 9 to the unaudited condensed consolidated financial statements below), which was fully forgiven in August 2021 as described in Note 9 to the unaudited condensed consolidated financial statements. We also received approximately $0.7 million per quarter in employee retention tax credits in the first, second and third quarters of 2021.  With the proceeds from the PPP Loan and the employee retention tax credits, we have tried to minimize staff reductions in the areas of Sales and Delivery, our primary customer facing roles, to lessen the impact to our customers during this time of heightened security risks for the healthcare industry. If necessary, we could further reduce personnel and other variable and semi-variable costs to conserve cash and operate as a going concern. However, those actions if required, could negatively impact the long-term outlook of the business.

As described in Note 12 to the unaudited condensed consolidated financial statements, on November 12, 2020, we entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Craig-Hallum Capital Group LLC (as “Agent”) thereunder, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $5.0 million in an “at-the-market” or ATM offering, to or through the Agent.  The Company agreed to pay the Agent a commission of three percent (3.0%) of the gross sales price per share of any common stock sold through the Agent under the Equity Distribution Agreement.

During September of 2021, the Company received gross proceeds under the Equity Distribution Agreement of $1,434,000 from the issuance of 762,000 shares of our common stock and paid an aggregate of $81,000 to the Agent in commissions and other offering-related expenses, yielding net proceeds of $1,352,000.

We believe that our existing sources of liquidity, including cash and cash equivalents, the proceeds from the PPP Loan, employee retention tax credits and tax refunds from NOL carrybacks, the ability to raise equity under our effective Registration Statement on Form S-3 (File No. 333-249615), filed with the Securities and Exchange Commission on October 22, 2020 (including via the Equity Distribution Agreement) and future operating cash flows will be sufficient to meet our projected capital needs for at least the next twelve months. As we execute our plans over the next twelve months, we intend to carefully monitor the impact on our operating expenses, working capital needs and cash balances relative to the availability of cost-effective debt and equity financing. In the event that capital is not available, we may then have to scale back operations, reduce expenses, and/or curtail future plans to manage our liquidity and capital resources.  However, we cannot provide assurance that we will be able to raise additional capital. The COVID-19 pandemic will likely continue to create uncertainty and volatility in the financial markets which may impact our operations and our ability to access capital and/or the terms under which we can do so.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2021, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

As of September 30, 2021, expected future cash payments related to contractual obligations and commercial commitments were as follows:

Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Promissory note	$ 290,000	$ 290,000	$ -	$ -	$ -
Operating leases	86,000	86,000	-	-	-
Total	$ 376,000	$ 376,000	$ -	$ -	$ -

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

ITEM 5.  OTHER INFORMATION

On October 12, 2021, Timothy McMullen joined the Company as its Chief Operating Officer.  In connection with Mr. McMullen’s appointment as Chief Operating Officer, the Company and Mr. McMullen entered into an employment agreement (the “McMullen Agreement”) to be effective as of October 12, 2021.  Pursuant to the McMullen Agreement, Mr. McMullen will have the duties and responsibilities as are commensurate with the positions of Chief Operating Officer, as reasonably and lawfully directed by the CEO.  The McMullen Agreement provides for an initial employment term of 12 months, with automatic renewal for an additional 12 months, unless either party provides notice of intention not to renew. As compensation for his role as Chief Operating Officer, the Company will pay Mr. McMullen an annual base salary of $300,000, provide Mr. McMullen access to the Company’s incentive-based bonus plan with the potential to receive a discretionary bonus of up to 55% of his base annual salary, and, from time to time, grant Mr. McMullen certain equity incentive awards, including an initial grant of 150,000 stock options, issued at fair market value with 1/3 of the options eligible to vest annually and all options eligible to vest after three years. In the event Mr. McMullen’s employment is terminated by the Company for cause or he resigns without good reason, Mr. McMullen will be entitled to receive his base annual salary prorated to the date of such termination but will not be entitled to any additional compensation or payments by the Company. In the event Mr. McMullen’s employment is terminated by the Company without cause or he resigns for good reason, he will be entitled to receive his base annual salary prorated to the date of such termination, the acceleration of all unvested stock options and certain other incentive units, and payment based on an additional six months of the base annual salary.

The foregoing description of the McMullen Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the McMullen Agreement which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 14, 2021.

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

CYNERGISTEK, INC.

Date: November 11, 2021	By:	/s/ Michael McMillan
Michael McMillan
President and Chief Executive Officer (Principal Executive Officer)

Date: November 11, 2021	By:	/s/ Paul T. Anthony
Paul T. Anthony
Chief Financial Officer (Principal Accounting Officer)