Form 10-K
period 2021-12-31
CYNERGISTEK, INC
filed 2022-03-28
CIK 1011432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-K

 _________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 000-27507

 _________________

CYNERGISTEK, INC.
(Exact name of registrant as specified in its charter)

 _________________

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

The aggregate market value of the registrant’s common stock, $0.001 par value per share (“Common Stock”), held by non-affiliates of the registrant on June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $23.0 million (based on the closing price of the Common Stock on that date). Shares of Common Stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting securities of the registrant were excluded, in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes. The registrant has one class of securities, its Common Stock.

As of March 24, 2022, the registrant had 13,253,395 shares of Common Stock outstanding.

Documents Incorporated by Reference: Part III incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) for the 2022 Annual Meeting of Stockholders. The registrant’s definitive proxy statement will be filed with the U.S. Securities and Exchange within 120 days after December 31, 2021.

CYNERGISTEK, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

Cautionary Note Regarding Forward-Looking Statements

From time to time, we and our representatives may provide information, whether orally or in writing, including certain statements in this Annual Report on Form 10-K (this “Annual Report”), which are deemed to be “forward-looking” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that concern matters that involve risks and uncertainties which could cause actual results to differ materially from those projected in theforward-looking statements. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995 (the “Litigation Reform Act”) and are based on our beliefs as well as assumptions made by us using information currently available. All statements other than statements of historical fact contained in this Annual Report, including statements regarding future events, our future financial performance, our future business strategy and the plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions as more particularly described in the “Risk Factors” section of this Annual Report. For example, due to the continuing impact of the coronavirus (COVID-19), the United States economy has experienced substantial turmoil that has, and will likely continue to, cause disruptions to our and our customers’ supply chain and business operations, as well as social, economic, and labor instability. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended or using other similar expressions. In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Annual Report, any exhibits to this Annual Report and other public statements we make. Such factors are set forth in the “Business” section, the “Risk Factors” section, the “Legal Proceedings” section, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Annual Report, as well as in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations, except as required by applicable law.

PART I

ITEM 1. BUSINESS.

Company Overview

CynergisTek, Inc. (including our subsidiaries, CTEK Solutions, Inc., CTEK Security, Inc., Delphiis, Inc. and Backbone Enterprises, Inc.) (referred to collectively in this Annual Report, as “CynergisTek,” the “Company,” “we,” “our” and “us”) is engaged in the business of providing companies with cybersecurity, privacy and compliance services through our assessment and technical testing, remediation, management, and validation services. CynergisTek combines intelligence, expertise, and a distinct methodology to validate a company’s security posture and ensure that the company’s team is rehearsed, prepared, and resilient against threats. These services are delivered primarily through our three-year managed services agreements or short-term consulting and professional services engagements. We serve companies in highly regulated industries, including healthcare, higher education, technology, government, manufacturing, and the financial sector through the CynergisTek, Backbone Consulting and Redspin brands. Our principal executive offices are located at 11940 Jollyville Road, Suite 300N, Austin, Texas, 78759.

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

Background

CynergisTek, Inc. was originally incorporated under the laws of the State of Nevada on August 29, 1995, under the name Corporate Development Centers, Inc. On April 1, 2004, we acquired Alan Mayo and Associates, Inc. dba The Mayo Group (“TMG”), a managed print company.  TMG provided outsourced print management services to healthcare facilities throughout California.  After we acquired TMG, we changed our name to “Auxilio, Inc.” and changed the name of TMG’s former subsidiary to “Auxilio Solutions, Inc.,” and later changed its name again to “CTEK Solutions, Inc.” Effective July 1, 2014, we acquired Delphiis, Inc., a California corporation, which provided IT security consulting services.  On April 7, 2015, we acquired certain assets of Redspin, Inc. which provides IT security consulting services. On January 13, 2017, we acquired CynergisTek, Inc., a Texas corporation, which had the vision to help healthcare organizations assess risk and comply with regulatory measures and was one of the first organizations to follow the NIST Cybersecurity Framework, a standard now recognized by the Health Information Technology for Economic and Clinical Health Act (“HITECH”) 7898 amendment. The company was reincorporated in Delaware in September 2017 and assumed its current name CynergisTek, Inc. and up listed to the NYSE.  The Company expanded into providing additional IT security consulting services and solutions. On October 31, 2019, we acquired Backbone Enterprises, Inc., a Minnesota corporation (“Backbone”), which provides similar services including IT audits.

Our Common Stock currently trades on the NYSE American under the symbol “CTEK.”

Principal Products and Services

We are engaged in the business of helping U.S. based companies in highly regulated industries, including healthcare, be prepared to handle unforeseen cyber threats, comply with regulations, and gain the confidence that their efforts are strengthening their security posture and building resilience. This is achieved through our cybersecurity, privacy, compliance and audit services.

CynergisTek was born in healthcare and is one of the few consulting and advisory companies focused on converging security and privacy with a methodology to validate the rigor and effectiveness of the programs as a managed service. We believe that our years of experience of understanding our clients’ unique challenges allows us to provide our customers with services designed around industry best practices to improve security controls, policies and procedures and to protect sensitive information. Our team of subject matter experts and consultants are comprised of knowledgeable professionals who have learned their craft both in the classroom and through years of practical on-the-job experience, including as policy makers, attorneys and leaders in cybersecurity, privacy and compliance.

Our services are categorized into four service groups, which are: assess, build, manage, and validate. These services are designed to meet the client where they are in their security journey as recurring managed services under long-term contracts structured to provide a sustainable and growing program, or under shorter duration consulting or professional services engagements.

•	Assess - identify, measure, and test security and privacy risk of an organization’s readiness and verify and validate their programs meet compliance and business objectives through IT audits, technical testing, and risk and program assessments.
•	Build - develop policies and procedures and playbooks to help build out a fully comprehensive risk management program and provide resources to help organizations prioritize, implement and execute initiatives to strengthen their security and privacy programs.
•	Manage - provide on-going management and oversight of specific components of an organization’s security and privacy programs to address or give alerts when an issue arises and to offer our expertise that they need to accelerate the effectiveness of their programs.
•	Validate - verify the processes, people, and technology are working effectively and provide insight to the ROI of an organization’s security investment through advanced services requiring highly experienced resources and/or technology to deliver.

For sophisticated organizations our Resilience Partner Program encompasses a bundle of services from the assess, build, manage, and validate categories to deliver clarity and guidance as a consistent partner helping maintain and grow their security infrastructure through more rigorous proactive testing, evaluation and validation services.

Competition

The competition in the healthcare industry market for cybersecurity, privacy and compliance services generally comes from large or niche consulting and technology firms and regional companies that offer multiple approaches but within a much smaller geographic footprint. Examples include companies like Deloitte, Dell Secureworks, Coalfire, Fortified Health Security, Meditology, Impact Advisors, First Health Advisory and Clearwater Consulting.

We believe our analysis of the competitive landscape shows a very strong opportunity to provide the healthcare and adjacent industries with services to support the demand for security and privacy assessments, program development, offensive security testing and managed services, and we believe that we have a strong competitive position in the marketplace due to several important factors:

•	We are not aware of many other vendors or service providers which have the majority of their business dedicated to addressing the healthcare industry. Our expertise and the depth of our client relationships are unmatched in the market.

•	We believe our offering provides a unique approach to address workforce and expertise shortages. We are able to deploy knowledgeable resources to perform a predefined security role on-site or virtually for a defined amount of time, which results in our customers receiving staff with expertise they need while controlling their costs.

•	We are not restricted to any single supplier, which allows us to bring the best hardware and software solutions to our customers. Our approach is to use the most appropriate technology to provide a superior solution without any prejudice as to manufacturer or developer.

•	We believe our relationship with healthcare providers gives us an advantage when targeting the larger pool of potential clients in the business associate category, including leading Electronic Health Record (EHR) providers and medical device manufacturers who have recently been added as clients.

•	We believe that combining both our traditional and more proactive approaches to data protection make us a more versatile solution for entities regardless of program maturity.

•	We have a strong referral base within healthcare as a result of serving more than a thousand hospitals and other healthcare clients under managed services agreements for twenty plus years.

•	Our employees have broad experience in and outside of healthcare to bring a wide range of knowledge and best practices. At the present time, we have employees who formerly worked for the Office of Civil Rights, were Chief Information Security Officers, Chief Information Officers and Chief Compliance Officers at some of the leading healthcare institutions. In addition, our subject matter experts and consultants maintain multiple industry certifications including CISSP, CISM, CGEIT, CRISC, CISA, CBCP, CCIE, CCNP, CCNA, CHPC, CHRC, CHC, CIPP, CHPS, MCSE, SCSA, SCNA, CIA, ISSMP, CMMC Provisional Assessor, CMMC Registered Provider and ISSAP.

Customers

Most of our customers are considered part of the healthcare industry and third parties who provide services to the healthcare industry. Recently we have increased our efforts to expand outside of healthcare into other highly regulated industries and now have customers that operate in a variety of industries, including education, financial services, government, internet and media, and manufacturing. The loss of any key customer could have a material adverse effect upon our financial condition, business, prospects and results of operation. For the year ended December 31, 2021, our largest customer represented approximately 13% of our revenues.

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

We have trademark registrations in the United States for “CYNERGISTEK,” “REDSPIN,” “MANAGED SECURITY VALIDATION” and the CynergisTek logo.

Human Capital Resources

As of December 31, 2021, we had 89 full-time employees, including 66 employees engaged in providing services, 10 employees engaged in sales and marketing, and 13 employees engaged in general and administrative activities. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We are proud of our diversity efforts that include above industry averages in several minority categories and a high representation of veteran employees. We believe our employee relations are good.

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

Governmental Regulation

We are subject to federal, state and local consumer protection laws, including laws protecting the privacy of customer non-public information and regulations prohibiting unfair and deceptive trade practices. These consumer protection laws and regulations could result in substantial compliance costs and could interfere with the conduct of our business.

Legislation in the United States has increased public companies’ regulatory and compliance costs as well as the scope and cost of work provided by independent registered public accountants and legal advisors. As regulatory and compliance guidelines continue to evolve, we may incur additional costs in the future, which may or may not be material, in order to comply with legislative requirements or rules, pronouncements and guidelines by regulatory bodies.

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

Risks Related to Our Business

Our financial statements have been prepared to assume a going concern.

Our financial statements as of December 31, 2021, were prepared under the assumption that we will continue as a going concern for the next twelve months from the date of issuance of these financial statements. Our ability to continue as a going concern is dependent upon our ability to obtain additional financing, obtain further operating efficiencies, reduce expenditures, grow our security business, and ultimately, create cash flow profitable operations. We may not be able to raise capital or obtain additional capital on reasonable terms. Our financial statements do not include adjustments that would result from the outcome of this uncertainty.

A substantial portion of our business is dependent on our largest customers.

The loss of any key customer could have a material adverse effect upon our financial condition, business, prospects, and results of operation. Our largest customer represented approximately 13% of our revenues for the year ended December 31, 2021. A loss of any large customer could have a material impact on our operations that may require us to obtain equity funding or debt financing to continue our operations. We cannot be certain that we will be able to obtain such financing on commercially reasonable terms, or at all.

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

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine. Our business, financial condition and results of operations may be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine or any other geopolitical tensions.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops was reported. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. We are continuing to monitor the situation in Ukraine and globally and assessing its potential impact on our business.

Additionally, Russia’s prior annexation of Crimea, recent recognition of two separatist republics in the Donetsk and Luhansk regions of Ukraine and subsequent military interventions in Ukraine have led to sanctions and other penalties being levied by the United States, European Union and other countries against Russia, Belarus, the Crimea Region of Ukraine, the so-called Donetsk People’s Republic, and the so-called Luhansk People’s Republic, including agreement to remove certain Russian financial institutions from the Society for Worldwide Interbank Financial Telecommunication (“SWIFT”) payment system. Additional potential sanctions and penalties have also been proposed and/or threatened. Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds.

Any of the abovementioned factors could affect our business, prospects, financial condition, and operating results. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this Annual Report on Form 10-K.

The ongoing COVID-19 pandemic and ensuing governmental responses has caused significant uncertainty in the United States and global economies as well as the markets we serve has negatively impacted and could further materially adversely affect our business, financial condition and results of operations.

COVID-19 cases (including the spread of variants and mutant strains, such as the recently detected omicron variant) continue to surge in certain parts of the world and have resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. We remain unable to accurately predict the full impact that COVID-19 will have on our results of operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures. Our compliance with containment and mitigation measures materially impacted our day-to-day operations, and there can be no guaranty that the pandemic will not disrupt our business and operations or impair our ability to implement our business plan successfully.

More generally, the pandemic raises the possibility of an extended global economic downturn and has caused volatility in financial markets, which could affect demand for our products and services and impact our results and financial condition even after the pandemic is contained. For example, we may be unable to collect receivables from those customers significantly impacted by COVID-19. Also, a decrease in bookings in a given period could negatively affect our revenues in future periods, particularly if experienced on a sustained basis. The pandemic may also have the effect of heightening many of the other risks described in these Risk Factors, particularly those risks associated with our customers.

Our current and potential customers’ businesses, specifically in the healthcare industry, have been directly impacted both financially and operationally in many ways by the pandemic. During this time, cybersecurity risks in healthcare have increased particularly with increased adoption of remote access and increased adoption of telehealth, as well as decreased budgets, diversion of resources and focus from all areas not directly related to patient care. In the current periods, the pandemic has led to customers delaying or deferring cybersecurity buying decisions, has limited our ability to visit customers and potential customers, and has resulted in an overall decrease in our orders, bookings and revenues in 2020 and 2021.

We took steps to reduce expenses throughout the Company over the past eighteen months, including workforce reductions, substantially reducing Company travel, trade shows and other business meetings and decreasing expenditures. We have modified our business practices and implemented certain policies at our offices in accordance with best practices to accommodate, and at times mandate, remote work practices, including restricting employee travel, modifying employee work locations, and cancelling attendance at events and conferences. In addition, we have adapted new processes for interactions with our customers to safely manage our operations. Many of our customers have made similar modifications. If necessary, we may take further actions in the best interests of our employees, customers, partners and suppliers. There is no certainty that such measures will be sufficient to mitigate the risks posed by COVID-19, in which case our employees may become sick, our ability to perform critical functions could be harmed, and our business and operations could be negatively impacted.

With less resources allocated to cybersecurity in healthcare over the past eighteen months, we believe risks are on increasing and expect the industry will need to increase attention and spend on cybersecurity in the near future. However, the ultimate duration and impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows is uncertain. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business, and we anticipate that our results of operations in future periods may continue to be adversely impacted by the COVID-19 pandemic and its negative effects on global economic conditions.

As we expect the industry to begin emerging from the pandemic, we have begun to increase our sales and marketing efforts and building our sales and operational teams for growth. However, our current and potential customers’ businesses could continue to be disrupted or they could seek to limit spending due to decreased budgets, reduced access to credit or various other factors, any of which could negatively impact the willingness or ability of such customers to order new, or any, services with us and ultimately adversely affect our revenues, as well as negatively impact the payment of accounts receivable and collections and potentially lead to write-downs or write-offs.

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

A deterioration in the U.S. economy as a result of the coronavirus outbreak could result in continued turmoil. The continued impact of this event on our business and the severity of an economic crisis is uncertain. It is possible that a crisis (such as the coronavirus outbreak) in the U.S. economy could continue to adversely affect our business, vendors and prospects as well as our liquidity and financial condition. This could continue to impact our ability to increase our customer base and customers could continue to delay deploying our services which could impact our ability to generate positive cash flows. Our current service offerings and our future growth may be minimized to a point that would be detrimental to our business development activities. These events would be detrimental to our business prospects and result in material changes to our operations and financial position.

Environmental, social and governance matters may impact our business and reputation.

Increasingly, in addition to the importance of their financial performance, companies are being judged by their performance on a variety of environmental, social and governance (“ESG”) matters, which are considered to contribute to the long-term sustainability of companies’ performance.

A variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. In addition, investment in funds that specialize in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of ESG measures to their investment decisions. Topics taken into account in such assessments include, among others, companies’ efforts and impacts on climate change and human rights, ethics and compliance with law, diversity and the role of companies’ board of directors in supervising various sustainability issues.

ESG goals and values are embedded in our core mission and vision, and we actively take into consideration their expected impact on the sustainability of our business over time and the potential impact of our business on society. However, in light of investors’ increased focus on ESG matters, there can be no certainty that we will manage such issues successfully, or that we will successfully meet society’s expectations as to our proper role. This could lead to risk of reputational damage relating to our ESG policies or performance.

Further, our emphasis on ESG issues may not maximize short-term financial results and may yield financial results that conflict with the market’s expectations. We have and may in the future make business decisions that may reduce our short-term financial results if we believe that the decisions are consistent with our ESG goals, which we believe will improve our financial results over the long-term. These decisions may not be consistent with the short-term expectations of our stockholders and may not produce the long-term benefits that we expect, in which case our business, financial condition, and operating results could be harmed.

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

Developments in the industries we serve, which may be rapid, also could shift demand to new services and solutions. If, as a result of new technologies or changes in the industries we serve, our customers demand new services and solutions, we may be less competitive in these new areas or need to make significant investment to meet that demand. Our growth strategy focuses on responding to these types of developments by driving innovation that will enable us to expand our business into new growth areas. We must continually address the challenges of dynamic and accelerating market trends, such as the emergence of advanced persistent threats in the security space. If we do not sufficiently invest in new technology and adapt to industry developments or evolve and expand our business at sufficient speed and scale, or if we do not make the right strategic investments to respond to these developments and successfully drive innovation, our services and solutions, our results of operations, and our ability to develop and maintain a competitive advantage and to execute on our growth strategy could be negatively affected. New solutions product development and introduction involves a significant commitment of time and resources and is subject to a number of risks and challenges including without limitation:

•	Managing the length of the development cycle for new solutions and service enhancements;
•	Adapting to emerging and evolving industry standards and to technological developments by our competitors and customers;
•	Extending the operation of our services and solutions to new and evolving platforms, operating systems and hardware products, such as mobile devices;
•	Entering into new or unproven markets with which we have limited experience;
•	Identifying new forms of adversarial cyber attacks and developing appropriate mitigation strategies;
•	Managing new service and solution strategies for the markets in which we operate; and
•	Developing or expanding efficient sales and marketing channels.

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

We will need additional capital in the future and, if such capital is not available on terms acceptable to us or available to us at all, this may impact our ability to continue to grow our business operations.

We will need capital in the future to expand our business operations.  We cannot be certain that additional capital will be available on terms acceptable to us or available to us at all.  In the event we are unable to raise capital, we may not be able to:

•	develop or enhance our service offerings;
•	take advantage of future opportunities; or
•	respond to customers and competition.

Risks Related to the Market for Our Securities

Because the public market for shares of our Common Stock is limited, stockholders may be unable to resell their shares of Common Stock.

Currently, there is only a limited public market for our Common Stock on the NYSE American and our stockholders may be unable to resell their shares of Common Stock. As of December 31, 2021, the average daily trading volume of our Common Stock was not significant, and it may be more difficult for our stockholders to sell their shares in the future, if at all. Historically, the effects have not been significant, but this could change.

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

The market for our Common Stock is volatile, having ranged from January 1, 2021, through December 31, 2021 from a low of $1.24 to a high of $2.86 per share. The market price for our Common Stock has been, and is likely to continue to be, volatile. Due in part to the outbreak of Covid-19, our Common Stock, and the stock market as a whole, has recently experienced substantial volatility. The following factors, among others, may cause significant fluctuations in the market price of shares of our Common Stock:

•	fluctuations in our quarterly revenues and earnings or those of our competitors;
•	variations in our operating results compared to levels expected by the investment community;
•	changes in senior management or members of the Board of Directors;
•	announcements concerning us, our competitors or our customers;
•	announcements of technological innovations;
•	sale or purchases of shares by traders or other investors;
•	market conditions in the industry; and
•	the conditions of the securities markets.

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

As of December 31, 2021, we had 13,248,024 shares of our Common Stock outstanding and 33,333,333 shares authorized.

If all warrants, options and restricted stock grants outstanding as of December 31, 2021, are exercised prior to their expiration, up to approximately 2.2 million additional shares of Common Stock could become freely tradable. Such sales of substantial amounts of Common Stock in the public market could adversely affect the prevailing market price of our Common Stock and could also make it more difficult for us to raise funds through future offerings of Common Stock.

We will require additional funding in the future, which may not be available to us on acceptable terms, or at all.

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

We anticipate that we may raise substantial additional capital to achieve our business objectives through public and private offerings. We have an effective shelf registration statement under which we have raised $3.5 million, with the ability to raise additional capital through the issuance of equity or debt securities subject to the rules and regulations of the Securities Act. We cannot assure you that we will be able to sell shares or other securities in any offering at a price per share that is equal to or greater than the price per share paid by investors in previous offerings, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders. The price per share at which we sell additional shares of our Common Stock or other securities convertible into or exchangeable for our Common Stock in future transactions may be higher or lower than the price per share in previous offerings. The future issuance of the Company’s equity securities will further dilute the ownership of our outstanding Common Stock. Additionally, we have a one-year $1.4 million maximum contingent earnout obligation to the shareholders of Backbone Consulting, Inc. related to our acquisition that allows the Company to settle this obligation with shares of common stock at the fair market value on the date earned. The market price of our Common Stock has been, and may continue to be, highly volatile, and such volatility could cause the market price of our Common Stock to decrease and could cause stockholders to lose some or all of their investment in our Common Stock.

We may not be able to maintain our NYSE American listing

Our common stock has been listed on the NYSE American since 2017. If we are unable to satisfy the continued listing standards of the NYSE American, which include, among others, minimum stockholders’ equity, market capitalization, pre-tax income and per share sales price, our common stock may be delisted. If our common stock is delisted, we would be forced to have our common stock quoted on the OTC Markets or some other quotation medium, depending on our ability to meet the specific requirements of those quotation systems. In that case, we may lose some or all of our institutional investors and selling our common stock on the OTC Markets would be more difficult because smaller quantities of shares would likely be bought and sold and transactions could be delayed. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of our common stock. If this happens, we will have greater difficulty accessing the capital markets to raise any additional necessary capital.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We lease approximately 5,000 square feet of office space at 11940 Jollyville Road, Austin, Texas 78759. This lease terminates May 31, 2022 and we expect to renew this lease. We also leased approximately 3,700 square feet of office space at 50 South 6th Street, Minneapolis, Minnesota that terminated in January 2022. All employees that were working in the Minneapolis office are now working remote.

We leased approximately 18,000 square feet of office space on the 2nd floor, referred to as Suite 200, and a portion of the basement, in the building located at 27271 Las Ramblas, Mission Viejo, California 92691, pursuant to an Office Building Lease (the “Mission Viejo Lease”) dated June 26, 2015, with MVPlaza, Inc. The term of the Mission Viejo Lease commenced on or about October 1, 2015 and terminated in April 2021.

We expect that the current leased premises will be satisfactory until the future growth of our business operations necessitates an increase in office space.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings, nor has any material proceeding been terminated during the fiscal year ended December 31, 2021.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information.

Our Common Stock trades on the NYSE American under the symbol “CTEK.”

Holders

On March 17, 2022, we had approximately 72 stockholders of record. Because brokers and other institutions hold many of our shares on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Repurchases

During the fiscal year ended December 31, 2021, we did not repurchase any of our securities.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain information as of December 31, 2021, with respect to our existing equity compensation plans under which shares of our Common Stock are authorized for issuance.

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuances Under Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plan options approved by security holders (1) (2)	960,838	$1.87	708,073
Equity compensation plan restricted stock units approved by security holders (2)	621,500	-	-
Equity compensation plans not approved by security holders (3) (4)	601,949	$2.39	-
Total	2,184,287		708,073

(1)	These plans consist of the 2011 Stock Incentive Plan, and the 2020 Equity Incentive Plan, each as amended.
(2)

Represents restricted stock units issued under the 2011 Stock Incentive Plan and the 2020 Equity Incentive Plan. Since these plans include option grants, the number of securities remaining available for future issuances is combined.

(3)	From time to time and at the discretion of the Board, we may issue options or warrants to our key individuals or officers as compensation.
(4)

Includes warrants to purchase 524,170 shares of common stock in consideration of a Securities Purchase Agreement with an existing investor. The detailed terms and conditions of such agreement was filed as Exhibits 10.1 and 10.3, respectively, to our 8-K filed with the SEC on April 7, 2020.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion presents information about our consolidated results of operations, financial condition, liquidity and capital resources and should be read in conjunction with our consolidated financial statements and the notes thereto beginning on page F-1 of this Annual Report.

Overview

We are engaged in the business of helping U.S. based companies in highly regulated industries, including healthcare, be prepared to handle unforeseen cyber threats, comply with regulations, and gain the confidence that their efforts are strengthening their security posture and building resilience. This is achieved through our cybersecurity, privacy, compliance and audit services.

CynergisTek was born in healthcare and is one of the few consulting and advisory companies focused on converging security and privacy with a methodology to validate the rigor and effectiveness of the programs as a managed service. Our years of experience of understanding our client’s unique challenges allows us to provide our customers with services designed around industry best practices to improve security controls, policies and procedures and to protect sensitive information. Our team of subject matter experts and consultants are comprised of knowledgeable professionals who have learned their craft both in the classroom and through years of practical on-the-job experience, including as policy makers, attorneys and leaders in cybersecurity, privacy and compliance.

Our services are categorized into four service groups, which are: assess, build, manage, and validate. These services are designed to meet the client where they are in their security journey as recurring managed services under long-term contracts structured to provide a sustainable and growing program or under shorter duration consulting or professional services engagements.

•	Assess - identify, measure, and test security and privacy risk of an organization’s readiness and verify and validate their programs meet compliance and business objectives through IT audits, technical testing, and risk and program assessments.
•	Build - develop policies and procedures and playbooks to help build out a fully comprehensive risk management program and provide resources to help organizations prioritize, implement and execute initiatives to strengthen their security and privacy programs.
•	Manage - provide on-going management and oversight of specific components of an organization’s security and privacy programs to address or give alerts when an issue arises and to offer our expertise that they need to accelerate the effectiveness of their programs.
•	Validate - verify the processes, people, and technology are working effectively and provide insight to the ROI of an organization’s security investment through advanced services requiring highly experienced resources and/or technology to deliver.

For sophisticated organizations our Managed Security Validation® program encompasses a bundle of services from the assess, build, manage, and validate categories to deliver clarity and guidance as a consistent partner helping maintain and grow their security infrastructure through more rigorous proactive testing, evaluation and validation services.

Impact of COVID-19 Pandemic

The ongoing COVID-19 pandemic and associated economic repercussions have significantly impacted, and are expected to continue to impact, our business and our operations.

Our current and potential customers’ businesses, specifically in the healthcare industry, have been directly impacted both financially and operationally in many ways by the pandemic. During this time, cybersecurity risks in healthcare have increased particularly with increased adoption of remote access and increased adoption of telehealth, as well as decreased budgets, diversion of resources and focus from all areas not directly related to patient care. In the current periods, the pandemic has led to customers delaying or deferring cybersecurity buying decisions, has limited our ability to visit customers and potential customers, and has resulted in an overall decrease in our orders, bookings and revenues in 2020 and 2021.

We took steps to reduce expenses throughout the Company over the past eighteen months, including workforce reductions, substantially reducing Company travel, trade shows and other business meetings and decreasing expenditures. As we see the industry emerging from the pandemic, and returning to a new normal in 2022, we have begun to increase our sales and marketing efforts and building our sales and operational teams for growth.

With resources allocated to cybersecurity in healthcare constrained over the past eighteen months, we believe industry risks are increasing and expect the industry will need to increase attention and budgetary spending on cybersecurity in the near future. However, the ultimate duration and impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows is uncertain. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business and we anticipate that our results of operations in future periods may continue to be adversely impacted by the COVID-19 pandemic and its negative effects on global economic conditions. For additional risks relating to the COVID-19 pandemic, see Item 1A. Risk Factors in Part II of this report.

Results of Operations

Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

Net Revenue

Revenue was $16.3 million for the year ended December 31, 2021, as compared to $18.9 million for the same period in 2020. Managed Services revenue decreased $2.3 million due primarily to the impact of COVID-19 on our healthcare customers, resulting in delayed renewals and reduced bookings and new customer contracts. Consulting and professional services revenue decreased $0.3 million primarily due to the completion of two customer contracts in the first half of 2020, combined with lower revenues from our Backbone business unit and delays and reduction in delivery of previously sold professional services due to the pandemic.

While COVID-19 has negatively impacted our bookings and revenue in the current periods, it has also led to new services and additional opportunities. In the fourth quarter of 2021, we saw an increase in bookings partially as a result of our investments in sales and marketing and increased demand for our services and the size of our target contracts.

Cost of Revenues

Cost of revenues primarily consists of salaries and related expenses for direct labor and indirect support staff. Cost of revenues was $8.8 million for the year ended December 31, 2021, as compared to $12.6 million for the same period in 2020. We took actions to reduce compensation expenses by approximately $2.2 million and we also received a $1.5 million benefit from the employee retention credit provided under the CARES Act.

Gross margin was 46% of revenue for the year ended December 31, 2021, and 33% for the same period in 2020. Excluding the benefit from the employee retention tax credit in 2021, gross margin was 37% improving as a result of targeted expense reductions.

Sales and Marketing

Sales and marketing expenses include salaries, commissions and expenses for sales and marketing personnel, travel and entertainment, and other selling and marketing costs. Sales and marketing expenses were $4.9 million for the year ended December 31, 2021, as compared to $5.6 million for the same period in 2020. This decrease was due to $0.5 million in lower marketing and sales support payroll and benefit costs from the headcount reductions due to the COVID-19 pandemic, $0.2 million in lower stock compensation expense and $0.3 million benefit from employee retention tax credits. This decrease was partially offset by $0.1 million in recruiting costs to bring on a new sales leader and additional direct sales leads and an increase of $0.2 million in marketing spend as we began ramping up our sales and marketing efforts to support sales growth initiatives.

General and Administrative

General and administrative expenses include personnel costs for finance, administration, human resources, information systems, and general management, as well as facilities expenses, professional fees, legal expenses and other administrative costs. General and administrative expenses were $7.8 million for the year ended December 31, 2021, compared to $6.5 million for the same period in 2020. Excluding the costs related to the departure of our former CEO, general and administrative expenses increased by $0.2 million, primarily due to a $0.4 million increase in compensation expense offset by the benefit of $0.2 million of employee retention tax credits provided under the CARES Act.

Valuation of Contingent Earnout

In December 2020, we performed a valuation to update our estimates of the contingent earn-out to be paid to the sellers of Backbone based on specified criteria over the three years following the acquisition of the business. As a result of the performance in the first year and updated expectations regarding future performance, the balance was adjusted from $2.4 million to $1.3 million.

In June 2021, we updated the estimates and adjusted the contingent earn-out as it was becoming more likely that the earnout targets would not be met for the final two-years of the measurement period. Accordingly, we reduced our estimate by $1.3 million, reflecting the updated performance expectations.

In September 2021, the Company renegotiated the earn-out targets with the sellers and updated our estimates of the contingent earn-out, resulting in an increase to the estimated contingent earn-out of $1.1 million. In December 2021, the Company updated its valuation based on performance during the fourth quarter of 2021 and updated projections for 2022 which resulted in an additional increase of the previous estimate of $0.5 million.

The changes in the contingent earnout are included in results of operations in the accompanying consolidated statement of operations.

Depreciation

Depreciation remained consistent at $0.2 million for the year ended December 31, 2021 and 2020, respectively.

Amortization

Amortization expense decreased slightly to $1.4 million for the year ended December 31, 2021, compared to $1.7 million for same period in 2020. Amortization expense decreased over the comparable periods as a portion of the intangible assets are now fully amortized.

Impairment of Goodwill and Definite-Live Intangible Assets and Revision of Useful Life

When the Company performed its annual impairment testing as of December 31, 2021, we concluded that there was no impairment

At the end of 2020, we identified circumstances in our business and in the marketplace, including the impact of COVID-19 on revenue growth and market valuation, that indicated that our goodwill and long-lived assets could be impaired. The Company engaged a valuation expert to assist management in updating its analysis of the fair value of the intangible assets and goodwill. As a result of this analysis the Company recorded an impairment loss to goodwill and intangible assets of $16.4 million, which was charged to operating expenses in the prior period.

Finance Cost for Equity Commitment

In April 2020 we issued a warrant to an investor in return for an obligation by the investor to purchase our common stock at a stated price as described in Note 12 to the consolidated financial statements. The fair value of this warrant of $390,000 was recorded as an expense at the time of issuance.

Net Interest Expense

Net interest expense for the year ended December 31, 2021 and 2020 were $0.1 million and $.01 million, respectively.

Other Income and Expense

The Company received notice in August 2021 from the Small Business Administration (“SBA”) that the full principal balance and related interest on the Paycheck Protection Program (“PPP”) Loan was forgiven and the Company recognized income of $2.8 million.

Income Tax Benefit

Income tax benefit was $1.1 million for the year ended December 31, 2021, as compared to $5.0 million in 2020. The decrease is due to smaller losses this year. Income tax benefit is based on estimated annual income tax rates that we anticipate for the tax years.

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before January 01, 2021. In addition, the CARES Act allows NOLs incurred in taxable years beginning after December 31, 2017, and before January 1, 2021, to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. Pursuant to this, in 2021 we applied for a refund of federal income taxes totaling approximately $1.4 million. This amount is included in income tax receivable as of December 31, 2021.

Liquidity and Capital Resources

As of December 31, 2021, our cash balance was $3.6 million, current assets minus current liabilities was positive $4.5 million and we have no long-term liabilities. The level of additional cash needed to fund operations and our ability to conduct business for the next twelve months will be influenced primarily by the following factors:

•	The pace at which we choose to invest resources in growing our business, both organically and through acquisition or other transactions;

•	Our ability to manage our operating expenses and maintain gross margins while attracting, recruiting and retaining cybersecurity privacy professionals;

•	demand for our services from healthcare providers; the near-term impact of the COVID-19 pandemic on our customers’ allocation of time and resources to security and privacy, and their ability to pay for existing services as well as enter into new contractual arrangements during a period of crisis; and

•	general economic conditions and changes in healthcare reimbursement and regulatory environment, including effects of the COVID-19 pandemic.

We have historically funded our operating costs, acquisition activities, working capital requirements and capital expenditures with cash from operations, proceeds from the issuances of our common stock and other financing arrangements. As of the date of this Annual Report on Form 10-K, we are generating negative cash from operations and our overall revenue and business levels have been impacted by the COVID-19 pandemic over the past eighteen months. Our customer base is heavily concentrated in the healthcare provider space. The healthcare industry has experienced financial and operational disruption due to the pandemic. Sales cycles are longer, cybersecurity projects have been delayed and budgets have been constrained as healthcare providers focus on patient care and navigating the pandemic. If the pandemic continues or there are resurgences in 2022 that impact our customers’ operations and resources available for cybersecurity and privacy projects, our cash flows, financial position and operating results for fiscal year 2022 and beyond could be negatively impacted.

During 2020 and 2021, we took actions to reduce expenses, conserve cash, and raise additional capital. During 2021, we raised $1.4 million in additional capital through an “at-the-market” or ATM offering. In addition, we received a $2.8 million PPP Loan (as described in Note 9 to the consolidated financial statements below) which was fully forgiven in August 2021. We also received approximately $0.7 million per quarter in employee retention tax credits in the first three quarters of 2021. With the proceeds from the PPP Loan and the employee retention tax credits, we were able to minimize staff reductions in the areas of Sales and Delivery, our primary customer facing roles, to lessen the impact to our customers during this time of heightened security risks for the healthcare industry. If necessary, we could further reduce personnel and other variable and semi-variable costs to conserve cash and operate as a going concern. However, those actions if required, could negatively impact our ability to grow the business as well as the overall long-term outlook of the business.

We believe that our existing sources of liquidity, including cash and cash equivalents, expected tax refunds, the ability to raise equity under our effective Registration Statement on Form S-3 as well as our ability to manage the business to decrease expenses if necessary, will be sufficient to meet our projected capital needs for at least the next twelve months. As we execute our plans over the next twelve months, we intend to carefully monitor the impact of growth initiatives on our operating expenses, working capital needs and cash balances relative to the availability of cost-effective debt and equity financing. In the event that capital is not available, we may then have to scale back operations, reduce expenses, and/or curtail future plans to manage our liquidity and capital resources. However, we cannot provide assurance that we will be able to raise additional capital. The COVID-19 pandemic also continues to create uncertainty and volatility in the financial markets which may impact our operations and our ability to access capital and/or the terms under which we can do so.

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

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist primarily of purchase and other commitments arising in the normal course of business, as further discussed below under the section “Contractual Obligations, Contingent Liabilities and Commitments.” As of December 31, 2021, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Application of Critical Accounting Policies and Critical Accounting Estimates

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

We consider the following accounting policies to be those most important to the portrayal of our financial condition and those that require the most subjective judgment:

Revenue Recognition and Deferred Revenue

We operate under a consolidated strategy and management structure, deriving revenue from the following sources:

•	Managed services
•	Consulting and professional services

Revenue is recognized pursuant to Accounting Standard Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers”. Accordingly, revenue is recognized at an amount that reflects the consideration to which we expect to be entitled in exchange for transferring goods or services to a customer. This principle is applied using the following 5-step process:

1.	Identify the contract with the customer - A contract with a customer exists when (i) we enter into an enforceable contract with a customer that defines each party’s rights regarding the services to be transferred and identifies the payment terms related to these services, (ii) the contract has commercial substance and the parties are committed to perform, and (iii) we determine that collection of substantially all consideration to which it will be entitled in exchange for services that will be transferred is probable based on the customer’s intent and ability to pay the promised consideration.

2.	Identify the performance obligations in the contract - Performance obligations promised in a contract are identified based on the services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available from third parties or from us, and are distinct in the context of the contract, whereby the transfer of the services is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised services, we apply judgment to determine whether promised services are capable of being distinct and distinct in the context of the contract. If these criteria are not met the promised services are accounted for as a combined performance obligation.

3.	Determine the transaction price - The transaction price is determined based on the consideration to which we will be entitled in exchange for transferring services to the customer.

4.	Allocate the transaction price to the performance obligations in the contract - If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price (“SSP”) basis. Determination of SSP requires judgment. We determine standalone selling price taking into account available information such as historical selling prices of the performance obligation, overall strategic pricing objective, market conditions and internally approved pricing guidelines related to the performance obligations.

5.	Recognize revenue when (or as) each performance obligation is satisfied - We satisfy performance obligations over time. Revenue is recognized over the time the related performance obligation is satisfied by transferring a promised service to a customer.

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

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. Please see our audited consolidated financial statements and notes thereto which begin on page F-1 of this Annual Report on Form 10-K, which contain accounting policies and other disclosures required by GAAP and please refer to the disclosures in Note 1 of our consolidated financial statements for a summary of our significant accounting policies.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

CynergisTek, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CynergisTek, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (CONTINUED)

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

Our assessment of management’s evaluation of the appropriate methodology in recognizing revenue is significant due to the related audit effort required and significant auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to the Company’s revenue recognition for these long-term customer contracts included the following:

•	We evaluated management’s application of the terms of the customer contracts for compliance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers.
•	We evaluated the reasonableness of management’s assumption that customers receive the benefits over the total contract period.
•	We tested the mathematical accuracy of management’s calculations and the associated timing of revenue recognized in the consolidated financial statements.
•	We selected a sample of revenue transactions and obtained the related customer contracts and performed the following procedures:
o	Read the customer contract and other related documents to understand the nature and timing of the services to be delivered.
o	Tested management’s identification and proper accounting of the contract terms in accordance with the relevant accounting literature.

Amortizable Intangible Assets and Goodwill Impairment Assessment

Critical Audit Matter Description

Management is required to assess potential impairment as follows: (1) definite-lived intangible assets when indicators of impairment exist, and (2) goodwill at least annually (on December 31) or when indicators of impairment exist. As of December 31, 2021, goodwill and net intangible assets were approximately $13.1 million, or about 45% of the Company’s total assets. To the extent management identifies impaired intangible assets or goodwill, the Company will record impairment losses.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (CONTINUED)

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

For goodwill, management’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value.  The determination of the fair value uses an undiscounted cash flow methodology. The undiscounted cash flow methodology requires management to make significant estimates and assumptions related to forecasts of future events for revenues, expenses, operating profit and capital expenditures. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both.

Given the significant estimates and assumptions involved in assessing the potential impairment on the Company’s existing definite-lived intangible assets and goodwill, the related audit efforts required a significant auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s forecasts of revenues, expenses, operating profit and capital expenditures included the following, among others:

•	We evaluated management’s ability to accurately forecast revenue, expenses and operating profit by comparing actual results to management’s historical forecasts.
•	We evaluated management’s forecasts by comparing the forecasts to other relevant information such as (1) internal communications to management and the Board of Directors, (2) industry information, and (3) relevant customer communications.
•	We evaluated the factors management considered in its qualitative assessment to determine definite-lived intangible assets and goodwill were not impaired, including the evaluation of economic, industry and market conditions, cost factors, and other entity-specific events, events affecting the reporting unit, and trends in the Company’s share price.

/s/ HASKELL & WHITE LLP

We have served as the Company’s auditor since 2005.

Irvine, California

March 28, 2022

CYNERGISTEK, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$3,575,682	$5,613,654
Accounts receivable, net of allowance for doubtful accounts	2,007,136	2,063,136
Unbilled services	542,952	566,713
Prepaid and other current assets	1,840,178	2,032,420
Income taxes receivable	1,484,851	1,680,866
Total current assets	9,450,799	11,956,789

Property and equipment, net	243,791	541,525
Deposits	34,310	64,586
Deferred income taxes	6,060,129	4,959,125
Intangible assets, net	4,701,491	6,063,617
Goodwill	8,394,483	8,394,483
Total assets	$28,885,003	$31,980,125
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,453,454	$1,326,919
Accrued compensation and benefits	1,189,472	814,830
Deferred revenue	1,663,719	1,265,864
Current portion of earnout liability	432,000	-
Current portion of promissory note to related party	140,625	562,500
Current portion of operating lease liability	45,233	252,398
Total current liabilities	4,924,503	4,222,511

Long-term liabilities:
Earnout liability, less current portion	-	1,300,000
Promissory note to related party, less current portion	-	140,625
Paycheck Protection Program loan	-	2,825,500
Operating lease liability, less current portion	-	40,031
Total long-term liabilities	-	4,306,156
Commitments and contingencies
Stockholders’ equity:
Common stock, par value at $0.001, 33,333,333 shares authorized, 13,248,024 shares issued and outstanding at December 31, 2021 and 12,024,967 shares issued and outstanding at December 31, 2020	13,248	12,024
Additional paid-in capital	41,318,917	38,564,520
Accumulated deficit	(17,371,665)	(15,125,086)
Total stockholders’ equity	23,960,500	23,451,458
Total liabilities and stockholders’ equity	$28,885,003	$31,980,125

The accompanying notes are an integral part of these consolidated financial statements.

CYNERGISTEK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2021	2020
Net revenues	$16,301,905	$18,872,235
Cost of revenues	8,807,429	12,624,389
Gross profit	7,494,476	6,247,846

Operating expenses:
Sales and marketing expenses	4,866,881	5,567,360
General and administrative expenses	7,796,136	6,512,607
Change in valuation of contingent earnout	(606,923)	(1,100,000)
Depreciation	194,081	189,638
Amortization of acquisition-related intangibles	1,362,126	1,664,765
Impairment of intangible assets and goodwill	-	16,446,500
Finance cost for equity commitment	-	390,000
Total operating expenses	13,612,301	29,670,870
Loss from operations	(6,117,825)	(23,423,024)

Other income (expense):
Gain on forgiveness of PPP loan and other income and expense	2,825,500	11
Interest income	-	9,990
Interest expense	(34,259)	(100,714)
Total other income (expense)	2,791,241	(90,713)

Loss before income tax benefit	(3,326,584)	(23,513,737)
Income tax benefit	1,080,005	5,045,249
Net loss	$(2,246,579)	$(18,468,488)

Net loss per share
Basic	$(0.18)	$(1.75)
Diluted	$(0.18)	$(1.75)

Number of weighted average shares outstanding:
Basic	12,362,078	10,573,123
Diluted	12,362,078	10,573,123

The accompanying notes are an integral part of these consolidated financial statements.

CYNERGISTEK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2021 AND 2020

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2020	10,359,164	$10,359	$34,821,863	$3,343,402	$38,175,624
Net common stock sold	1,314,723	1,314	1,842,077	-	1,843,391
Stock compensation expense	-	-	1,510,931	-	1,510,931
Restricted stock units exercised	351,080	351	(351)	-	-
Finance cost for equity commitment	-	-	390,000	-	390,000
Net loss	-	-	-	(18,468,488)	(18,468,488)
Balance at December 31, 2020	12,024,967	12,024	38,564,520	(15,125,086)	23,451,458
Net common stock sold	762,299	763	1,351,064	-	1,351,827
Stock compensation expense	-	-	1,403,794	-	1,403,794
Restricted stock units exercised	460,758	461	(461)	-	-
Net loss	-	-	-	(2,246,579)	(2,246,579)
Balance at December 31, 2021	13,248,024	$13,248	$41,318,917	$(17,371,665)	$23,960,500

The accompanying notes are an integral part of these consolidated financial statements.

CYNERGISTEK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020
Cash flows used for operating activities:
Net loss	$(2,246,579)	$(18,468,488)
Adjustments to reconcile net (loss) income to net cash used for operating activities:
Depreciation	194,081	189,638
Amortization of intangible assets	1,362,126	1,664,765
Impairment of intangible assets and goodwill	-	16,446,500
Bad debt recoveries	-	(90,921)
Stock compensation for equity awards granted to employees and directors	1,403,794	1,510,931
Finance cost for equity commitment	-	390,000
Change in valuation of contingent earnout	(868,000)	(1,100,000)
Change in net deferred tax assets	(1,101,004)	(3,141,457)
Paycheck Protection Program loan forgiveness	(2,825,500)	-
Other	(17,911)	(30,010)
Changes in operating assets and liabilities:
Accounts receivable	56,000	1,238,511
Unbilled services	23,761	(27,178)
Prepaid and other current assets	192,242	(826,651)
Income taxes receivable	196,015	(1,680,866)
Deposits	30,276	7,900
Accounts payable and accrued expenses	126,535	688,055
Accrued compensation and benefits	374,642	(251,940)
Deferred revenue	397,855	(171,995)
Income taxes payable	-	(31,976)
Net cash used for operating activities	(2,701,667)	(3,685,182)
Cash flows from investing activities:
Purchases of property and equipment	(125,632)	(136,281)
Net cash used for investing activities	(125,632)	(136,281)
Cash flows from financing activities:
Proceeds from Paycheck Protection Program loan	-	2,825,500
Payments on promissory notes to related party	(562,500)	(562,500)
Net proceeds from sale of common stock	1,351,827	1,843,391
Net cash provided by financing activities	789,327	4,106,391
Net change in cash and cash equivalents	(2,037,972)	284,928
Cash and cash equivalents, beginning of year	5,613,654	5,328,726
Cash and cash equivalents, end of year	$3,575,682	$5,613,654
Supplemental disclosure of cash flow information:
Interest paid	$35,507	$84,606
Income tax refund	$(175,265)	$209,834

Non-cash investing and financing activities:
Capitalized right-to-use asset resulting from an extension of an operating lease commitment	$28,992	$185,454
Capitalized operating lease liability resulting from an extension of an operating lease commitment	$28,992	$185,454

The accompanying notes are an integral part of these consolidated financial statements.

CYNERGISTEK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

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

Liquidity and Capital Resources

As of December 31, 2021, our cash balance was $3.6 million, current assets minus current liabilities was positive $4.5 million and we have no long-term liabilities. The level of additional cash needed to fund operations and our ability to conduct business for the next twelve months will be influenced primarily by the following factors:

•	The pace at which we choose to invest resources in growing our business, both organically and thorough acquisition or other transactions;

•	Our ability to manage our operating expenses and maintain gross margins while attracting, recruiting and retaining cybersecurity privacy professionals;

•	demand for our services from healthcare providers; the near-term impact of the COVID-19 pandemic on our customers’ allocation of time and resources to security and privacy, and their ability to pay for existing services as well as enter into new contractual arrangements during a period of crisis; and

•	general economic conditions and changes in healthcare reimbursement and regulatory environment, including effects of the COVID-19 pandemic.

During 2020 and 2021, we took actions to reduce expense, conserve cash, and raise additional capital. During 2022, we raised $1.4 million in additional capital through an “at-the-market” or ATM offering. In addition, we received a $2.8 million PPP Loan (as described in Note 9 to the consolidated financial statements below) which was fully forgiven in August 2021. We also received approximately $0.7 million per quarter in employee retention tax credits in the first three quarters of 2021.  With the proceeds from the PPP Loan and the employee retention tax credits, we were able to minimize staff reductions in the areas of Sales and Delivery, our primary customer facing roles, to lessen the impact to our customers during this time of heightened security risks for the healthcare industry. If necessary, we could further reduce personnel and other variable and semi-variable costs to conserve cash and operate as a going concern. However, those actions if required, could negatively impact our ability to grow the business as well as the overall long-term outlook of the business.

We believe that our existing sources of liquidity, including cash and cash equivalents, expected tax refunds, the ability to raise equity under our effective Registration Statement on Form S-3 as well as our ability to manage the business to decrease expenses if necessary, will be sufficient to meet our projected capital needs for at least the next twelve months. As we execute our plans over the next twelve months, we intend to carefully monitor the impact of growth initiatives on our operating expenses, working capital needs and cash balances relative to the availability of cost-effective debt and equity financing. In the event that capital is not available, we may then have to scale back operations, reduce expenses, and/or curtail future plans to manage our liquidity and capital resources. However, we cannot provide assurance that we will be able to raise additional capital. The COVID-19 pandemic also continues to create uncertainty and volatility in the financial markets which may impact our operations and our ability to access capital and/or the terms under which we can do so.

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

Revenue Recognition and Deferred Revenue

Revenue is recognized pursuant to ASC Topic 606, “Revenue from Contracts with Customers”. Accordingly, revenue is recognized at an amount that reflects the consideration to which we expect to be entitled in exchange for transferring goods or services to a customer. This principle is applied using the following 5-step process:

1. Identify the contract with the customer - A contract with a customer exists when (i) we enter into an enforceable contract with a customer that defines each party’s rights regarding the services to be transferred and identifies the payment terms related to these services, (ii) the contract has commercial substance and the parties are committed to perform, and (iii) we determine that collection of substantially all consideration to which it will be entitled in exchange for services that will be transferred is probable based on the customer’s intent and ability to pay the promised consideration.

2. Identify the performance obligations in the contract - Performance obligations promised in a contract are identified based on the services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available from third parties or from us, and are distinct in the context of the contract, whereby the transfer of the services is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised services, we apply judgment to determine whether promised services are capable of being distinct and distinct in the context of the contract. If these criteria are not met the promised services are accounted for as a combined performance obligation.

3. Determine the transaction price - The transaction price is determined based on the consideration to which we will be entitled in exchange for transferring services to the customer.

4. Allocate the transaction price to the performance obligations in the contract - If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price (“SSP”) basis. Determination of SSP requires judgment. We determine standalone selling price taking into account available information such as historical selling prices of the performance obligation, overall strategic pricing objective, market conditions and internally approved pricing guidelines related to the performance obligations.

5. Recognize revenue when (or as) each performance obligation is satisfied - We satisfy performance obligations over time. Revenue is recognized over the time the related performance obligation is satisfied by transferring a promised service to a customer.

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

Goodwill and Indefinite-Lived Intangible Assets

The Company evaluates its intangible assets for impairment when events or circumstances indicate the carrying amount of these assets may not be recoverable. Intangible assets with definite lives are amortized over their estimated useful lives to their estimated residual values. Significant judgments and assumptions are required in the impairment evaluations.

Goodwill is not amortized and is tested for impairment at least annually, or whenever events or changes in circumstance indicate the carrying amount of the asset may be impaired. The annual impairment test is performed as of December 31 each year. Significant judgment is involved in determining if an indicator of impairment has occurred. The Company may consider indicators such as deterioration in general economic conditions, adverse changes in the markets in which the reporting unit operates, increases in input costs that have negative effects on earnings and cash flows, or a trend of negative or declining cash flows over multiple periods, among others. The fair value that could be realized in an actual transaction may differ from that used to evaluate the impairment of goodwill.

Management may first review for goodwill impairment by assessing the qualitative factors to determine whether any impairment may exist. For a reporting unit in which the Company concludes, based on the qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount (or if the Company elects to skip the optional qualitative assessment), the Company is required to perform a quantitative impairment test, which includes measuring the fair value of the reporting unit and comparing it to the reporting unit’s carrying amount. If the fair value of a reporting unit exceeds its carrying value, the goodwill of the reporting unit is not impaired. If the carrying value of a reporting unit exceeds its fair value, the Company must record an impairment loss for the amount that the carrying value of the reporting unit, including goodwill, exceeds the fair value of the reporting unit.

Management completed its annual assessment for goodwill impairment and determined that goodwill was not impaired as of December 31, 2021 and 2020.

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

For the years ended December 31, 2021 and 2020, stock-based compensation and other equity instrument related expenses recognized in the consolidated statements of operations is as follows:

	Year Ended December 31,
	2021	2020
Cost of revenues	$7,185	$362,037
Sales and marketing	(66,196)	176,247
General and administrative expenses	1,462,805	972,647
Finance cost for equity commitment	-	390,000
Total stock-based compensation expense	$1,403,794	$1,900,931

The weighted average estimated fair value of stock options granted during 2021 and 2020 was $0.93 and $0.60 per share, respectively. Estimated fair values were determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the expected life of the option. The assumptions used in the Black-Scholes model were as follows for stock options granted:

	2021	2020
Risk-free interest rate	0.22%-0.79%	0.05%-1.6%
Expected volatility of our Common Stock	71.44%-75.94%	61.03%-62.36%
Dividend yield	0%	0%
Expected life of options	3 years	3 years

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

Basic and Diluted Net Income (Loss) Per Share

In accordance with ASC Topic 260, “Earnings Per Share,” basic net income per share is calculated using the weighted average number of shares ofCommon Stock issued and outstanding during a certain period and is calculated by dividing net income by the weighted average number of shares of Common Stock issued and outstanding during such period. Diluted net income per share is calculated using the weighted average number of common and potentially dilutive common shares outstanding during the period, using the as-if converted method for secured convertible notes, and the treasury stock method for options and warrants.

As of December 31, 2021, potentially dilutive securities consisted of options and warrants to purchase 1,562,787 shares of our Common Stock at prices ranging from $1.08 to $4.05 per share. Of these potentially dilutive securities, none of the shares of Common Stock underlying the options and warrants were included in the computation of diluted earnings per share, because the effect of including the remaining instruments would be anti-dilutive. Also excluded from potentially dilutive securities are 129,000 shares of restricted stock units which have vested but had not been issued by year end.

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

The following table sets forth the computation of basic and diluted net (loss) income per share:

	Year Ended December 31,
	2021	2020
Numerator:
Net loss	$(2,246,579)	$(18,468,488)

Denominator:
Denominator for basic calculation weighted averages	12,362,078	10,573,123

Dilutive Common Stock equivalents:
Options and warrants	-	-
Restricted stock units vested but not issued	-	-
Denominator for diluted calculation weighted average	12,362,078	10,573,123

Net loss
Basic net loss per share	$(0.18)	$(1.75)
Diluted net loss per share	$(0.18)	$(1.75)

Segment Reporting

Based on an analysis of how our Chief Operating Decision Makers review, manage and allocate resources, as well as how our management team is organized and compensated, we have determined that the Company operates in one segment. For the years ended December 31, 2021 and 2020, all revenues were derived from domestic operations.

Recently Issued Accounting Pronouncements Adopted

None.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued an amendment to the guidance on the measurement of credit losses on financial instruments. The amendment updates the guidance for measuring and recording credit losses on financial assets measured and amortized cost by replacing the “incurred loss” model with an “expected loss” model. Accordingly, these financial assets will be presented at the net amount expected to be collected. The amendment also requires that credit losses related to available-for-sale debt securities be recorded as an allowance through net income rather than reducing the carrying amount under the current, other-than-temporary-impairment model. The guidance is effective for smaller reporting companies for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted for annual periods after December 15, 2018. Management does not expect the impact from this guidance will have a material impact on our consolidated financial statements.

(2)	Revenues

Below is a summary of our revenues disaggregated by revenue source.

	Year Ended December 31,
	2021	2020
Managed services	$9,163,535	$11,467,977
Consulting & professional services	7,138,370	7,404,248
Net revenues	$16,301,905	$18,872,225

(3)	Accounts Receivable

A summary of accounts receivable follows:

	As of December 31,
	2021	2020
Trade receivables	$2,007,136	$2,083,761
Allowance for doubtful accounts	-	20,625
Total accounts receivable, net	$2,007,136	$2,063,136

(4)	Deferred Commissions

Our incremental costs of obtaining a contract, which consist of sales commissions on multi-year contracts, are deferred and amortized over the period of contract performance. Deferred commissions are included in prepaid and other current assets in our consolidated balance sheets. As of December 31, 2021, we had $760,000 related to unamortized deferred commissions and recorded $706,000 of commissions expense for the year ended December 31, 2021. As of December 31, 2020, we had $730,000 related to unamortized deferred commissions and recorded $631,000 of commissions expense for the year ended December 31, 2020.

(5)	Property and Equipment

A summary of property and equipment follows:

	As of December 31,
	2021	2020
Furniture and fixtures	$235,245	$235,245
Computers and office equipment	903,856	792,181
Right of use assets	214,446	1,843,818
Property and equipment at cost	1,353,547	2,871,244
Less accumulated depreciation and amortization	(1,109,756)	(2,329,719)
	$243,791	$541,525

Depreciation expense for property and equipment amounted to approximately $194,000 and $190,000 for the years ended December 31, 2021 and 2020, respectively.

(6)	Intangible Assets and Goodwill

Intangible assets are amortized over expected useful lives ranging from 1.5 to 10 years and consist of the following as of December 31, 2021 and 2020:

	December 31, 2021			December 31, 2020
	Carrying Amount	Accumulated Amortization and Impairment	Net Book Value	Carrying Amount	Accumulated Amortization and Impairment	Net Book Value

Acquired technology	$10,100,000	$(5,814,486)	$4,285,514	$10,100,000	$(4,934,720)	$5,165,280
Customer relationships	4,650,000	(4,517,353)	132,647	4,650,000	(4,445,000)	205,000
Trademarks	2,300,000	(2,016,670)	283,330	2,300,000	(1,606,663)	693,337
Total	$17,050,000	$(12,348,509)	$4,701,491	$17,050,000	$(10,986,383)	$6,063,617

When the Company performed its annual impairment testing as of December 31, 2021, we concluded that there was no impairment.

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

The amortization of intangible assets expected in future years is as follows:

December 31,	Amortization
2022	$1,052,122
2023	1,040,063
2024	963,102
2025	831,192
2026	815,012
Total	$4,701,491

Goodwill consists of the following as of December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
	Gross Carrying Amount	Accumulated Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment	Net Carrying Amount
Delphiis, Inc.	$956,639	$(837,126)	$119,513	$956,639	$(837,126)	$119,513
Redspin	1,192,000	(719,387)	472,613	1,192,000	(719,387)	472,613
CTEK Security, Inc	16,416,063	(14,789,000)	1,627,063	16,416,063	(14,789,000)	1,627,063
Backbone	6,975,294	(800,000)	6,175,294	6,975,294	(800,000)	6,175,294
Total goodwill	$25,539,996	$(17,145,513)	$8,394,483	$25,539,996	$(17,145,513)	$8,394,483

When the Company performed its annual impairment testing as of December 31, 2021, we concluded that there was no goodwill impairment.

At the end of 2020, we identified events and circumstances related to future revenue projections, a shortfall in the actual overall financial performance of CynergisTek and Backbone as compared to plan, and a recurring need for working capital that indicated we should review our goodwill for impairment. The Company engaged a valuation expert to assist management in updating its analysis of the fair value of goodwill. As a result of this analysis the Company recorded an impairment loss to the goodwill of $15.6 million in 2020.

(7)	Deferred Revenue

We record deferred revenues when amounts are billed to customers, or cash is received from customers, in advance of our performance. Approximately $0.8 million and $1.1 million of managed services revenues were recognized during the years ended December 31, 2021, and 2020, respectively, that was included in deferred revenue at the beginning of the respective periods. Approximately $0.3 million and $0.2 million of consulting and professional services revenues were recognized during the years ended December 31, 2021, and 2020, respectively, that was included in deferred revenue at the beginning of the respective periods.

(8)	Remaining Performance Obligations

We had remaining performance obligations of approximately $20.0 million as of December 31, 2021. Our remaining performance obligations represent the amount of transaction price for which work has not been performed and revenue has not been recognized. When applying ASC Topic 606, with only the non-cancelable portion of these contracts included in our performance obligations we had approximately $17.7 million as of December 31, 2021. We expect to recognize revenue on approximately 89% of the December 31, 2021, remaining non-cancelable portion of these performance obligations over the next 24 months, with the balance thereafter.

(9)	Paycheck Protection Program Loan

On April 20, 2020, we received $2.8 million in loan funding from the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”), established pursuant to the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The unsecured loan (the “PPP Loan”) was evidenced by a promissory note issued by the Company (the “Note”) in favor of BMO Harris Bank N.A.

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

The Company recognized interest charges associated with the PPP Loan of approximately $17,000 and $20,000, respectively, for the years ended December 31, 2021 and 2020. The Company recognized interest charges of approximately $7,000 and $13,000, respectively, for the years ended December 31, 2021 and 2020. The Company received notice in August 2021 from the SBA that the full principal balance and related interest were forgiven and the Company recognized “Other income” of $2.8 million in the accompanying consolidated statement of operations for the year ended December 31, 2021.

(10)	Promissory Note

In connection with the acquisition of CTEK Security, Inc. (formerly CynergisTek, Inc.), we issued a promissory note totaling $4.5 million to Michael McMillan (the “Seller Note”). In March 2018, the Company repaid $2.3 million plus accrued interest on the Seller Note and agreed to amend and restate the Seller Note in the remaining principal amount of $2.3 million. The Seller Note bears interest at a rate of 8% per annum, provides for quarterly payments of principal and interest and matures on March 31, 2022. As of December 31, 2021, and December 31, 2020, the outstanding principal balance due under the Seller Note was $0.1 million and $0.7 million, respectively. Interest charges associated with the Seller Note totaled $36,000 and $0.1 million, respectively for the years ended December 31, 2021 and 2020.

(11)	Common Stock

On November 12, 2020, we entered into an Equity Distribution Agreement with Craig-Hallum Capital Group LLC (“Agent”) under which the Company could offer and sell, from time to time at its sole discretion, shares of its common stock to or through the Agent as its sales agent, having an aggregate offering price of up to $5.0 million.

Pursuant to the Equity Distribution Agreement, sales of our common stock, could be made under the Company’s effective Registration Statement on Form S-3 (File No. 333-249615), filed with the Securities and Exchange Commission on October 22, 2020, and the prospectus supplement relating to this offering, filed on November 12, 2020, by any method that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended, including block transactions. The Agent agreed to use commercially reasonable efforts to sell the common stock from time to time, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company would pay the Agent a commission of three percent (3.0%) of the gross sales price per share of our common stock sold through the Agent under the Agreement, and also provided the Agent with customary indemnification rights. The Company would also reimburse the Agent for its reasonable out-of-pocket accountable fees and disbursements in an amount not to exceed $50,000 through the fourth business day following execution of the Agreement, and in an amount not to exceed $5,000 for each quarterly period thereafter. The Company canceled the agreement in November 2021.

During September 2021, the Company received gross proceeds under the Agreement of $1.5 million from the issuance of 762,000 shares of our common stock and paid an aggregate of $0.1 million in commissions and other offering-related expenses, yielding net proceeds of $1.4 million.

During November and December 2020, the Company received gross proceeds under the Agreement of $2.0 million from the issuance of 1,315,000 shares of our common stock and paid an aggregate of $61,000 to the Agent in commissions and $0.1 million in other offering-related expenses, yielding net proceeds of $1.8 million.

(12)	Warrants

 On April 3, 2020, we entered into a Securities Purchase Agreement (“Securities Purchase Agreement”) with Horton Capital Management, LLC (“Horton”) which provided that Horton was committed to purchase up to an aggregate of $2.5 million of shares of the Company’s common stock over the term of the agreement, at the election of the Company, which terminated on March 31, 2021. Additionally, if and when the Company sold shares to Horton under the Securities Purchase Agreement, the Company agreed to grant to Horton a warrant, with the same number of shares of common stock purchased by Horton in the particular funding, with an exercise price equal to 125% of the purchase price of the shares of common stock sold in such funding, with a 10-year term. No purchases were made under the Securities Purchase Agreement.

Upon signing the Securities Purchase Agreement, the Company issued Horton a warrant (the “Horton Warrant”) to purchase up to 500,000 shares of common stock in consideration of Horton’s obligation to purchase the shares, at an exercise price of $2.50 per share, subject to certain anti-dilution adjustments as set forth in the warrant. The fair value of this warrant of $0.4 million was determined at the issuance date using the Black-Scholes option-pricing model and was expensed during the second quarter of 2020.

During 2020 and 2021, the Company issued common stock under the Equity Distribution Agreement that resulted in required anti-dilution adjustments. These adjustments increased the number of shares under the Horton Warrant to 524,170 and reduced the exercise price to $2.38. The resulting difference in fair value of the Horton Warrant was $14,000, determined using the Black-Scholes option-pricing model and recorded as a deemed dividend in our consolidated statements of stockholders’ equity. As the Company has an accumulated deficit, the deemed dividends were recorded within additional paid-in capital.

The detailed terms and conditions of the Securities Purchase Agreement and the Horton Warrant can be found in the documents, which were included as Exhibits 10.1 and 10.3, respectively, to our Current Report on Form 8-K, filed with the SEC on April 7, 2020. Below is a summary of warrant activity during the years ended December 31, 2021 and 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2020	77,779	$3.03
Granted in 2020	500,000	$2.50
Exercised in 2020	-	$-
Cancelled in 2020	-	$-
Outstanding at December 31, 2020	577,779	$2.57	8.29	$-
Granted in 2021	24,170	$2.38
Exercised in 2021	-	$-
Cancelled in 2021	-	$-
Outstanding at December 31, 2021	601,949	$2.39	7.29	$-

Warrants exercisable at December 31, 2021	601,949	$2.39	7.29	$-

(13)	Stock Options and Stock Incentive Plans

On June 15, 2020, our stockholders approved the 2020 Equity Incentive Plan (“2020 Plan”) that included shares from our predecessor stock incentive plan. The 2020 Plan increased the total number of shares available for issuance by 1,000,000 to 3,745,621 shares of our common stock and it provides for the granting of stock options, stock appreciation rights and restricted stock to our employees, members of the Board and service providers. As of December 31, 2021, there were 208,000 shares available for issuance under the 2020 Plan.

Additional information with respect to the stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2020	723,215	$4.27
Granted in 2020	480,000	$1.46
Exercised in 2020	-	$-
Cancelled in 2020	(162,376)	$2.39
Outstanding at December 31, 2020	1,040,839	$3.27	9.66	$46,750
Granted in 2021	498,000	$1.95
Exercised in 2021	-	$-
Cancelled in 2021	(578,001)	$4.47
Outstanding at December 31, 2021	960,838	$1.87	8.51	$-

Options exercisable at December 31, 2021	235,838	$2.11	6.01	$-

The following table summarizes information about stock options outstanding and exercisable at December 31, 2021:

Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining in Contractual Life in Years	Outstanding Options Weighted Average Exercise Price	Number of Options Exercisable	Exercisable Options Weighted Average Exercise Price
$0.90 to $2.27	755,000	9.23	$1.60	130,000	$1.45
$2.28 to $2.72	33,335	2.19	$2.44	33,335	$2.44
$2.73 to $4.05	172,503	6.57	$2.92	72,503	$3.15
$2.28 to $4.05	960,838	8.51	$1.87	235,838	$2.11

Unamortized compensation expense associated with unvested options is $511,000 as of December 31, 2021. The weighted average period over which these costs are expected to be recognized is approximately three years.

(14)	Restricted Stock Units

The fair value of restricted stock awards is estimated by the market price of the Company’s Common Stock at the date of grant. Restricted stock activity during the years ended December 31, 2021 and 2020, are as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value per Share	Weighted Average Vesting Period in Years
Non-vested at January 1, 2020	1,068,200	$3.42
Granted in 2020	55,000	2.38
Vested in 2020	(514,500)	1.75
Cancelled and forfeited in 2020	(53,350)	3.28
Non-vested at December 31, 2020	555,350	$3.38
Granted in 2021	510,000	$2.11
Vested in 2021	(516,500)	3.22
Cancelled and forfeited in 2021	(138,850)	1.82
Non-vested at December 31, 2021	492,500	$2.34	0.98

As of December 31, 2021 and 2020, there were 129,000 and 168,000 restricted stock units vested but not yet issued, respectively. During the years ended December 31, 2021 and 2020, we issued a total of 510,000 and 55,000 shares, respectively, of restricted stock units to key employees and members of the Board of Directors. The shares cliff vest after three years of continuous employment or one continuous year of service for the Board. The cost recognized for these restricted stock units totaled $0.8 million and $1.2 million for the years ended December 31, 2021 and 2020, respectively.

(15)	Income Taxes
For the years ended December 31, 2021 and 2020, the components of income tax benefit are as follows:

	Year Ended December 31,
	2021	2020
Current provision:
Federal	$21,000	$(1,903,792)
State	-	-
	21,000	(1,903,792)
Deferred:
Federal	(810,786)	(2,129,541)
State	(290,219)	(1,011,916)
	(1,101,005)	(3,141,457)
Income tax benefit	$(1,080,005)	$(5,045,249)

Income tax benefit amounted to $1.1 million and $5.0 million for the years ended December 31, 2021, and 2020, respectively (an effective rate of 33% for 2021 and 21% for 2020). A reconciliation of the income tax benefit with amounts determined by applying the statutory U.S. federal income tax rate to loss before income taxes is as follows:

	Year Ended December 31,
	2021	2020
Computed tax at federal statutory rate of 21%	$(693,612)	$(4,937,885)
State taxes, net of federal benefit	(229,273)	(799,414)
Intangibles	(127,454)	960,871
Non-deductible items	5,672	2,934
Other	(35,338)	(271,755)
	$(1,080,005)	$(5,045,249)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2021	2020
Deferred tax assets:
Accrued salaries/vacation	$50,700	$70,200
Accrued other	-	10,200
Amortization of intangible assets	3,425,800	3,477,400
State taxes	30,300	68,400
Stock options	1,126,600	1,094,700
Net operating loss carryforwards	1,784,300	673,200
Total deferred tax assets	6,417,700	5,394,100

Deferred tax liabilities:
Depreciation	(7,900)	92,600
Other	365,471	342,375
Total deferred tax liabilities	357,571	434,975

Net deferred tax assets	$6,060,129	$4,959,125

At December 31, 2021, we estimated $16.9 million of net operating loss carryforwards that may be applied against future taxable income for state purposes, and $4.1 million of net operating loss carryforwards remaining for federal purposes.

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before January 1, 2021. In addition, the CARES Act allows NOLs incurred in taxable years beginning after December 31, 2017 and before January 1, 2021, to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. Pursuant to this, in 2021 we applied for a refund of federal income taxes totaling approximately $1.4 million. This amount is included in income tax receivable as of December 31, 2021.

The Consolidated Appropriations Act extended and expanded the availability of the CARES Act employee retention credit through June 30, 2021. Subsequently, the American Rescue Plan Act of 2021 (“ARP Act”), enacted on March 11, 2021, extended and expanded the availability of the employee retention credit through December 31, 2021. The Company has determined that the qualifications for the credit were met in the first, second and third quarters of 2021. The Company received a refund of $2.1 million of payroll taxes and recognized a corresponding reduction in compensation expenses during the twelve months ended December 31, 2021. Of the $2.1 million, $1.5 million was recorded to Cost of Revenues, $0.4 million for Sales and Marketing and $0.2 million for General and Administrative expenses.

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

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Management believes that it is more likely than not that the Company will realize the benefits of the net deferred tax assets as of December 31, 2021 and 2020.

(16)	Retirement Plan

Our professional employer organization sponsors a 401(k) plan for the benefit of our employees who are at least 21 years of age. Our management determines, at its discretion, the annual and matching contribution. For the years ended December 31, 2021 and 2020, we made matching contributions totaling $0.1 million and $0.2 million, respectively. The Company did reduce contributions starting in 2020 to reduce expenses in response to the negative impacts from the COVID-19 pandemic. We expect to increase contributions in 2022 as business improves.

(17)	Commitments

Leases

We previously leased approximately 9,600 square feet of office space in Austin, Texas. In March 2020, we amended this lease reducing the office space to 5,000 square feet and extended the lease term to May 31, 2022 and expect to renew this lease. We leased approximately 3,700 square feet of office space in Minneapolis, Minnesota. This lease terminated on January 31, 2022 and we no longer use this space since these employees are now working remote. We leased approximately 18,000 square feet of office space in Mission Viejo, California. This lease terminated in April of 2021. During the first quarter of 2019, we subleased this space to two subtenants. The terms of these subleases ended concurrently with the end of our lease obligation in April 2021.

We used a discount rate of 5.5% in determining our operating lease liabilities, which represented our incremental borrowing rate. Short-term leases with initial terms of twelve months or less are not capitalized.

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

Operating lease expense is comprised of the following:

	Year Ended December 31,
	2021	2020
Operating lease cost	$408,449	$720,672
Sublet income	(148,491)	(464,845)
Net operating lease cost	$259,957	$255,827

Maturities of lease liabilities are as follows:

Operating Leases
2022	$46,603
Total lease payments	46,603
Less imputed interest	(1,370)
Total lease liabilities	45,233
Less current portion of lease liabilities	(45,233)
Long-term lease liabilities	$-

(17)	Concentrations

Cash Concentrations

At times, cash and cash equivalent balances held in financial institutions are in excess of federally insured limits. Management performs periodic evaluations of the relative credit standing of financial institutions and limits the amount of risk by selecting financial institutions with a strong credit standing.

Major Customers

For the year ended December 31, 2021, there was one customer that generated at least 10% of our revenues. This customer represented a total of 13% of revenues. As of December 31, 2021, net accounts receivable due from this customer totaled approximately $95,000.

For the year ended December 31, 2020, there was one customer that generated at least 10% of our revenues. This customer represented a total of 11% of revenues. As of December 31, 2020, net accounts receivable due from this customer totaled approximately $74,000.

(18)	Stock Purchase Agreement - Backbone Enterprises, Inc.

On October 31, 2019, we entered into a Stock Purchase Agreement (the “Backbone Purchase Agreement”) with Backbone Enterprises Inc., a Minnesota corporation (“Backbone”), and its stockholders, (the “Stockholders”), pursuant to which we acquired 100% of the issued and outstanding shares of common stock (the “Shares”) of Backbone from the Stockholders.

Pursuant to the Backbone Purchase Agreement, the aggregate purchase price paid for the Shares consisted of (i) a cash payment of $5.5 million, less certain transaction expenses (the “Cash Consideration”), (ii) the issuance of 491,804 shares of our common stock to the Stockholders, pro rata among the Stockholders in proportion to each Stockholder’s ownership of the Shares, and (iii) an earn-out, pursuant to which the Stockholders may be entitled to an additional $4.0 million based upon the post-closing financial performance of Backbone, to be calculated based upon revenue generated by the Backbone business during the three-year earn-out period. The Cash Consideration was subject to adjustment based on closing working capital of Backbone, and $1.5 million of the Cash Consideration was placed into a third-party escrow account by us, against a portion of which we may make claims for indemnification.

As of December 31, 2020, there was no earnout paid for the first year. We performed a valuation of the contingent earn-out and marked down the fair value balance from $2.4 million to $1.3 million based on the potential of achieving a portion of the year two and three targets. This resulted in a gain from the reduction of the contingent earnout liability of $1.1 million in 2020. We performed an updated valuation of the contingent earn-out as of June 30, 2021, which resulted in a full write-off of the previous estimate of $1.3 million.

The Company renegotiated the terms of the earnout and as a result performed an updated valuation of the contingent earn-out as of September 30, 2021, which resulted in a recovery from the previous estimate of $0.3 million. As of December 31, 2021 we updated our valuation of the contingent earn-out which resulted in an additional recovery of $0.5 million. In November 2021, after the completion of year two the earnout for year two totaled $0.3 million.

(19)	Subsequent Events

The Company has evaluated subsequent events after the consolidated balance sheet date of December 31, 2021 through the date of filing. Based upon the Company’s evaluation, management has determined that, no subsequent events have occurred that would require recognition in the accompanying consolidated financial statements or disclosure in the notes thereto.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Management conducted an assessment of the effectiveness, as of December 31, 2020, of our internal control over financial reporting, based on the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on their assessment under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

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

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information with respect to our executive officers and directors appearing in our Definitive Proxy Statement (“Proxy Statement”) which is expected to be filed with the SEC on or prior to April 30, 2022, in connection with the 2022 Annual Meeting of Stockholders is hereby incorporated by reference.

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

2.3	Agreement and Plan of Merger, dated September 7, 2017, between Auxilio, Inc. and CynergisTek, Inc., incorporated by reference to Exhibit 2.1 to our Form 8-K filed on September 8, 2017.
3.1	Articles of Incorporation of Auxilio, Inc. as amended, incorporated by reference to Exhibit 3.1 to our Form 10-KSB filed on April 19, 2005.
3.2	Amended and Restated Bylaws of Auxilio, incorporated by reference to Exhibit 2 to our Form 10-SB filed on October 1, 1999.
3.3	First Amendment to Amended and Restated Bylaws of Auxilio, Inc. dated August 6, 2015, incorporated by reference to Exhibit 10.1 to our 10-Q filed on August 14, 2015.
3.4	Certificate of Incorporation of CynergisTek, Inc., incorporated by reference to Exhibit 3.1 to our Form 8-K filed on September 8, 2017.
3.5	Bylaws of CynergisTek, Inc., incorporated by reference to Exhibit 3.2 to our Form 8-K filed on September 8, 2017.
4.1†	Description of Listed Securities.
10.1	Warrant to Purchase Common Stock issued by the Company, to Paul Anthony dated January 16, 2013, incorporated by reference to Exhibit 10.2 to our Form 8-K filed on January 23, 2013.
10.2

Amendment to Stock Purchase Agreement dated March 12, 2018, among CynergisTek, Inc., CTEK Security, Inc. and Michael H. McMillan, incorporated by reference to Exhibit 10.4 to our Form 8-K filed on March 13, 2018.

10.3	Amended and Restated Promissory Note in favor of Michael McMillan dated March 12, 2018, incorporated by reference to Exhibit 10.5 to our Form 8-K filed on March 13, 2018.
10.4*	Executive Employment Agreement, effective August 1, 2020, by and between CynergisTek, Inc. and Caleb Barlow, incorporated by reference to Exhibit 10.1 to our Form 8-K filed on July 16, 2019.
10.5	Stock Purchase Agreement between CynergisTek, Inc., and Backbone Enterprises Inc. dated as of October 31, 2019, incorporated by reference to Exhibit 10.1 to our Form 8-K filed on November 1, 2019.
10.6

Equity Distribution Agreement between the Company and Craig-Hallum Capital Group, LLC dated as of November 12, 2020, incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K filed on November 12, 2020.

10.7*	Executive Employment Agreement, effective January 1, 2021, by and between the Company and Paul T. Anthony incorporated by reference to Exhibit 10.8 to our Form 10-K filed on March 25, 2021.

10.8*	Executive Employment Agreement, effective July 26, 2021, by and between the Company and Michael McMillan incorporated by reference to Exhibit 10.1 to our Form 8-K filed with the SEC on July 26, 2021.
10.9*

Executive Employment Agreement, effective October 12, 2021, by and between the Company and Timothy McMullen incorporated by reference to Exhibit 10.1 to our Form 8-K filed with the SEC on October 14, 2021.

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

†	Filed herewith.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

34

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) with the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYNERGISTEK, INC.

By:	/s/ Michael McMillan
Michael H. McMillan
Chief Executive Officer and Principal Executive Officer

March 28, 2022

By:	/s/ Paul T. Anthony
Paul T. Anthony
Chief Financial Officer and Principal Financial Officer

March 28, 2022

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Michael H. McMillan	Director, Chief Executive Officer (Principal Executive Officer and Director)	March 28, 2022
Michael H. McMillan

/s/ Paul T. Anthony	Chief Financial Officer, Secretary (Principal Financial Officer and Accounting Officer)	March 28, 2022
Paul T. Anthony

/s/ Robert McCashin	Director (Non-executive Chairman of the Board)	March 28, 2022
Robert McCashin

/s/ Dana Sellers		March 28, 2022
Dana Sellers	Director

/s/ Theresa Meadows		March 28, 2022
Theresa Meadows	Director

/s/ Mark Roberson		March 28, 2022
Mark Roberson	Director
/s/ Michael Loria		March 28, 2022
Michael Loria	Director
/s/ John Flood		March 28, 2022
John Flood	Director

