Form 10-K/A
period 2021-12-31
CYNERGISTEK, INC
filed 2022-04-29
CIK 1011432

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

The aggregate market value of the registrant’s common stock, $0.001 par value per share (“Common Stock”), held by non-affiliates of the registrant on June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $24.7 million (based on the closing price of the Common Stock on that date).  Shares of Common Stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting securities of the registrant were excluded, in that such persons may be deemed to be affiliates.  This determination of affiliate status is not a determination for other purposes.  The registrant has one class of securities, its Common Stock.

As of April 29, 2022, the registrant had 13,256,570 shares of Common Stock outstanding.

Documents Incorporated by Reference: None.

CYNERGISTEK, INC.

TABLE OF CONTENTS

PART III

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	20

i

Explanatory Paragraph

On March 28, 2022, CynergisTek, Inc. (the “Company”) filed, with the Securities and Exchange Commission (the “SEC”), its Annual Report on Form 10-K for the year ended December 31, 2021 (the “Report” or “Form 10-K”). This Amendment No. 1 updates Part III to contain certain additional information required therein.

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

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

BOARD OF DIRECTORS

Set forth below is certain information regarding the members of the Company’s Board of Directors (the “Board” or the “Board of Directors”). Each director is entitled to serve until the 2022 Annual Meeting and until a successor is duly elected and qualified or until his earlier retirement, resignation or removal. The age of each director is reported as of April 1, 2022.

Name	Age	Position
Michael McMillan	65	Director, Chief Executive Officer and President
Michael Loria	64	Director
Robert McCashin	75	Director, Chairman of the Board of Directors
Dana Sellers	68	Director, Chairwoman of the Compensation Committee
Theresa Meadows	52	Director, Chairwoman of the Nominating and Corporate Governance Committee
Mark Roberson	57	Director, Chairman of the Audit Committee
John Flood	64	Director

Michael McMillan, 65. Mr. McMillan joined the Board in January 2017.  Mr. McMillan Co-Founded CTEK Security, Inc. (formerly CynergisTek, Inc.) in 2004 and served as its CEO from its inception until January 2017.  Mr. McMillan became CynergisTek’s President and Chief Strategy Officer in January 2017 and its President and CEO in October 2017.   Between August and December 2019, Mr. McMillan was employed by the Company and worked to transition management duties to the Company’s former President and CEO.  In July 2021 Mr. McMillan was again appointed to serve as President and CEO.  From December 2019 through August 2021, Mr. McMillan was semi-retired and served as a director of the Company.  Mr. McMillan is recognized as a HIMSS Fellow, former Chair of the HIMSS Privacy & Security Steering committee, Work Group and Policy Task Force. He is recognized as a Lifetime CHIME Fellow, served on the CHIME Board of Advisors for AEHIS, the Most Wired Advisory Board, contributed to Healthcare’s Cybersecurity Model for the Baldridge award and advised KLAS on defining its cybersecurity criteria.  Mr. McMillan has been an advisor, advocate, and role model to the HIT security community by sharing his passion to educate the industry on the importance of security since his retirement from the federal government in 2000.  Mr. McMillan is the recipient of the CHIME Foundation Industry Leader Award for Career Excellence, the Baldrige Foundation Award for Leadership Excellence in the Cybersecurity Sector and the HIMSS John A Page Distinguished Fellows Service Award.

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

Michael Loria, 64. Mr. Loria has been a member of the Board since February 2020.  Mr. Loria currently is the Executive Vice President of Corporate Development at Brightcove, a leading video platform. Prior to this position he was the Vice President of Business and Corporate Development for the IBM Security Division, where he served from October 2011 to February 2020. As one of the founding members of that division, Mr. Loria led the reseller channels organization, the development of the technology partners ecosystem and strategic alliances, technology licensing, and was responsible for the acquisitions made by this division.

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

Robert McCashin, 75. Mr. McCashin joined the Board in March 2020. Mr. McCashin is currently a strategic advisor for the Falls River Group, a global mergers and acquisition advisor, and has been in such role since January 2009.  Prior to his time at Falls River Group, Mr. McCashin served on the Board of Directors of Imprivata from June 2008 to January 2013, as Executive Chairman for Integrian, as a director of Peerless Manufacturing Inc. from 2006 to 2015, Timelink, Inc. from June 2001 to August 2010 and Argon ST, Inc. from July 2004 to July 2010.  Mr. McCashin was chairman and CEO at Identix from 2000 to 2004, where he moved the company to the NASDAQ and led the acquisition of Visionics, thereby positioning Identix as the worldwide leader in multi-biometric security products.

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

Mr. McCashin brings years of experience in IT security, mergers & acquisitions, and public company executive and board experience to the Board.  Based on his experience and background, the Board has concluded that Mr. McCashin is qualified to serve as a director of the Company.

Dana Sellers, 68.  Ms. Sellers joined the Board in March 2020.  Since January 2019 Ms. Sellers has served as a director of MediQuant and a Member of the Board of Advisors to Diligent Robotics.  Ms. Sellers has served as a Member of the Board of Advisors for Cockrell School of Engineering, the University of Texas at Austin since May 2013, and as a board member for the Greater Houston Healthconnect since 2014.  Ms. Sellers previously served as a Board Member for EMIDS a business and tech solutions company that help payers, providers and tech-enablers maximize technology to deliver care better.  Prior to this she was the co-founder and CEO of Encore Health Resources from January 2009 to June 2017. Encore Health Resources was a healthcare IT consulting firm that helped its clients use IT to improve the quality and cost of patient care. She has spent her 30-year career championing the use of healthcare IT to improve patient care and outcomes. A skilled leader, she has been praised by the chief information officers she served and the staff she oversaw for her people-focused, solutions-driven approach.

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

Theresa Meadows, 52. Ms. Meadows joined the Board in April 2017. Since 2010, Ms. Meadows has been the Senior Vice President and Chief Information Officer for Cook Children’s Health Care System in Fort Worth, Texas. She leads teams covering areas such as infrastructure, applications, telecommunications, and program management.

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

Mark Roberson, 57. Mr. Roberson joined the Board in May 2016.  Mr. Roberson currently serves as the Chief Executive Officer of Ballantyne Strong, Inc. (NYSE American: BTN) and was its Executive Vice President and Chief Financial Officer from November 2018 through April 2020. Ballantyne Strong, Inc. is a diversified holding company.

Mr. Roberson has over 30 years of financial and operational management experience with small public and large private-equity companies. Prior to Ballantyne Strong, Mark previously served as Chief Operating Officer of Chanticleer Holdings, Inc. and Chief Executive Officer and Chief Financial Officer of PokerTek, Inc. as well as various financial and operations roles with Curtiss-Wright, Inc., Krispy Kreme Doughnut Corporation, and LifeStyle Furnishings International, Ltd.

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

John Flood, 64.  Mr. Flood joined the Board in August 2021. Mr. Flood has nearly four decades of capital markets experience, as well as extensive operations, business building and governance expertise. Mr. Flood is currently Managing Partner of Excelsior Equities, LLC and a director of Assure Holdings Corp. (OTCQB: ARHH), where he has served since April 2021.  Until retiring in 2019, he served as chairman and managing partner of Craig-Hallum Capital Group (“Craig-Hallum”), an equity research, trading and investment banking firm that Flood co-founded in 1997. At Craig-Hallum, Flood led the investment banking and institutional equity sales teams. He was also a member of Craig-Hallum’s board of governors, and executive, research, banking and M&A committees. Mr. Flood has a Bachelor of Science, Management and Economics, from the University of Minnesota, Carlson School of Management.

Mr. Flood brings decades of capital markets and management experience to the Board.  Based on his experience and background, the Board has concluded that Mr. Flood is qualified to serve as a director of the Company.

EXECUTIVE OFFICERS

Our current executive officers are as follows:

Name	Age	Position
Michael McMillan	65	Chief Executive Officer and President
Paul T. Anthony	51	Chief Financial Officer and Secretary
Timothy McMullen	67	Chief Operating Officer

All officers serve at the discretion of the Board.

For additional information with respect to Mr. McMillan, who also serves as a member of our Board, please refer to his profile set forth above under the section titled “BOARD OF DIRECTORS”

Paul T. Anthony, 51. Paul T. Anthony was hired as our Chief Financial Officer on January 3, 2005. Mr. Anthony also serves as our Secretary and Treasurer.  Prior to joining the Company, Mr. Anthony served as Vice President, Finance and Corporate Controller with Callipso, a provider of voice-over IP based network services. During his tenure at Callipso, Mr. Anthony was responsible for all of the financial operations including accounting, finance, investor relations, treasury, and risk management. Before joining Callipso, Mr. Anthony was the Controller for IBM-Access360, a provider of enterprise software. Mr. Anthony joined Access360 from Nexgenix, Inc. where he served as Corporate Controller. Prior to this, Mr. Anthony held numerous positions in Accounting and Finance at IBM-FileNET Corporation, a provider of enterprise content management software applications. Mr. Anthony started his career at KPMG Peat Marwick LLP in Orange County in the Information, Communications & Entertainment practice. He is a certified public accountant and holds a Bachelor of Science in Accounting from Northern Illinois University.

Timothy McMullen, age 67. Timothy McMullen was hired as our Chief Operation Officer on October 13, 2021.  Mr. McMullen previously served as President of Provider Solutions at Specialist Resources Global Inc. d/b/a emids Technologies, a provider of digital transformation solutions to the healthcare industry, serving payers, providers, life sciences, and technology firms, from 2018 to 2020. Prior to that, from 2016 to 2018, Mr. McMullen served as Executive Advisor and Senior Vice President of Healthcare & Life Sciences at NTT Data Services, a division of NTT DATA Corporation, and, from 2015 to 2016, he served as President and CEO of ONECORE, LLC. Mr. McMullen has been positioning and propelling healthcare technology companies for growth and market dominance through innovative product offerings, long-term and lucrative partner and client relationships, and leading sales and marketing operations. Additionally, Mr. McMullen has built high-performing teams around the globe for Fortune 500 and entrepreneurial enterprises and growing businesses by introducing best practices, efficient processes, and market innovations.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Legal Proceedings

No director or executive officer has been involved in any legal proceeding during the past ten years that is material to an evaluation of his or her ability or integrity.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors, and persons who beneficially own more than 10% of the Company’s stock, to file initial reports of ownership and reports of changes in ownership with the SEC.  To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2021, the following persons failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 2021:

Name and Principal Position	Number of Late Reports	Transactions not Reported in Timely Manner
Mark Roberson Director	1	1
Michael Loria, Director	1	1
Theresa Meadows, Director	1	1

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

CORPORATE GOVERNANCE

Board Meeting and Attendance

During fiscal year 2021, our Board held eighteen meetings in person or by telephone. Members of our Board were provided with information between Board meetings regarding the Company’s operations and were consulted on an informal basis with respect to pending business. Each director attended at least 75% of the total number of Board meetings and the meetings held by all committees of our Board on which such director served during the year.

Director Independence

The Board, in the exercise of its reasonable business judgment, has determined that the following nominees for election to the Board meet the definition of “independent” pursuant to the applicable NYSE American and SEC rules and regulations:  Michael Loria, Robert McCashin, Dana Sellers, Theresa Meadows, John Flood and Mark Roberson.  In making these independence determinations, the Board considered all of the factors that automatically compromise director independence as specified in the NYSE American’s listing standards and determined that none of those conditions existed. In addition, the Board considered whether any direct or indirect material relationship, beyond those factors that automatically compromise director independence, existed between those directors, their immediate family members, or their affiliated entities, on the one hand, and us and our subsidiaries, on the other hand. The Board determined, for those directors identified as independent above, that any relationship that existed was not material and did not compromise that director’s independence.

Board Leadership Structure

We have chosen to split the roles of Chairman of the Board and Chief Executive Officer. Mr. McMillan serves as Chief Executive Officer while Mr. McCashin is currently the non-executive Chairman of the Board. The Board has historically sought to ensure that a majority of its members are independent. The Board believes that this structure is appropriate for the Company and provides the appropriate level of independent oversight necessary to ensure that the Board meets its fiduciary obligations to our stockholders, that the interests of management and our stockholders are properly aligned, and that we establish and follow sound business practices and strategies that are in the best interests of our stockholders.

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

Committees of the Board

Compensation Committee

The Compensation Committee is presently composed of Dana Sellers, who serves as chairperson, Mark Roberson, Michael Loria, Theresa Meadows and Robert McCashin.    The Board has determined that all members meet the definition of “independent” pursuant to NYSE American Rule 803.  Pursuant to the authority delegated to it by the Board, the Compensation Committee reviews the performance of our executive officers and establishes overall employee compensation policies. The Compensation Committee also reviews and recommends compensation levels for our directors and our corporate officers, including salary, bonus, and stock option grants. The compensation levels recommended by the Compensation Committee are ratified by the Board. The Compensation Committee may not delegate its responsibilities, and our executive officers are not involved in determining or recommending the amount or form of executive and director compensation. The Compensation Committee met eight times during the fiscal year ended December 31, 2021.  The Compensation Committee did not engage a compensation consultant to assist in determining the amount or form of executive and director compensation paid during the year ended December 31, 2021.  The Compensation Committee operates under a written charter adopted by the Board, a copy of which is available on our Company website at www.cynergistek.com under “Investor Relations,” then “Corporate Governance.”

Audit Committee

The Audit Committee is presently composed of Mark Roberson, who serves as chairperson, Michael Loria, John Flood and Robert McCashin, all of whom meet the definition of “independent” pursuant to NYSE American Rule 803.  The Board has also determined that Mark Roberson is an “audit committee financial expert,” as defined in Item 407(d)(5)(ii) of Regulation S-K. The functions of the Audit Committee include, among other things, reviewing our annual and quarterly financial statements, reviewing related party transactions, reviewing and discussing the results of each audit and quarterly review with our independent registered public accountants, and discussing the adequacy of our accounting and control systems. The Audit Committee met six times during the fiscal year ended December 31, 2021. The Audit Committee operates under a written charter adopted by the Board, a copy of which is available on our Company website at www.cynergistek.com under “Investor Relations,” then “Corporate Governance.”

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is composed of Theresa Meadows, who serves as chairperson, Michael Loria, Dana Sellers, Mark Roberson and Robert McCashin, all of whom meet the definition of “independent” pursuant to NYSE American Rule 803.  The purposes of the Nominating and Corporate Governance Committee are to (1) identify qualified individuals to become directors, (2) select the director nominees to be presented for election at each annual meeting of stockholders, (3) regularly develop, review and recommend to the Board a set of corporate governance policies applicable to the Company, and (4) provide oversight for the evaluation of the performance of the Board.  The Nominating and Corporate Governance Committee operates under a written charter adopted by the Board, a copy of which is available on our Company website at www.cynergistek.com under “Investor Relations,” then “Corporate Governance.”  The Nominating and Corporate Governance Committee met one time during the fiscal year ended December 31, 2021.

Nomination of Directors

The nominees for the Board at our annual meetings are recommended by our Nominating and Corporate Governance Committee and approved by the Board.    In identifying potential nominees, the Nominating and Corporate Governance Committee took into account such factors as it deemed appropriate, including the current composition of the Board, the range of talents, experiences and skills that would best complement those that are already represented on the Board, the balance of management, director independence, and the need for specialized expertise.  There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board.

The Nominating and Corporate Governance Committee does not have a formal diversity policy; The Nominating and Corporate Governance Committee considers race and gender diversity in selection of qualified candidates.  Candidates will be chosen for their ability to represent all of the stockholders, and for their character, judgment, fairness and overall ability.  Specifically, the Nominating and Corporate Governance Committee strives to identify and recruit individuals whose diverse talents, experiences and backgrounds enhance the inclusive environment in which the Board of Directors currently functions. The Nominating and Corporate Governance Committee relies upon its judgment of the foregoing general criteria and the following personal criteria in selecting candidates for nomination to the Board: (i) independence and absence of conflicts of interest, (ii) honesty, integrity and accountability, (iii) substantial business experience with a practical application to the Company’s needs, (iv) demonstrated ability to think strategically and make decisions with a forward-looking focus, (v) ability to assimilate relevant information on a broad range of topics, (vi) willingness to make a strong commitment of time and attention to the Board’s processes and affairs, and (vii) willingness to express independent thought.

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

Director Attendance at Annual Meetings

Although we do not have a formal policy regarding attendance by directors at annual meetings of stockholders, directors are encouraged to attend annual meetings of stockholders. Six directors attended the Company’s 2021 annual meeting of stockholders.

Legal Proceedings

No director or executive officer has been involved in any legal proceeding during the past ten years that is material to an evaluation of his or her ability or integrity.

Family Relationships

There are no family relationships among any of our directors, director nominees or executive officers.

ITEM 11.EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table discloses the compensation received in each of the last two fiscal years by our “Named Executive Officers.”  Our Named Executive Officers include persons who (i) served as our principal executive officer during the most recent fiscal year, (ii) were serving at fiscal year-end as our three most highly compensated executives, other than the principal executive officer, and (iii) if applicable, individuals for whom disclosure would have been provided as a most highly compensated executive, but for the fact that the individual was not serving as an executive at fiscal year-end.

Name and Principal Position	Year	Salary ($)	Bonuses & Commissions ($)(1)	Stock Awards ($)(2)	Option / Warrant Awards ($)(3)	All Other Compensation ($)	Total ($)
Michael H. McMillan (4)	2021	$130,769	$-	$25,800	$-	$25,000	$181,569
Chief Executive Officer	2020	$-	$-	$-	$-	$21,875	$21,875

Paul T. Anthony (5)	2021	$309,700	$30,000	$-	$-	$369,164	$708,864
Chief Financial Officer, Secretary and Treasurer	2020	$309,700	$-	$-	$-	$6,136	$315,836

Timothy McMullen (6)	2021	$65,962	$-	$-	$-	$500	$66,462
Chief Operating Officer

Caleb Barlow (7)	2021	$230,865	$-	$-	$-	$728,219	$964,692
Former Chief Executive Officer	2020	$350,000	$-	$-	$-	$155,917	$505,917

Angela Rivera (8)	2020	$108,694	$-	$-	$-	$295,895	$404,589
Executive Vice President, Operations

(1)Bonuses and commissions include amounts earned by the individual and accrued by the Company in the year listed but paid to the individual in the subsequent year.

(2)Represents time-based restricted stock units (“RSU”) awarded to the named executive officers as part of the long-term incentive awards. These RSU awards vest three years from the date of grant.  These values represent the aggregate grant date fair value calculated in accordance with the Financial Accounting Standards Board ASC Topic 718. For additional information relating to the assumptions made in valuing and expensing these awards refer to Note 14 in the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC.

(3)A discussion of the methods used in calculation of these values may be found in Notes 12 and 13 to the consolidated financial statements which is in Part 2, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. These values reflect the dollar amount recognized for financial statement reporting purposes with respect to the fiscal years ended December 31, 2021, and December 31, 2020, computed in accordance with ASC Topic 718.

(4)   Mr. McMillan joined the Company in 2017 and immediately was appointed to the role as President. In October 2017 he was appointed to the role of Chief Executive Officer until August 2019. Mr. McMillan served as a non-employee member of the Board during 2020 and the first half of 2021 and “all other compensation” includes his Board fees for such periods. Mr. McMillan was re-appointed President and CEO in July 2021.

(5)Mr. Anthony joined the Company in 2005 and currently serves as Chief Financial Officer, Secretary and Treasurer. Other compensation is comprised of 401k match of $2,581 and $366,583 equal to the employee tax portion required to be paid plus the amount necessary to put Mr. Anthony in the same after-tax position (taking into account any and all applicable federal, state, and local income, employment and excise taxes, including any income and employment taxes imposed on the payment itself) that he would have been in if he had not incurred any tax liability on settlement of restricted stock units issued in 2021. Other compensation is comprised of 401k match of $6,136 in 2020.

(6)  Mr. McMullen joined the Company in October 2021 and currently serves as Chief Operating Officer. Other compensation is comprised of 401K match of $500 in 2021.

(7)  Mr. Barlow joined the Company in August of 2019 and immediately was appointed to the role as President and Chief Executive Officer. Other compensation is comprised of $150,000 in sign-on bonus and $578,219 in severance related costs in 2021 and $150,000 in sign-on bonus and $5,917 of 401K match in 2020.  Mr. Barlow resigned as President and CEO in July 2021.

(8)Ms. Rivera joined the Company in 2017 and left the Company in 2020. Other compensation is comprised of severance related costs of $290,733 and 401K match of $5,162 in 2020.  Ms. Rivera left the Company in 2020.

Narrative to Summary Compensation Table

In response to the impact of the COVID-19 pandemic on the Company, the economy, and the industry, including the Company’s performance due in large part to the effects of the COVID-19 pandemic, bonuses were not paid to the Company’s executive officers in 2020, those officers who would have received a raise did not receive a raise, and the Company temporarily ceased its 401(k) match program.  In late 2021 and 2022, the Company has since reinstated the 401(k) match and merit raises for executives if applicable.

Michael H. McMillan

In connection with Mr. McMillan’s appointment as President and Chief Executive Officer, the Company and Mr. McMillan entered into an employment agreement (the “McMillan Agreement”) to be effective as of July 26, 2021 (the “Effective Date”).  Pursuant to the McMillan Agreement, Mr. McMillan has the duties and responsibilities as are commensurate with the positions of President and Chief Executive Officer, as reasonably and lawfully directed by the Board.  The initial term of the McMillan Agreement is 12 months from the Effective Date.

Pursuant to the McMillan Agreement, Mr. McMillan’s base salary is $300,000. Except in the event that Mr. McMillan’s employment is terminated for Cause (as defined below), the base salary is guaranteed and shall, in any event, be paid through the end of the 12-month term of the McMillan Agreement.  The Company has the right to terminate Mr. McMillan’s employment for “Cause,” which is defined in the McMillan Agreement to mean: (a) acts or omissions constituting gross negligence, recklessness or willful misconduct on the part of Mr. McMillan with respect to his obligations or otherwise relating to the business of Company; (b) Mr. McMillan’s material breach of the McMillan Agreement; and (c) Mr. McMillan’s conviction or entry of a plea of nolo contendere for fraud, misappropriation or embezzlement, or any felony or crime of moral turpitude.

The preceding description of the McMillan Agreement is a summary of its material terms and does not purport to be complete. The Employment Agreement was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 26, 2021.

Paul T. Anthony

Effective January 1, 2016, we entered into an employment agreement with Paul T. Anthony. The agreement provided that Mr. Anthony serve as our Executive Vice President, CFO and Corporate Secretary.  In February 2018, the Company amended the Anthony Agreement to extend the term thereof through December 31, 2020 and increased his base salary to $310,000 for 2019 and 2020. Mr. Anthony earned no bonus for 2020.

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

Pursuant to the Anthony Agreement, Mr. Anthony’s base salary remained the same for 2021 at $310,000 and increased to $333,250 in 2022.  Subsequent increases to base salary will be subject to the discretion of the Compensation Committee of the Board (the “Compensation Committee”).  Mr. Anthony is entitled to the same incentive bonus compensation of up to 67.5% of his base salary, and equity compensation may be granted from time to time based on the discretion and recommendation of the Compensation Committee and Board.  Mr. Anthony earned a $30,000 bonus for 2021. Mr. Anthony was entitled to one-time, lump-sum amounts equal to the employee tax portion required to be paid plus the amount necessary to put Mr. Anthony in the same after-tax position (taking into account any and all applicable federal, state, and local income, employment and excise taxes, including any income and employment taxes imposed on the payment itself) that he would have been in if he had not incurred any tax liability on settlement of the restricted stock units, as a result of the settlement of the 90,000 restricted stock units that were granted on each of October 8, 2018 and November 13, 2019.  Each such payment was paid within 30 days of settlement of the applicable restricted stock units. The total amount paid for these lump-sum amounts was paid in 2021 and was $130,489. The Company has the right to terminate Mr. Anthony’s employment without cause at any time on thirty (30) days’ advance written notice, at which time Mr. Anthony would receive severance pay for twelve months and be fully vested in all options and warrants granted to date.

The preceding description of the Anthony Agreement is a summary of its material terms and does not purport to be complete. The detailed terms and conditions of the Anthony Agreement were set forth in the Anthony Agreement, which was filed as Exhibit 10.8 to the 2020 Annual Report on Form 10-K filed on March 25, 2021.

Timothy McMullen

Effective October 12, 2021, we entered into an employment agreement with Timothy McMullen (the “McMullen Agreement”) pursuant to which Mr. McMullen serves as Chief Operating Officer and has the duties and responsibilities as are commensurate with such position. The McMullen Agreement provides for an initial employment term of 12 months, with automatic renewal for an additional 12 months, unless either party provides notice of intention not to renew. As compensation for his role as Chief Operating Officer, the Company will pay Mr. McMullen an annual base salary of $300,000, provide Mr. McMullen access to the Company’s incentive-based bonus plan with the potential to receive a discretionary bonus of up to 55% of his base annual salary.  Mr. McMullen earned a $5,000 bonus for 2021. Mr. McMullen will also be eligible from time to time, for a grant of certain equity incentive awards, including an initial grant of 150,000 stock options, issued at fair market value with 1/3 of the options eligible to vest annually and all options eligible to vest after three years. In the event Mr. McMullen’s employment is terminated by the Company for cause or he resigns without good reason, Mr. McMullen will be entitled to receive his base annual salary prorated to the date of such termination but will not be entitled to any additional compensation or payments by the Company. In the event Mr. McMullen’s employment is terminated by the Company without cause or he resigns for good reason, he will be entitled to receive his base annual salary prorated to the date of such termination, the acceleration of all unvested stock options and certain other incentive units, and payment based on an additional six months of the base annual salary.

The preceding description of the McMullen Agreement is a summary of its material terms and does not purport to be complete. The McMullen Agreement was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 14, 2021.

Caleb Barlow

Effective August 1, 2019, we entered into an employment agreement with Caleb Barlow (the “Barlow Agreement”) pursuant to which Mr. Barlow serves as President and Chief Executive Officer and has the duties and responsibilities as are commensurate with such positions. The initial term of the Barlow Agreement was 36 months.

Mr. Barlow’s base salary was $350,000. He was entitled to incentive bonus compensation that offered the potential to receive a discretionary bonus up to 100% of his base salary. For 2020 and 2019, there was no discretionary bonus paid. In addition, he received a retention bonus totaling $500,000, with $200,000 having been paid on August 1, 2019, $150,000 paid on January 1, 2020 and $150,000 paid in January 2021. In connection with the Barlow Agreement, Mr. Barlow also received equity compensation consisting of an option to purchase up to 500,000 shares of the Company’s common stock, subject to vesting, and 50,000 shares of restricted stock units. The options were nonqualified, and the grant was made outside of the Company's 2011 Stock Incentive Plan. The foregoing is only a summary of the Barlow Agreement. The detailed terms and conditions of the full agreement are included as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 16, 2019.

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

OUTSTANDING EQUITY AWARDS AT 2021 FISCAL YEAR-END (1)

		Option and Warrant Awards				Stock Awards
Name		Number of Securities Underlying Unexercised Options, Warrants and RSU’s Exercisable	(1) Number of Securities Underlying Unexercised Options and Warrants Unexercisable	Exercise Price ($)	Expiration Date	Number of Shares or Units of Stock that have not Vested	Market Value of Shares or Units of Stock that have not Vested ($)
Michael H McMillan	(2)	10,000	-	-	-	-	$-
	(3)	10,000	-	-	-	-	$-

Paul T. Anthony		25,000	-	$3.00	2/3/2026	-	$-
	(4)	77,779	-	$3.03	12/30/2023	-	$-
	(5)	-	-	-	-	30,000	$43,500
	(6)	-	-	-	-	40,000	$43,500

Timothy McMullen	(7)	-	150,000	$1.74	10/22/2031	150,000	$-

(1)Unless otherwise indicated, all options vest in cumulative annual installments of one-third of the shares commencing one year from the date of grant.

(2)These Restricted Stock Units (“RSUs”) were granted on November 13, 2019 and had a grant date per share value of $2.92 and vested November 2020.

(3)  These RSUs were granted on February 11, 2021 and had a grant date per share value of $2.58 and vest after one year of employment or board service.

(4)These warrants were granted on January 16, 2013 and vested according to financial performance measures. This compensation is further described in Note 7 to the Annual Report on Form 10-K filed with the SEC on March 28, 2017.

(5) These RSUs were granted on November 13, 2021 and had a grant date per share value of $2.92 and vest after three years of employment.

(6) These RSUs were granted on January 12, 2021 and had a grant date per share value of $2.11 and vest after three years of employment.

(7) These stock options were granted on October 22, 2021 at an exercise price of $1.74 and vests in cumulative annual installments of one-third of the shares commencing one year from the date of grant.

DIRECTOR COMPENSATION FOR 2021

The following table shows compensation information for the individuals who served as non-employee directors during the year ended December 31, 2021.

Name	Fees Earned or Paid in Cash ($)	Restricted Stock Unit Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert McCashin	$ 62,500	$ 126,450	-	—	—	—	$ 188,950
Michael Loria	$ 37,500	$ 82,950	-	—	—	—	$ 120,450
Dana Sellers	$ 37,500	$ 82,950	-	—	—	—	$ 120,450
Michael H. McMillan (5)	$ 25,000	$ -	-	—	—	—	$25,000
Theresa Meadows	$ 37,500	$ 82,950	-	—	—	—	$ 120,450
Mark Roberson	$ 37,500	$ 82,950	-	—	—	—	$ 120,450
John Flood	$ 14,063	$ 73,350	-	—	—	—	$ 87,413

(1)A discussion of the methods used in the calculation of these values may be found in Note 14 to the consolidated financial statements of our 2021 Annual Report on Form 10-K. These values reflect the dollar amount recognized for financial statement reporting purposes with respect to the 2021 fiscal year.

(2)A discussion of the methods used in the calculation of these values may be found in Note 13 to the consolidated financial statements of our 2021 Annual Report on Form 10-K. These values reflect the dollar amount recognized for financial statement reporting purposes with respect to the 2021 fiscal year.

(3)  During the first half of 2021 Mr. McMillan was a non-employee member of the Board.

Narrative to Director Compensation Table

During fiscal year 2021, non-employee directors were compensated as follows:

Board role	Annual amount per recipient
Board member unassigned to a chair	$25,000
Committee Chair	$37,500
Chairman of the Board	$62,500

The director compensation is ordinarily paid in two payments with the first payment made in January and the second payment made at the beginning of July (assuming confirmation of board members election by the stockholders in the annual stockholder meeting).  The Company intends to compensate directors in 2022 at the same levels as 2021; any additional compensation for special committees or other items will be determined on a case by case basis by the Compensation Committee.

The Compensation Committee evaluates and expects to grant RSUs to each board member. The RSUs granted to the board members in 2021 is reflective of expected grants in future years.

COMPENSATION COMMITTEE REPORT

The following report of the Compensation Committee shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall this report be incorporated by reference into any filing made by the Company under the Securities Act of 1933, as amended, or the Exchange Act.

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

Chief Executive Officer Compensation

In August of 2019 the Board of Directors appointed Caleb Barlow to serve as President and Chief Executive Officer.  The Compensation Committee set Mr. Barlow’s base salary at $350,000. He was entitled to incentive bonus compensation that offers the potential to receive a discretionary bonus up to 100% of his base salary. For 2020, his discretionary bonus could have totaled a maximum of $350,000 of which he received $0 for 2020, largely due to the impact of the COVID-19 pandemic.  For 2019, his discretionary bonus could have totaled a maximum of $85,000 of which he received $0 for 2019.  The incentive bonus plan is based on a number of factors established by the Board. In addition, he received a retention bonus totaling $500,000, with $200,000 paid on August 1, 2019, $150,000 paid on January 1, 2020 and $150,000 paid in January 2021.

Mr. Barlow also received equity compensation consisting of an option to purchase up to 500,000 shares of the Company’s common stock, subject to vesting, and 50,000 shares of restricted stock units. The options are nonqualified, and the grant was made outside of the Company’s 2011 Stock Incentive Plan.

Mr. Barlow resigned as President and CEO on July 26, 2021 and Mr. McMillan was appointed to serve in such positions effective as of such date.  Mr. Barlow’s resignation includes a severance payment of approximately $578,000 and the issuance of 200,000 shares of common stock as a result of the accelerated vesting and settlement of 200,000 restricted stock units.

In July of 2021 the Board of Directors appointed Michael H. McMillan as President and Chief Executive Officer for an initial term of 12 months. Mr. McMillan’s base salary is $300,000. Except in the event that Mr. McMillan’s employment is terminated for cause, the base salary is guaranteed and shall, in any event, be paid through the end of the initial 12-month term.

Compensation-Related Investor Feedback

At our 2021 annual meeting, 71% of shareholders expressed support for the compensation of our named executives.

In advance of the 2022 annual meeting, and as part of our outreach after the 2021 meeting, we made efforts to engage with our shareholders to better understand their concerns related to our executive compensation programs and to the factors impacting their say-on-pay vote. This was in addition to the engagement by our investor relations department as well as the engagement we do with retail investors. The majority of investors with whom we engaged indicated that they were supportive of the Compensation Committee’s actions overall. In particular, investors indicated that they were supportive of:

•Taking action to attract and retain key talent during a period of uncertainty for the company;

•Focusing on incorporating performance metrics that are aligned with operational accountability for our executives;

•Ongoing efforts to align executive pay with results for shareholders through equity; and

Investors had concerns about the following actions by the Management Development & Compensation Committee:

•Granting executive pay at levels that are misaligned with multi-year share performance.

Compensation Committee Response

As part of its assessment of CynergisTek’s executive compensation programs, the Compensation Committee reviewed these voting results, evaluated investor feedback and considered other factors discussed in this proxy statement and the Company’s Form 10-K, including the importance of maintaining the right leadership team to guide the company, alignment of our compensation program with the long-term interests of our shareholders and the relationship between risk-taking and the incentive compensation we provide to our named executives.

After considering these factors, the committee decided to take the following actions to increase management accountability and more closely align management’s interests with shareholders:

•Continue to shift executive compensation away from cash-based programs and to equity more broadly (beyond our named executive officers);

•Grant stock options and restricted stock units to a broader swath of our leadership;

•Change the performance metrics for 2022 to incorporate operating metrics that more closely align with a total shareholder return.

By the Compensation Committee,

Dana Sellers, Chair

Mark Roberson

Theresa Meadows

Robert McCashin

Michael Loria

April 29, 2022

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

BENEFICIAL OWNERSHIP OF SECURITIES

The following table and the notes thereto set forth certain information regarding the beneficial ownership of our Common Stock as of March 31, 2022, by (i) each current director and director nominee; (ii) each named executive officer named in the summary compensation table included herein who was serving as an executive officer at the end of the 2021 fiscal year; (iii) all of our current directors, director nominees and executive officers as a group; and (iv) each person who is known by us to be a beneficial owner of five percent or more of our Common Stock, which is our only class of stock outstanding. Unless otherwise noted, each of the following disclaims any beneficial ownership of the shares, except to the extent of his, her or its pecuniary interest, if any, in such shares.

	Shares Beneficially Owned
Name and Address of Beneficial Owner (1)	Number (2)	Percent
Directors, director nominees and executive officers:
Paul T. Anthony (3)	450,056	3.4
John Flood	60,000	*
Michael Loria (4)	25,000	*
Robert McCashin (5)	64,500	*
Michael McMillan (6)	663,333	5.0
Theresa Meadows (7)	64,500	*
Mark Roberson (8)	79,334	*
Dana Sellers (9)	45,000	*
Timothy McMullen	-
All directors, director nominees and executive officers, as a group (9 persons)	1,451,723	10.4

5% Stockholders
Horton Capital Partners, LLC (10)	1,315,989	9.6

* Less than 1% of the outstanding shares of Common Stock.

(1)The address for all officers and directors is c/o CynergisTek, Inc., 11940 Jollyville Road, Austin, TX 78759.

(2)Unless otherwise indicated, the named persons possess sole voting and investment power with respect to the shares listed (except to the extent such authority is shared with spouses under applicable law).  The percentages are based upon 13,256,570 shares outstanding as of March 31, 2022, except for certain parties who hold stock options and warrants that are presently exercisable or exercisable within 60 days and shares of Common Stock potentially issuable upon the vesting of restricted stock units within 60 days, whose percentages are based upon the sum of shares outstanding as of March 31, 2022 plus the number of shares subject to stock options and warrants that are presently exercisable or exercisable within 60 days, or shares of Common Stock potentially issuable upon the vesting of restricted stock units within 60 days held by them, as indicated in the following notes.

(3)Includes 102,779 shares issuable upon exercise of stock options and warrants.

(4)Includes 25,000 shares issuable upon exercise of vested restricted stock units.

(5)Includes 50,000 shares issuable upon exercise of vested restricted stock units.

(6)Includes 20,000 shares issuable upon exercise of vested restricted stock units.

(7)Includes 50,000 shares issuable upon exercise of vested restricted stock units.

(8)Includes 53,334 shares issuable upon exercise of stock options and vested restricted stock units.

(9)Includes 30,000 shares issuable upon exercise of vested restricted stock units.

(10) Based solely on Form 13F filed on 12/31/2021. The address for Horton Capital Partners is 1717 Arch Street, Suite 3920, Philadelphia, PA 19103.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides certain information as of December 31, 2021, with respect to the Company’s equity compensation plans under which equity securities of the Company are authorized for issuance.

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuances Under Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plan options approved by security holders (1)	960,838	$1.87	208,073
Equity compensation plan restricted stock units approved by security holders (2)	621,500	-	-
Equity compensation plans not approved by security holders (3) (4)	601,949	$2.39	-
Total	2,184,287		208,073

(1)These plans consist of the 2011 Stock Incentive Plan and the 2020 Equity Incentive Plan, each as amended.

(2)Represents restricted stock units issued under the 2011 Stock Incentive Plan and the 2020 Equity Incentive Plan. Since this plan includes option grants, number of securities remaining available for future issuances is combined.

(3)From time to time and at the discretion of the Board, we may issue options or warrants to our key individuals or officers as compensation.

(4)Includes warrants to purchase 524,170 shares of common stock in consideration of a Securities Purchase Agreement with an existing investor.

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

Audit Fees

The aggregate fees for professional services rendered by Haskell & White LLP for the annual audit of the Company’s financial statements and the reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q billed during the fiscal years ended December 31, 2021 and 2020, were $113,950 and $108,750 respectively.

Audit-related Fees

The aggregate fees for audit-related services rendered by Haskell & White LLP for consents and other assurance services billed during the fiscal years ended December 31, 2021 and 2020, were $26,500 and $23,000, respectively.

Tax Fees

The aggregate fees for tax services rendered by Haskell & White LLP billed during the fiscal years ended December 31, 2021 and 2020, were $0 and $0, respectively. Income tax return preparation services were provided by another firm in both years.

All Other Fees

Other fees for services rendered by Haskell & White LLP during the fiscal years ended December 31, 2021 and 2020, including acquisition-related professional services were $0 and $0, respectively.

Audit Committee Pre-Approval Policies and Procedures

Our Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm in accordance with applicable SEC rules. The Audit Committee generally pre-approves particular services or categories of services on a case-by-case basis. The independent registered public accounting firm and management periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with these pre-approvals, and the fees for the services performed to date. All of the professional services rendered by Haskell & White LLP for fiscal years 2021 and 2020 were pre-approved by the Audit Committee of our Board in accordance with applicable SEC rules.

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

CYNERGISTEK, INC.

	By:	/s/ Mac McMillan
Mac McMillan
Chief Executive Officer and
Principal Executive Officer
April 29, 2022
	By:	/s/ Paul T. Anthony
Paul T. Anthony
Chief Financial Officer and
Principal Financial Officer
April 29, 2022