Form 10-Q
period 2022-03-31
CYNERGISTEK, INC
filed 2022-05-16
CIK 1011432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicated by check mark whether the registrant has submitted electronically every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Section 12b-2 of the Exchange Act).Yes ☐     No ☒.

The number of shares of the issuer’s common stock, $0.001 par value, outstanding as of May 13, 2022, was 13,256,570.

CYNERGISTEK, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CYNERGISTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,208,574	$3,575,682
Accounts receivable, net of allowance for doubtful accounts	1,683,654	2,007,136
Unbilled services	796,363	542,952
Prepaid and other current assets	1,728,707	1,840,178
Income taxes receivable	1,470,248	1,484,851
Total current assets	6,887,546	9,450,799

Property and equipment, net	218,077	243,791
Deposits	34,310	34,310
Deferred income taxes	6,351,130	6,060,129
Intangible assets, net	4,438,461	4,701,491
Goodwill	8,394,483	8,394,483
Total assets	$26,324,006	$28,885,003
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,172,005	$1,453,454
Accrued compensation and benefits	372,773	1,189,472
Deferred revenue	1,086,631	1,663,719
Earnout liability	395,165	432,000
Promissory note to related parties	-	140,625
Operating lease liability	16,250	45,233
Total current liabilities	3,042,824	4,924,503

Commitments and contingencies
Stockholders’ equity:
Common stock, par value at $0.001, 33,333,333 shares authorized, 13,256,570 shares issued and outstanding at March 31, 2022, and 13,248,024 shares issued and outstanding at December 31, 2021	13,256	13,248
Additional paid-in capital	41,510,070	41,318,917
Accumulated deficit	(18,242,144)	(17,371,665)
Total stockholders’ equity	23,281,182	23,960,500
Total liabilities and stockholders’ equity	$26,324,006	$28,885,003

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYNERGISTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
Net revenues	$4,660,568	$4,173,520
Cost of revenues	2,792,565	2,090,834
Gross profit	1,868,003	2,082,686
Operating expenses:
Sales and marketing expenses	1,177,332	1,212,379
General and administrative expenses	1,524,079	1,676,658
Depreciation	48,222	47,696
Amortization of acquisition-related intangibles	263,030	340,528
Total operating expenses	3,012,663	3,277,261
Loss from operations	(1,144,660)	(1,194,575)
Other (expense) income:
Interest expense	(1,819)	(20,001)
Total other expense	(1,819)	(20,001)

Loss before income tax benefit	(1,146,479)	(1,214,576)
Income tax benefit	276,000	300,099
Net loss	(870,479)	(914,477)

Net loss per share:
Basic	$(0.07)	$(0.08)
Diluted	$(0.07)	$(0.08)

Number of weighted average shares outstanding:
Basic	13,250,464	12,041,074
Diluted	13,250,464	12,041,074

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYNERGISTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2022 and 2021

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	13,248,024	$13,248	$41,318,917	$(17,371,665)	$23,960,500
Stock compensation expense for equity awards granted to employees and directors	-	-	191,161	-	191,161
Restricted stock units exercised	8,546	8	(8)	-	-
Net loss	-	-	-	(870,479)	(870,479)
Balance at March 31, 2022	13,256,570	$13,256	$41,510,070	$(18,242,144)	$23,281,182

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2020	12,024,967	$12,024	$38,564,520	$(15,125,086)	$23,451,458
Stock compensation expense for equity awards granted to employees and directors	-	-	228,437	-	228,437
Restricted stock units exercised	95,731	96	(96)	-	-
Net loss	-	-	-	(914,477)	(914,477)
Balance at March 31, 2021	12,120,698	$12,120	$38,792,861	$(16,039,563)	$22,765,418

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYNERGISTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(870,479)	$(914,477)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	48,222	47,696
Amortization of intangible assets	263,030	340,528
Change in net deferred tax assets	(291,000)	(36,705)
Stock compensation for equity awards granted to employees and directors	191,161	228,437
Other	-	(15,500)
Changes in operating assets and liabilities:
Accounts receivable	323,482	113,278
Unbilled services	(253,411)	9,226
Prepaid and other current assets	111,471	226,080
Income taxes receivable	14,603	(271,666)
Accounts payable and accrued expenses	(281,449)	(395,982)
Accrued compensation and benefits	(816,699)	(283,306)
Deferred revenue	(577,088)	(57,790)
Earnout liability	(36,835)	-
Net cash used for operating activities	(2,174,992)	(1,010,181)
Cash flows from investing activities:
Purchases of property and equipment	(51,491)	(19,708)
Net cash used for investing activities	(51,491)	(19,708)
Cash flows from financing activities:
Payments on promissory note to related parties	(140,625)	(140,625)
Net cash used for financing activities	(140,625)	(140,625)
Net change in cash and cash equivalents	(2,367,108)	(1,170,514)
Cash and cash equivalents, beginning of period	3,575,682	5,613,654
Cash and cash equivalents, end of period	$1,208,574	$4,443,140

The accompanying notes are an integral part of these condensed consolidated financial statements.

6

CYNERGISTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
Supplemental disclosure of cash flow information:
Interest paid	$1,818	$12,914
Income taxes refunded	$(3)	$8,272

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of CynergisTek, Inc. and its subsidiaries (the “Company,” “we,” “us,” or “CynergisTek”) have been prepared in accordance with generally accepted accounting principles of the United States of America (“GAAP”) for interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission” or the “SEC”). Accordingly, these financial statements do not include all of the information and notes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on March 28, 2022.

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

Liquidity and Capital Resources

As of March 31, 2022, our cash balance was $1.2 million, current assets minus current liabilities was positive $3.8 million and we have no long-term liabilities. In April of 2022 we received our $1.4 million tax refund. The level of additional cash needed to fund operations and our ability to conduct business for the next twelve months will be influenced primarily by the following factors:

•	The pace at which we choose to invest resources in growing our business, both organically and through acquisition or other transactions;

•	Our ability to manage our operating expenses and maintain gross margins while attracting, recruiting and retaining cybersecurity privacy professionals;

•

Demand for our services from healthcare providers; the near-term impact of the lingering economic effects of the COVID-19 pandemic on our customers’ allocation of time and resources to security and privacy, and their ability to pay for existing services as well as enter into new contractual arrangements during a period of crisis; and

•	General economic conditions and changes in healthcare reimbursement and regulatory environment, including effects of the COVID-19 pandemic.

We have historically funded our operating costs, acquisition activities, working capital requirements and capital expenditures with cash from operations, proceeds from the issuances of our common stock and other financing arrangements. As of the date of this Report on Form 10-Q, we are generating negative cash from operations and our overall revenue and business levels have been impacted by the COVID-19 pandemic over the past twenty-four months. Our customer base is heavily concentrated in the healthcare provider space. The healthcare industry has experienced financial and operational disruption due to the pandemic. Sales cycles are longer, cybersecurity projects have been delayed and budgets have been constrained as healthcare providers focus on patient care and navigating the pandemic. If the pandemic continues or there are resurgences in 2022 that impact our customers’ operations and resources available for cybersecurity and privacy projects, our cash flows, financial position and operating results for fiscal year 2022 and beyond could be negatively impacted.

During 2020 and 2021, we took actions to reduce expenses, conserve cash, and raise additional capital. During 2021, we raised $1.4 million in additional capital through an “at-the-market” or ATM offering. In addition, we received a $2.8 million PPP Loan (as described in Note 8 to the condensed consolidated financial statements below) which was fully forgiven in August 2021. We also received approximately $0.7 million per quarter in employee retention tax credits in the first three quarters of 2021 and a $1.4 million tax refund in April 2022. With the proceeds from the tax refund, PPP Loan and the employee retention tax credits, we were able to minimize staff reductions in the areas of Sales and Delivery, our primary customer facing roles, to lessen the impact to our customers during this time of heightened security risks for the healthcare industry. If necessary, we could further reduce personnel and other variable and semi-variable costs to conserve cash and operate as a going concern. However, those actions if required, could negatively impact our ability to grow the business as well as the overall long-term outlook of the business.

We believe that our existing sources of liquidity, including cash and cash equivalents, the ability to raise equity under our effective Registration Statement on Form S-3 as well as our ability to manage the business to decrease expenses if necessary, will be sufficient to meet our projected capital needs for at least the next twelve months. As we execute our plans over the next twelve months, we intend to carefully monitor the impact of growth initiatives on our operating expenses, working capital needs and cash balances relative to the availability of cost-effective debt and equity financing. In the event that capital is not available, we may then have to scale back operations, reduce expenses, and/or curtail future plans to manage our liquidity and capital resources. However, we cannot provide assurance that we will be able to raise additional capital. The lingering impact of the COVID-19 pandemic and ongoing geopolitical tensions and related economic sanctions create uncertainty and volatility in the financial markets which may impact our operations and our ability to access capital and/or the terms under which we can do so.

The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

3. DEFERRED COMMISSIONS

Our incremental costs of obtaining a contract, which consist of sales commissions, are deferred and amortized over the period of contract performance. Deferred commissions are included in prepaid and other current assets in our consolidated balance sheets. We had $632,000 and $760,000 of unamortized deferred commissions as of March 31, 2022 and December 31, 2021, respectively. We had $241,000 and $183,000 of commissions expense for the three months ended March 31, 2022 and 2021, respectively.

4. PROPERTY AND EQUIPMENT

A summary of property and equipment follows:

	March 31, 2022	December 31, 2021
Furniture and fixtures	$235,245	$235,245
Computers and office equipment	955,347	903,856
Right of use assets	214,446	214,446
Property and equipment at cost	1,405,038	1,353,547
Less accumulated depreciation and amortization	(1,186,961)	(1,109,756)
	$218,077	$243,791

5. LEASES

We previously leased approximately 9,600 square feet of office space in Austin, Texas. In March 2020, we amended this lease reducing the office space to 5,000 square feet and extended the lease term to May 31, 2022. We extended the lease term to May 31, 2023. We leased approximately 3,700 square feet of office space in Minneapolis, Minnesota. This lease term expired on January 31, 2022 and we no longer use this office space since the employees who worked from this location are now working remote. We leased approximately 18,000 square feet of office space in Mission Viejo, California. This lease expired in April 2021. During the first quarter of 2019, we subleased this space to two subtenants. The terms of these subleases ended concurrently with the end of our lease obligation in April 2021.

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

Operating lease expense was comprised of the following:

	Three Months Ended March 31,
	2022	2021
Operating lease cost	$40,147	$183,795
Sublet income	-	(128,537)
Net operating lease cost	$40,147	$55,258

Maturities of lease liabilities are as follows:

Operating Leases
2022 (remaining fiscal year)	$16,676
Less imputed interest	(426)
Total current lease liabilities	$16,250

6. INTANGIBLE ASSETS

Intangible assets are amortized over expected useful lives ranging from 1.5 to 10 years and consist of the following:

	March 31, 2022			December 31, 2021
	Carrying Amount	Accumulated Amortization and Impairment	Net Book Value	Carrying Amount	Accumulated Amortization and Impairment	Net Book Value
Acquired technology	$10,100,000	$(6,034,429)	$4,065,571	$10,100,000	$(5,814,486)	$4,285,514
Customer relationships	4,650,000	(4,535,441)	114,559	4,650,000	(4,517,353)	132,647
Trademarks	2,300,000	(2,041,669)	258,331	2,300,000	(2,016,670)	283,330
Total	$17,050,000	$(12,611,539)	$4,438,461	$17,050,000	$(12,348,509)	$4,701,491

7. DEFERRED REVENUE

We record deferred revenues when amounts are billed to customers, or cash is received from customers, in advance of our performance. During the three months ended March 31, 2022 and 2021, $737,000 and $738,000, respectively, of managed services revenues were recognized, that were included in deferred revenue at the beginning of the respective periods. During the three months ended March 31, 2022 and 2021, $615,000 and $225,000, respectively, of consulting and professional services revenues were recognized, that were included in deferred revenue at the beginning of the respective periods.

8. PAYCHECK PROTECTION PROGRAM LOAN

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

The Company recognized interest charges associated with the PPP Loan of approximately $7,000 for the three months ended March 31, 2021. The Company received notice from the SBA in August 2021 that the full principal balance and related interest were forgiven.

9. PROMISSORY NOTES

In connection with the acquisition of CTEK Security, Inc. (formerly CynergisTek, Inc.), we issued a promissory note totaling $4.5 million to Michael McMillan (the “Seller Note”). In March 2018, the Company repaid $2,250,000 plus accrued interest on the Seller Note and agreed to amend and restate the Seller Note in the remaining principal amount of $2,250,000. The Seller Note bore interest at a rate of 8% per annum, provided for quarterly payments of principal and interest and matured on March 31, 2022. As of March 31, 2022, and December 31, 2021, the outstanding principal balance due under the Seller Note was $0 and $0.1 million, respectively.

Interest charges associated with the Seller Note totaled approximately $2,000 and $13,000, for the three months ended March 31, 2022 and 2021, respectively.

10. REVENUES

Below is a summary of our revenues disaggregated by revenue source.

	Three Months Ended March 31,
	2022	2021
Managed services	$2,351,029	$2,424,609
Consulting and professional services	2,309,539	1,748,911
Net revenues	$4,660,568	$4,173,520

11. Common Stock

On November 12, 2020, we entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Craig-Hallum Capital Group LLC (“Agent”) under which the Company could offer and sell, from time to time at its sole discretion, shares of its common stock to or through the Agent as its sales agent, having an aggregate offering price of up to $5.0 million.

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

12. WARRANTS, OPTIONS AND RESTRICTED STOCK UNITS

Warrant Issued for Securities Purchase Agreement

On April 3, 2020, we entered into a Securities Purchase Agreement (“Securities Purchase Agreement”) with Horton Capital Management, LLC (“Horton”) which provided that Horton was committed to purchase up to an aggregate of $2.5 million of shares of the Company’s common stock over the term of the agreement, at the election of the Company. The Securities Purchase Agreement expired on March 31, 2021. No purchases were made under the Securities Purchase Agreement.

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

Below is a summary of warrant activities during the three-month period ended March 31, 2022:

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2021	601,949	$2.39	7.29	$-
Granted	-	-	-	-
Exercised	-	-		-
Cancelled	-	-		-
Outstanding at March 31, 2022	601,949	$2.46	7.08	$-
Exercisable at March 31, 2022	601,949	$2.46	7.08	$-

2020 Equity Incentive Plan

The 2020 Equity Incentive Plan provides for a total number of shares available for issuance of 3,745,621 shares of our common stock, and it provides for the granting of stock options, stock appreciation rights, and restricted stock to our employees, members of the Board of Directors and service providers. As of March 31, 2022, there were 283,000 shares available for issuance under the 2020 Plan.

Below is a summary of stock option activities during the three-month period ended March 31, 2022:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2021	960,838	$2.11	8.51	$-
Granted	-	-		-
Exercised	1,995	1.08		-
Cancelled	(73,340)	1.90		-
Outstanding at March 31, 2022	885,503	$1.87	8.48	$-
Exercisable at March 31, 2022	228,503	$2.18	6.77	$-

Below is a summary of restricted stock unit activity during the three-month period ended March 31, 2022:

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value per Share	Weighted Average Vesting Period in Years
Non-vested at December 31, 2021	492,500	$2.34	0.98
Granted	-	-
Vested	(114,050)	2.78
Cancelled and forfeited	(4,000)	2.92
Non-vested at March 31, 2022	374,450	$2.15	1.01

There are 232,800 shares of restricted stock units which have vested but had not yet been issued as of March 31, 2022.

For the three months ended March 31, 2022 and 2021, stock-based compensation and other equity instrument related expenses recognized in the consolidated statements of operations were as follows:

	Three Months Ended March 31,
	2022	2021
Cost of revenues	$39,969	$(42,193)
Sales and marketing	8,342	28,981
General and administrative expense	142,850	241,649
Total stock-based compensation expense	$191,161	$228,437

13. BASIC AND DILUTED NET LOSS PER SHARE

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

For the three months ended March 31, 2022, potentially dilutive securities consisted of options and warrants to purchase 1,487,452 shares of common stock at prices ranging from $1.44 to $3.60 per share. Of these potentially dilutive securities, none of the shares to purchase common stock from the options and warrants are included in the computation of diluted earnings per share, because the effect of including the remaining instruments would be anti-dilutive. Also excluded from potentially dilutive securities are 232,800 shares of restricted stock units vested but had not been issued as of March 31, 2022.

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

	Three Months Ended March 31,
	2022	2021
Numerators:
Net loss attributable to common shareholders	$(870,479)	$(920,311)

Denominator:
Denominator for basic calculation weighted average shares	13,250,464	12,041,074

Dilutive common stock equivalents:
Options and warrants	-	-
Restricted stock units vested but not issued	-	-
Denominator for diluted calculation weighted average shares	13,250,464	12,041,074

Net loss per share:
Basic net loss per share	$(0.07)	$(0.08)
Diluted net loss per share	$(0.07)	$(0.08)

14. REMAINING PERFORMANCE OBLIGATIONS

We had remaining performance obligations of approximately $17.9 million as of March 31, 2022. Our remaining performance obligations represent the amount of transaction price for which work has not been performed and revenue has not been recognized. When applying Accounting Standards Codification (“ASC”) Topic 606, with only the non-cancelable portion of these contracts included in our performance obligations we had approximately $15.5 million as of March 31, 2022. We expect to recognize revenue on approximately 93% of the remaining non-cancelable portion of these performance obligations over the next 24 months, with the balance thereafter.

15. CONCENTRATIONS

Cash Concentrations

At times, cash balances held in financial institutions are in excess of federally insured limits. Management performs periodic evaluations of the relative credit standing of financial institutions and limits the amount of risk by selecting financial institutions with a strong credit standing.

Major Customers

Our largest customer accounted for approximately 16% and 13% of our revenues for the three months ended March 31, 2022 and 2021, respectively. Our largest customer had accounts receivable totaling approximately $58,000 and $95,000 as of March 31, 2022, and December 31, 2021, respectively.

16. EARNOUT LIABILITY – BACKBONE ENTERPRISES

On October 31, 2019, we entered into a Stock Purchase Agreement (the “Backbone Purchase Agreement”) with Backbone Enterprises Inc., a Minnesota corporation (“Backbone”), and its stockholders, (the “Stockholders”), pursuant to which we acquired 100% of the issued and outstanding shares of common stock (the “Shares”) of Backbone from the Stockholders.

Pursuant to the Backbone Purchase Agreement, the aggregate purchase price paid for the Shares consisted of (i) a cash payment of $5.5 million, less certain transaction expenses (the “Cash Consideration”), (ii) the issuance of 491,804 shares of our common stock to the Stockholders, pro rata among the Stockholders in proportion to each Stockholder’s ownership of the Shares, and (iii) an earn-out, pursuant to which the Stockholders may be entitled to an additional $4.0 million based upon the post-closing financial performance of Backbone, to be calculated annually based upon revenue generated by the Backbone business during each year of the three-year earn-out period. The Cash Consideration was subject to adjustment based on closing working capital of Backbone, and $1.5 million of the Cash Consideration was placed into a third-party escrow account by us, against a portion of which we may make claims for indemnification.

There was no earnout paid for the first year of the earnout period. We performed a valuation of the contingent earn-out and marked down the fair value balance from $2.4 million to $1.3 million based on the potential of achieving a portion of the year two and three targets. This resulted in a gain from the reduction of the contingent earnout liability of $1.1 million in 2020. We performed an updated valuation of the contingent earn-out as of June 30, 2021, which resulted in a full write-off of the previous estimate of $1.3 million.

The Company renegotiated the terms of the earnout and as a result performed an updated valuation of the contingent earn-out as of September 30, 2021, which resulted in a recovery from the previous estimate of $0.3 million. As of December 31, 2021 we updated our valuation of the contingent earn-out which resulted in an additional recovery of $0.5 million. The earnout for year two of the earnout period totaled $0.3 million. Total cumulative amount earned for the year three earnout period through March 31, 2022 totaled 202,000 with payments related to year three earnout period during the three months ended March 31, 2022 were $49,000.

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

Readers should carefully review the risk factors described in other documents we file from time to time with the SEC, including our Form 10-K for the fiscal year ended December 31, 2021. You should interpret many of the risks identified in these reports as being heightened as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic and the global economic effect of ongoing geopolitical tensions and related economic sanctions. Our filings with the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those filings, pursuant to Sections 13(a) and 15(d) of the Exchange Act, are available free of charge at www.CynergisTek.com, when such reports are available via the EDGAR system maintained by the SEC at www.sec.gov.

OVERVIEW

We are engaged in the business of helping U.S. based companies in highly regulated industries, including healthcare, be prepared to handle unforeseen cyber threats, comply with regulations, and gain the confidence that their efforts are strengthening their security posture and building resilience. This is achieved through our cybersecurity, privacy, compliance and audit services.

CynergisTek was born in healthcare and is one of the few consulting and advisory companies focused on converging security and privacy with a methodology to validate the rigor and effectiveness of the programs as a managed service. We believe that our years of experience of understanding our clients’ unique challenges allows us to provide our customers with services designed around industry best practices to improve security controls, policies and procedures and to protect sensitive information. Our team of subject matter experts and consultants are comprised of knowledgeable professionals who have learned their craft both in the classroom and through years of practical on-the-job experience, including as policy makers, attorneys and leaders in cybersecurity, privacy, compliance and audit.

Our services are grouped to facilitate and assist our clients in implementing their programs, those groups follow a cyclical approach: assess, build, manage, and validate. These services are designed to meet the client where they are in their security journey as recurring managed services under long-term contracts structured to provide a sustainable and growing program, or under shorter duration consulting or professional services engagements.

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

Impact of COVID-19 Pandemic and Recent Capital Markets Disruption

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

Additionally the markets, and more specifically healthcare, have experienced an increase in pressures from rising inflation, rising interest rates. lowering bond rates and the impact to their revenues and operating margins. The resultant effect of these pressures is healthcare entities have slowed down their spend on things considered not mission critical or discretionary. Cybersecurity is discretionary as it relates to an organization’s propensity for managing risk, but it has a regulatory component which assures that organizations will continue to spend on cybersecurity.

The ongoing COVID-19 pandemic and ensuing governmental responses has caused significant uncertainty in the United States and global economies as well as the markets we serve has negatively impacted and could further materially adversely affect our business, financial condition and results of operations.

COVID-19 cases (including the spread of variants and mutant strains, such as the omicron variant) continue to surge in certain parts of the world and have resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. We remain unable to accurately predict the full impact that COVID-19 will have on our results of operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures. Our compliance with containment and mitigation measures materially impacted our day-to-day operations, and there can be no guaranty that the pandemic will not disrupt our business and operations or impair our ability to implement our business plan successfully.

More generally, the pandemic raises the possibility of an extended global economic downturn and has caused volatility in financial markets, which could affect demand for our products and services and impact our results and financial condition even after the pandemic is contained. For example, we may be unable to collect receivables from those customers significantly impacted by COVID-19. Also, a decrease in bookings in a given period could negatively affect our revenues in future periods, particularly if experienced on a sustained basis. The pandemic may also have the effect of heightening many of the other risks described in these Risk Factors and the Risk Factors set forth in the Company’s 2021 Form 10-K, particularly those risks associated with our customers.

Our current and potential customers’ businesses, specifically in the healthcare industry, have been directly impacted both financially and operationally in many ways by the pandemic. During this time, cybersecurity risks in healthcare have increased particularly with increased adoption of remote access and increased adoption of telehealth, as well as decreased budgets, diversion of resources and focus from all areas not directly related to patient care. In the current periods, the pandemic has led to customers delaying or deferring cybersecurity buying decisions, has limited our ability to visit customers and potential customers, and has resulted in an overall decrease in our orders, bookings and revenues in 2022 and 2021.

We took steps to reduce expenses throughout the Company over the past twenty-four months, including workforce reductions, substantially reducing Company travel, trade shows and other business meetings and decreasing expenditures. We have modified our business practices and implemented certain policies at our offices in accordance with best practices to accommodate, and at times mandate, remote work practices, including restricting employee travel, modifying employee work locations, and cancelling attendance at events and conferences. In addition, we have adapted new processes for interactions with our customers to safely manage our operations. Many of our customers have made similar modifications. If necessary, we may take further actions in the best interests of our employees, customers, partners and suppliers. There is no certainty that such measures will be sufficient to mitigate the risks posed by COVID-19, in which case our employees may become sick, our ability to perform critical functions could be harmed, and our business and operations could be negatively impacted.

With less resources allocated to cybersecurity in healthcare over the past twenty-four months, we believe risks are increasing and expect the industry will need to increase attention and spend on cybersecurity in the near future. However, the ultimate duration and impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows is uncertain. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business, and we anticipate that our results of operations in future periods may continue to be adversely impacted by the COVID-19 pandemic and its negative effects on global economic conditions.

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

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2022, Compared to the Three Months Ended March 31, 2021

Revenue

Revenue increased $0.5 million to $4.7 million for the three months ended March 31, 2022, as compared to the same period in 2021. Managed Services revenue decreased slightly by $0.1 million due to the impact of a slowdown in net new customers due to the COVID-19 pandemic. Consulting and professional services increased $0.6 million due to customers increasing spend as they start to get back to normal buying patterns after a period of reduced spending in response to the COVID-19 pandemic.

Cost of Revenue

Cost of revenue consists primarily of salaries and related expenses of direct labor and indirect support staff. Cost of revenue was $2.8 million for the three months ended March 31, 2022, as compared to $2.1 million for the same period in 2021. The increase was due to the prior year benefitting from the $0.5 million employee retention credit provided under the CARES Act, an additional $0.1 million in additional compensation due to increased cost of labor and $0.1 million in higher costs associated with third party tools required to deliver our services.

Gross margin was up 1% to 40% of revenue for the three months ended March 31, 2022. After adjusting for the prior year benefit from the employee retention tax credit, gross margin was 39% for the same period in 2021. Margins improved as a result of higher revenue allowing us to better leverage our operational overhead support.

Sales and Marketing

Sales and marketing expenses include salaries, commissions and expenses for sales and marketing personnel, travel and entertainment, and other selling and marketing costs. Sales and marketing expenses were flat at $1.2 million for each of the three months ended March 31, 2022 and 2021. This was due to $0.1 million in higher travel and trade show expenses as we get back on the road as part of business development and growth initiatives offsetting $0.1 million of employee retention tax credits provided under the CARES Act for 2021.

General and Administrative

General and administrative expenses include personnel costs for finance, administration, information systems, general management, facilities expenses, professional fees, legal expenses and other administrative costs including those required to be a publicly traded company. General and administrative expenses decreased $0.2 million to $1.5 million for the three months ended March 31, 2022, compared to $1.7 million for the three months ended March 31, 2021. The decrease is due to $0.1 million less in professional fees due to 2021 being higher and lower stock-based compensation offsetting $0.1 million of employee retention tax credits provided under the CARES Act for last year.

Depreciation

Depreciation expense was consistent at $48,000 for each of the three months ended March 31, 2022 and 2021.

Amortization of Acquisition-Related Intangibles

Amortization of acquisition-related intangibles was consistent at $0.3 million for each of the three months ended March 31, 2022 and 2021.

Net Interest Expense

Net interest expense for the three months ended March 31, 2022 was $2,000, compared to net interest expense of $20,000 for the same period in 2021. The decrease was due to lower interest expense from a lower outstanding debt balance from the paydown of the Seller Note.

Income Tax Benefit

Income tax benefit for the three months ended March 31, 2022 and 2021 was $0.3 million. These amounts were based on estimated annual income tax rates we anticipate for the year.

Liquidity and Capital Resources

As of March 31, 2022, our cash balance was $1.2 million, current assets minus current liabilities was positive $3.8 million and we have no long-term liabilities. In April of 2022 we received our $1.4 million tax refund. The level of additional cash needed to fund operations and our ability to conduct business for the next twelve months will be influenced primarily by the following factors:

•	The pace at which we choose to invest resources in growing our business, both organically and through acquisition or other transactions;

•	Our ability to manage our operating expenses and maintain gross margins while attracting, recruiting and retaining cybersecurity privacy professionals;

•

Demand for our services from healthcare providers; the near-term impact of the lingering economic effects of the COVID-19 pandemic on our customers’ allocation of time and resources to security and privacy, and their ability to pay for existing services as well as enter into new contractual arrangements during a period of crisis; and

•	General economic conditions and changes in healthcare reimbursement and regulatory environment, including effects of the COVID-19 pandemic.

We have historically funded our operating costs, acquisition activities, working capital requirements and capital expenditures with cash from operations, proceeds from the issuances of our common stock and other financing arrangements. As of the date of this Report on Form 10-Q, we are generating negative cash from operations and our overall revenue and business levels have been impacted by the COVID-19 pandemic over the past twenty-four months. Our customer base is heavily concentrated in the healthcare provider space. The healthcare industry has experienced financial and operational disruption due to the pandemic. Sales cycles are longer, cybersecurity projects have been delayed and budgets have been constrained as healthcare providers focus on patient care and navigating the pandemic. If the pandemic continues or there are resurgences in 2022 that impact our customers’ operations and resources available for cybersecurity and privacy projects, our cash flows, financial position and operating results for fiscal year 2022 and beyond could be negatively impacted.

During 2020 and 2021, we took actions to reduce expenses, conserve cash, and raise additional capital. During 2021, we raised $1.4 million in additional capital through an “at-the-market” or ATM offering. In addition, we received a $2.8 million PPP Loan (as described in Note 8 to the condensed consolidated financial statements below) which was fully forgiven in August 2021. We also received approximately $0.7 million per quarter in employee retention tax credits in the first three quarters of 2021 and a $1.4 million tax refund in April 2022. With the proceeds from the tax refund, PPP Loan and the employee retention tax credits, we were able to minimize staff reductions in the areas of Sales and Delivery, our primary customer facing roles, to lessen the impact to our customers during this time of heightened security risks for the healthcare industry. If necessary, we could further reduce personnel and other variable and semi-variable costs to conserve cash and operate as a going concern. However, those actions if required, could negatively impact our ability to grow the business as well as the overall long-term outlook of the business.

We believe that our existing sources of liquidity, including cash and cash equivalents, the ability to raise equity under our effective Registration Statement on Form S-3 as well as our ability to manage the business to decrease expenses if necessary, will be sufficient to meet our projected capital needs for at least the next twelve months. As we execute our plans over the next twelve months, we intend to carefully monitor the impact of growth initiatives on our operating expenses, working capital needs and cash balances relative to the availability of cost-effective debt and equity financing. In the event that capital is not available, we may then have to scale back operations, reduce expenses, and/or curtail future plans to manage our liquidity and capital resources. However, we cannot provide assurance that we will be able to raise additional capital. The lingering impact of the COVID-19 pandemic and ongoing geopolitical tensions and related economic sanctions create uncertainty and volatility in the financial markets which may impact our operations and our ability to access capital and/or the terms under which we can do so.

The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Application of Critical Accounting Policies and Estimates

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

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. Please see our audited consolidated financial statements and notes thereto which begin on page F-1 of our Annual Report on Form 10-K, which contain accounting policies and other disclosures required by GAAP and please refer to the disclosures in Note 1 of our consolidated financial statements for a summary of our significant accounting policies.

Reference is made to our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 28, 2022, for additional discussion of our critical accounting policies and estimates.

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

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS.

As of the date of this filing, except as set forth herein, there have been no material changes to the Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Commission on March 28, 2022 (the “2021 Form 10-K”). The Risk Factors set forth in the 2021 Form 10-K should be read carefully in connection with evaluating our business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q. Any of the risks described in the 2021 Form 10-K, could materially adversely affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. These are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

CYNERGISTEK, INC.

Date: May 16, 2022	By:	/s/ Michael McMillan
Michael McMillan
President and Chief Executive Officer (Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Paul T. Anthony
Paul T. Anthony
Chief Financial Officer (Principal Accounting Officer)

