Form 10-Q
period 2022-06-30
CYNERGISTEK, INC
filed 2022-08-15
CIK 1011432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Yes ☐     No ☒.

The number of shares of the issuer’s common stock, $0.001 par value, outstanding as of August 15, 2022, was 13,256,570.

CYNERGISTEK, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CYNERGISTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022 (unaudited)	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$1,412,979	$3,575,682
Accounts receivable, net of allowance for doubtful accounts	2,409,539	2,007,136
Unbilled services	731,018	542,952
Prepaid and other current assets	1,322,880	1,840,178
Income taxes receivable	50,920	1,484,851
Total current assets	5,927,335	9,450,799

Property and equipment, net	164,697	243,791
Deposits	34,310	34,310
Deferred income taxes	-	6,060,129
Intangible assets, net	4,175,430	4,701,491
Goodwill	8,394,483	8,394,483
Total assets	$18,696,255	$28,885,003
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,283,937	$1,453,454
Accrued compensation and benefits	426,287	1,189,472
Deferred revenue	1,618,072	1,663,719
Earnout liability	184,556	432,000
Promissory note to related party	-	140,625
Operating lease liability	-	45,233
Total current liabilities	3,512,852	4,924,503

Commitments and contingencies
Stockholders’ equity:
Common stock, par value at $0.001, 33,333,333 shares authorized, 13,256,570 shares issued and outstanding at June 30, 2022, and 13,248,024 shares issued and outstanding at December 31, 2021	13,256	13,248
Additional paid-in capital	41,688,485	41,318,917
Accumulated deficit	(26,518,338)	(17,371,665)
Total stockholders’ equity	15,183,403	23,960,500
Total liabilities and stockholders’ equity	$18,696,255	$28,885,003

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYNERGISTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net revenues	$3,943,394	$3,875,143	$8,603,962	$8,048,664
Cost of revenues	2,636,086	2,083,056	5,428,651	4,173,890
Gross profit	1,307,308	1,792,087	3,175,311	3,874,774
Operating expenses:
Sales and marketing expenses	1,186,407	1,242,240	2,363,739	2,454,620
General and administrative expenses	1,745,609	1,470,593	3,269,688	3,147,251
Change in valuation of contingent earn-out	-	(1,300,000)	-	(1,300,000)
Depreciation	37,130	48,186	85,352	95,882
Amortization of acquisition-related intangibles	263,031	340,528	526,061	681,056
Total operating expenses	3,232,177	1,801,547	6,244,840	5,078,809
Loss from operations	(1,924,869)	(9,460)	(3,069,529)	(1,204,035)
Other (expense) income:
Other (expense) income	(195)	11	(195)	11
Interest expense	-	(17,339)	(1,819)	(37,340)
Total other (expense) income	(195)	(17,328)	(2,014)	(37,329)

Loss before provision for income taxes	(1,925,064)	(26,788)	(3,071,543)	(1,241,364)
Income tax (expense) benefit	(6,351,130)	(20,100)	(6,075,130)	279,999
Net loss	$(8,276,194)	$(46,888)	$(9,146,673)	$(961,365)

Net loss per share:
Basic	$(0.62)	$(0.00)	$(0.69)	$(0.08)
Diluted	$(0.62)	$(0.00)	$(0.69)	$(0.08)

Number of weighted average shares outstanding:
Basic	13,256,570	12,120,698	13,253,551	12,081,328
Diluted	13,256,570	12,120,698	13,253,551	12,081,328

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYNERGISTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED JUNE 30, 2022 and 2021

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	13,248,024	$13,248	$41,318,917	$(17,371,665)	$23,960,500
Stock compensation expense for equity awards granted to employees and directors	-	-	191,161	-	191,161
Restricted stock units exercised	8,546	8	(8)	-	-
Net loss	-	-	-	(870,479)	(870,479)
Balance at March 31, 2022	13,256,570	$13,256	$41,510,070	$(18,242,144)	$23,281,182
Stock compensation expense for equity awards granted to employees and directors	-	-	178,415	-	178,415
Net loss	-	-	-	(8,276,194)	(8,276,194)
Balance at June 30, 2022	13,256,570	$13,256	$41,688,485	$(26,518,338)	$15,183,403

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	12,024,967	$12,024	$38,564,520	$(15,125,086)	$23,451,458
Stock compensation expense for equity awards granted to employees and directors	-	-	228,437	-	228,437
Restricted stock units exercised	95,731	96	(96)	-	-
Net loss	-	-	-	(914,477)	(914,477)
Balance at March 31, 2021	12,120,698	$12,120	$38,792,861	$(16,039,563)	$22,765,418
Stock compensation expense for equity awards granted to employees and directors	-	-	338,272	-	338,272
Net loss	-	-	-	(46,888)	(46,888)
Balance at June 30, 2021	12,120,698	$12,120	$39,131,133	$(16,086,451)	$23,056,802

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYNERGISTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(9,146,673)	$(961,365)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	85,352	95,882
Amortization of intangible assets	526,061	681,056
Change in net deferred tax assets	6,060,129	(66,420)
Bad debt expense	-	20,625
Stock compensation for equity awards granted to employees and directors	369,576	566,709
Change in valuation of contingent earn-out	-	(1,300,000)
Other	-	(17,911)
Changes in operating assets and liabilities:
Accounts receivable	(402,403)	71,954
Unbilled services	(188,066)	17,682
Prepaid and other current assets	517,299	361,721
Income taxes receivable	1,433,931	(236,590)
Deposits	-	17,210
Accounts payable and accrued expenses	(169,517)	(465,474)
Accrued compensation and benefits	(763,185)	(312,117)
Deferred revenue	(45,647)	259,157
Earnout liability	(247,444)	-
Net cash used for operating activities	(1,970,587)	(1,267,881)
Cash flows from investing activities:
Purchases of property and equipment	(51,491)	(38,696)
Net cash used for investing activities	(51,491)	(38,696)
Cash flows from financing activities:
Payments on promissory note to related party	(140,625)	(281,250)
Net cash used for financing activities	(140,625)	(281,250)
Net change in cash and cash equivalents	(2,162,703)	(1,587,827)
Cash and cash equivalents, beginning of period	3,575,682	5,613,654
Cash and cash equivalents, end of period	$1,412,979	$4,025,827

The accompanying notes are an integral part of these condensed consolidated financial statements.

6

CYNERGISTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

	Six Months Ended June 30,
	2022	2021
Supplemental disclosure of cash flow information:
Interest paid	$1,818	$23,209
Income taxes (refunded) paid	$(1,418,931)	$23,012

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2022 AND 2021

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

On May 23, 2022, we entered into the Merger Agreement (defined below) as described in Note 2 to the condensed consolidated financial statements below.

Liquidity and Capital Resources

As of June 30, 2022, our cash balance was $1.4 million, current assets minus current liabilities was positive $2.4 million and we have no long-term liabilities. In April of 2022 we received a $1.4 million tax refund and in August of 2022 we delivered a revolving promissory note to Clearwater (defined below) in the principal amount not to exceed $750,000 in connection with the Clearwater Revolving Loan (defined below), as described in Note 10 to the condensed consolidated financial statements below. The level of additional cash needed to fund operations and our ability to conduct business for the next twelve months will be influenced primarily by the following factors:

•	The pace at which we choose to invest resources in growing our business, both organically and through acquisition or other transactions;

•	Our ability to manage our operating expenses and maintain gross margins while attracting, recruiting and retaining cybersecurity privacy professionals;

•

Demand for our services from healthcare providers; the near-term impact of the lingering economic effects of the COVID-19 pandemic on our customers’ allocation of time and resources to security and privacy, and their ability to pay for existing services as well as enter into new contractual arrangements during a period of crisis; and

8

•

The continued economic uncertainty, including related to the COVID-19 pandemic, the conflict in Ukraine and related sanctions against Russia and Belarus, and inflationary pressures (including specifically, but not limited to, human capital costs which are essential to CynergisTek’s business), as well as the impact that such uncertainty has had, and could continue to have, on CynergisTek’s customers and industry and business and operating results.

•

The success or failure to complete the Merger and the potential impact that the Merger Agreement may be terminated under certain circumstances that requires us to pay Clearwater a termination fee of $710,000; the outcome of any legal proceedings that may be instituted against us and others related to the Merger Agreement; risks that the proposed Merger disrupts our current operations or affects our ability to retain or recruit key employees; the amount of the costs, fees, expenses and charges related to the Merger Agreement or the Merger; risks related to the Merger diverting management’s or employees’ attention from ongoing business operations; risks that our stock price may decline significantly if the Merger is not completed.

We have historically funded our operating costs, acquisition activities, working capital requirements and capital expenditures with cash from operations, proceeds from the issuances of our common stock and other financing arrangements. As of the date of this Report on Form 10-Q, we are generating negative cash from operations and our overall revenue and business levels have been impacted by the COVID-19 pandemic over the past twenty-four months. Our customer base is heavily concentrated in the healthcare provider space. The healthcare industry has experienced financial and operational disruption due to the pandemic. Sales cycles are longer, cybersecurity projects have been delayed and budgets have been constrained as healthcare providers focus on patient care and navigating the pandemic. If the pandemic continues or there are resurgences in 2022 and beyond that impact our customers’ operations and resources available for cybersecurity and privacy projects, our cash flows, financial position and operating results for fiscal year 2022 and beyond could be negatively impacted.

During 2020 and 2021, we took actions to reduce expenses, conserve cash, and raise additional capital. During 2021, we raised $1.4 million in additional capital through an “at-the-market” or ATM offering. In addition, we received a $2.8 million PPP Loan (as described in Note 9 to the condensed consolidated financial statements below) which was fully forgiven in August 2021. We also received approximately $0.7 million per quarter in employee retention tax credits in the first three quarters of 2021 and a $1.4 million tax refund in April 2022. With the proceeds from the tax refund, PPP Loan and the employee retention tax credits, we were able to minimize staff reductions in the areas of Sales and Delivery, our primary customer facing roles, to lessen the impact to our customers during this time of heightened security risks for the healthcare industry. If necessary, we could further reduce personnel and other variable and semi-variable costs to conserve cash and operate as a going concern. However, those actions if required, could negatively impact our ability to grow the business as well as the overall long-term outlook of the business.

We recently delivered a revolving promissory note in the principal amount up to $750,000 to Clearwater which allows the Company to draw upon the available credit in increments of at least $50,000 as and when needed, as described in Note 10 to the condensed consolidated financial statements below.

We believe that our existing sources of liquidity, including cash and cash equivalents, the ability to raise equity under our effective Registration Statement on Form S-3, the $750,000 Clearwater Revolving Loan as well as our ability to manage the business to decrease expenses, if necessary, will be sufficient to meet our projected capital needs for at least the next twelve months. If the Merger does not consummate in the short-term, as we execute our plans over the next twelve months, we intend to carefully monitor the impact of growth initiatives on our operating expenses, working capital needs and cash balances relative to the availability of cost-effective debt and equity financing. Based on the Company’s current liquidity, and its potential merger-related costs, including payments which would be accelerated under the revolving promissory note if the merger were not consummated, it is anticipated that the Company would be required to raise additional capital to meet its obligations and such capital may not be available, or may not be available on acceptable terms at that time. In the event that capital is not available, we may then have to scale back operations, reduce expenses, and/or curtail future plans to manage our liquidity and capital resources. However, we cannot provide assurance that we will be able to raise additional capital. The lingering impact of the COVID-19 pandemic, the conflict in Ukraine and related sanctions against Russia and Belarus, and inflationary pressures (including specifically, but not limited to, human capital costs which are essential to CynergisTek’s business), as well as the impact that such uncertainty has had, and could continue to have, on CynergisTek’s customers and industry and business and operating results create uncertainty and volatility in the financial markets which may impact our operations and our ability to access capital and/or the terms under which we can do so.

The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. PENDING MERGER WITH CLEARWATER COMPLIANCE LLC

On May 23, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Clearwater Compliance LLC, a Tennessee limited liability company ( “Clearwater”), and Clearwater Compliance Acquisition Company I, a Delaware corporation and a wholly owned subsidiary of the Clearwater (the “Merger Sub”). Clearwater is a portfolio company of funds affiliated with Altaris Capital Partners, LLC. The Merger Agreement provides, subject to its terms and conditions, for the acquisition of the Company by Clearwater through the merger of Merger Sub with and into the Company, with the Company surviving the Merger as a wholly owned subsidiary of Clearwater (the “Merger”).

As a result of the Merger, each share of common stock of the Company (“Common Stock”) that is issued and outstanding immediately prior to the effective time of the Merger (the “Effective Time”) (other than shares owned by any subsidiary of the Company, the Merger Sub, Clearwater or any other subsidiary of Clearwater immediately prior to the Effective Time (all of which will be canceled) and shares held by any holder who is entitled to, and who has perfected, appraisal rights under Delaware law) will be automatically converted into the right to receive cash in an amount of $1.25 per share, without interest, subject to any required withholding of taxes (the “Merger Consideration”). Additionally, each outstanding and unexercised Company stock option at the Effective Time shall vest in full and automatically be canceled and converted into the right to receive the excess, if any, of the Merger Consideration over the exercise price per share of such stock option; provided that, in the event that the exercise price of any such stock option is equal to or greater than the Merger Consideration, such stock option will be canceled, without any consideration being payable in respect thereof and have no further force or effect; and each Company restricted stock unit that is then outstanding and unvested shall vest in full and automatically be canceled and converted into the right to receive the Merger Consideration. Also, at or prior to the Effective Time, any outstanding but unexercised warrants to purchase Common Stock shall be canceled and, in certain circumstances, payment therefor will be paid to such warrant holders in accordance with the terms of their respective warrants.

In connection with the negotiation and execution of the Merger Agreement, the Company has incurred legal, consulting and accounting fees of approximately $406,000 through the quarter ended June 30, 2022.

A special meeting of stockholders of the Company will be held at 3:00 p.m. Central Time on August 31, 2022, to approve and adopt the Merger Agreement and approve the Merger, among other matters.

3. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

4. DEFERRED COMMISSIONS

Our incremental costs of obtaining a contract, which consist of sales commissions, are deferred and amortized over the period of contract performance. Deferred commissions are included in prepaid and other current assets in our consolidated balance sheets. We had $553,000 and $760,000 of unamortized deferred commissions as of June 30, 2022, and December 31, 2021, respectively. We had $241,000 and $406,000 of commissions expense for the three and six months ended June 30, 2022, respectively. Commissions expense for the three and six months ended June 30, 2021, was $184,000 and $367,000, respectively.

5. PROPERTY AND EQUIPMENT

A summary of property and equipment follows:

	June 30, 2022	December 31, 2021
Furniture and fixtures	$235,245	$235,245
Computers and office equipment	955,347	903,856
Right of use assets	-	214,446
Property and equipment at cost	1,190,592	1,353,547
Less accumulated depreciation and amortization	(1,025,895)	(1,109,756)
	$164,697	$243,791

6. LEASES

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

For all asset classes, we elected to (i) not recognize a right-of-use asset and lease liability for leases that we leased with a term of 12 months or less and (ii) not separate non-lease components from lease components, and we have accounted for combined lease and non-lease components as a single lease component.

Operating lease expense was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease cost	$38,790	$82,740	$78,937	$266,536
Sublet income	-	(19,954)	-	(148,491)
Net operating lease cost	$38,790	$62,786	$78,937	$118,045

7. INTANGIBLE ASSETS

Intangible assets are amortized over expected useful lives ranging from 1.5 to 10 years and consist of the following:

	June 30, 2022			December 31, 2021
	Carrying Amount	Accumulated Amortization and Impairment	Net Book Value	Carrying Amount	Accumulated Amortization and Impairment	Net Book Value
Acquired technology	$10,100,000	$(6,254,371)	$3,845,629	$10,100,000	$(5,814,486)	$4,285,514
Customer relationships	4,650,000	(4,553,529)	96,471	4,650,000	(4,517,353)	132,647
Trademarks	2,300,000	(2,066,670)	233,330	2,300,000	(2,016,670)	283,330
Total	$17,050,000	$(12,874,570)	$4,175,430	$17,050,000	$(12,348,509)	$4,701,491

8. DEFERRED REVENUE

We record deferred revenues when amounts are billed to customers, or cash is received from customers, in advance of our performance. During the three months ended June 30, 2022 and 2021, $575,000 and $654,000, respectively, of managed services revenues were recognized, that were included in deferred revenue at the beginning of the respective periods. During the three months ended June 30, 2022 and 2021, $276,000 and $243,000, respectively, of consulting and professional services revenues were recognized, that were included in deferred revenue at the beginning of the respective periods.

During the six months ended June 30, 2022 and 2021, $833,000 and $798,000, respectively, of managed services revenues were recognized, that were included in deferred revenue at the beginning of the respective periods. During the six months ended June 30, 2022 and 2021, $681,000 and $260,000, respectively, of consulting and professional services revenues were recognized, that were included in deferred revenue at the beginning of the respective periods.

9. PAYCHECK PROTECTION PROGRAM LOAN

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

The Company recognized interest charges of approximately $7,000 and $14,000, respectively for the three and six months ended June 30, 2021. The Company received notice from the SBA in August 2021 that the full principal balance and related interest were forgiven.

10. PROMISSORY NOTES

In connection with the acquisition of CTEK Security, Inc. (formerly CynergisTek, Inc.), we issued a promissory note totaling $4,500,000 to Michael McMillan (the “Seller Note”). In March 2018, the Company repaid $2,250,000 plus accrued interest on the Seller Note and agreed to amend and restate the Seller Note in the remaining principal amount of $2,250,000. The Seller Note bore interest at a rate of 8% per annum, provided for quarterly payments of principal and interest and matured on March 31, 2022. As of June 30, 2022, and December 31, 2021, the outstanding principal balance due under the Seller Note was $0 and $0.1 million, respectively.

Interest charges associated with the Seller Note totaled approximately $0 and $2,000, respectively for the three and six months ended June 30, 2022, and $10,000 and $23,000, respectively for the three and six months ended June 30, 2021.

In August of 2022, we issued a revolving promissory note in a principal amount of up to $750,000 to Clearwater (the “Clearwater Note”). The Clearwater Note bears interest at a rate of 10.0% per annum and provides for quarterly payments of principal and interest. CynergisTek may make advances under the Clearwater Note in such amounts and at such times as we request from time to time in increments of at least $50,000, but not more than $750,000 in the aggregate (“the Clearwater Revolving Loan”).

The Clearwater Note matures and any remaining outstanding principal balance and all accrued and unpaid interest shall become due and payable upon the earliest to occur of (i) the five-year anniversary of the date hereof, (ii) the termination of the Merger Agreement, or (iii) the incurrence by CynergisTek or any of its subsidiaries of any debt of any kind whatsoever from a third party, other than payables incurred in the ordinary course of business; provided, however, that (x) if the Merger Agreement is terminated pursuant to Sections 7.1(a), 7.1(b), 7.1(c), 7.1(d), or 7.1(g) of the Merger Agreement, then all outstanding principal and interest under the Clearwater Note shall be due and payable by the 60th day following such termination; and (y) if the Merger Agreement is terminated in connection with the entry into an Acquisition Transaction (as such term is defined in the Merger Agreement), then CynergisTek shall be required to repay all outstanding interest and principal then due under the Clearwater Note as a condition to, and prior to or concurrently with, the termination of the Merger Agreement by CynergisTek.

11. REVENUES

Below is a summary of our revenues disaggregated by revenue source.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Managed services	$2,152,315	$2,184,051	$4,503,343	$4,608,661
Consulting and professional services	1,791,079	1,691,092	4,100,619	3,440,003
Net revenues	$3,943,394	$3,875,143	$8,603,962	$8,048,664

12. WARRANTS, OPTIONS AND RESTRICTED STOCK UNITS

Warrant Issued for Securities Purchase Agreement

On April 3, 2020, we entered into a Securities Purchase Agreement (“Securities Purchase Agreement “) with Horton Capital Management, LLC (“Horton”) which provided that Horton was committed to purchase up to an aggregate of $2.5 million of shares of the Company’s common stock over the term of the agreement, at the election of the Company. The Stock Purchase Agreement expired on March 31, 2021. No purchases were made under the Securities Purchase Agreement.

Upon signing the agreement, the Company issued Horton a warrant (the “Horton Warrant”) to purchase up to 500,000 shares of common stock in consideration of Horton’s obligation to purchase the shares, at an exercise price of $2.50 per share, subject to certain anti-dilution adjustments as set forth in the warrant. The fair value of this warrant of $0.4 million was determined using the Black-Scholes option-pricing model and was expensed during the second quarter of 2020.

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

The Horton Warrant provides that in the event of a fundamental transaction, including the consolidation or merger of CynergisTek with or into another person (such as the Merger as described in Note 2 to the condensed consolidated financial statements above), CynergisTek may elect to purchase the Horton Warrant from the holder thereof by paying an amount of cash equal to the Black Scholes Value (as determined based on the Black and Scholes Option Pricing Model obtained from the “OV” function on a Bloomberg Terminal as of the day of consummation of the applicable fundamental transaction, as described in the Horton Warrant) of the remaining unexercised portion of the Horton Warrant, subject to a cap of $300,000. Because the actual Black Scholes Value of the remaining unexercised portion of the Horton Warrant is projected to exceed the cap, CynergisTek will be required, prior to the Merger, to purchase or cancel the Horton Warrant in exchange for payment of $300,000. The payment of such amount for the cancellation of the Horton Warrant has been included in the overall equity value of the proposed Merger transaction.

The detailed terms and conditions of the Horton Securities Purchase Agreement and the Horton Warrant can be found in the documents, which were included as Exhibits 10.1 and 10.3, respectively, to our Current Report on Form 8-K, filed with the SEC on April 7, 2020.

Below is a summary of warrant activities during the six-month period ended June 30, 2022:

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2021	601,949	$2.39	7.29	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Canceled	-	-	-	-
Outstanding at June 30, 2022	601,949	$2.46	6.82	$-
Exercisable at June 30, 2022	601,949	$2.46	6.82	$-

2020 Equity Incentive Plan

The 2020 Equity Incentive Plan provides for a total number of shares available for issuance of 3,745,621 shares of our common stock, and it provides for the granting of stock options, stock appreciation rights, restricted stock units and restricted stock to our employees, members of the Board of Directors and service providers. As of June 30, 2022, there were 211,000 shares available for issuance under the 2020 Plan.

Below is a summary of stock option activities during the six-month period ended June 30, 2022:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2021	960,838	$2.11	8.51	$-
Granted	-	-	-	-
Exercised	(1,995)	1.08	-	-
Canceled	(76,340)	1.90	-	-
Outstanding at June 30, 2022	882,503	$1.87	8.22	$-
Exercisable at June 30, 2022	278,503	$2.05	6.77	$-

Each stock option (whether vested or unvested) that is outstanding as of immediately prior to the Merger as described in Note 2 to the condensed consolidated financial statements above shall vest in full effective immediately prior to the Merger and shall automatically be canceled and converted into the right to receive an amount in cash, without interest, equal to the product of (i) the total number of shares of CynergisTek common stock underlying such stock option, multiplied by (ii) the excess, if any, of the Merger Consideration over the applicable exercise price per share of such stock option. Because the applicable exercise price of all stock options is greater than the Merger Consideration, all stock options will be canceled at the time of the Merger without any consideration.

Below is a summary of restricted stock unit activity during the six-month period ended June 30, 2022:

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value per Share	Weighted Average Vesting Period in Years
Non-vested at December 31, 2021	492,500	$2.34	0.98
Granted	75,000	1.09
Vested	(114,050)	2.78
Canceled and forfeited	(4,000)	2.92
Non-vested at June 30, 2022	449,450	$1.98	1.09

There are 232,800 shares of restricted stock units which have vested but had not yet been issued as of June 30, 2022.

Each restricted stock unit that is outstanding and unvested as of immediately prior to the Merger shall vest in full, effective immediately prior to the Merger, and shall automatically be canceled and converted into the right to receive from an amount in cash, without interest, equal to the product of (i) the aggregate number of shares of CynergisTek common stock underlying the restricted stock unit multiplied by (ii) the Merger Consideration.

For the three and six months ended June 30, 2022 and 2021, stock-based compensation and other equity instrument related expenses recognized in the consolidated statements of operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenues	$46,401	$39,002	$86,370	$(3,191)
Sales and marketing expense	18,807	34,850	27,149	63,831
General and administrative expense	113,207	264,420	256,057	506,069
Total stock-based compensation expense	$178,415	$338,272	$369,576	$566,709

13. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which is uncertain. A valuation allowance, in an amount equal to the net deferred tax asset of $6,853,130 as of June 30, 2022 has been established to reflect these uncertainties.

14. BASIC AND DILUTED NET LOSS PER SHARE

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

For the three and six months ended June 30, 2022, potentially dilutive securities consisted of options and warrants to purchase 1,484,452 shares of common stock at prices ranging from $1.44 to $3.30 per share. Of these potentially dilutive securities, none of the shares to purchase common stock from the options and warrants are included in the computation of diluted earnings per share, because the effect of including the remaining instruments would be anti-dilutive. Also excluded from potentially dilutive securities are 449,450 shares of non-vested restricted stock units and 232,800 shares of restricted stock units which vested but had not been issued as of June 30, 2022.

For the three and six months ended June 30, 2021, potentially dilutive securities consisted of options and warrants to purchase 1,705,199 shares of common stock at prices ranging from $1.08 to $4.86 per share. Of these potentially dilutive securities, none of the shares to purchase common stock from the options and warrants are included in the computation of diluted earnings per share, because the effect of including the remaining instruments would be anti-dilutive. Also excluded from potentially dilutive securities are 741,850 shares of non-vested restricted stock units and 125,000 shares of restricted stock units which have vested but had not been issued as of June 30, 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerators:
Net loss attributable to common stockholders	$(8,276,194)	$(46,888)	$(9,146,673)	$(967,199)

Denominator:
Denominator for basic calculation weighted average shares	13,256,570	12,120,698	13,253,551	12,081,328

Dilutive common stock equivalents:
Options and warrants	-	-	-	-
Restricted stock units vested but not issued	-	-	-	-

Denominator for diluted calculation weighted average shares	13,256,570	12,120,698	13,253,551	12,081,328

Net loss per share:
Basic	$(0.62)	$(0.00)	$(0.69)	$(0.08)
Diluted	$(0.62)	$(0.00)	$(0.69)	$(0.08)

15. REMAINING PERFORMANCE OBLIGATIONS

We had remaining performance obligations of approximately $17.4 million as of June 30, 2022. Our remaining performance obligations represent the amount of transaction price for which work has not been performed and revenue has not been recognized. When applying Accounting Standards Codification (“ASC”) Topic 606, with only the non-cancelable portion of these contracts included in our performance obligations we had approximately $15.3 million as of June 30, 2022. We expect to recognize revenue on approximately 94% of the remaining non-cancelable portion of these performance obligations over the next 24 months, with the balance thereafter.

16. CONCENTRATIONS

Cash Concentrations

At times, cash balances held in financial institutions are in excess of federally insured limits. Management performs periodic evaluations of the relative credit standing of financial institutions and limits the amount of risk by selecting financial institutions with a strong credit standing.

Major Customers

Our largest customer accounted for approximately 15% and 14% of our revenues for the six months ended June 30, 2022 and 2021, respectively. Our largest customer had accounts receivable totaling approximately $164,000 and $95,000 as of June 30, 2022, and December 31, 2021, respectively.

17. EARNOUT LIABILITY – BACKBONE ENTERPRISES

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

The Company renegotiated the terms of the earnout and as a result performed an updated valuation of the contingent earn-out as of September 30, 2021, which resulted in a recovery from the previous estimate of $0.3 million. As of December 31, 2021 we updated our valuation of the contingent earn-out which resulted in an additional recovery of $0.5 million. The earnout for year two of the earnout period totaled $0.3 million. Total cumulative amount earned for the year three earnout period through June 30, 2022 totaled $359,000 with payments related to year three earnout period during the six months ended June 30, 2022 were $259,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, and is subject to the safe harbors created by those sections. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements.

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

Readers should carefully review the risk factors described in this quarterly report and in other documents we file from time to time with the SEC, including our Form 10-K for the fiscal year ended December 31, 2021. You should interpret many of the risks identified in these reports as being heightened as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic and the global economic effect of ongoing geopolitical tensions and related economic sanctions. Our filings with the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those filings, pursuant to Sections 13(a) and 15(d) of the Exchange Act, are available free of charge at www.CynergisTek.com, when such reports are available via the EDGAR system maintained by the SEC at www.sec.gov.

On May 23, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Clearwater Compliance LLC, a Tennessee limited liability company ( “Clearwater”), and Clearwater Compliance Acquisition Company I, a Delaware corporation and a wholly owned subsidiary of Clearwater (the “Merger Sub”). Clearwater is a portfolio company of funds affiliated with Altaris Capital Partners, LLC. The Merger Agreement provides, subject to its terms and conditions, for the acquisition of the Company by Clearwater through the merger of Merger Sub with and into the Company, with the Company surviving the Merger as a wholly owned subsidiary of Clearwater (the “Merger”).

As a result of the Merger, each share of common stock of the Company (“Common Stock”) that is issued and outstanding immediately prior to the effective time of the Merger (the “Effective Time”) (other than shares owned by any subsidiary of the Company, the Merger Sub, Clearwater or any other subsidiary of Clearwater immediately prior to the Effective Time (all of which will be canceled) and shares held by any holder who is entitled to, and who has perfected, appraisal rights under Delaware law) will be automatically converted into the right to receive cash in an amount of $1.25 per share, without interest, subject to any required withholding of taxes (the “Merger Consideration”). Additionally, each outstanding and unexercised Company stock option at the Effective Time shall vest in full and automatically be canceled and converted into the right to receive the excess, if any, of the Merger Consideration over the exercise price per share of such stock option; provided that, in the event that the exercise price of any such stock option is equal to or greater than the Merger Consideration, such stock option will be canceled, without any consideration being payable in respect thereof and have no further force or effect; and each Company restricted stock unit that is then outstanding and unvested shall vest in full and automatically be canceled and converted into the right to receive the Merger Consideration. Also, at or prior to the Effective Time, any outstanding but unexercised warrants to purchase Common Stock shall be canceled and, in certain circumstances, payment therefor will be paid to such warrant holders in accordance with the terms of their respective warrants.

In connection with the negotiation and execution of the Merger Agreement, the Company has incurred legal, consulting and accounting fees of approximately $406,000 through the quarter ended June 30, 2022.

A special meeting of stockholders of the Company will be held at 3:00 p.m. Central Time on August 31, 2022, to approve and adopt the Merger Agreement and approve the Merger, among other matters.

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

Additionally, the markets, and more specifically healthcare, have experienced an increase in pressures from rising inflation, rising interest rates, lowering bond rates and the impact to their revenues and operating margins. The resultant effect of these pressures is healthcare entities have slowed down their spend on things considered not mission critical or discretionary. Cybersecurity is discretionary as it relates to an organization’s propensity for managing risk, but it has a regulatory component which assures that organizations will continue to spend on cybersecurity.

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

Impact if the Merger Agreement is Not Approved by Stockholders or if the Merger is Not Completed for Any Other Reason

If the Merger Agreement is not approved and adopted by stockholders and the Merger is not approved by stockholders, or if the Merger is not completed for any other reason:

•	CynergisTek may be required to repay the full outstanding amount of the principal and interest owing under the Clearwater Revolving Loan concurrent with the termination of the Merger Agreement or within 60 days thereafter (depending on the circumstances of such termination).
•	under certain specified circumstances, CynergisTek will be required to pay Clearwater a termination fee of $710,000, upon the termination of the Merger Agreement;
•	(a) CynergisTek will remain an independent public company; (b) CynergisTek common stock will continue to be listed and traded on NYSE American and registered under the Exchange Act; and (c) CynergisTek will continue to file periodic reports with the SEC;
•	the stockholders of CynergisTek will not be entitled to, nor will they receive, any payment for their respective shares of CynergisTek common stock pursuant to the Merger Agreement;
•	the price of CynergisTek common stock may decline significantly, and if that were to occur, it is uncertain when, if ever, the price of CynergisTek common stock would return to the price at which it trades as of the date of this report;
•	we anticipate that (a) management will operate the business in a manner similar to that in which it is being operated today and (b) stockholders will be subject to similar types of risks and uncertainties as those to which they are currently subject, some of which have been described in this quarterly report, and in CynergisTek’s filings with the SEC, including in our most recent filing on Form 10-K, as amended, including, but not limited to, risks and uncertainties with respect to CynergisTek’s business, prospects and results of operations, as such may be affected by, among other things, the highly competitive industry in which CynergisTek operates and economic conditions;
•	the CynergisTek Board of Directors will continue to evaluate and review CynergisTek’s business operations, strategic direction and capitalization, among other things, and will make such changes as are deemed appropriate; irrespective of these efforts, it is possible that no other transaction acceptable to the CynergisTek Board of Directors will be offered or that CynergisTek’s business, prospects and results of operations will be adversely impacted.

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

RESULTS OF OPERATIONS

For the Three Months Ended June 30, 2022, Compared to the Three Months Ended June 30, 2021

Revenue

Revenue increased $0.1 million to $3.9 million for the three months ended June 30, 2022, as compared to the same period in 2021. Managed Services revenue was comparable at $2.1 million and Consulting and professional services increased $0.1 million to $1.8 million due to certain projects being completed during the quarter. The Company is starting to see extended sales cycles and delays in renewals as a result of recent economic conditions that could negatively impact future revenue growth.

Cost of Revenue

Cost of revenue consists primarily of salaries and related expenses of direct labor and indirect support staff. Cost of revenue was $2.6 million for the three months ended June 30, 2022, as compared to $2.1 million for the same period in 2021. The increase was due to the prior year benefitting from the $0.5 million employee retention credit provided under the CARES Act.

Gross margin was down 13% to 33% of revenue for the three months ended June 30, 2022. After adjusting for the prior year benefit from the employee retention tax credit, gross margin was comparable at 33% for the same period in 2021.

Sales and Marketing

Sales and marketing expenses include salaries, commissions and expenses for sales and marketing personnel, travel and entertainment, and other selling and marketing costs. Sales and marketing expenses were flat at $1.2 million for the three months ended June 30, 2022 and 2021. This was due to $0.1 million in lower marketing expenses in 2022 offsetting $0.1 million of employee retention tax credits provided under the CARES Act for 2021.

General and Administrative

General and administrative expenses include personnel costs for finance, administration, information systems, general management, facilities expenses, professional fees, legal expenses and other administrative costs including those required to be a publicly traded company. General and administrative expenses increased to $1.7 million for the three months ended June 30, 2022, compared to $1.5 million for the three months ended June 30, 2021. The increase is due to prior year benefitting from a $0.1 million employee retention tax credit, an additional $0.1 million in additional payroll and benefits offset by $0.2 million lower stock-based compensation and $0.2 million increase in professional fees related to the Merger transaction (as described in Note 2 to the condensed consolidated financial statements).

Change in Valuation of Contingent Earn-out

We performed a valuation of the contingent earn-out to the sellers of Backbone Enterprises, Inc. as of June 30, 2021 which resulted in a reduction of the previous estimate of $1,300,000 related to the potential for payout for not meeting earn-out criteria in the final two years of the annual earn-out measurement periods.

Depreciation

Depreciation expense was $37,000 for the three months ended June 30, 2022, compared to $48,000 for the same period in 2021.

Amortization of Acquisition-Related Intangibles

Amortization of acquisition-related intangibles was $0.3 million for the three months ended June 30, 2022 and 2021.

Net Interest Expense

Net interest expense for the three months ended June 30, 2022, was $0, compared to net interest expense of $17,000 for the same period in 2021. The decrease was due to a lower outstanding debt balance.

Income Tax

Income tax expense for the three months ended June 30, 2022, was $6.4 million, compared to $20,000 for the same period in 2021. The expense in 2022 is a result of the recording of a valuation allowance against our deferred tax assets from timing differences on recognizing future deductions against taxable income, including NOL carryforwards. Management recorded the valuation allowance given recent consecutive years of losses and its determination that it is more likely that such assets will not be realized in future periods. 2021 amount was based on estimated annual income tax rates we anticipated for the year.

For the Six Months Ended June 30, 2022, Compared to the Six Months Ended June 30, 2021

Revenue

Revenue increased $0.5 million to $8.6 million for the six months ended June 30, 2022, as compared to the same period in 2021. Managed Services revenue was down $0.1 million to $4.5 million. Consulting and professional services increased $0.6 million primarily due to a larger number of consulting projects being completed during this period. The Company is starting to see extended sales cycles and delays in renewals as a result of recent economic conditions that could negatively impact future revenue growth.

Cost of Revenue

Cost of revenue was $5.4 million for the six months ended June 30, 2022, as compared to $4.2 million for the same period in 2021. The increase was due to the prior year benefitting from the $1.0 million employee retention credit provided under the CARES Act, an additional $0.1 million in additional stock compensation and $0.1 million in higher costs associated with third party tools required to deliver our services.

Gross margin was 37% of revenue for the six months ended June 30, 2022. After adjusting for the benefit from the employee retention tax credit, gross margin would have been 38% for the same period in 2021.

Sales and Marketing

Sales and marketing expenses decreased to $2.4 million for the six months ended June 30, 2022, as compared to $2.5 million for the same period in 2021. This was due to $0.2 million of employee retention tax credits benefit provided under the CARES Act for 2021 offset by $0.1 million in lower recruiting costs and $0.2 million in lower marketing and other expenses as we looked to cut costs in 2022.

General and Administrative

General and administrative expenses increased $0.2 million to $3.3 million for the six months ended June 30, 2022, compared to $3.1 million for the same period in 2021. The increase is due to $0.2 million higher in professional fees due to the Merger transaction (as described in Note 2 to the condensed consolidated financial statements) and the prior year benefitting from a $0.2 million employee retention tax credit offsetting $0.2 million lower stock-based compensation.

Change in Valuation of Contingent Earn-out

We performed a valuation of the contingent earn-out to the sellers of Backbone Enterprises, Inc. as of June 30, 2021, which resulted in a reduction of the previous estimate of $1,300,000 related to the potential for payout for not meeting earn-out criteria in the final two years of the annual earn-out measurement periods.

Depreciation

Depreciation remained relatively consistent at $85,000 for the six months ended June 30, 2022, as compared to $96,000 for the same period in 2021.

Amortization of Acquisition-Related Intangibles

Amortization of acquisition-related intangibles was $0.5 million for the six months ended June 30, 2022, compared to $0.7 million for the six months ended June 30, 2021. Amortization expense decreased over the comparable periods as a portion of the intangible assets are now fully amortized.

Net Interest Expense

Net interest expense for the six months ended June 30, 2022, was $2,000, compared to $37,000 for the same period in 2021. The decrease was due to a lower outstanding debt balance.

Income Tax

Income tax expense for the six months ended June 30, 2022, was $6.1 million, compared to income tax benefit of $0.3 million for the same period in 2021. The expense in 2022 is primarily a result of the recording of a valuation allowance against our deferred tax assets from timing differences on recognizing future deductions against taxable income, including NOL carryforwards. Management recorded the valuation allowance given recent consecutive years of losses and its determination that it is more likely that such assets will not be realized in future periods.

Liquidity and Capital Resources

As of June 30, 2022, our cash balance was $1.4 million, current assets minus current liabilities was positive $2.4 million and we have no long-term liabilities. In April of 2022 we received a $1.4 million tax refund and in August of 2022 we entered in to the Clearwater Revolving Loan (defined below), which we can use to finance ongoing operations and costs related to the Merger as and when needed, as described in Note 10 to the condensed consolidated financial statements above.. The level of additional cash needed to fund operations and our ability to conduct business for the next twelve months will be influenced primarily by the following factors:

•	The pace at which we choose to invest resources in growing our business, both organically and through acquisition or other transactions;

•	Our ability to manage our operating expenses and maintain gross margins while attracting, recruiting and retaining cybersecurity privacy professionals;

•

Demand for our services from healthcare providers; the near-term impact of the lingering economic effects of the COVID-19 pandemic on our customers’ allocation of time and resources to security and privacy, and their ability to pay for existing services as well as enter into new contractual arrangements during a period of crisis; and

•

The continued economic uncertainty, including related to the COVID-19 pandemic, the conflict in Ukraine and related sanctions against Russia and Belarus, and inflationary pressures (including specifically, but not limited to, human capital costs which are essential to CynergisTek’s business), as well as the impact that such uncertainty has had, and could continue to have, on CynergisTek’s customers and industry and business and operating results.

•

The success or failure to complete the Merger and the potential impact that the Merger Agreement may be terminated under certain circumstances that requires us to pay Clearwater a termination fee of $710,000; the outcome of any legal proceedings that may be instituted against us and others related to the Merger Agreement; risks that the proposed Merger disrupts our current operations or affects our ability to retain or recruit key employees; the amount of the costs, fees, expenses and charges related to the Merger Agreement or the Merger; risks related to the Merger diverting management’s or employees’ attention from ongoing business operations; risks that our stock price may decline significantly if the Merger is not completed.

We have historically funded our operating costs, acquisition activities, working capital requirements and capital expenditures with cash from operations, proceeds from the issuances of our common stock and other financing arrangements. As of the date of this Report on Form 10-Q, we are generating negative cash from operations and our overall revenue and business levels have been impacted by the COVID-19 pandemic over the past twenty-four months. Our customer base is heavily concentrated in the healthcare provider space. The healthcare industry has experienced financial and operational disruption due to the pandemic. Sales cycles are longer, cybersecurity projects have been delayed and budgets have been constrained as healthcare providers focus on patient care and navigating the pandemic. If the pandemic continues or there are resurgences in 2022 and beyond that impact our customers’ operations and resources available for cybersecurity and privacy projects, our cash flows, financial position and operating results for fiscal year 2022 and beyond could be negatively impacted.

During 2020 and 2021, we took actions to reduce expenses, conserve cash, and raise additional capital. During 2021, we raised $1.4 million in additional capital through an “at-the-market” or ATM offering. In addition, we received a $2.8 million PPP Loan (as described in Note 9 to the condensed consolidated financial statements above) which was fully forgiven in August 2021. We also received approximately $0.7 million per quarter in employee retention tax credits in the first three quarters of 2021 and a $1.4 million tax refund in April 2022. With the proceeds from the tax refund, PPP Loan and the employee retention tax credits, we were able to minimize staff reductions in the areas of Sales and Delivery, our primary customer facing roles, to lessen the impact to our customers during this time of heightened security risks for the healthcare industry. If necessary, we could further reduce personnel and other variable and semi-variable costs to conserve cash and operate as a going concern. However, those actions if required, could negatively impact our ability to grow the business as well as the overall long-term outlook of the business.

We recently signed a $750,000 revolving loan with Clearwater related to the Merger. We issued a revolving promissory note in a principal amount of up to $750,000 to Clearwater (the “Clearwater Note”). The Clearwater Note bears interest at a rate of 10.0% per annum and provides for quarterly payments of principal and interest. CynergisTek may make advances under the Clearwater Note in such amounts and at such times as we request from time to time in increments of at least $50,000, but not more than $750,000 in the aggregate (the “Clearwater Revolving Loan”).

We believe that our existing sources of liquidity, including cash and cash equivalents, the ability to raise equity under our effective Registration Statement on Form S-3, Clearwater Revolving Loan as well as our ability to manage the business to decrease expenses, if necessary, will be sufficient to meet our projected capital needs for at least the next twelve months. If the Merger does not consummate in the short-term, as we execute our plans over the next twelve months, we intend to carefully monitor the impact of growth initiatives on our operating expenses, working capital needs and cash balances relative to the availability of cost-effective debt and equity financing. Based on the Company’s current liquidity, and its potential merger-related costs, including payments which would be accelerated under the revolving promissory note if the merger were not consummated, it is anticipated that the Company would be required to raise additional capital to meet its obligations and such capital may not be available, or may not be available on acceptable terms at that time. In the event that capital is not available, we may then have to scale back operations, reduce expenses, and/or curtail future plans to manage our liquidity and capital resources. However, we cannot provide assurance that we will be able to raise additional capital. The lingering impact of the COVID-19 pandemic, the conflict in Ukraine and related sanctions against Russia and Belarus, and inflationary pressures (including specifically, but not limited to, human capital costs which are essential to CynergisTek’s business), as well as the impact that such uncertainty has had, and could continue to have, on CynergisTek’s customers and industry and business and operating results create uncertainty and volatility in the financial markets which may impact our operations and our ability to access capital and/or the terms under which we can do so.

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

26

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

ITEM 4. CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

We are subject to a number of risks and uncertainties in connection with our Merger Agreement. These risks and uncertainties include the following:

•	the inability to complete the Merger due to the failure to obtain stockholder approval or failure to satisfy the other conditions to the completion of the Merger;
•	the risk that the Merger Agreement may be terminated under certain circumstances that require us to pay Clearwater a termination fee of $710,000;
•	the outcome of any legal proceedings instituted, or that may be instituted, against us and others related to the Merger Agreement;
•	risks that the proposed Merger disrupts our current operations or affects our ability to retain or recruit key employees;
•	the effect of the announcement or pendency of the Merger on our business relationships, operating results and business generally;
•	the amount of the costs, fees, expenses and charges related to the Merger Agreement or the Merger;
•	risks related to the Merger diverting management’s or employees’ attention from ongoing business operations; and
•	risks that our stock price may decline significantly if the Merger is not completed.

The Risk Factors set forth herein and in the 2021 Form 10-K should be read carefully in connection with evaluating our business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q. Any of the risks described herein and in the 2021 Form 10-K, could materially adversely affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. These are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 5. OTHER INFORMATION.

Clearwater Revolving Loan.

CynergisTek and Clearwater have entered into a Guaranty and Security Agreement (the “Security Agreement”) and Revolving Promissory Note (the “Clearwater Note”), each dated August 12, 2022, whereby Clearwater will provide a secured revolving loan of up to $750,000.00 to CynergisTek (the “Clearwater Revolving Loan”). The Security Agreement and Clearwater Note may be referred to collectively as the “Loan Documents”. The Loan Documents provide for a fixed 10.0% annual interest on sums advanced, five-year maturity date for unpaid sums loaned and unpaid interest accrued thereon, and calendar quarterly payments of accrued interest on any sums advanced under the Clearwater Revolving Loan (interest payments commencing on September 30, 2022). CynergisTek may elect to pay all of the interest that is due on any interest payment due date in-kind (which portion, if applicable, shall be added to the outstanding principal amount under the Clearwater Note) upon prior written notice of such election at least five business days prior to such interest payment due date.  Principal of the Clearwater Revolving Loan may be used for any lawful purpose, including CynergisTek’s working capital needs. CynergisTek’s obligations under the Clearwater Note are secured by a first, senior lien on all of CynergisTek’s assets and accounts receivable, as set forth in the Security Agreement.

There is no premium or penalty for pre-payment of sums owed under the Loan Documents. In the event of a default under the Loan Documents, the default interest rate is a fixed rate of 12% annual interest.

The Clearwater Note provides for certain customary events of default, including (i) CynergisTek’s failure to pay any principal amount outstanding under the Clearwater Note; any outstanding interest under the Clearwater Note; or any other amount due under the Clearwater Note, in each case, whether such amount is due by scheduled maturity, required prepayment, acceleration, demand or otherwise, subject to a five-day grace period (except in limited circumstances); (ii) CynergisTek’s breach in any material respect any representation or warranty made by CynergisTek in the Loan Documents; (iii) a proceeding under any bankruptcy, reorganization, arrangement of debt, insolvency, readjustment of debt or receivership law or statute is filed (A) against CynergisTek or any of its subsidiaries, and an adjudication or appointment is made or order for relief is entered, or such proceeding remains undismissed for a period in excess of 60 days, or (B) by CynergisTek or any of its subsidiaries; CynergisTek or any of its subsidiaries makes an assignment for the benefit of creditors; CynergisTek or any of its subsidiaries takes any action to authorize any of the foregoing; or CynergisTek or any of its subsidiaries becomes insolvent or fails generally to pay its debts as they become due; (iv) CynergisTek fails to notify Clearwater of an event of default under the Clearwater Note; or (v) CynergisTek shall, or shall attempt or purport to, revoke any of its obligations under the Clearwater Note, or CynergisTek or any of its subsidiaries shall challenge or contest, in any action, suit or proceeding, the validity or enforceability of any of the Clearwater Note or the perfection or priority of any lien granted to Clearwater. Upon and at any time following the occurrence of any of the foregoing events of default, Clearwater may, at its option, terminate CynergisTek’s right to request and receive advances under the Clearwater Note and/or declare the entire principal, interest and other amounts then outstanding under the Clearwater Note due and payable immediately without notice to CynergisTek, and Clearwater may proceed to enforce payment of the same, except that upon the occurrence of an event of default described in subparagraph (iii) above, the entire principal, interest and other amounts then outstanding under the Clearwater Note shall be due and payable immediately without notice to CynergisTek. In addition, Clearwater may exercise and pursue any and all rights and remedies available to it under the Loan Documents, and all rights and remedies available to Clearwater under applicable law.

The Clearwater Note matures and any remaining outstanding principal balance and all accrued and unpaid interest shall become due and payable upon the earliest to occur of (i) the five-year anniversary of the date thereof, (ii) the termination of the Merger Agreement, or (iii) the incurrence by CynergisTek or any of its subsidiaries of any debt of any kind whatsoever from a third party, other than payables incurred in the ordinary course of business; provided that (x) if the Merger Agreement is terminated pursuant to Sections 7.1(a), 7.1(b), 7.1(c), 7.1(d), or 7.1(g) of the Merger Agreement, then all outstanding principal and interest under the Clearwater Note shall be due and payable by the 60th day following such termination; and (y) if the Merger Agreement is terminated in connection with the entry into an Acquisition Transaction (as such term is defined in the Merger Agreement), then CynergisTek shall be required to repay all outstanding interest and principal then due under the Clearwater Note as a condition to, and prior to or concurrently with, the termination of the Merger Agreement by CynergisTek.

The above summary of the Security Agreement and Clearwater Note is qualified in its entirety by reference to the Security Agreement, which is attached to this Quarterly Report on Form 10-Q as Exhibit 10.1, and the Clearwater Note, which is attached to this Quarterly Report on Form 10-Q as Exhibit 10.2.

ITEM 6. EXHIBITS.

No.	Item
10.1

Guaranty and Security Agreement by and among CynergisTek, Inc., each of the other entities listed as a Grantor on the signature pages thereof as “Grantors”, and Clearwater Compliance LLC, dated August 12, 2022.** †

10.2	Revolving Promissory Note by and between CynergisTek, Inc. and Clearwater Compliance LLC, dated August 12, 2022.** †
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. †
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. †
32.1	Certification of the CEO and CFO pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. +
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document). †

†	Filed herewith.
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

**

Schedules to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K and the Company agrees to furnish supplementally a copy of any omitted schedule to the staff of the SEC upon request

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYNERGISTEK, INC.

Date: August 15, 2022	By:	/s/ Michael McMillan
Michael McMillan
President and Chief Executive Officer (Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Paul T. Anthony
Paul T. Anthony
Chief Financial Officer (Principal Accounting Officer)

